Form 10-Q
period 1996-03-31
OSTEOTECH INC
filed 1996-05-13
CIK 874734

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                                  (Mark One)

[x]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the Period Ended MARCH 31, 1996


                                      or

[ ]   Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 For the Transition Period from __________ to __________


Commission File Number 0-19278


                              OSTEOTECH, INC.
 (Exact name of registrant as specified in its charter)

           DELAWARE                                   13-3357370
 (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

  51 JAMES WAY, EATONTOWN, NEW JERSEY                   07724
    (Address of principal executive offices)          (Zip Code)

                            (908) 542-2800
           (Registrant's telephone number, including area code)

                            NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No

                     Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 par value - 7,749,121 shares as of April 30, 1996

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements



                       OSTEOTECH, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



    Three Months Ended March 31,                                           1996                              1995
Net Revenues:
     Service                                                               $7,523                            $6,245
     Product                                                               724                               563
     Grant                                                                 162                               174
                                                                           8,409
Costs and expenses:
     Cost of services                                                      3,081                             2,558
     Cost of products                                                      516                               525
     Marketing, general and administrative                                 3,337                             2,948
     Research and development                                              880                               796
{Other income (expense):
     Interest income                                                       104                               206
     Interest expense                                                      (68)                              (46)
     Other                                                                 20                                46
                                                                           56                                206
Income before income taxes                                                 651                               361
Income tax provision, net                                                  480                               325
Net income                                                                 $  171                                           $   36
Net income per share                                                       $  .02                                           $  .01
Shares used in computing net income per share                              8,396,677                         7,900,210




    See accompanying notes to condensed consolidated financial statements.

                       OSTEOTECH, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                            (DOLLARS IN THOUSANDS)

                                                                               March 31,                        December 31,
                                                                                 1996                               1995
ASSETS
Current assets:
     Cash and cash equivalents                                                        $ 5,637                              $ 2,788
     Short-term investments                                                             1,987                                4,919
     Accounts receivable, net                                                           5,653                                4,561
     Inventories                                                                        1,034                                1,081
     Deferred income taxes                                                              1,208                                1,429
     Prepaid expenses and other current assets                                          2,538                                2,882
        Total current assets                                                           18,057
Equipment and leasehold improvements, net                                               8,494                                8,624
Excess of cost over net assets of business acquired,
         less accumulated amortization of $1,008 in 1996 and
         $945 in 1995                                                                   2,690                                2,753
Other assets                                                                            1,140                                1,133
Total assets                                                                          $30,381                              $30,170
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities                                         $ 4,305                              $ 4,078
     Notes payable                                                                        534                                  647
     Current maturities of long-term debt and
          obligations under capital leases                                                785                                  800
        Total current liabilities                                                       5,624                                5,525
Long-term debt and obligations under capital leases                                     1,401                                1,598
Other liabilities                                                                         501                                  453
Total liabilities                                                                       7,526                                7,576
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.01 par value; 5,676,595 shares
             authorized; no shares issued or outstanding
     Common stock, $.01 par value; 20,000,000 shares
             authorized; issued and outstanding 7,748,475
         shares in 1996 and 7,198,179 shares in 1995                                       77                                   72
     Additional paid-in capital                                                        29,892                               29,782
     Currency translation adjustments                                                    (74)                                 (48)
     Accumulated deficit                                                              (7,040)                              (7,212)
Total stockholders' equity                                                             22,855                               22,594
Total liabilities and stockholders' equity                                            $30,381                              $30,170


    See accompanying notes to condensed consolidated financial statements.

                       OSTEOTECH, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

    Three Months Ended March 31,                                                         1996                        1995
CASH FLOW FROM OPERATING ACTIVITIES}
   Net income                                                                            $  171                      $   36
   Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
         Depreciation and amortization                                                   631                         365
         Deferred income taxes                                                           221                         286
         Other items, net                                                                5                           4
         Changes in assets and liabilities:
               Accounts receivable                                                       (1,104)                     (874)
               Inventories                                                               37                          (276)
               Prepaid expenses and other current assets                                 322                         (441)
               Accounts payable and other liabilities                                    213                         760
Net cash provided by (used in) operating activities                                      496                         (140)
CASH FLOW FROM INVESTING ACTIVITIES
   Capital expenditures                                                                  (349)                       (761)
   Purchases of investments                                                              (1,987)                     (985)
   Proceeds from sale of investments                                                     4,919
   Increase in other assets                                                                            (85)
(8)
Net cash provided by (used in) investing activities                                      2,498                       (1,754)
CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                                116                         35
   Proceeds from issuance of notes payable                                               94                          110
   Proceeds from issuance of long-term debt                                                                          215
   Principal payments on notes payable                                                   (207)                       (80)
   Principal payments on long-term debt
      and obligations under capital leases                                                             (196)
(105)
Net cash provided by (used in) financing activities                                                    (193)
175
Effect of exchange rate changes on cash                                                  48                          (38)
Net increase (decrease) in cash and cash equivalents                                     2,849                       (1,757)
Cash and cash equivalents at beginning of period                                                       2,788
3,785
Cash and cash equivalents at end of period                                                             $5,637
$2,028
Supplementary cash flow data:
   Cash paid during the period for interest                                              $   67                      $   48
   Cash paid during the period for taxes                                                 6                           7
   Capital lease obligations entered into during the period                                                          84





    See accompanying notes to condensed consolidated financial statements.

                       OSTEOTECH, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1.    BASIS OF PRESENTATION
      The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) considered necessary by management to present fairly the Company's consolidated financial position as of March 31, 1996 and December 31, 1995, and the consolidated results of operations and the consolidated cash flows for the three-month periods ended March 31, 1996 and 1995. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1995 which were included as part of the Company's Report on Form 10-K.


2.    RECLASSIFICATIONS
      Certain of the 1995 amounts have been reclassified for comparative purposes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1996 AND 1995



RESULTS OF OPERATIONS

NET INCOME

Net income in the first quarter of 1996 increased to $171,000 or $.02 per share compared to net income of $36,000 or $.01 per share in the first quarter of 1995.

Following is a discussion of factors which affected results of operations for the three-month periods ended March 31, 1996 and 1995.


REVENUES

Revenues in the first quarter of 1996 increased 20% to $8,409,000 from $6,982,000 in the first quarter of 1995. During the first three months of 1996 and 1995, two of the Company's major customers accounted for 65% and 23% and 64% and 21%, respectively, of revenues.

The increase in revenues in the first quarter of 1996 resulted principally from increased demand for the Company's Grafton (trademark) Demineralized Bone Matrix (DBM) Gel and ceramic hydroxyapatite powders and the introduction of Grafton DBM Flex in January 1996.


COST OF SERVICES AND PRODUCTS

Cost of services as a percentage of service revenues remained unchanged at 41% in the first quarter 1996 and 1995.

Cost of products as a percentage of product revenues was 71% in the first quarter of 1996 compared to 93% in the same period in 1995. The decrease in costs as a percentage of revenues results primarily from a shift in revenue mix towards products with higher gross margins.


Marketing, General and Administrative

Marketing, general and administrative expenses increased $389,000 or 13% in the first quarter of 1996 compared to the same period last year. The increase was primarily attributable to increases in facilities costs and administrative costs associated with the continued expansion of the business.

Research and Development

Research and development expenses increased $84,000 or 11% in the first quarter of 1996. The increase was primarily attributable to increased spending associated with the development of additional allograft tissue forms which are expected to be introduced into the market in 1996, expansion of the Company's viral inactivation process to a broader range of allograft tissue and continued development of Polyactive products.


OTHER INCOME, NET

Interest income decreased $102,000 in the first quarter of 1996 due to the repayment of a fully reserved note receivable from a significant customer which had a higher interest rate than current investments. The note had an outstanding balance of $4.1 million at March 31,1995 and was fully repaid during 1995.

Interest expense increased $22,000 in the first quarter of 1996 as a result of higher outstanding borrowings related to capital expenditures.


PROVISION FOR INCOME TAXES

The provision for income taxes increased by $155,000 in the first quarter of 1996 as a result of higher US taxable income. The provision for income taxes in each period reflects a rate in excess of the Federal statutory income tax rate due to state income taxes and foreign losses for which no current tax benefits were available.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Company had cash and cash equivalents and short-term investments of $7,624,000 compared to $7,707,000 at December 31, 1995. Working capital increased by $298,000 to $12,433,000. The increase in working capital resulted principally from an increase in accounts receivable resulting from higher revenues partially offset by decreases in deferred income taxes, prepaid expenses and other current assets.

The Company has a loan and security agreement with a US bank which provides for borrowings of up to $3,000,000 under a revolving line of credit and $4,000,000 under an equipment line of credit. At March 31, 1996, $1,904,000 was outstanding under the equipment line of credit and there were no borrowings outstanding under the revolving line of credit.

The Company also has a line of credit with a Dutch bank which provides for borrowings of up to 5,000,000 Dutch Guilders ("dfl"), or approximately $3,024,000 at the March 31, 1996 exchange rate. One of the Company's facility leases requires it to maintain a declining bank guarantee which reduced the amount available for borrowings to 4,165,000 dfl, or approximately $2,519,000 at the March 31, 1996 exchange rate. Additionally, based upon the Company's cash





                                      -7-
position and anticipated cash flow, the Company and the bank agreed that the Company would limit its use of the credit line to more than 2,165,000 dfl, or approximately $1,309,000 in 1996. There were no borrowings under this credit line as of March 31, 1996.

The Company is involved in lawsuits principally involving allegations of spinal fixation device products liability. See Item 1. LEGAL PROCEEDINGS. The Company believes the claims to be without merit and all such cases are and will continue to be vigorously defended. Pursuant to its distribution agreement with Ulrich, KG ("Ulrich"),the manufacturer of the spinal system distributed by the Company, Ulrich has agreed to indemnify the Company for liabilities incurred in connection with the distribution of Ulrich's products. Additionally, the Company maintains products liability insurance coverage and is also named as a co-insurerd on Ulrich's products liability insurance policy. Although the Company believes that it will ultimately prevail in these cases, litigation is subject to many uncertainties and it is possible that some of the pending cases could be decided against the Company. It is possible that the results of operations or liquidity and capital resources of the Company could be materially adversely affected by the ultimate outcome of the pending litigation or as a result of the costs of contesting such suits if the ultimate liability exceeds the amount that the company recovers from Ulrich and/or insurance policies. The Company is unable to estimate the potential liability, if any, that may result from the pending litigation and, accordingly, no provision for any liability (except for accrued legal costs) has been made in the consolidated financial statements.

The Company believes that its cash and cash equivalents, short-term investments and available lines of credit, together with anticipated cash flow from operations, will be sufficient to meet its near-term requirements, but may not be adequate to fully develop and commercialize all products currently under development by the Company. From time to time the Company may seek additional funds through equity or debt financing. However, there can be no assurances that such additional funds will be available to the Company, or if available, that such funds will be available on terms favorable to the Company.

PART II.    OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

1.    ORTHOPEDIC BONE SCREW PRODUCTS LIABILITY LITIGATION

As of May 7,1996, the Company had been served with 177 lawsuits (145 of which were filed during 1996) involving approximately 3,400 plaintiffs which name spinal implant manufacturers, distributors (including the Company) and/or promoters as defendants. The lawsuits against the Company involve allegations of, either alone or in combination, negligence, products liability and conspiracy or other concerted action between the Company and other distributors, manufacturers and promoters of similar products. The Company believes the claims to be without merit and all such cases are and will continue to be vigorously defended. These lawsuits have been filed in various federal and state courts throughout the country and are in preliminary stages. Of these lawsuits, 174 which were commenced in federal court have been, or are being, consolidated with other similar actions for coordinated proceedings in the District Court for the Eastern District of Pennsylvania in an action entitled IN RE: ORTHOPEDIC BONE SCREW PRODUCTS LIABILITY LITIGATION, MDL Dkt 1014 (E.D. Pa.) (the "MDL Litigation"). These individual lawsuits are not class action lawsuits, however they will remain coordinated for further pretrial purposes. Since the lawsuits are not class action lawsuits additional plaintiffs may file additional lawsuits in the future alleging similar claims.

The Company believes that it has affirmative defenses, including, without limitation, defenses based on federal preemption of claims based on state law, the expiration of the applicable statute of limitations, the learned intermediary defense, the failure of a cause of action to exist where no malfunction of a Company-distributed spinal implant has occurred, the fact that the product distributed by the Company was not the product at issue, the fact that the Company has not engaged in a conspiracy with other manufacturers or distributors and the fact that these individual lawsuits otherwise are without merit. On April 8, 1996, the presiding judge in the MDL Litigation entered an order rejecting the following claims alleged in these lawsuits: failure to warn; manufacturing, design and testing defect and implied warranty. This ruling, however, is subject to the United States Supreme Court's decision in a case with facts somewhat similar to these cases which is scheduled to be decided during the next year. With respect to the conspiracy and concerted action claims, the Company has joined in an "omnibus" motion to dismiss these claims which was filed in April 1996. Although the Company believes that it will ultimately prevail in these cases, litigation is subject to many uncertainties and it is possible that some of the pending cases could be decided against the Company.

All of the actions seek monetary damages of no less than $50,000 per plaintiff. The aggregate monetary damages eventually sought by all of the plaintiffs and the related costs to defend such actions may be substantial. Pursuant to the Company's distribution agreement with Ulrich, KG ("Ulrich"),the manufacturer of the spinal system distributed by the Company, Ulrich has agreed to indemnify the Company for liabilities incurred in connection with the distribution of Ulrich's products. However, there can be no assurance that Ulrich will have the financial resources necessary to comply with its indemnification obligation to the Company.

Additionally, the Company maintains its own products liability insurance coverage and has also been named as a co-insurerd on Ulrich's product liability insurance policy. The Company's insurance company has denied, and Ulrich's insurance company has indicated that it may deny, coverage with respect to certain of these cases.



2.    KEHR ET AL. V. MUSCULOSKELETAL TRANSPLANT FOUNDATION AND
      OSTEOTECH, INC. (W.D. MICH.)

On March 26, 1996, the Company was served with a lawsuit that was filed in Kent County Circuit Court in Grand Rapids, Michigan. The action is based on products liability alleging that the Company and co-defendant Musculoskeletal Transplant Foundation ("MTF"), mislabeled and mispackaged processed human bone tissue. On April 24, 1996, co-defendant MTF, with the Company's consent, removed this action to the United States District Court for the Western District of Michigan.

The Company believes that this lawsuit is without merit and the case is currently being defended by the Company's insurance carrier, with the general reservation of rights.






ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits (numbered in accordance with Item 601 of Regulation S-K)


      Exhibit                                                      Page
      NUMBER      DESCRIPTION                                     NUMBER

      11.1        Computation of Primary Net Income
                  Per Share                                        E-1

      11.2        Computation of Fully Diluted Net Income
                  Per Share                                        E-2

      27.0        Financial Data Schedule                          E-3


      (b)  Reports on Form 8-K

      On February 2, 1996, the Company filed with the Commission a Current Report on Form 8-K dated January 31, 1996, to announce that it introduced a new proprietary form of human demineralized bone matrix. The new graft form, Grafton{ } Demineralized Bone Matrix (DBM) Flex, is the result of patented technology developed by the Company that utilizes specially milled allograft bone fibers which are capable of being processed into multiple shapes and sizes.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               OSTEOTECH, INC.
                                                (Registrant)



Date: May 9, 1996             By:         /S/ RICHARD W. BAUER
                                          Richard W. Bauer
                                          President, Chief
                                          Executive Officer



Date: May 9, 1996             By:         /S/ MICHAEL J. JEFFRIES
                                          Michael J. Jeffries
                                          Executive Vice President
                                          Chief Operating Officer
                                          Chief Financial Officer