Form 10-Q
period 1996-06-30
OSTEOTECH INC
filed 1996-08-13
CIK 874734

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                                  (Mark One)

[x]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the Period Ended JUNE 30, 1996


                                      or

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

Common Stock, $.01 par value - 7,787,235 shares as of July 31, 1996

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements



                       OSTEOTECH, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                             Three Months                               Six Months
                                                             Ended June 30,                             Ended June 30,

                                                        1996                  1995                  1996                 1995
Net Revenues:
     Service                                         $7,578                $5,598                $15,101              $11,843
     Product                                            641                   844                  1,365                1,407
     Grant                                              156                   184                    318                  358
                                                      8,375                 6,626                 16,784               13,608
Costs and expenses:
     Cost of services                                 3,046                 2,459                  6,127                5,017
     Cost of products                                   569                   572                  1,085                1,097
     Marketing, general and administrative            3,189                 2,776                  6,526                5,724
     Research and development                           917                   756                  1,797                1,552
     Provision for termination of
            distribution agreement                                            980                                         980
                                                      7,721                 7,543                 15,535               14,370
{Other income (expense):
     Recovery of principal on note from
            a significant customer                                             69                                          69
     Interest income, net                                44                    96                    80                   256
     Other                                                5                   (48)                   25                    (2)
                                                         49                   117                   105                   323


Income (loss) before income taxes                       703                  (800)                1,354                  (439)

Income tax provision (benefit), net                     501                   (55)                  981                   270

Net income (loss)                                    $  202                $ (745)               $  373                 $(709)

Net income (loss) per share                          $  .02                $ (.10)               $  .04                 $(.09)

Shares used in computing net
         income (loss) per share                  8,319,023              7,818,299            8,354,163             7,813,154



    See accompanying notes to condensed consolidated financial statements.

                       {OSTEOTECH, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                            (DOLLARS IN THOUSANDS)

                                                                                June 30,                         December 31,
                                                                                  1996                               1995
ASSETS
Current assets:
     Cash and cash equivalents                                                   $ 7,309                            $ 2,788
     Short-term investments                                                          987                              4,919
     Accounts receivable, net                                                      5,407                              4,561
     Inventories                                                                   1,090                              1,081
     Deferred income taxes                                                           995                              1,429
     Prepaid expenses and other current assets                                     2,299                              2,882
        Total current assets                                                      18,087                             17,660

Equipment and leasehold improvements, net                                          9,079                              8,624
Excess of cost over net assets of business acquired,
         less accumulated amortization of $1,071 in 1996
         and $945 in 1995                                                          2,627                              2,753
Intangible assets, net of accumulated amortization of
         $258 in 1996 and $113 in 1995                                               483                                610
Other assets                                                                         527                                523
Total assets                                                                     $30,803                            $30,170

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities                                    $ 4,772                            $ 4,078
     Notes payable                                                                   314                                647
     Current maturities of long-term debt and
          obligations under capital leases                                           785                                800
        Total current liabilities                                                  5,871                              5,525

Long-term debt and obligations under capital leases                                1,204                              1,598
Other liabilities                                                                    488                                453
Total liabilities                                                                  7,563                              7,576

Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.01 par value; 5,676,595 shares
             authorized; no shares issued or outstanding
     Common stock, $.01 par value; 20,000,000 shares
             authorized; issued and outstanding 7,787,235
         shares in 1996 and 7,198,179 shares in 1995                                  78                                 72
     Additional paid-in capital                                                   30,099                             29,782
     Currency translation adjustments                                               (99)                               (48)
     Accumulated deficit                                                         (6,838)                            (7,212)
Total stockholders' equity                                                        23,240                             22,594
Total liabilities and stockholders' equity                                       $30,803                            $30,170

    See accompanying notes to condensed consolidated financial statements.

                       OSTEOTECH, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                            (DOLLARS IN THOUSANDS)

    Six Months Ended June 30,                                                            1996                        1995
CASH FLOW FROM OPERATING ACTIVITIES}
   Net income (loss)                                                                  $   373                     $  (709)
   Adjustments to reconcile net income (loss) to net cash
          provided by (used in) operating activities:
         Provision for termination of distribution agreement                                                          980
         Depreciation and amortization                                                  1,168                         742
         Deferred income taxes                                                            434                         226
         Other items, net                                                                   6                           9
         Changes in assets and liabilities:
               Accounts receivable                                                       (875)                       (110)
               Inventories                                                                (28)                       (506)
               Prepaid expenses and other current assets                                  533                         166
               Accounts payable and other liabilities                                     716                          76
Net cash provided by (used in) operating activities                                     2,327                         874


CASH FLOW FROM INVESTING ACTIVITIES
   Capital expenditures                                                                (1,200)                     (2,013)
   Purchases of investments                                                            (2,974)                     (2,970)
   Proceeds from sale of investments                                                    6,907                       1,957
   Increase in other assets                                                              (213)                        (71)
Net cash provided by (used in) investing activities                                     2,520                      (3,097)


CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                                 324                          73
   Proceeds from issuance of notes payable                                                 94                         110
   Proceeds from issuance of long-term debt                                                                           215
   Principal payments on notes payable                                                   (427)                       (226)
   Principal payments on long-term debt
         and obligations under capital leases                                            (393)                       (223)
Net cash provided by (used in) financing activities                                      (402)                        (51)

Effect of exchange rate changes on cash                                                    76                         (36)

Net increase (decrease) in cash and cash equivalents                                    4,521                      (2,310)
Cash and cash equivalents at beginning of period                                        2,788                       3,785
Cash and cash equivalents at end of period                                            $ 7,309                      $1,475

Supplementary cash flow data:
   Cash paid during the period for interest                                             $ 133                      $  101
   Cash paid during the period for taxes                                                  519                          68
   Capital lease obligations entered into during the period                                                           138





    See accompanying notes to condensed consolidated financial statements.

                       OSTEOTECH, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1.    BASIS OF PRESENTATION
      The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) considered necessary by management to present fairly the Company's consolidated financial position as of June 30, 1996 and December 31, 1995, and the consolidated results of operations for the three-month and six-month periods ended June 30, 1996 and 1995, and the consolidated cash flows for the six-month periods then ended. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1995 which were included as part of the Company's Report on Form 10-K.


2.    FINANCING ARRANGEMENTS
      Effective as of March 1996, the Company amended its loan and security agreement with a Dutch bank which provides for borrowings up to 5,000,000 Dutch Guilders ("dfl"), or approximately $2,925,000 at the June 30, 1996 exchange rate. The amendment extends the term of the agreement through June 1997 and reduces the annual rate of interest on borrowings from the bank's prime rate plus a margin of 2.5% to the bank's prime rate plus a margin of 2.0%. Additionally, the Company has voluntarily agreed to limit its borrowings in 1996, if any, to no more than 3,000,000 dfl, or approximately $1,755,000.

      Effective as of May 1996, the Company amended its loan and security agreement with a U.S. bank which provides for borrowings under a revolving line of credit and an equipment line of credit. The amendment extends the term of the agreement through May 1997 and reduces the annual rate of interest on equipment advances from the bank's prime rate plus a margin of .75% to the bank's prime rate plus a margin of .25%.

3.    Reclassifications
      Certain of the 1995 amounts have been reclassified for comparative purposes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 1996 AND 1995



RESULTS OF OPERATIONS

NET INCOME (LOSS)

Net income in the second quarter of 1996 increased to $202,000 or $.02 per share compared to a net loss of $745,000 or $.10 per share in the second quarter of 1995. Net income in the first six months of 1996 was $373,000 or $.04 per share compared to net loss of $709,000 or $.09 per share in the first six months of 1995. Results of operations in 1995 were affected by a pre-tax charge of $980,000 resulting from the Company's decision to terminate its distribution agreement for trauma implant products.

Following is a discussion of factors which affected results of operations for the three-month and six-month periods ended June 30, 1996 and 1995.


REVENUES

Revenues in the second quarter of 1996 increased 26% to $8,375,000 from $6,626,000 in the second quarter of 1995. Revenues in the first six months of 1996 increased 23% to $16,784,000 as compared to $13,608,000 in the six months ended June 30, 1995. During the second quarter and first six months of 1996, two of the Company's major customers accounted for 64% and 23% and 62% and 17%, respectively, of revenues.

The increase in revenues in the second quarter and first six months of 1996 resulted principally from increased demand for the Company's allograft processed tissue including Grafton<reg-trade-mark> Demineralized Bone Matrix
(DBM) Gel and Grafton DBM Flex which was introduced in January 1996.



COST OF SERVICES AND PRODUCTS

Cost of services as a percentage of service revenues was 40% and 41% in the second quarter and first six months of 1996, respectively, compared to 44% and 42% in the same periods last year. The decrease in costs as a percentage of revenues results primarily from a shift in revenue mix toward services with higher gross margins.

Cost of products as a percentage of product revenues was 89% and 79% in the second quarter and first six months of 1996, respectively, compared to 68% and 78% in the same periods last year. The increase in costs as a percentage of revenues results primarily from a shift in revenue mix toward products with lower gross margins.

Marketing, General and Administrative

Marketing, general and administrative expenses increased $413,000 or 15% in the second quarter and $802,000 or 14% in the first six months of 1996, compared to the same periods last year. The increases were primarily attributable to an increase in facilities and expanded marketing activities associated with the development of a national network of independent agents.


RESEARCH AND DEVELOPMENT

Research and development expenses increased $161,000 and $245,000 in the second quarter and first six months of 1996, respectively, or 21% and 16% compared to the same periods last year. The increases were primarily attributable to increased spending associated with the development of additional allograft tissue forms which have been or are expected to be introduced into the market during 1996, expansion of the Company's viral inactivation process to a broader range of allograft tissue and continued development of PolyActive products.


PROVISION FOR TERMINATION OF DISTRIBUTION AGREEMENT

In June 1995, the Company terminated its distribution agreement for trauma implant products with its supplier, aap, GmbH, of Berlin, Germany, due to aap's inability to meet certain material covenants of the agreement. As a result of this termination the Company recorded a charge of $980,000 consisting principally of inventory write-offs, employee termination costs and legal fees.


OTHER INCOME, NET

Other income, net decreased $68,000 and $218,000 in the second quarter and first six months of 1996 primarily due to the repayment of a fully reserved note receivable from a significant customer during 1995 which had a higher interest rate than current investments. During the second quarter of 1995 $69,000 of principal payments were received on the fully reserved note. The note had an outstanding balance of $4.1 million at June 30,1995.


PROVISION FOR INCOME TAXES

The provision for income taxes increased by $556,000 and $711,000 in the second quarter and first six months of 1996 as a result of higher US taxable income. The provision for income taxes in each period reflects a rate in excess of the Federal statutory income tax rate due to state income taxes and foreign losses for which no current tax benefits were available.

The tax benefit of $55,000 in the second quarter of 1995 is due to U.S. losses resulting primarily from the $980,000 charge associated with the termination of the distribution agreement for trauma implant products.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had cash and cash equivalents and short-term investments of $8,296,000 compared to $7,707,000 at December 31, 1995. Working capital increased by $81,000 to $12,216,000.

The Company has a loan and security agreement with a US bank which provides for borrowings of up to $3,000,000 under a revolving line of credit and $4,000,000 under an equipment line of credit. At June 30, 1996, $1,728,000 was outstanding under the equipment line of credit and there were no borrowings outstanding under the revolving line of credit.

The Company also has a line of credit with a Dutch bank which provides for borrowings of up to 5,000,000 Dutch Guilders ("dfl"), or approximately $2,925,000 at the June 30, 1996 exchange rate. An analysis of the Company's cash position and anticipated cash flow indicated that it most likely would not be necessary to utilize a significant portion of the line of credit during 1996 and, therefore, the Company has voluntarily agreed to limit its borrowings, if any, to no more than 3,000,000 dfl, or approximately $1,755,000 in 1996. Additionally, one of the Company's facility leases requires it to maintain a declining bank guarantee which reduced the amount available for borrowings to 2,237,000 dfl, or approximately $1,310,000 at the June 30, 1996 exchange rate. There were no borrowings under this credit line as of June 30, 1996.

The Company is involved in lawsuits principally involving allegations of spinal fixation device products liability. See Part II - Item 1. LEGAL PROCEEDINGS. The Company believes the claims to be without merit and all such cases have been and will continue to be vigorously defended. Pursuant to its distribution agreement with Ulrich, KG ("Ulrich"),the manufacturer of the spinal system distributed by the Company which is the subject of these lawsuits, Ulrich has agreed to indemnify the Company for liabilities incurred in connection with the distribution of Ulrich's products. Additionally, the Company maintains products liability insurance coverage and is also named as a co-insured on Ulrich's products liability insurance policy. Although the Company believes that it will ultimately prevail in these cases, litigation is subject to many uncertainties and it is possible that some of the pending cases could be decided against the Company. It is possible that the results of operations or liquidity and capital resources of the Company could be materially adversely affected by the ultimate outcome of the pending litigation or as a result of the costs of contesting such suits if the ultimate liability exceeds the amount that the Company recovers from Ulrich and/or such insurance policies. The Company is unable to estimate the potential liability, if any, that may result from the pending litigation and, accordingly, no provision for any possible future liability has been made in the consolidated financial statements.

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

PART II.    OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

1. ORTHOPAEDIC BONE SCREW PRODUCTS LIABILITY LITIGATION

As of August 9, 1996, the Company has been named defendant in 100 lawsuits involving approximately 4,000 plaintiffs which name spinal implant manufacturers, distributors (including the Company)and/or promoters as defendants. The lawsuits against the Company are based in products liability and involve allegations, either alone or in combination, of negligence and conspiracy or other concerted action between the Company and other distributors, manufacturers and promoters of similar products. The Company believes the claims to be without merit and all such cases have been, and will continue to be, vigorously defended. These lawsuits have been filed in various federal and state courts throughout the country and are in preliminary stages. Of these lawsuits, 94 are pending in federal court and have been, or are being, consolidated with other similar actions for coordinated proceedings in the District Court for the Eastern District of Pennsylvania in an action entitled In re: ORTHOPAEDIC BONE SCREW PRODUCTS LIABILITY LITIGATION, MDL Dkt 1014 (E.D. Pa.) (the "MDL Litigation"). These individual lawsuits are not class action lawsuits. However, they will remain coordinated for further pretrial proceedings. Since the lawsuits are not class action lawsuits, additional plaintiffs may file additional lawsuits in the future alleging similar claims.

The Company believes that it has affirmative defenses, including, without limitation, defenses based on the learned intermediary defense (the Company's labeling and literature contain proper warnings to healthcare professionals regarding the use of the product), the failure of a cause of action to exist where no malfunction of a Company-distributed spinal implant has occurred, the fact that the product at issue was substantially modified in an unforeseeable manner, the fact that the product distributed by the Company was not the product at issue, the fact that the Company has not engaged in a conspiracy with other manufacturers or distributors and the fact that these individual lawsuits otherwise are without merit. On June 26, 1996, the United States Supreme Court, in a case with facts somewhat similar to these, ruled that state law claims against manufacturers and distributors of medical devices are not necessarily preempted by federal law regulating medical devices. Thus, it is likely that the MDL Court will modify its April 8, 1996 order, which dismissed plaintiffs' state law claims for failure to warn, manufacturing, design and testing defect, and implied warranty, to conform with the Supreme Court's June 26, 1996 ruling. With respect to the conspiracy and concerted action claims, the Company has joined in an "omnibus" motion to dismiss these claims which was filed in April 1996. The MDL Court heard oral argument on the constitutional and jurisdictional issues raised in the motion on June 24, 1996. Argument on the substantive issues were heard on July 25, 1996. A decision on the motion is expected by late summer, or early fall, of 1996. Although the Company believes that it will ultimately prevail in these cases litigation is subject to many uncertainties and it is possible that some of the pending cases could be decided against the Company.

All of the actions seek monetary damages of no less than $50,000 per plaintiff. The aggregate monetary damages eventually sought by all of the plaintiffs and the related costs to defend such action may be substantial. Pursuant to the Company's distribution agreement with Ulrich, KG ("Ulrich"), the manufacturer of the spinal system distributed by the Company, Ulrich has agreed to indemnify the Company for liabilities incurred in connection with the distribution of Ulrich's products. However, there can be no assurance that Ulrich will have the financial resources necessary to comply with its indemnification obligation to the Company. Additionally, the Company maintains its own products liability insurance coverage and has also been named as a co-insured on Ulrich's product liability insurance policy. The Company's insurance company has denied, and Ulrich's insurance company has indicated that it may deny, coverage with respect to certain of these cases. There can be no assurance that these insurance policies will provide the Company with adequate coverage in connection with those lawsuits for which coverage has not been denied.


2. KEHR ET AL. V. MUSCULOSKELETAL TRANSPLANT FOUNDATION AND OSTEOTECH, INC.

On March 26, 1996, the Company was served with a lawsuit that was filed in Kent County Circuit Court in Grand Rapids, Michigan. The action is based on products liability alleging that the Company and co-defendant Musculoskeletal Transplant Foundation ("MTF") mislabeled and mispackaged processed human bone tissue. On April 24, 1996, codefendant MTF, with the Company's consent, removed this action to the United States District Court for the Western District of Michigan.

On May 29, 1996, the Company filed its answer, denying any and all liability, and setting forth affirmative defenses, including, without limitation, defenses based on the surgical staff's substantial modification of the product during surgery and the fact that plaintiffs' injuries were caused by what the Company believes to be the failure of the surgical staff to adhere to proper surgical procedure in connection with the use of the product. The Company believes that this lawsuit is without merit and the case is currently being defended by the Company's products liability insurance carrier, with the general reservation of rights.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a)   An annual meeting of stockholders was held on June 6, 1996.

      (b) The directors elected at the annual meeting to serve a term of one year or until the next annual meeting of stockholders were: Richard
            W.  Bauer,  Kenneth  P.  Fallon, III,  Michael  J.  Jeffries,
            Donald D. Johnston, Walter J. McNerney, and Stephen J. Sogin.
            They constitute the entire board of directors of the Company.

      (c) The matters voted upon at the annual meeting and the results of the voting are set forth below.



             i) With respect to a proposal to ratify amendments to the Company's Restated Certificate of Incorporation, to henceforth classify the Board of Directors of the Company into three classes and, generally, to require the affirmative vote of eighty percent (80%) of the outstanding voting shares of the Company to amend or repeal such requirement, the stockholders voted 3,703,890 shares in favor, 553,597 against and 13,475 abstained. Broker non-votes were 2,348,827. This proposal did not receive the affirmative vote of a majority of the outstanding shares entitled to vote at the annual meeting as required under Delaware General Corporation Law ("DGCL") for approval.


             ii) With respect to a proposal to ratify amendments to the Company's Restated Certificate of Incorporation to allow for action by stockholders only at duly called meetings and, generally, to require an affirmative vote of eighty percent (80%) of the outstanding voting shares of the Company to amend or repeal such requirement, the stockholders voted 3,693,141 shares in favor, 562,589 against and 14,782 abstained. Broker non-votes were 1,349,277. This proposal did not receive the affirmative vote of a majority of the outstanding shares entitled to vote at the annual meeting as required under DGCL for approval.


             iii) With respect to  the election of Directors of the Company, the persons named below received the following number of votes:

                                     Director                                For                           Withheld
                         Richard W. Bauer                                 6,491,046                         128,743
                         Kenneth P. Fallon, III                           6,491,046                         128,743
                         Michael J. Jeffries                              6,491,046                         128,743
                         Donald D. Johnston                               6,491,046                         128,743
                         Walter J. McNerney                               6,491,046                         128,743
                         Stephen J. Sogin, Ph.D.                          6,490,946                         128,843

               iv) With  respect  to  a   proposal  to  amend,  the  Independent
                   Directors' Stock Option Plan, as amended, to take into account the classification of the Board of Directors; the stockholders voted 3,866,116 shares in favor, 546,751 against and 19,875 abstained. Broker non-votes were 2,187,047. Because the proposal to classify the Board of Directors discussed in (c) (i) above was not approved by the the stockholders, this proposal was deemed withdrawn.

             v) With respect to a proposal to ratify amendments to the the Independent Directors' Stock Option Plan, as amended, increasing number of shares reserved for issuance under that plan by 250,000 shares from 250,000 to 500,000 shares, the stockholders voted 3,805,552 shares in favor, 575,487 against and 12,003 abstained. Broker non-votes were 2,226,747. This proposal received the vote required by DGCL and the Company's by-laws for approval (i.e. affirmative vote of a majority of the outstanding shares present at the meeting, by proxy or in person, and entitled to vote at the annual meeting).

             vi) With respect to a proposal to ratify the selection of Coopers & Lybrand L.L.P. as the Company's independent auditors for the fiscal year ending December 31, 1996; the stockholders voted 6,592,807 shares in favor, 18,950 against and 8,032 abstained. Broker non-votes were not applicable. This proposal received the vote required by DGCL and the Company's by-laws for approval (i.e. affirmative vote of a majority of the outstanding shares present at the meeting, by proxy or in person, and entitled to vote at the annual meeting).



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


      (a)  Exhibits (numbered in accordance with Item 601 of
           Regulation S-K)


      Exhibit                                                      Page
      NUMBER      DESCRIPTION                                     NUMBER

      10.1        Third Amendment to Loan and Security Agreement
                  between the Company and United Jersey
                  Bank/Central, N.A. dated May 31, 1996             E-1

      10.2        Second Restated Equipment Promissory Note
                  between the Company and United Jersey
                  Bank/Central, N.A. dated May 31, 1996             E-4

      10.3        Credit agreement between Osteotech b.v.
                  and ING Bank N.V. dated March 14, 1996            E-8

      11.1        Computation of Primary Net Income (Loss)
                  Per Share                                         E-13

      11.2        Computation of Fully Diluted Net Income
                 (Loss) Per Share                                   E-14

      27.0        Financial Data Schedule                           E-15



    (b)  Reports on Form 8-K - None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                OSTEOTECH, INC.
                                                (Registrant)



Date: August 9, 1996          By:         /S/ RICHARD W. BAUER
                                          Richard W. Bauer
                                          President, Chief
                                          Executive Officer



Date: August 9, 1996          By:         /S/ MICHAEL J. JEFFRIES
                                          Michael J. Jeffries
                                          Executive Vice President
                                          Chief Operating Officer
                                          Chief Financial Officer