Form 10-Q
period 1996-09-30
OSTEOTECH INC
filed 1996-11-13
CIK 874734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)

[x]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the Period Ended September 30, 1996


                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 par value - 7,812,011 shares as of October 31, 1996

PART I.       FINANCIAL INFORMATION
ITEM 1.       Financial Statements



                        OSTEOTECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                  (dollars in thousands, except per share data)



                                                            Three Months                       Nine Months
                                                       Ended September 30,                Ended September 30,
                                                  --------------------------------   --------------------------------
                                                       1996             1995              1996             1995
---------------------------------------------------------------------------------------------------------------------
Net Revenues:
     Service                                              $8,340           $6,148           $23,441          $17,991
     Product                                                 512              649             1,877            2,056
     Grant                                                   158              180               476              538
                                                  ---------------  ---------------   ---------------  ---------------
                                                           9,010            6,977            25,794           20,585
Costs and expenses:
     Cost of services                                      3,188            2,628             9,315            7,645
     Cost of products                                        661              523             1,746            1,620
     Marketing, general and administrative                 3,206            2,511             9,346            7,924
     Research and development                              1,099              938             3,282            2,801
     Provision for termination of
        distribution agreement                                                                                   980
                                                  ---------------  ---------------   ---------------  ---------------
                                                           8,154            6,600            23,689           20,970
Other income (expense):
     Recovery of principal on note from
        a significant customer                                              4,078                              4,147
     Interest income                                         112              135               321              489
     Interest expense                                       (52)             (74)             (181)             (172)
     Other                                                     9               15                34               13
                                                  ---------------  ---------------   ---------------  ---------------
                                                              69            4,154               174            4,477
                                                  ---------------  ---------------   ---------------  ---------------

Income before income taxes                                   925            4,531             2,279            4,092

Income tax provision (benefit), net                          674             (178)            1,655               92

----------------------------------------------------------------------------------------------------------------------
Net income                                                $  251           $4,709            $  624           $ 4,000
======================================================================================================================
Net income per share
     Primary                                              $  .03           $  .58            $  .08           $  .50
     Assuming full dilution                               $  .03           $  .57            $  .08           $  .48
----------------------------------------------------------------------------------------------------------------------
Shares used in computing net income per share
     Primary                                           8,242,823        8,143,315          8,304,495       8,017,862
     Assuming full dilution                            8,242,823        8,270,101          8,304,495       8,247,574
======================================================================================================================



     See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (dollars in thousands)

                                                                        September 30,          December 31,
                                                                            1996                   1995
----------------------------------------------------------------------------------------------------------------
ASSETS
----------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                                    $ 5,615               $ 2,788
     Short-term investments                                                         2,973                 4,919
     Accounts receivable, net                                                       6,167                 4,561
     Deferred income taxes                                                            643                 1,429
     Prepaid expenses and other current assets                                      3,064                 3,963
                                                                    --------------------------------------------
        Total current assets                                                       18,462                17,660

Equipment and leasehold improvements, net                                           8,636                 8,624
Excess of cost over net assets of business acquired,
     less accumulated amortization of $1,134 in 1996
     and $945 in 1995                                                               2,564                 2,753
Intangible assets, net of accumulated amortization of
     $183 in 1996 and $113 in 1995                                                    591                   610
Other assets                                                                          546                   523
================================================================================================================
Total assets                                                                      $30,799               $30,170
================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable and accrued liabilities                                     $ 5,006               $ 4,078
     Notes payable                                                                     92                   647
     Current maturities of long-term debt and
          obligations under capital leases                                            785                   800
                                                                    --------------------------------------------
        Total current liabilities                                                   5,883                 5,525

Long-term debt and obligations under capital leases                                 1,008                 1,598
Other liabilities                                                                     322                   453
----------------------------------------------------------------------------------------------------------------
Total liabilities                                                                   7,213                 7,576
----------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 5,676,595 shares
         authorized; no shares issued or outstanding
     Common stock, $.01 par value; 20,000,000 shares
         authorized; issued and outstanding 7,810,674
         shares in 1996 and 7,198,179 shares in 1995                                   78                    72
     Additional paid-in capital                                                    30,197                29,782
     Currency translation adjustments                                               (101)                  (48)
     Accumulated deficit                                                          (6,588)               (7,212)
----------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                         23,586                22,594
                                                                    --------------------------------------------
====================================================================
Total liabilities and stockholders' equity                                        $30,799               $30,170
================================================================================================================


     See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)

Nine Months Ended September 30,                                             1996              1995
--------------------------------------------------------------------------------------------------------
Cash Flow From Operating Activities
   Net income                                                                  $  624           $ 4,000
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
         Provision for termination of distribution agreement                                        980
         Depreciation and amortization                                          1,942             1,238
         Deferred income taxes                                                    786             (730)
         Other items, net                                                        (11)                13
         Changes in assets and liabilities:
               Accounts receivable                                            (1,617)             (526)
               Prepaid expenses and other current assets                          827             (307)
               Accounts payable and other liabilities                             817                73
--------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                             3,368             4,741

Cash Flow From Investing Activities
   Capital expenditures                                                       (1,328)            (2,995)
   Purchases of investments                                                   (5,947)            (7,860)
   Proceeds from sale of investments                                           7,894              3,928
   Increase in other assets                                                     (495)              (559)
--------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                               124           (7,486)

Cash Flow From Financing Activities
   Proceeds from issuance of common stock                                         421               782
   Proceeds from issuance of notes payable                                         94               110
   Proceeds from issuance of long-term debt                                                       1,227
   Principal payments on notes payable                                          (649)             (365)
   Principal payments on long-term debt
     and obligations under capital leases                                       (590)             (395)
   Proceeds from other long-term obligations                                                        150
--------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                             (724)             1,509

Effect of exchange rate changes on cash                                           59               (59)
--------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                            2,827           (1,295)
Cash and cash equivalents at beginning of period                                2,788            3,785
========================================================================================================
Cash and cash equivalents at end of period                                     $5,615          $ 2,490
========================================================================================================


Supplementary cash flow data:
   Cash paid during the period for interest                                    $  189           $  168
   Cash paid during the period for taxes                                          782               84
   Capital lease obligations entered into during the period                                        282



     See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES

              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)


1.       Basis of Presentation
         The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) considered necessary by management to present fairly the Company's consolidated financial position as of September 30, 1996 and December 31, 1995, and the consolidated results of operations for the three-month and nine-month periods ended September 30, 1996 and 1995, and the consolidated cash flows for the nine-month periods then ended. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1995 which were included as part of the Company's Report on Form 10-K.

2.       Financing Arrangements
         Effective as of March 1996, the Company amended its loan and security agreement with a Dutch bank which provides for borrowings up to 5,000,000 Dutch Guilders ("dfl"), or approximately $2,924,000 at the September 30, 1996 exchange rate. The amendment extends the term of the agreement through June 1997 and reduces the annual rate of interest on borrowings from the bank's prime rate plus a margin of 2.5% to the bank's prime rate plus a margin of 2.0%. Additionally, the Company has voluntarily agreed to limit its borrowings in 1996, if any, to no more than 3,000,000 dfl, or approximately $1,755,000 at the September 30, 1996 exchange rate.

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

3. Reclassifications Certain of the 1996 and 1995 amounts have been reclassified for comparative purposes.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Information contained herein contains "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995) which can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or other variations thereon or comparable terminology. Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections herein, including without limitation, statements regarding the Company's liquidity and capital resources, and restructuring of the Netherlands operations and other statements contained herein regarding matters that are not historical facts, are forward-looking statements. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The matters set forth in Exhibit 99.0 hereto constitute cautionary statements identifying important factors with respect to such forward-looking statements, including risks and uncertainties, that could cause actual results to vary materially from the future results indicated, expressed or implied, in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.



FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995

Results of Operations

Net Income

Net income in the third quarter of 1996 was $251,000 or $.03 per share compared to $4,709,000 or $.58 per share in the third quarter of 1995. Net income in the first nine months of 1996 was $624,000 or $.08 per share compared to $4,000,000 or $.50 per share in the first nine months of 1995. Results of operations in 1995 were affected by $4,147,000 of principal payments received on a fully reserved note from a significant customer and a pre-tax charge of $980,000 resulting from the Company's decision to terminate its distribution agreement for trauma implant products. Additionally, in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", the Company recognized a deferred tax asset of $2,232,000 in the third quarter of 1995 resulting in a net tax benefit of $178,000 in the third quarter and a net tax provision of $92,000 in the nine months ended September 30, 1995.

Following is a discussion of factors which affected results of operations for the three-month and nine-month periods ended September 30, 1996 and 1995.


Revenues

Revenues in the third quarter of 1996 increased 29% to $9,010,000 from $6,977,000 in the third quarter of 1995. Revenues in the first nine months of 1996 increased 25% to $25,794,000 as compared to $20,585,000 in the nine months ended September 30, 1995. During the third quarter and first nine months of 1996, two of the Company's major customers accounted for 65% and 25% and 65% and 24%, respectively, of revenues.

The increase in revenues in the third quarter and first nine months of 1996 resulted principally from increased demand for the Company's allograft processed tissue including Grafton(R) Demineralized Bone Matrix (DBM) Gel and Grafton DBM Flex which was introduced in January 1996.

Cost of Services and Products

Cost of services as a percentage of service revenues was 38% and 40% in the third quarter and first nine months of 1996, respectively, compared to 43% and 42% in the same periods last year. The decrease in costs as a percentage of revenues results primarily from a shift in revenue mix toward services with higher gross margins.

Cost of products as a percentage of product revenues was 129% and 93% in the third quarter and first nine months of 1996, respectively, compared to 81% and 79% in the same periods last year. Although product revenues have declined, costs have increased primarily as a result of higher product liability insurance premiums.

Marketing, General and Administrative

Marketing, general and administrative expenses increased $695,000 or 28% in the third quarter and $1,422,000 or 18% in the first nine months of 1996, compared to the same periods last year. The increases were primarily attributable to an increase in facilities and expanded marketing activities associated with the development of a national network of independent agents.

Research and Development

Research and development expenses increased $161,000 and $481,000 in the third quarter and first nine months of 1996, respectively, or 17% in both periods compared to the same periods last year. The increases were primarily attributable to increased spending associated with the development of additional allograft tissue forms which have been or are expected to be introduced into the market during 1996, expansion of the Company's viral inactivation process to a broader range of allograft tissue and the development of PolyActive products (See Subsequent Events - Restructuring).

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

Other Income, net

Other income, net decreased $4,085,000 and $4,303,000 in the third quarter and first nine months of 1996. During the third quarter of 1995 $4,078,000 of principal payments were received on a fully reserved note from a significant customer, reducing the outstanding balance on the note to $0 at September 30, 1995.

Provision for Income Taxes

The provision for income taxes increased by $852,000 and $1,563,000 in the third quarter and first nine months of 1996 as a result of higher US taxable income. The provision for income taxes in each period reflects a rate in excess of the Federal statutory income tax rate due to state income taxes and foreign losses for which no current tax benefits were available.

The tax benefit of $178,000 in the third quarter of 1995 is due to U.S. losses resulting primarily from the $980,000 charge associated with the termination of the distribution agreement for trauma implant products.


Liquidity and Capital Resources

At September 30, 1996, the Company had cash and cash equivalents and short-term investments of $8,588,000 compared to $7,707,000 at December 31, 1995. Working capital increased by $444,000 to $12,579,000.

The Company has a loan and security agreement with a US bank which provides for borrowings of up to $3,000,000 under a revolving line of credit and $4,000,000 under an equipment line of credit. At September 30, 1996, $1,552,000 was outstanding under the equipment line of credit and there were no borrowings outstanding under the revolving line of credit.

The Company also has a line of credit with a Dutch bank which provides for borrowings of up to 5,000,000 dfl, or approximately $2,924,000 at the September 30, 1996 exchange rate. An analysis of the Company's cash position and anticipated cash flow indicated that it most likely would not be necessary to utilize a significant portion of the line of credit during 1996 and, therefore, the Company has voluntarily agreed to limit its borrowings, if any, to no more than 3,000,000 dfl, or approximately $1,755,000 in 1996. Additionally, one of the Company's facility leases requires it to maintain a declining bank guarantee which reduced the amount available for borrowings to 2,314,000 dfl, or approximately $1,353,000 at the September 30, 1996 exchange rate. There were no borrowings under this credit line as of September 30, 1996.

The Company is involved in lawsuits principally involving allegations of spinal fixation device products liability (See Part II - Item 1. LEGAL PROCEEDINGS). The Company believes the claims to be without merit and all such cases have been and will continue to be vigorously defended. Pursuant to its distribution agreement with Heinrich C. Ulrich, KG ("Ulrich"),the manufacturer of the spinal system distributed by the Company which is the subject of these lawsuits, Ulrich has agreed to indemnify the Company for liabilities incurred in connection with the distribution of Ulrich's products. Additionally, the Company maintains products liability insurance coverage and is also named as a co-insured on Ulrich's products liability insurance policy. Although the Company believes that it will ultimately prevail in these cases, litigation is subject to many uncertainties and it is possible that some of the pending cases could be decided against the Company. It is possible that the results of operations or liquidity and capital resources of the Company could be materially adversely affected by the ultimateoutcome of the pending litigation or as a result of the costs of contesting such suits if the ultimate liability exceeds the amount that the Company recovers from Ulrich and/or such insurance policies. The Company is unable to estimate the potential liability, if any, that may result from the pending litigation and, accordingly, no provision for any possible future liability has been made in the consolidated financial statements.

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



Subsequent Event - Restructuring of The Netherlands Operations

In October, the Company announced a plan to restructure its operations in Leiden, The Netherlands to focus the Company's efforts on building its current revenue producing ceramic and titanium plasma spray coating services and ceramic powders and products. As a result of this restructuring, the Company will immediately discontinue investing in its long-term PolyActive(TM) polymer research and development program, which includes the development of an adhesion barrier product and an artificial skin product. OsteoActive(TM) Bone Void Filler, the lead product from the polymer research and development program, will also be discontinued. This determination has resulted in cessation of all marketing efforts as well as clinical trials which were initiated to pursue a Council of Europe designation. Since its market introduction, the only revenue derived from OsteoActive has been from stocking orders to distributors in the third quarter of 1996 totaling approximately $48,500.

Other than OsteoActive stocking orders and annual polymer research and development grant revenues estimated at approximately $600,000, the restructuring of The Netherlands operations will have no impact on the Company's revenue base but is expected to result in the reduction of operating expenses of approximately $1 million annually.

As a result of the restructuring of The Netherlands operations, the Company expects to record a pre-tax restructuring charge in the fourth quarter of 1996 of approximately $1,350,000 consisting primarily of employee termination costs, write-offs of equipment, intangible assets and inventories and costs associated with the planned sub-leasing of office space on which the company has a long-term lease.

Since the Company's acquisition of The Netherlands operations in May, 1992, these operations have incurred pretax losses each year, including a loss of $1,384,000 in the year ended December 31, 1995 and a pretax loss of $1,256,000 in the nine- month period ended September 30, 1996. Since the Company cannot take these losses into account when determining its consolidated tax provisions until such time as The Netherlands operations report a pretax profit, the Company has been reporting unusually high effective tax rates, which in the nine months ended September 30, 1996 was 72.6%. As these operations move toward profitability due to the restructuring, the Company's effective tax rate will decrease toward a more expected level. Additionally, when these operations become profitable, the Company will recognize the benefit of net operating losses accumulated since the acquisition and will begin to utilize these losses to offset future tax liabilities when it files its tax returns.

PART II.         OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS


1. Orthopaedic Bone Screw Products Liability Litigation
-------------------------------------------------------

As previously reported, the Company had been named as a defendant in approximately 95 lawsuits involving approximately 4,000 plaintiffs brought against spinal implant manufacturers, distributors (including the Company) and promoters. The majority of these actions, all of which are individual lawsuits and not class actions, are pending in federal court and have been, or are being, consolidated with other similar actions for coordinated proceedings in the District Court for the Eastern District of Pennsylvania in an action entitled In re: Orthopaedic Bone Screw Products Liability Litigation, MDL Dkt 1014 (E.D. Pa.) (the "MDL Litigation"). On August 22, 1996, the district judge presiding over the MDL Litigation, Honorable Louis C. Bechtle, entered an order granting an omnibus motion to dismiss 81 of these actions. The remaining 14 lawsuits against the Company were not a part of the MDL Litigation, and thus not subject to the August 22, 1996 Order. The Company believes that the claims in these remaining actions are without merit, and all such cases are, and will continue to be, vigorously defended.


2. Osteotech, Inc. v. Biosystems of New England, Inc.,  C.A. No.
   96-11908 (MRW)  (D. Mass.)
   --------------------------

On September 24, 1996, The Company commenced an action in the District Court for the District of Massachusetts, against Biosystems of New England, Inc. ("Biosystems"), for breach of contract and unfair trade practices. On or about October 15, 1996, Biosystems served its answers and counterclaims on the Company, which alleges violations of federal antitrust statutes, unfair trade practices, and interference with contractual relations.

The Company believes that the counterclaims are without merit and will move for an order dismissing the counterclaims. In addition, the Company believes it has affirmative defenses, including but not limited to failure to state a claim upon which relief can be granted, lack of standing, the doctrine of unclean hands, laches, and waiver and estoppel.

ITEM 4. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits (numbered in accordance with Item 601 of Regulation S-K)

        Exhibit                                                     Page
        Number  Description                                        Number
        ------  -----------                                        ------

        11.1    Computation of Primary Net Income Per Share         E-1
        11.2    Computation of Fully Diluted Net Income
                Per Share                                           E-2
        27.0    Financial Data Schedule                             E-3
        99.0    Certain Factors to Consider in Connection
                with Forward-Looking Statements                     E-4

(b)     Reports on Form 8K

        None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                                 Osteotech, Inc.
                                                                    (Registrant)



Date:  November  12, 1996                           By: /s/ Richard W. Bauer
-----  --------  --------                           ------------------------
                                                             Richard W. Bauer
                                                             President, Chief
                                                             Executive Officer



Date:  November 12, 1996                            By: /s/ Michael J. Jeffries
-----  -----------------                            ---------------------------
                                                            Michael J. Jeffries
                                                        Executive Vice President
                                                        Chief Operating Officer
                                                        Chief Financial Officer