Form 10-K
period 1996-12-31
OSTEOTECH INC
filed 1997-03-27
CIK 874734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                                -----------------

For the fiscal year ended December 31, 1996   Commission File number 0-19278
                            ----------------- -------

                                 OSTEOTECH, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                           13-3357370
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

51 James Way, Eatontown, New Jersey                           07724
-------------------------------------------------------------------
(address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (908) 542-2800

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value
                                (Title of class)

                         Preferred Stock Purchase Rights
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X

         The aggregate market value of the Common Stock, par value $.01 per share, held by non-affiliates based upon the reported last sale price of the Common Stock on March 3, 1997 was approximately $60,079,950.

         As of March 3, 1997, there were 7,909,787 shares of Common Stock, par value $.01 per share, outstanding.

         The Index to Exhibits appears on page E-1.


                       Documents Incorporated by Reference

         The registrant's definitive 1997 Proxy Statement which will be filed pursuant to Regulation 14A is incorporated by reference into Part III of this Annual Report on Form 10-K.

                                 OSTEOTECH, INC.

                          1996 Form 10-K Annual Report

                                TABLE OF CONTENTS

                                                                     Page
                                     PART I

Item 1.       Business.........................................        1
Item 2.       Properties.......................................       21
Item 3.       Legal Proceedings................................       21
Item 4.       Submission of Matters to a Vote of
                 Security Holders..............................       23


                                     PART II

Item 5.     Market for the Registrant's Common Equity and
               Related Stockholder Matters..........................     24
Item 6.     Selected Financial Data.................................     25
Item 7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations..................     26
Item 8.     Financial Statements and Supplementary Data.............     30
Item 9.     Changes in and Disagreements With Accountants
               on Accounting and Financial Disclosure...............     30


                                    PART III

Item 10.            Directors and Executive Officers of the
                       Registrant....................................     31
Item 11.            Executive Compensation...........................     31
Item 12.            Security Ownership of Certain Beneficial
                       Owners and Management.........................     31
Item 13.            Certain Relationships and Related Transactions...     31


                                     PART IV

Item 14.            Exhibits, Financial Statement Schedules and
                       Reports on Form 8-K...........................     32

                          -----------------------------

         The  following  trademarks  and  service  marks  appear in this  Annual
Report: PolyActive(TM) and OsteoActive Bone Substitute(TM) are trademarks and Osteotech(R), Alloprep System(R) Allograft Tissue Reconstitution Solution, and Grafton(R) Demineralized Bone Matrix are registered trademarks of Osteotech, Inc.; D-Min(R) Aseptic Tissue Demineralization is a registered service mark of Osteotech, Inc.; and USIS(R) is a registered trademark of Heinrich C. Ulrich, KG.

                                     PART I


Item 1. Business

Introduction

         Osteotech, Inc. (the "Company" or "Osteotech"), formed in 1986, provides services and develops and markets products to the orthopaedic, neurological, oral/maxillofacial, dental and general surgical markets in the United States and Europe. The Company's current technology, products and services, and those under development, are focused primarily on the repair and healing of the musculoskeletal system. Osteotech is engaged in processing human allograft bone, ligaments and tendons (collectively, "bone tissue") for transplantation, ceramic (hydroxyapatite) and titanium plasma spray coating services and producing and marketing ceramic based products to the orthopaedic, dental and ear, nose and throat ("ENT") implant markets. The Company is the exclusive United States distributor of all spinal instruments and implants manufactured by Heinrich C. Ulrich, KG ("Ulrich"), a medical device company based in Ulm, Germany.


Overview

         Bone and related  tissue  transplants  are often  necessary  to correct deformities and repair and reconstruct defects caused by congenital malformations, trauma, infections, cancer and other diseases. For such procedures the surgeon may use autograft bone tissue, allograft bone tissue or a combination of both. Autograft bone tissue is acquired from another part of the patient's skeleton, most often by an additional operative procedure. Allograft bone tissue is bone tissue previously obtained from cadavers or surgical patient donors. The Company estimates that the current total U.S. bone graft market is approximately $406 million annually, of which allograft bone grafting procedures constitute approximately $122 million.

         Allograft tissue is procured by a network of bone banks, substantially all of which are not-for-profit organizations. Management believes, based upon its knowledge of the industry, that the Company processes more allograft bone tissue than any other processor in the world. Certain of the Company's competitors, particularly those involved with synthetic bone substitute materials, attempt to compete by fostering a perception that utilization of processed allograft human bone tissue poses a significant threat of infectious disease transmission. To the Company's knowledge, none of the approximately 1,200,000 transplanted grafts it has processed since it commenced processing bone tissue in 1987 have resulted in a confirmed transmission of infectious disease. This record is due to the rigorous donor screening and tissue recovery techniques employed by the Company's clients, extensive donor testing, as well as Osteotech's demanding quality assurance and processing protocols.

         Osteotech processes allograft bone tissue for its customers which pay the Company fees, on a per donor basis, for processing, finishing and packaging their tissue. Once processed, the bone tissue is returned to these customers for distribution to surgeons and medical institutions. The surgeons and medical institutions pay the Company's customers' fees established by such customers. The surgeons and medical institutions in turn charge their patients for the various aspects of transplant surgery performed by them, including standard charges established by the surgeon or institution for each unit of processed bone tissue used. The cost to the patient for the processed bone tissue is generally reimbursable by medical insurance carriers as part of the overall cost of the procedure.

         Processing by the Company yields a wide array of freeze-dried, frozen and demineralized bone tissue that is used by orthopaedic, neurological, plastic, dental, periodontal and oral/maxillofacial surgeons to repair and replace bone loss caused by trauma or certain disease states, augment prosthetic implant procedures, replace damaged ligaments and tendons and in connection with spinal fusion procedures. Osteotech believes its processing methods, its customers' tissue recovery techniques and the multiple screening and testing procedures employed, reduce the risk of transmissions of infectious agents and the potential toxicity of the allografts. Studies completed by an independent testing laboratory specializing in viral inactivation studies demonstrated that a proprietary demineralization process of the Company can virtually inactivate and eliminate the HIV virus (the process reduces the probability of transmission of the HIV virus to one in 2.8 billion), as well as the hepatitis B, hepatitis C, cytomeglia and polio viruses. In addition to its proprietary demineralization process, Osteotech expects to begin to implement additional processing technologies in 1997 that once fully implemented will enable the Company to expand its viral inactivation claims to include virtually all of the bone tissue it processes. These proprietary, tissue-specific technologies are expected to further enhance graft safety while maintaining the tissue's biologic and physical properties. There can be no assurance, however, that despite the quality control measures employed by the Company and its customers and the processing methods utilized by the Company, processed bone tissue will be free of infectious agents, including the HIV virus and hepatitis. See "Services and Products - Allograft Processing Technology" and "Product Liability and Insurance."

         Osteotech processes allograft bone tissue pursuant to contracts with several large national and international not-for-profit organizations which are responsible for donor procurement and distribution of the processed bone tissue. The Company is the exclusive processor for two of the largest tissue procurement organizations in the United States - the Musculoskeletal Transplant Foundation ("MTF"), an organization comprised of medical teaching institutions and independent procurement agencies and American Red Cross Tissue Services ("ARC"). The Company is also the exclusive processor for BioImplant Services, The Netherlands.

         Industry data indicates that utilization of allograft bone tissue in musculoskeletal surgical procedures is continuing to increase. The Company estimates that the current total U.S. bone graft market is approximately $406 million annually, of which the allograft segment, which grew approximately 20% in 1996, is approximately $122 million. Some of the factors contributing to the increased utilization of allograft bone tissue include:

         . increasing frequency of surgical procedures that incorporate bone grafting techniques;

         . the desire by surgeons to avoid the additional procedure needed to acquire autograft bone tissue, which often increases operating time and risks such as excessive blood loss, infection, chronic pain and deformity;

         . increased awareness by, and training of, the medical community with respect to the use and safety of processed allograft tissue;

         . an increase in the number of patients who do not possess the quality of bone tissue required for autograft procedures as a result of the general aging of the population; and

         . an increase in the availability of allograft bone tissue due to improved recovery and processing techniques and an increase in bone tissue donations.


         Allograft bone tissue is utilized in surgical procedures because of its biomechanical and biologic properties. Bone from various locations in the body can be processed to yield either dense cortical bone, porous cancellous bone or units comprised of both cortical and cancellous bone. Cortical bone, the thick outer portion of bone, provides biomechanical strength which gives the bone weight-bearing properties, and therefore, is commonly used in surgery on the extremities and the spine and in other procedures requiring strong transplant material. Cancellous bone, the spongy internal tissue, is preferable for surgical procedures, or aspects thereof, in which rapid penetration of new bone into the pores of the transplant (a process known as osteoconduction) is desirable but where the weight-bearing strength of the graft is not paramount. Therefore, cancellous bone is often used to fill smaller areas of bone loss and to augment more extensive reconstructive procedures, including knee and hip replacements. Most procedures using allograft bone tissue, however, employ a combination of cortical and cancellous bone in a variety of forms, shapes and sizes.

         Through its subsidiary, HC Implants BV ("HC Implants"), based in Leiden, The Netherlands, the Company was involved in manufacturing, marketing and developing products utilizing its PolyActive polymer. In October 1996, the Company discontinued development activities related to its PolyActive polymer. See "Management's Discussion and Analysis of Financial Condition and Results of Operations". HC Implants' subsidiary, CAM Implants BV ("CAM"), is providing ceramic hydroxyapatite ("HA") plasma spray coating services to the European orthopaedic and dental implant markets and also produces and markets ceramic products for use in orthopaedic, dental and ENT surgical implant procedures in Europe. Through a joint venture with APS-Materials, Inc. ("APS"), CAM has expanded its operations in Europe to include titanium and combination titanium-HA plasma spray coating services. HC Implants' subsidiary, CAM Implants, Inc., has licensed its ceramic plasma spray coating operations in the United States and Canada to APS. See "Services and Products - Ceramic Plasma Spray Coating Services and Products."

         In 1993, the Company entered into an agreement for the exclusive United States marketing and distribution rights for the Universal Spine Instrumentation System (USIS(R)) and all other implants and instruments for spine surgery developed by Ulrich. Included in the USIS product group is the Zielke VDS spinal implant system, which is comprised of instruments and implants used by orthopaedic and neurological surgeons to correct curvatures of the spine caused by disease, trauma and degeneration, and is currently in use worldwide.

         Information contained throughout this Annual Report contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Some of the matters set forth herein constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

Company Strategy

         Since its formation in 1986, Osteotech has become the world's largest processor of allograft bone tissue. The Company's strategy is to use its position as a leader in this field to continue to educate the medical community and the general public as to the benefits of allograft bone grafting procedures, thereby increasing surgeon and patient demand for allograft bone tissue which has been processed by Osteotech. The Company will also seek to use its expertise in the allograft processing area to develop new forms of bone tissue and products with a broader range of applications in musculoskeletal surgery, as well as to increase the potential tissue yield from a single donor. In furtherance of this goal, the Company has developed and is utilizing an advanced proprietary demineralization process which, when applied to cortical bone, results in allograft bone tissue which the Company believes retains osteogenic capabilities greater than those of most currently available forms of allograft bone tissue. As a result, the Company has been able to successfully introduce the use of demineralized bone tissue in a broad spectrum of orthopaedic procedures. See "Services and Products - Allograft Processing Technology."

         Osteotech's leadership in allograft tissue processing continues to strengthen through Grafton(R) Demineralized Bone Matrix ("Grafton DBM"), the Company's innovative and proprietary demineralized bone grafts.

         Grafton DBM Gel, the Company's first Grafton form, introduced in 1991, offers surgeons unique handling characteristics when performing bone graft procedures as part of spinal fusions, joint replacements and the repair of osseous defects. With the introductions of two new innovative forms of Grafton in 1996, Grafton DBM Flex and Grafton DBM Putty, plus wider distribution and deeper market penetration achieved through a combination of effort by a national network of independent agents and the Company's direct marketing force, the Company anticipates further growth for Grafton processed allograft tissue. The Company's Grafton DBM forms have been utilized in over 120,000 procedures.

         In January 1996, Osteotech introduced Grafton DBM Flex. Grafton DBM Flex is a flexible "pressed fiber" form of demineralized bone which for the first time gives surgeons a pliable form of bone graft. Initially available in 5cm by 5cm square and 2.5cm by 10cm strips, Grafton DBM Flex conforms to the body's natural anatomy and can be easily cut for precise adaptation to host bone.

         Additionally, in November 1996, Osteotech introduced Grafton DBM Putty, a moldable, putty-like graft of entangled fibers of demineralized bone, which is easily mixed with marrow and other grafts.

         Supporting the Company's Grafton DBM expansion is Osteotech's national network of independent sales agencies. Specializing in orthopaedic products, these agents develop and manage surgeon relationships in partnership with the Company's direct field marketing organization. This two-pronged strategy affords Osteotech the best opportunity to gain maximum coverage and market penetration for its Grafton DBM processed allograft tissue. At the end of 1996, the network totaled 47 agents and 216 representatives.

         The Company believes that the product development and marketing conducted by its subsidiaries in The Netherlands furthers the Company's strategy of positioning itself as a provider of services and products in the areas of musculoskeletal and general surgery, and that the Company's European operations complement Osteotech's position in the United States orthopaedic and dental markets. See "Services and Products - Ceramic Plasma Spray Coating Services and Products" and "Research and Development."

         In furtherance of its goal to become a leading provider of services and products for musculoskeletal repair and to further leverage its marketing force's contacts with orthopaedic and neurological surgeons, during 1993 the Company obtained the exclusive United States' marketing rights to the USIS spinal implant products and all other devices and instruments for spinal surgery developed by Ulrich. Osteotech plans to continue expanding its line of spinal implant devices and instrumentation through its relationship with Ulrich. Subject to appropriate regulatory approvals and Osteotech obtaining appropriate product liability insurance coverage, a spinal implant system currently in use in several European countries and South Africa -- the SSCS System -- is being readied for introduction in the U.S. The SSCS System offers surgeons a proprietary hinge screw design that allows for load sharing and improves the potential fusion rate in posterior thoracic and lumbar fusion procedures.


Services and Products

Allograft Processing Technology

         Unlike organs which require transplantation within hours of recovery, allograft bone tissue generally goes through a processing phase in which it is cleaned, cut into different sizes and forms for specific surgical procedures, preserved, packaged and labelled. Osteotech processes its customers' tissue utilizing technology which yields a wide array of freeze-dried, frozen and demineralized bone tissues. Frozen tissues include whole bones and major sections thereof, bone segments, tendons and ligaments. Freeze-dried bone tissues include various wedges, strips, struts, dowels, cancellous cortical chips, blocks, strips and ribs. Demineralized bone tissue includes cortical powders, segments and struts.

         The suitability of an allograft is partly dependent on the methods and conditions used in the processing of the tissue. Processing includes the removal of certain portions of the bone tissue in a manner which enables the tissue to maintain as much of the native biological characteristics relating to the use of such tissue in bone grafting procedures as possible. To provide suitable allografts, techniques have been developed that minimize the use of chemicals and procedures that might render the allograft less suitable for use as a graft. The Company processes allograft tissue in a microbially-controlled environment, substantially cleaner than that of a typical hospital operating room, created through the use of advanced air filtration, water distillation and mineral control systems and other "clean room" techniques. The Company believes that its use of such clean room techniques, a controlled environment, in-line disinfection and other technologies preserves the properties of the tissues that make them suitable as grafts and address the medical community's and the general public's perceptions and concerns regarding the possible transmission of infectious disease and toxicity. Once processed using Osteotech's current methods, freeze-dried bone tissues may be stored for up to three years and frozen bone tissues may be stored for up to five years before they must be used or discarded.

         The Company has developed a proprietary demineralization process for cortical bone which it believes yields a form of allograft bone tissue which can be used to aid in the formation of new bone through the processes of osteoconduction and osteoinduction. Osteoconduction is the process of providing the matrix into which bone will grow and osteoinduction is the process by which bone is induced to grow. Cortical bone is believed to be the principal reservoir for various factors which are instrumental in osteoinduction. These biological properties of cortical bone, however, are inhibited by the bone's structure and various minerals, lipids and other substances comprising the bone. The Company's process removes these inhibiting factors.

         Grafton DBM Gel, the Company's first Grafton DBM form, was introduced in 1991. Grafton DBM Gel utilizes the Company's proprietary demineralization process and offers surgeons unique handling characteristics when performing bone graft procedures as part of spinal fusions, joint replacements and repairs of osseous defects. With the introductions of the two new innovative forms of Grafton DBM in 1996, Grafton DBM Flex and Grafton DBM Putty, plus wider distribution and deeper market penetration utilizing the national network of independent agents in combination with the Company's direct marketing force, the Company anticipates further growth in the use of Grafton DBM processed allograft tissue. To date, the Company's Grafton DBM forms have been utilized in over 120,000 procedures.

         In January, 1996, Osteotech introduced Grafton DBM Flex.
Grafton DBM Flex is a flexible "pressed fiber" form of demineralized bone which for the first time gives surgeons a pliable form of bone graft. Initially available in 5cm by 5cm squares and 2.5cm by 10cm strips, Grafton DBM Flex conforms to the body's natural anatomy and can be easily cut for precise adaptation to host bone.

         Additionally, in November 1996, Osteotech introduced Grafton DBM Putty, a moldable, putty-like graft of entangled fibers of demineralized bone, which is easily mixed with marrow and other grafts.

         The FDA has the statutory authority to regulate allograft processing and allograft-based bone tissue. On December 14, 1993, the FDA issued interim rules regulating the recovery, processing, storage and distribution of banked human tissue, including allograft bone tissue. In August 1995, the FDA designated Grafton DBM as within the scope of the definition of banked human tissue under the interim rules. See "Government Regulations."


Ceramic Plasma Spray Coating Services and Products

         The Company is providing ceramic HA plasma spray coating services generally to large orthopaedic and dental implant companies in Europe. The primary advantage of coating orthopaedic and dental prosthetic devices with HA is that it enables bone to grow into the implanted device, thus enhancing the stability of the device. Increased stability for implanted medical devices should lower the amount of bone loss incurred over time and result in a significant reduction in pain caused by micro motion of the device. The Company manufactures the HA powder which it uses in its plasma spray coating operations from raw materials which are readily available from several sources. The Company also supplies HA powder to various companies for use in their in-house plasma spray coating operations. Additionally, the Company produces HA products which are used to replace middle ear bones and for the repair of bone defects in dental applications. Further, the Company is pursuing opportunities to utilize its ceramic powders and technology as key components of products being developed by other companies for the orthopaedic and incontinent care markets as well in non-medical uses.

         To enhance its plasma spray coating services to the orthopaedic and dental implant markets and to reduce plasma spray coating operating costs, in September 1993 the Company entered into a joint venture agreement with APS. Pursuant to this agreement, in addition to its HA plasma spray coating services, the Company began offering titanium and combination titanium-HA plasma spray coating services in Europe. Titanium, like HA coating, is applied to prosthetic devices to facilitate attachment of bone to the prothesis. Under the agreement, the Company makes all decisions regarding the joint venture business and manages its daily operations, and the Company's personnel perform the spray coating services, all in return for a fee. The parties share equally in the joint venture's income and losses. The joint venture absorbs certain of the Company's facility and personnel costs because it utilizes the Company's facility and personnel in The Netherlands.

         The Company granted an exclusive license, with no right to sublicense, to its HA plasma spray coating technology, to APS for the United States and Canada. APS provides HA, titanium and combination HA-titanium plasma spray coating services. The Company transferred to APS at its Dayton, Ohio facility, the equipment and technology used in connection with the Company's HA plasma spray coating services for APS' use during the term of the agreement. Under the agreement, APS is required to pay the Company a royalty equal to 15% of net sales of HA plasma spray coating services which utilize the Company's technology, for customers or prospective customers contacted by the Company prior to the date of the agreement, and 10% for all new customers obtained by APS; provided, that the parties will review the reasonableness of the 10% royalty on an annual basis and may adjust it downward if mutually agreed. Such adjustment, if any, will be based on, among other things, competitive factors. To date, no such adjustments have been made.


Transplant Support Products

         The Company provides a line of transplant support products for use by donor recovery teams and/or surgeons, including recovery kits containing sterile drapes and supplies and items for collecting and transporting cadaveric microbiologic cultures and blood samples for later analysis. The Company also markets Alloprep System(R) Allograft Tissue Reconstitution Solution, a solution for the reconstitution of freeze-dried allograft bone prior to transplantation.


Implants and Instruments

         In the U.S., Osteotech markets implants and instrumentation for spinal surgery through an exclusive distribution agreement with Ulrich.

         Osteotech markets Ulrich's VDS Zielke System, an implant system used by orthopaedic, spinal and neurological surgeons worldwide -- often in combination with banked bone grafts -- for the anterior correction of spinal deformities caused by disease, trauma and degeneration. The Company also markets an extensive line of more than 250 high quality, specialty surgical instruments manufactured by Ulrich.

         Like allograft tissue, the market for spinal implants continues to grow. It is estimated that the spinal implant market in the U.S. increased 23% to $252 million in 1996.

         Osteotech plans to continue expanding its line of spinal implant devices and instrumentation through its relationship with Ulrich. Subject to appropriate regulatory approvals and Osteotech obtaining appropriate product liability insurance coverage, a spinal implant system currently in use in several European countries and South Africa -- the SSCS System -- is being readied for introduction in the U.S. The SSCS System offers surgeons a proprietary hinge screw design that allows for load sharing and improves the potential fusion rate in posterior thoracic and lumbar fusion procedures.


Quality Assurance

         All bone tissue processed by Osteotech is obtained from customers which are required by their agreements with the Company to employ technicians and/or surgeons trained in aseptic tissue recovery using sterile surgical techniques. The Company's customers recover tissue primarily in hospitals and, to a lesser extent, coroners' facilities which have been prepared for recovery. Bone tissue is also required to be sterilely wrapped and shipped in special containers. Upon receipt of this tissue, a quarantine period is imposed to permit serologic and microbiologic testing prior to release of bone tissue for processing. Following quarantine, the bone tissue is processed in a microbially-controlled environment. Under constant monitoring, the tissue is cleaned, soaked in antibiotics and then cut and shaped in accordance with customer specifications. Before being released to customers, all processed bone tissue is inspected and again tested for microbiological contaminants by the Company's quality assurance team. Quality control is supported through the use of proprietary software programs which provide traceability of bone tissue from donor to customer and track each step of the processing operation.

         The Company believes that the serologic screening of donors, the extensive screening of donor profiles and medical histories performed by its customers and its processing technologies reduce the likelihood of the presence of infectious agents, including the HIV and hepatitis viruses, in processed bone tissue. Studies completed by an independent testing laboratory specializing in viral inactivation studies demonstrated that the Company's proprietary demineralization process can virtually inactivate and eliminate the HIV virus (the process reduces the probability of transmission of the HIV virus to one in
2.8 billion) as well as the hepatitis B, hepatitis C, cytomeglia and polio viruses. To the Company's knowledge, none of the approximately 1,200,000 transplanted grafts it has processed since it commenced processing bone tissue in 1987 have resulted in a confirmed transmission of infectious diseases. This record is due to the rigorous donor screening and tissue recovery techniques used by the Company's clients, extensive donor testing, as well as Osteotech's demanding quality assurance and processing protocols. In addition to its proprietary demineralization process, Osteotech expects to begin to implement additional processing technologies in 1997 that once fully implemented will enable the Company to expand its viral inactivation claims to include virtually all of the bone tissue it processes. These proprietary, tissue-specific technologies are expected to further enhance graft safety while maintaining the tissue's biologic and physical properties. However, despite the Company's quality control measures, there can be no assurance that processed bone tissue will be free of infectious agents. The Company believes that its processing procedures and quality control measures comply with the interim rules for banked human tissue instituted by the FDA on December 14, 1993. See "Government Regulations."

         In December 1994, the Company's facility in The Netherlands received International Standardization Organization ("ISO") certification for its quality systems used in the development and manufacture of ceramic products and ceramic and titanium spray coatings. ISO certification for production facilities will be mandatory by 1998 for companies within the European Union ("EU"). The certification was awarded by Tuv Product Service, GmbH of Munich, Germany, a leading Notified Body in medical devices, following a series of audits. Notified Bodies are independent organizations authorized by the EU member countries to administer the ISO certification process.


Research and Development

         During 1996, 1995 and 1994, the Company spent approximately $4.4 million, $3.7 million and $3.3 million, respectively, on research and development activities. The Company is engaged in continuing research and development efforts with respect to its processing technology, ceramic HA plasma spray coating services and ceramic products. Research and development efforts in the allograft processing field include the Company's continuing efforts to improve upon and maintain the safety and performance of the processed bone tissue, increase the amount of transplantable bone tissue derived from each donor, reduce processing costs through efficiency advances and develop new forms of allograft bone tissue.


Customers

         Osteotech is the exclusive processor of allograft bone tissue for large national and international not-for-profit organizations. The Company generally charges its customers on a per donor basis, or for proprietary products, on a per unit basis, for fees for direct and indirect processing costs and for finishing and packaging each unit of bone tissue produced. Osteotech's agreements with its customers generally provide for the Company to indemnify its customers against liability arising out of defects in allograft bone tissue caused as a result of processing by the Company and for the Company to provide such other services as may be requested by the customer on such terms as the customers and the Company may agree from time to time. During 1996, MTF and the ARC accounted for approximately 64% and 25%, respectively, of the Company's revenues. The Company has a new processing agreement with ARC which runs through December 31, 2006. The Company's current agreement with MTF expires on March 31, 1997 and the Company is engaged in negotiations with MTF for a new agreement. There can be no assurance that a new agreement with MTF will be completed on terms favorable to the Company, if at all. The loss of either MTF or ARC as a customer or a substantial reduction in the amount of allograft bone tissue used by each customer would have a material adverse effect on the Company.

         Osteotech does not engage in donor procurement or tissue distribution and therefore relies on its not-for-profit customers to obtain donor bone tissue for processing by the Company, and to distribute the processed bone tissue to hospitals and physicians for transplantation. See "Education and Marketing."

         Customers of the Company's plasma spray coating services generally purchase such services pursuant to purchase orders or non-exclusive supply agreements which are cancelable at any time by either party.


Relationship with Musculoskeletal Transplant Foundation

         In 1987, the Company assisted in the formation of MTF, an organization comprised of medical teaching institutions and independent procurement agencies, for the purpose of expanding the science of musculoskeletal transplantation. MTF is now one of the largest bone tissue procurement organizations in the United States, responsible for the procurement of allograft bone tissue for distribution to its members as well as unaffiliated hospitals. MTF is governed by a board of directors and a management team, all of whom are unaffiliated with the Company.

         In March 1987, Osteotech entered into a ten-year service agreement (the "Service Agreement") with MTF whereby the Company serves as the exclusive processor of all musculoskeletal allograft bone tissue procured by MTF. Pursuant to the Service Agreement, the Company agreed to increase its capacity, if necessary, to meet MTF's requirements for bone tissue processing. Osteotech has agreed that the pre-tax profit earned from services which it performs for MTF will not exceed the average pre-tax profit of the 15 largest pharmaceutical concerns in the United States. MTF assigned to the Company certain rights to license technology developed by its members pursuant to research grants made by MTF.


Relationship with American Red Cross

         In December 1996, the Company entered into an agreement (the "ARC Agreement") with ARC whereby the Company serves as the exclusive processor of all musculoskeletal allograft bone tissue donors procured by ARC. The Company believes it can respond in a timely manner to any increase in demand by ARC or other customers through the maximum utilization of its existing facilities or the establishment of additional temporary or permanent processing facilities. The ARC Agreement expires on December 31, 2006. Either party may terminate the ARC Agreement at any time upon: (i) a material breach by the other party which is unremedied for ninety days and (ii) the insolvency of the other party or any bankruptcy or insolvency proceedings or the levy of any writ or judgment against the other party. In addition, ARC may terminate the Processing Agreement in the following circumstances: (i) upon ninety days written notice to the Company of its determination to end its program of procuring or distributing tissue, provided that, if ARC resumes such program, it shall provide prompt written notice to the Company of such resumption and the ARC Agreement shall become effective again on the same terms as prior to the termination, (ii) if a third party develops a commercially feasible processing technology that a third party review board determines to be safer or more effective than the Company's and the Company is unable or unwilling to provide such product or service, and (iii) if the FDA implements new regulations and the Company fails to implement changes to its tissue processing to conform to such changes. If ARC enters an arrangement with a third party whereby tissue processed by the Company is used in a third party's technology or product, ARC shall inform the Company of this arrangement and the Company shall have the right to terminate with 90 days prior written notice or to renegotiate the terms of the agreement.


Other Customers

         In September 1988, the Company entered into a ten-year agreement with BioImplant Services ("BioImplant"), a tissue donor procurement and distribution organization in Europe, whereby the Company has agreed, subject to certain exceptions, to be the exclusive provider of allograft bone tissue processing services for BioImplant. The Company has also agreed that it will not process bone tissue for other procurement organizations in certain designated European territories. The Company has agreed to meet the annual volume requirements of BioImplant.

         The Company also has an agreement with the University of California at Irvine, a medical teaching institution, to provide allograft bone tissue processing services which is renewable annually. To date, revenues to the Company pursuant to this agreement have not been material.


Competition

         Allograft bone tissue competes with autograft bone tissue which has traditionally been utilized for human bone transplants. The Company believes that where the use of autograft is feasible, surgeons and their patients will generally continue, at least over the near term, to choose this option in view of the perceived risk of transmission of infectious agents associated with the transplant of allograft bone tissue. For numerous circumstances and procedures for which autograft transplantation is either not feasible or not desirable, there are a number of competing alternatives available, including allograft bone tissue processed by others.

         The Company believes that a majority of the cadaveric bone banks operating in the United States are engaged in processing allograft bone tissue for transplantation. Substantially all of these bone tissue banks are not-for-profit organizations, and, as such, they may be able to supply processing services at a lower cost than the Company. Osteotech believes it competes with such entities on the basis of its advanced processing technology and the quality and quantity of the bone tissue its processing yields. Since the Company introduced its allograft tissue processing technology in 1987, certain competing processors have responded with claims of having developed technology similar to that used by the Company. Although the Company believes, based upon its knowledge of the industry (but in the absence of reliable industry statistics), that it processes bone tissue from more donors than any other processor in the world, there can be no assurance that the Company can continue to compete successfully in the area of allograft processing.

         Allograft bone tissue also competes in certain bone grafting procedures with synthetic bone void filler products. To date, these medical devices may be legally promoted in the United States for only a minority of the types of applications and procedures in which allograft bone tissues are used. Bone grafting procedures in which allograft bone tissue might be used also sometimes compete indirectly with non-invasive bone growth stimulator devices in those cases in which bone graft surgery is not the preferred course of treatment.

         With respect to allograft bone tissue, the Company expects increased competition from synthetic bone substitutes and recombinant bone growth stimulating materials. Synthetic substitutes now being marketed include HA, a ceramic substance with an open weave which allows for partial penetration of bone and fibrous tissue, and combinations of HA and other substances, which have been approved by the FDA for some oral surgical applications. The FDA has approved two of these HA synthetic bone substitutes for certain orthopaedic procedures. The primary advantage of synthetic bone substitutes is the absence of dependence on the availability of human donors. In addition, synthetic materials may be perceived by members of the medical community and the general public as safer than allograft-based bone tissue. Osteotech believes, however, that the bone tissue it processes will be able to compete with synthetic bone substitutes on the basis of the biologic and physical properties, its multiple applications for various surgical procedures, its successful use over an extended period of time without confirmed instances of infectious disease transmission, and the fact that independent researchers have reported that the Company's proprietary process can virtually inactivate and eliminate the HIV virus and other viruses in demineralized tissue, should they be present.

         In addition to its proprietary demineralization process, Osteotech expects to begin to implement additional processing technologies in 1997 that once fully implemented will enable the Company to expand its viral inactivation claims to include virtually all of the bone tissue it processes. These proprietary, tissue-specific technologies are expected to further enhance graft safety while maintaining the tissue's biologic and physical properties.

         The Company is also aware of entities seeking to develop bone growth factors using recombinant technology. Two such companies have announced that human clinical trials are in progress on their recombinant bone growth factors. There can be no assurance that the allograft bone tissues processed by the Company will be able to compete successfully with synthetic bone substitutes and recombinant bone growth factors which are developed and commercialized by others. Lastly, other companies engaged in the manufacture of medicine implant devices for the orthopaedic field may enter the allograft market in competition with the Company. Such companies may have substantially greater resources and expertise than the Company. Accordingly, there can be no assurance that the Company would be able to compete successfully with any such companies.

         The Company's plasma spray coating and HA product operations face competition in Europe from divisions and subsidiaries of several large corporations engaged in providing such services and products to others and from several smaller independent companies. In addition, the Company also faces competition from medical implant companies which have in-house plasma spray coating operations. The Company competes primarily on the quality of its coatings and price. Osteotech believes that the spraying technology it uses, which is computer controlled and utilizes robotics, enables it to provide high quality coatings at competitive prices. It should be noted, however, that the ceramic coating industry is highly competitive, certain of the Company's competitors have greater resources than the Company and there can be no assurance the Company will be able to compete successfully.


Education and Marketing

         Osteotech believes the markets for processed allograft bone tissue will continue to be orthopaedic, neurological, plastic and oral/maxillofacial surgical specialties. The Company's future growth in these areas will depend upon a wider acceptance by these specialties of the use of allograft bone tissue as an alternative to autograft bone tissue and other available materials and treatments. There are currently 19 persons employed by the Company to engage in efforts to educate surgeons as to the benefits and applications of processed allograft bone tissue. Notwithstanding its internal marketing capability, the Company is still dependent to a degree on the success of the education and marketing activities conducted by its customers and their representatives. To complement the Company's education and marketing strategy, the Company commenced, in the fourth quarter of 1994, to develop a national network of independent sales agents who assist in the Company's marketing of products and services and further educate the medical community about processed allograft bone tissue. Currently these sales agents are focusing their efforts primarily on Grafton DBM and spinal instruments. At December 31, 1996, the Company had appointed 47 agencies with 216 sales representatives.

         The Company is pursuing a strategy of licensing or acquiring additional products which are ready to be commercialized in order to take advantage of the Company's expertise and relationships within the orthopaedic community.

         A small in-house marketing staff located at the Company's Leiden facility markets the plasma spray coating services of the Company and the Company's joint venture with APS. These marketing activities consist primarily of attendance at trade shows, placement of advertisements in trade journals and direct mailings to orthopaedic and dental implant companies. The Company markets its HA powders and ceramic products through independent contract representatives in Europe.


Government Regulations

         The procurement and transplantation of allograft bone tissue is subject to federal regulation pursuant to the National Organ Transplant Act ("NOTA"), a criminal statute which prohibits the purchase and sale of human organs, including bone and related tissue, for "valuable consideration." NOTA permits the payment of reasonable expenses associated with the removal, transportation, processing, preservation, quality control, implantation and storage of human bone tissue. The Company provides services in all of these areas, with the exception of removal and implantation. Osteotech and other bone processors are engaged in ongoing efforts aimed at educating the medical community as to the benefits of processed allograft bone tissue and the Company will continue to expand its activities with respect to Grafton DBM. Although the Company believes that NOTA permits reimbursement of these costs as costs associated with the processing, transportation and implantation of bone tissue products, the inability to be reimbursed for its education efforts in the future could adversely affect the Company's business and prospects. No federal agency or court has determined whether NOTA is, or will be, applicable to every allograft-based material which may derive from the Company's processing technologies. Assuming that NOTA applies to Osteotech's processing of allograft bone tissue, the Company believes it is in compliance with NOTA, but there can be no assurance that more restrictive interpretations of, or amendments to, NOTA will not be adopted in the future which would call into question one or more aspects of the Company's method of operations. See "Education and Marketing."

         In December 1993, the FDA introduced interim regulations applicable to human tissue intended for transplantation, including the types of allograft tissues processed by the Company. The FDA had not previously treated the field of tissue banking and tissue products as medical specialties and allowed the organizations in the field to regulate themselves. However, the growth of the field and other factors prompted the FDA to introduce universal basic standards to reduce the risk of transmission of infectious diseases through the inadvertent use of infected tissue. The Company's operations are dependent on adequate compliance with these rules by both the Company and its clients. The Company believes that its operations and those of its clients are in substantial compliance with those rules. The FDA is moving to finalize the current interim regulations. Additionally, on February 28, 1997, the FDA proposed a framework for more comprehensive regulations of cellular and tissue-based products including Allograft tissues such as those processed by the Company. There can be no assurance that the Company or its clients will be in compliance with these more comprehensive rules if and when they are promulgated by the FDA.

         In August 1995, the FDA designated Grafton DBM as within the scope of the definition of banked human tissue under the interim rule on human tissue intended for transplantation. Banked human tissues such as demineralized bone matrix have been considered, and still are considered, exempt from FDA premarketing clearance requirements imposed upon medical products such as drugs, devices and biologics. Grafton DBM is a demineralized bone matrix that is mixed with glycerol, a basically inactive substance, to provide desirable physical handling characteristics to the demineralized bone matrix.

         The Company maintains a master file for its HA plasma spray coating processes with the FDA. The Company's customers are required to obtain FDA clearance for the marketing in the United States of their implants which are coated by the Company. These customers refer to the Company's master file in their application for clearance by the FDA of their implants as medical devices. The Company's European HA plasma spray coating services meet existing regulatory requirements in the specific countries where they are marketed.

         Ceramic (HA) products which are produced by the Company are currently distributed only in Europe. These products meet existing regulatory requirements in the specific countries where they are produced and marketed. The Company does not intend currently to market these products in the United States; however, if it does decide to do so, these products would require premarketing clearance by the FDA as medical devices.

         HA powder produced and sold in bulk by the Company in the United States and Europe is considered to be a component product and, as such, is not currently subject to regulation by the FDA and similar agencies in Europe.

Environmental Matters

         The Company's bone tissue processing generates waste which is classified as medical hazardous waste by the United States Environmental Protection Agency and the New Jersey Department of Environmental Protection. Such waste is segregated by the Company and disposed of through a licensed hazardous waste transporter in compliance with applicable regulations. The production of HA powder at the Company's facility in The Netherlands generates small amounts of hazardous waste, which is segregated by the Company and disposed of through a licensed hazardous waste transporter. The Company has been issued a Nuisance Permit from the local government for its facility in The Netherlands.

         Although the Company believes it is in compliance with applicable environmental regulations, the failure by the Company to fully comply with any such regulations could result in the imposition of penalties, fines and/or sanctions which could have a material adverse effect on the Company's business.

Patents and Proprietary Rights

         Osteotech considers its processing technology and procedures proprietary and relies primarily on trade secrets to protect its technology and innovations. Significant research and development activities have been conducted by consultants employed by third parties or in conjunction with unaffiliated medical institutions. Accordingly, disputes could arise in the future concerning the proprietary rights to information applied to Company projects which have been independently developed by the consultants or researchers at the medical institutions.

         At March 3, 1997, the Company held a total of 24 patents in the United States and foreign countries relating to its aseptic processing technology and its transplant support products, two United States and three foreign patents relating to its biomaterial technology, eight United States and four foreign patent applications relating to aspects of its processing technology and its osteogenic and other products under development and three United States and three foreign patent applications relating to its biomaterial technology. There can be no assurance that any pending patent applications will result in issued patents or that any currently issued patents, or patents which may be issued, will provide Osteotech with sufficient protection in the case of an infringement of its technology or that others will not independently develop technology comparable or superior to the Company's.


Product Liability and Insurance

         The testing and use of human allograft bone tissue and the implantation of medical devices coated with the Company's HA powder, medical devices developed with the Company's biomaterial technology and medical devices manufactured by others and distributed by the Company entail inherent risks of medical complications for patients and therefore, may result in product liability claims against the Company. Further, Osteotech's agreements with its bone tissue processing customers provide for indemnification by the Company for liabilities arising out of defects in allograft bone tissue caused as a result of processing by the Company.

         As a distributor of implants and instruments for spinal surgery, including bone screws, manufactured by Ulrich, the Company has been named as a defendant in a number of lawsuits in which plaintiffs claim that they have suffered damages from the implantation of allegedly defective spinal fixation devices. See "Legal Proceedings."

         The Company presently maintains product liability insurance in the amount of $20 million per occurrence and per year in the aggregate. There can be no assurance that the Company will be able to maintain such insurance in the future or that such insurance will be sufficient to cover all liabilities. In addition, the Company's current insurance policy will not cover any claims made against the Company which are based upon a surgeon's use of a device in a manner other than the use approved by the FDA for such device, regardless of whether the Company advised the surgeon and/or healthcare provider of the FDA approved use and provided adequate warnings against any unapproved use by the surgeon and/or healthcare provider.

         Of the twenty-nine lawsuits discussed in "Legal Proceedings," four such lawsuits would be covered by the Company's insurance policies. Twenty-five of the current lawsuits, and any lawsuits filed in the future which contain claims similar to those contained in such current lawsuits, may not be covered by the Company's current insurance policy. See "Legal Proceedings."

         Pursuant to its distribution agreement with the Company, Ulrich has agreed to indemnify the Company for all costs, and damages incurred by the Company in connection with its distribution of products manufactured by Ulrich, except such costs and damages which are caused by the Company's gross negligence or willful misconduct or unauthorized claims made by the Company in marketing the products. In accordance with such indemnification obligation, the Company is entitled to be named as a co-insured on the product liability insurance policy maintained by Ulrich. Vericherunges-Aktiengesellchaft ("Allianz"), Ulrich's insurance carrier, has presented the Company with a certificate which indicates that the Company is co-insured on such insurance policy, however, Allianz has indicated that it does not believe the Company is a co-insured. This policy provides coverage of 4,000,000 Deutsche Mark (DM) (approximately $2.6 million at current exchange rates) per person and 16,000,000 DM (approximately $10.4 million at current exchange rates) in the aggregate. The Company and Allianz are engaged in discussions concerning the Company's coverage under the insurance policy maintained by Ulrich with Allianz. There can be no assurance that the Company will in fact be indemnified by Ulrich or be provided coverage under Ulrich's insurance policy or that such coverage, if provided, will be adequate.

Employees

         At December 31, 1996, Osteotech had 210 employees, of whom 119 were engaged in allograft processing, ceramic plasma spray coating and the manufacture of products; 25 in research and development; 31 in education and marketing and 35 in regulatory, finance and administration. The Company's employees are not covered by any collective bargaining agreement. The Company considers relations with its employees to be good.

Item 2.  Properties

         The Company's principal executive offices are located in approximately 38,000 square feet in Eatontown, New Jersey which is occupied pursuant to a lease which expires in December 2004 and provides for a base annual rental of approximately $264,000. This facility is occupied by the Company's corporate, financial, administration, marketing, research and development, regulatory and clinical affairs staff.

         The Company's processing facility is located in approximately 30,000 square feet of space in Shrewsbury, New Jersey which is occupied pursuant to a lease which expires in February 2007 and provides for a base annual rental of approximately $239,000 for the first five years of the lease and $261,000 for the remaining term of the lease. The lease is renewable at the Company's option for an additional five year term.

         The Company's European subsidiaries occupy a 21,000 square foot facility in Leiden, The Netherlands. The lease for this facility expires in May 2008 and the annual rent is 626,000 dfl (approximately US $360,000 at the December 31, 1996 exchange rates).

         The Company believes that these facilities are adequate and suitable for its current needs.

Item 3.  Legal Proceedings

         Orthopedic Bone Screw Products Liability Litigation

         The Company has been named and served in approximately 28 lawsuits, involving approximately 4000 plaintiffs, brought against spinal implant manufacturers, distributors and promoters in various state and federal courts throughout the country. The majority of these actions, all of which are individual lawsuits and not class actions, are pending in federal court and have been or are in the process of being consolidated with other similar actions for coordinated proceedings in the District Court for the Eastern District of Pennsylvania in an action entitled In re Orthopedic Bone Screw Products Liability Litigation, MDL Dkt. 1014 (E.D. Pa.). These actions sound in products liability and involve allegations of, either alone or in combination, negligence and conspiracy or other concerted action.

         The vast majority of the complaints in these cases have been amended or refiled due to defective pleading as indicated by various court orders. Thus, for these cases, responsive pleadings have not yet been filed by defendants, including the Company. As to the remaining cases, they are still in the preliminary discovery stages. Further, on a daily basis, the number of cases naming the Company may increase or decrease. Generally, the Company will not be aware that it has been named as a defendant in an action until it has been served with the underlying complaint.

         As to all of these actions, the Company believes that it has affirmative defenses, including without limitation, defenses based on the learned intermediary defense, the failure of a cause of action to exist where no malfunction of a Company-distributed device occurred, the fact that the product at issue was substantially modified in an unforeseeable manner, the fact that the product distributed by the Company was not the product at issue, the fact that the Company has not engaged in a conspiracy with other manufacturers or distributors, and the fact that the claims in all of these actions are without merit. Accordingly, all such cases are and will continue to be vigorously defended.

         All of the actions seek monetary damages of no less than $50,000 per plaintiff. The aggregate monetary damages eventually sought by all of the plaintiffs and the related costs to defend such action may be substantial. Pursuant to the Company's distribution agreement with Ulrich, the manufacturer of the spinal system distributed by the Company, Ulrich has agreed to indemnify the Company for liabilities incurred in connection with the distribution of Ulrich's products. However, there can be no assurance that Ulrich will have the financial resources necessary to comply with its indemnification obligations to the Company.

         Additionally, the Company maintains its own products liability insurance coverage from Lexington Insurance Company ("Lexington") and Lexington has been notified of these actions. Lexington has denied coverage with respect to certain of these cases. Further, Ulrich maintains its own products liability coverage from Allianz. Allianz has indicated that it is reviewing the possibility of extending insurance coverage to the Company with respect to certain of these cases.

         Kehr et al. v. Musculoskeletal Transplant Foundation and Osteotech, Inc., Case No. 96-CV-334 (W.D. Mich.)

         On March 26, 1996, the Company was served with a lawsuit that was filed in Kent County Circuit Court in Grand Rapids, Michigan. The action is based on products liability and negligence, alleging that the Company and co-defendant MTF mislabeled and mispackaged processed human bone tissue. On April 24, 1996, codefendant MTF, with the Company's consent, removed this action to the United States District Court for the Western District of Michigan.

         On May 29, 1996, the Company filed its answer, denying any and all liability, and setting forth affirmative defenses, including, without limitation, defenses based on substantial modification of the product and that plaintiffs' injuries were caused by a superseding, intervening cause. On November 4, 1996, the Company filed a motion for summary judgment requesting that the Court dismiss the plaintiffs' complaint. By order dated February 27, 1997, the Court denied this motion. In doing so, however, the Court ruled that plaintiffs could not proceed with this action under strict liability or implied warranty theories. Rather, the plaintiffs' case could only proceed under a common law negligence theory.

         Pursuant to a service agreement between MTF and the Company regarding the Company's tissue processing services, the Company has agreed to defend, indemnify and hold MTF harmless with respect to this action.

         The Company believes that this lawsuit is without merit and the case is currently being defended, including the defense of MTF, by the Company's product liability insurance carrier with a general reservation of rights.

Item 4.  Submissions of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.           Market for the Registrant's Common Equity and Related
                  Stockholder Matters

         The Company's Common Stock has been traded in the over-the-counter market and quoted on the NASDAQ National Market System under the trading symbol "OSTE" since the Company's initial public offering in July 1991.

         The following table sets forth the high and low sale prices for the Common Stock for each of the fiscal quarters during the years ended December 31, 1995 and 1996 based on transaction data as reported by the NASDAQ National Market System.


Year Ended December 31, 1995           High                       Low



     First Quarter                     6-1/4                      3-3/4

     Second Quarter                    5-3/4                      4-3/8

     Third Quarter                     9-1/4                      4-7/8

     Fourth Quarter                    8-5/8                      6



Year Ended December 31, 1996



     First Quarter                     8                          6-13/16

     Second Quarter                    8-3/8                      6

     Third Quarter                     7-7/8                      5-1/2

     Fourth Quarter                    7-1/8                      5-29/64


         As of March 3, 1997 there were 219 holders of record of the Company's Common Stock. The Company believes that there are approximately 2,300 beneficial owners of its Common Stock.

         The Company has never paid a cash dividend and does not anticipate the payment of cash dividends in the foreseeable future as earnings are expected to be retained to finance the Company's growth. Declaration of dividends in the future will remain within the discretion of the Company's Board of Directors, which will review the Company's dividend policy from time to time.

Item 6.           Selected Financial Data

         Set forth below is the selected financial data for the Company for the five fiscal years ended December 31, 1996. The following data should be read in conjunction with the Company's consolidated financial statements and related notes thereto contained elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Selected Financial Data

(dollars in thousands
except per share data)                  1996              1995               1994              1993               1992(a)
---------------------------------------------------------------------------------------------------------------------------------

For the Year

Net revenues                             $34,895           $27,934            $24,570           $19,124               $14,651

Costs and expenses (b)                    33,146            27,696             23,935            20,817                16,440

Other income, net (c)                        271             4,582                577             2,926                 2,231

  Income (loss) before income
  taxes and unusual items (d)              3,370             1,653              1,212           (1,242)                 (803)

  Income before income taxes               2,020             4,820              1,212             1,233                   442

  Net income (loss)                        (324)             4,582              1,747             1,107                   414

  Net income (loss) per share              (.04)               .57                .22               .14                   .05
   (e)

Dividends per share                            0                 0                  0                 0                     0
---------------------------------------------------------------------------------------------------------------------------------

Year End Financial Position

Working capital                          $12,273           $12,135             $9,010            $7,239                $6,133

Total assets                              31,483            30,170             22,594            19,706                18,420

Long-term obligations                        840             1,598              1,027               375                   309

Stockholders' equity                      22,717            22,594             17,096            15,362                14,171
---------------------------------------------------------------------------------------------------------------------------------


(a)    Includes the results of operations of HC Implants BV since April 1, 1992.

(b) Costs and expenses include: (i) a charge to earnings in 1996 of $1,350,000 related to the restructuring of the Company's non-allograft operations located in Leiden, The Netherlands; and (ii) a charge to earnings in 1995 of $980,000 resulting from the termination of a distribution agreement.

(c) Other income includes: (i) principal payments on a fully reserved note from a major customer of $4,147,000 in 1995, $2,475,000 in 1993 and
         $575,000 in 1992; and (ii) $670,000 gain on termination of a joint development agreement in 1992.

(d)      Excludes items of income and expense discussed in (b) and (c).

(e)      Reflects primary earnings (loss) per share.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

For the Three Years Ended December 31, 1996, 1995 and 1994

Results of Operations

Net Income (Loss)

         In 1996 the Company incurred a net loss of $324,000 compared to net income of $4,582,000 in 1995 and $1,747,000 in 1994.

         Income before income taxes and unusual items increased to $3,370,000 in 1996 compared to $1,653,000 in 1995 and $1,212,000 in 1994. Income, including unusual items and before income taxes was $2,020,000 in 1996 compared to $4,820,000 in 1995 and $1,212,000 in 1994. Income before income taxes in 1996 includes a charge to earnings of $1,350,000 related to the restructuring of the Company's non-allograft operations located in Leiden, The Netherlands. Income before income taxes in 1995 includes the receipt of note repayments on a fully reserved note from a major customer of $4,147,000 and a charge to earnings of $980,000 resulting from the termination of a distribution agreement for trauma implant products. See "Provision for Restructuring" and "Provision for Termination of a Distribution Agreement" included elsewhere herein.

         Income tax expense in 1995 and 1994 was reduced by the recognition of net deferred tax assets resulting primarily from the realization of tax benefits associated with Federal and state tax net operating loss carryforwards. See "Income Tax Provision
(Benefit), net" included elsewhere herein.

         The table below shows the impact of these items:


                                                            1996                    1995                   1994
-------------------------------------------------------------------------------------------------------------------------

Income before income taxes and unusual items                $ 3,370,000             $ 1,653,000           $ 1,212,000


Unusual items:
  Provision for restructuring                               (1,350,000)


  Note repayments from major customer                                                 4,147,000

  Provision for termination of distribution                                           (980,000)
    agreement
-------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                    2,020,000               4,820,000             1,212,000

Recognition of net deferred tax assets                                                2,551,000             2,079,000

Income tax provision                                        (2,344,000)             (2,789,000)           (1,544,000)
-------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                           $ (324,000)              $ 4,582,00           $ 1,747,000
=========================================================================================================================

         The following is a discussion of factors which affected results of operations for the years ended December 31, 1996, 1995 and 1994.

Net Revenues

         Revenues in 1996 increased 25% to $34,895,000 from $27,934,000 in 1995.
Revenues in 1995 were 14% higher than 1994 revenues of $24,570,000.

         The increase in revenues in 1996 resulted principally from increased demand for the Company's Grafton DBM Gel and the introduction of Grafton DBM Flex in January 1996 and Grafton DBM Putty in November 1996. The increase in revenues in 1995 resulted principally from increased demand for Grafton DBM Gel and ceramic hydroxyapatite powders distributed by the Company.

         Supporting the Company's Grafton DBM expansion is a national network of independent agencies that manage surgeon relationships in partnership with the Company's direct field marketing organization. At December 31, 1996, the network consisted of 47 agencies with 216 representatives compared to 27 agencies with 126 representatives at December 31, 1995.

         During 1996, 1995 and 1994, two of the Company's major customers, MTF and ARC, accounted for 64% and 25%, 65% and 20%; and 63% and 22%, respectively, of revenues. In December 1996, the Company entered into a new ten-year agreement with ARC. The Company is currently in negotiations with MTF for a new agreement to replace the existing agreement which expires on March 31, 1997. There can be no assurance that the Company and MTF will enter into a new agreement or that such agreement will contain terms favorable to the Company. The loss of either MTF or ARC as a customer would have a material adverse effect on the Company.

Costs of Services and Products

         Costs of services as a percentage of service revenues was 39% in 1996, 43% in 1995 and 44% in 1994. These declines in costs as a percentage of revenues result from a shift in revenue mix toward services with higher gross margins and fixed processing costs being distributed over a higher volume of donors processed.

         Costs of products as a percentage of product revenues was 97% in 1996, 77% in 1995 and 67% in 1994. The increase in costs as a percentage of revenues resulted principally from an increase in product liability insurance premiums associated with spinal implant products distributed by the Company pursuant to an agreement with Ulrich, the manufacturer.

Marketing, General and Administrative Expenses

         Marketing, general and administrative expenses increased $2,211,000 or 21% in 1996 and $817,000 or 9% in 1995. These increases are primarily attributable to expanded marketing activities associated with the increased allograft services provided by the Company, principally those related to Grafton DBM, and increased facilities' costs resulting from an expansion of the Company's facilities to support growth.

         Marketing, general and administrative expenses declined as a percentage of revenues in each year from 39% in 1994 to 37% in 1995 and 36% in 1996.

Research and Development Expenses

         Research and development expenses in 1996 increased $608,000 or 16% to $4,357,000 from $3,749,000 in 1995. Research and development expenses in 1995 increased $400,000 or 12% compared to $3,349,000 in 1994. The increases in both years were primarily attributable to increased spending associated with the development of additional allograft tissue forms which were introduced into the market during 1996, expansion of the Company's viral inactivation process to a broader range of allograft tissue and the development of PolyActive(R) products. See "Provision for Restructuring."

Provision for Restructuring

         In October 1996, the Company announced a plan to restructure its non-allograft operations located in Leiden, The Netherlands in order to focus those operations on: (i) the revenue and profit generating activities of providing ceramic and titanium spray coating services and ceramic products to the orthopaedic and dental markets and (ii) to pursue OEM business opportunities for those technologies. In connection with the restructuring, the Company discontinued its PolyActive polymer research and development program. As a result of the restructuring, the Company recorded a pre-tax restructuring charge of $1,350,000, consisting primarily of employee termination costs, write-off of equipment, intangible assets, supplies and costs associated with the planned sub-leasing of office space in Leiden on which the Company has a long-term lease. See Note 3 of "Notes to Consolidated Financial Statements."

Provision for Termination of Distribution Agreement

         In June 1995, the Company terminated its distribution agreement for trauma implant products with its supplier, aap, GmbH, of Berlin, Germany. As a result of this termination the Company recorded a pre-tax charge to earnings of $980,000, consisting principally of inventory write-offs, employee termination costs and legal fees. The Company has commenced legal proceedings to recover these costs. Revenues from marketing trauma products were not material in 1995. See Note 4 of "Notes to Consolidated Financial
Statements."

Other Income (Expense)

         In 1996, other income decreased by $4,311,000 compared to 1995. Other income in 1995 included the receipt of $4,147,000 of note repayments on a fully reserved note from a major customer.
See Note 5 of "Notes to Consolidated Financial Statements."

Income Tax Provision (Benefit), Net

         The income tax provision in each of the years reflects a rate in excess of the Federal statutory income tax rate due to state income taxes and foreign losses for which no current tax benefits would be available. In 1995 and 1994, the Company recognized net deferred tax assets of $2,551,000 and $2,079,000, respectively, resulting from: (i) the realization of tax benefits of temporary differences which reversed during each year ($1,335,000 in 1995 and $1,479,000 in 1994); and (ii) the Company's assessment that it would generate sufficient future U.S. taxable income to realize a portion of the deferred tax benefits associated with certain Federal and state net operating loss carryforwards and tax credits ($1,216,000 in 1995 and $600,000 in 1994). See Note 13 of "Notes to Consolidated Financial Statements."

Liquidity and Capital Resources

         At December 31, 1996, the Company had cash and short-term investments of $9,277,000 compared to $7,707,000 at December 31, 1995. Working capital increased $138,000 to $12,273,000 at December 31, 1996 compared to $12,135,000 at December 31, 1995.

         The Company has a loan and security agreement with a U.S. bank which provides for borrowings of up to $3,000,000 under a revolving line of credit and $4,000,000 under an equipment line of credit. At December 31, 1996, $1,377,000 was outstanding under the equipment line of credit and there were no borrowings outstanding under the revolving line of credit. The Company also has a line of credit with a Dutch bank which provides for borrowings of up to 5,000,000 dfl, or approximately $2,872,000 at the December 31, 1996 exchange rate. Analysis of the Company's cash position and anticipated cash flow indicated that it most likely would not be necessary to utilize a significant portion of this line of credit in 1996 and, therefore, the Company agreed with the bank to limit its borrowings in 1996, if any, to no more than 3,000,000 dfl, or approximately $1,723,000 at the December 31, 1996 exchange rate. Additionally, in connection with the Leiden facility lease, the Company is required to maintain a declining bank guarantee which reduced the current amount available for borrowings to 2,424,000 dfl, or approximately $1,392,000 at the December 31, 1996 exchange rate. At December 31, 1996, there were no borrowings outstanding under this credit line. See Note 11 of "Notes to Consolidated
Financial Statements."

         At December 31, 1996, the Company had U.S. net operating loss carryforwards which approximate $1,099,000 for Federal income tax purposes and $216,000 for state income tax purposes. The Federal and state net operating loss carryforwards, if unused, will expire from 2006 through 2011. The Company also has research and development tax credits for Federal income tax purposes of $11,000 which expire in 2009. The timing and manner in which the tax loss carryforwards and credits are utilized in the future may be limited by Internal Revenue Code Section 382. In addition, certain of the Company's subsidiaries have foreign net operating loss carryforwards aggregating $10,041,000 ($350,000 with no expiration date; $9,691,000 expiring 1999 through 2004). See Note 13 of "Notes to Consolidated Financial Statements."

         During 1996 the Company incurred capital expenditures of $2,152,000 to support the expansion of the Company's operations. Although the Company had no significant commitments for capital expenditures as of December 31, 1996, it expects 1997 capital expenditures to be approximately 50% higher than those of 1996. It is expected that these expenditures will be funded from cash reserves, cash provided by operations or bank financing.

         The Company believes that its cash and cash equivalents, short-term investments and available lines of credit, together with anticipated cash flow from operations will be sufficient to meet its near-term requirements, but may not be adequate to fully develop and commercialize all products currently under development by the Company. Further, from time to time, the Company may seek additional funds through equity or debt financing. However, there can be no assurance that such additional funds will be available to the Company, or if available, that such funds will be available on terms favorable to the Company.


Item 8.  Financial Statements and Supplementary Data

         The response to this item is submitted as a separate section of this Annual Report commencing on page F-1.


Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

         Not applicable.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         The section of the Company's 1997 Proxy Statement entitled "Election of Directors" is incorporated herein by reference.


Item 11. Executive Compensation

         The   section  of  the  1997  Proxy   Statement   entitled   "Executive
Compensation" is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

         The section of the 1997 Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

         The section of the 1997 Proxy Statement entitled "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


         (a)(1) and (2). The response to this portion of Item 14 is submitted as a separate section of this report commencing on page F-1.

         (a)(3) and (c). Exhibits (numbered in accordance with Item 601 of Regulation S-K).


Exhibit                                                            Page
Number               Description                                   Number



   3.1               Restated Certificate of Incorporation of      *
                     the Company


   3.2               Amended and Restated Bylaws of the Company    #


   3.3               Form of Stock Certificate                     **


   4.1               Stock and Warrants Purchase Agreement, as     **
                     amended


   4.2               Amended Security Holders Agreement            **

   4.3               Rights Agreement dated as of February 1,      #
                     1996 between Osteotech, Inc. and Registrar and Transfer Co.


  10.1               1991 Stock Option Plan, as amended            *****


  10.2               1991 Independent Directors Stock Option       *****
                     Plan, as amended^


  10.3               Various Written Option Agreements between     ***
                     the Company and certain employees,
                     officers, directors and consultants or
                     advisors of the Company^


  10.4               Senior Management Bonus Program^              ****

  10.5               Senior Management Loan Program^               ****



  10.6               Lease for the Company's Leiden, The           *****
                     Netherlands facility dated December 4, 1991

  10.7               Lease for the Company's Leiden, The           +
                     Netherlands facility dated May 28, 1993



  10.8               Service Agreement between the Company and     **
                     the Musculoskeletal Transplant Foundation, dated March 1, 1987~


  10.9               Start-up Processing Fee Agreement between     **
                     the Company and the Musculoskeletal
                     Transplant Foundation, dated June 29, 1990


 10.10               Processing Agreement between the Company      **
                     and Stichting Eurotransplant Nederland,
                     dated September 26, 1988~



 10.11               Stock Purchase Agreement by and among         ++
                     Osteotech, Inc., Osteotech BV and C.A. van
                     Blitterswijk, C.A. van Blitterswijk Holding
                     BV, K. de Groot, K. de Groot Holding BV,
                     R.G. van der Scheer and HOM Consultancy BV


 10.12               License Agreement between the Company and     ****
                     Abtox, Inc. dated April 1, 1992~


 10.13               Line of Credit Agreement between Interna-     ****
                     tionale Nederlanden Bank NV and Osteotech
                     BV dated October 6, 1992

 10.14               Guaranty Agreement between the Company and    ****
                     Internationale Nederlanden Bank NV dated
                     October 22, 1992 pursuant to which the
                     Company guarantees the payment of amounts which may be loaned to the Company's subsidiary, Osteotech BV

 10.15               Loan and Security Agreement between the       +
                     Company and United Jersey Bank/Central,
                     N.A. dated May 27, 1993

 10.16               First Amendment to Loan and Security          +++
                     Agreement between the Company and United
                     Jersey Bank/Central, N.A. dated July 14,
                     1994


 10.17               Sublicense Agreement by and between CAM       *****
                     Implants, Inc. and APS-Materials, Inc.
                     dated September 20, 1993

 10.18               Partnership Agreement by and between          *****
                     Osteotech/CAM Services BV and APS-
                     Materials, Inc. dated September 20, 1993




 10.19               Employment Agreement with Michael J.          *******
                     Jeffries dated January 1, 1996^

 10.20               Employment Agreement with Roger C.            *******
                     Stikeleather dated January 1, 1996^



 10.21               Lease for the Company's Eatontown facility    ******
                     dated October 20, 1994

                                                                   *******
 10.22               Employment Agreement with James L. Russell,
                     Ph.D. dated December 18, 1995^


                     Confidentiality Agreement and Non-
 10.23               Competition Agreement with James L.           *******
                     Russell, Ph.D. dated November 15, 1995


 10.24               Second Amendment to Loan and Security         ++++
                     Agreement between the Company and United
                     Jersey Bank/Central, N.A. dated June 30,
                     1995

 10.25               Amendment to the lease for the Company's      ++++
                     Leiden, the Netherlands facility dated
                     June 27, 1995

 10.26               Agreement dated December 20, 1996 between     E-2
                     American Red Cross and the Company~

 10.27               Lease for the Company's Shrewsbury, New       E-39
                     Jersey processing facility

 10.28               Employment Agreement between the Company      E-52
                     and Richard W. Bauer dated December 5, 1996

  11.1               Computation of Primary Net Income (Loss)      E-64
                     Per Share



  11.2               Computation of Fully Diluted Net Income       E-65
                     (Loss) Per Share


  21.1               Subsidiaries of the Registrant                E-66


  23.1               Consent of Coopers & Lybrand                  E-67




* Previously filed as exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference thereto.

** Previously filed as exhibits to the Company's Registration Statement on Form S-1 (File No. 33-40463) and incorporated herein by reference thereto.

*** Previously filed as exhibits to the Company's Registration Statement on Form S-8 (File No. 33-44547) and incorporated herein by reference thereto.

**** Previously filed as exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference thereto.

***** Previously filed as exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference thereto.

****** Previously filed as exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference thereto.

******* Previously filed as exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference thereto.

+ Previously filed as exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference thereto.

++ Previously filed as exhibits to the Company's Current Report on Form 8-K filed with the Commission on May 26, 1992.

+++ Previously filed as exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference thereto.

++++ Previously filed as exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 and incorporated herein by reference thereto.

+++++ Previously filed as exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference thereto.

# Previously filed as exhibits to the Company's Report on Form 8-A dated February 2, 1996 and incorporated herein by reference thereto.

~ Copy omits information which is subject to confidential treatment.

^ Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 14(c).


         (b)  Reports on Form 8-K

                  Current Report on Form 8-K dated October 30, 1996. Current Report on Form 8-K dated November 14, 1996. Current Report on Form 8-K dated December 20, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 25, 1997
                                 OSTEOTECH, INC.


                             By: /s/Richard W. Bauer
                                Richard W. Bauer
                                President, Chief Executive
                                Officer (Principal Executive
                                Officer) and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature                        Title                         Date

/s/DONALD D. JOHNSTON            Chairman of the Board         March 25, 1997
Donald D. Johnston               of Directors


/s/RICHARD W. BAUER              President, Chief              March 25, 1997
Richard W. Bauer                 Executive Officer
                                 (Principal Executive
                                  Officer) and Director


/s/MICHAEL J. JEFFRIES           Executive Vice                March 25, 1997
Michael J. Jeffries              President, Chief
                                 Operating Officer,
                                 Chief Financial Officer
                                 (Principal Financial
                                 Officer and Principal
                                 Accounting Officer),
                                 Secretary and Director


/s/STEPHEN J. SOGIN              Director                      March 25, 1997
Stephen J. Sogin


/s/KENNETH P. FALLON III         Director                      March 25, 1997
Kenneth P. Fallon III


                                 Director
Walter J. McNerney

                        OSTEOTECH, INC. AND SUBSIDIARIES
                               -------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES



                                                                          Page
1.   FINANCIAL STATEMENTS

     Report of Independent Accountants.....................................F-2

     Consolidated Balance Sheets as of December 31, 1996 and 1995..........F-3

     Consolidated Statements of Operations
      for the years ended December 31, 1996, 1995 and 1994.................F-4

     Consolidated Statements of Changes in Stockholders' Equity
      for the years ended December 31, 1996, 1995 and 1994.................F-5

     Consolidated Statements of Cash Flows
      for the years ended December 31, 1996, 1995 and 1994.................F-6

     Notes to Consolidated Financial Statements............................F-7



2.   SCHEDULES

     II. Valuation and Qualifying Accounts
         for the years ended December 31, 1996, 1995 and 1994..............S-1

              Report of Independent Accountants............................S-2



All schedules, except for those set forth above, have been omitted since the information required is included in the financial statements or accompanying notes or have been omitted as not applicable or not required.

                        REPORT OF INDEPENDENT ACCOUNTANTS







The Board of Directors and
   Stockholders of Osteotech, Inc.:




We have audited the accompanying consolidated balance sheets of Osteotech, Inc. and Subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Osteotech, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                                        COOPERS & LYBRAND L.L.P.


Princeton, New Jersey
February 21, 1997

                        OSTEOTECH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

December 31,                                                                        1996          1995
ASSETS
---------------------------------------------------------------------------- -- ------------- -------------
Current assets:
     Cash and cash equivalents                                                       $  7,290      $  2,788
     Short-term investments                                                             1,987         4,919
     Accounts receivable, less allowance of
          $163 in 1996 and $179 in 1995                                                 6,280         4,561
     Deferred processing costs                                                          1,222           977
     Inventories                                                                          729         1,081
     Deferred income taxes                                                                590         1,429
     Prepaid expenses and other current assets                                          1,833         1,905
               Total current assets                                                    19,931        17,660

Equipment and leasehold improvements, net                                               8,170         8,624
Excess of cost over net assets of business acquired, less
     accumulated amortization of $1,197 in 1996 and $945 in 1995                        2,501         2,753
Other assets                                                                              881         1,133
               Total assets                                                          $ 31,483      $ 30,170
============================================================================ == ============= =============

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------- -- ------------- -------------
Current liabilities:
     Accounts payable and accrued liabilities                                        $  6,247      $  4,078
     Notes payable                                                                        655           647
     Current maturities of long-term debt and
          obligations under capital leases                                                756           800
               Total current liabilities                                                7,658         5,525

Long-term debt and obligations under capital leases                                       840         1,598
Other liabilities                                                                         268           453
               Total liabilities                                                        8,766         7,576
---------------------------------------------------------------------------- -- ------------- -------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 5,676,595 shares
         authorized; no shares issued or outstanding
     Common stock, $.01 par value; 20,000,000 shares
         authorized; issued and outstanding 7,826,779
          shares in 1996 and 7,198,179 shares in 1995                                      78            72
     Additional paid-in capital                                                        30,288        29,782

     Currency translation adjustments                                                   (113)          (48)
     Accumulated deficit                                                              (7,536)       (7,212)

                  Total stockholders' equity                                           22,717        22,594
                                                                             -----------------------------
                  Total liabilities and stockholders' equity                         $ 31,483      $ 30,170
============================================================================ =============================


         The accompanying notes are an integral part of these consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)



Year ended December 31,                                                       1996           1995            1994
------------------------------------------------------------------  ---- -------------- --------------- --------------
Net Revenues:
     Service                                                                   $ 31,717        $ 24,451       $ 22,076
     Product                                                                      2,481           2,682          1,975
     Grant                                                                          697             801            519
                                                                                 34,895          27,934         24,570

Costs and expenses:
     Cost of services                                                            12,406          10,481          9,673
     Cost of products                                                             2,414           2,078          1,322
     Marketing, general and administrative                                       12,619          10,408          9,591
     Research and development                                                     4,357           3,749          3,349
     Provision for restructuring                                                  1,350
     Provision for termination of distribution agreement                                            980
                                                                                 33,146          27,696         23,935



Other income (expense):
     Recovery of principal on note
         from a major customer                                                                    4,147
     Interest income                                                                448             605            509
     Interest expense                                                             (232)           (252)          (111)
     Other                                                                           55              82            179
                                                                                    271           4,582            577

Income before income taxes                                                        2,020           4,820          1,212

Income tax provision (benefit), net                                               2,344             238          (535)

Net income (loss)                                                            $    (324)        $  4,582       $  1,747
==================================================================  ==== ============== =============== ==============
Net income (loss) per share:
     Primary                                                                     $(.04)          $  .57         $  .22
     Assuming full dilution                                                      $(.04)          $  .55         $  .22
------------------------------------------------------------------  ---- -------------- --------------- --------------

Shares used in computing net income (loss) per share:

     Primary                                                                7,920,234        8,091,381        7,889,891
     Assuming full dilution                                                 7,920,234        8,263,764        7,894,759
---------------------------------------------------------------- -- ----------------- ---------------- ----------------






The accompanying notes are an integral part of these consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (dollars in thousands)

Years ended December 31, 1996, 1995 and 1994
---------------------------------------------------- --- --------------- ---- -------------- ---- ------------------ --------------
                                                                      Additional      Currency                            Total
                                                 Common Stock          Paid-In       Translation     Accumulated      Stockholders'
                                            Shares         Amount      Capital        Adjustment        Deficit            Equity
------------------------------------------------------ --- -------------- --- -------------- --- -------------- --- ------------ -


Balance at December 31, 1993                6,932,985     $ 69        $ 28,926         $ (92)          $ (13,541)         $ 15,362

   Exercise of stock options                  194,975        3             121                                                 124
   Common stock issued pursuant to
         employee stock purchase plan          11,916                       51                                                  51
   Repurchase of stock                        (50,000)      (1)           (180)                                               (181)
   Currency translation adjustments                                                       (7)                                   (7)
   Net income                                                                                               1,747            1,747
                                           ------------ -------- -- --------------- --- -------------- --- ------------------------
Balance at December 31, 1994                7,089,876       71          28,918            (99)            (11,794)          17,096

   Exercise of stock options                   30,571                      111                                                 111
   Exercise of stock warrants                  55,616        1              (1)
   Common stock issued pursuant to
         employee stock purchase plan          22,116                      136                                                 136
   Tax benefits related to stock options                                   618                                                 618
                                                                                           51                                   51
   Net income                                                                                               4,582            4,582
Balance at December 31, 1995                7,198,179       72          29,782            (48)             (7,212)          22,594

   Exercise of stock options                   85,866        1             317                                                 318
   Exercise of stock warrants                 525,204        5              (5)
   Common stock issued pursuant to
         employee stock purchase plan          17,530                      120                                                 120
   Tax benefits related to stock options                                    74                                                  74
   Currency translation adjustments                                                        (65)                                (65)
   Net loss                                                                                                   (324)           (324)
Balance at December 31, 1996                7,826,779     $ 78         $ 30,288         $ (113)           $ (7,536)       $ 22,717
======================================================= ======== == =============== === ============== === ======== ===============

     The   accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

Year ended December 31,                                                  1996            1995           1994
------------------------------------------------------------------- --------------  -------------- --------------

Cash Flow From Operating Activities
   Net income (loss)                                                      $  (324)        $  4,582       $  1,747
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                       2,679           1,718          1,383
         Provision for restructuring                                         1,350
         Provision for termination of distribution agreement                                   980
         Deferred income taxes                                                 804           (582)          (600)
         Provision for doubtful accounts                                        17              15            (7)
         Changes in assets and liabilities:
               Accounts receivable                                         (1,738)              30        (1,310)
               Inventories                                                     197           (594)          (827)
               Deferred processing costs                                     (245)           (207)          (265)
               Prepaid expenses and other current assets                         7           (452)          (535)
               Accounts payable and other liabilities                        1,301              62            254
------------------------------------------------------------------- --------------  -------------- --------------
Net cash provided by (used in) operating activities                          4,048           5,552          (160)

Cash Flow From Investing Activities
   Capital expenditures                                                    (2,152)         (4,071)        (1,777)
   Proceeds from sale of investments                                        10,867           5,913          3,927
   Purchases of investments                                                (7,935)         (9,860)        (2,930)
   Increase in other assets                                                  (300)           (484)          (104)
Net cash provided by (used in) investing activities                            480         (8,502)          (884)

Cash Flow From Financing Activities
   Proceeds from issuance of common stock                                      512             831            175
   Repurchase of common stock                                                                               (181)
   Proceeds from issuance of notes payable                                     829             820            706
   Proceeds from issuance of long-term debt                                                  1,227            959
   Principal payments on notes payable                                       (821)           (495)          (501)
   Principal payments on long-term debt
      and obligations under capital leases                                   (800)           (596)          (403)
   Increase in other liabilities                                                               150
Net cash provided by (used in) financing activities                          (280)           1,937            755

Effect of exchange rate changes on cash                                        254              16           (70)
------------------------------------------------------------------- --------------  -------------- --------------

Net increase (decrease) in cash and cash equivalents                         4,502           (997)          (359)
Cash and cash equivalents at beginning of year                               2,788           3,785          4,144
Cash and cash equivalents at end of year                                  $  7,290        $  2,788       $  3,785
=================================================================== ==============  ============== ==============


     The accompanying notes are an integral part of these consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   DESCRIPTION OF BUSINESS

     Osteotech, Inc. (the "Company"), formed in 1986, provides services and develops and markets products to the orthopaedic, neurological, oral/maxillofacial, dental and general surgery markets in the United States and Europe. The Company's current technology, products and services, and those under development, are focused primarily on the repair and healing of the musculoskeletal system. Osteotech is engaged in: (i) the processing of human bone, ligaments and tendons (collectively, "bone tissue") for transplantation; (ii) providing ceramic (hydroxyapatite) and titanium plasma spray coating services and ceramic based products to the orthopaedic, dental and ear, nose and throat implant markets; and (iii) distributing implant devices and specialized instruments for spinal surgery.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidated Financial Statements
     The consolidated financial statements include the accounts of Osteotech, Inc. and its majority-owned subsidiaries. All intercompany transactions and balances are eliminated in consolidation.

     Revenue Recognition
     Revenue is recognized at the time the Company provides services or ships products to its customers.

     Grant revenues are recognized when earned. Grant revenues are considered to be earned in the period that qualifying research and development expenditures are incurred and reflected in the Consolidated Statements of Operations.

     Cash Equivalents and Short-Term Investments
     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Investments with maturities in excess of three months but less than one year are classified as short-term investments and are stated at cost, net of any unamortized premiums or discounts, which approximates fair value.

     Inventories
     Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method.

     Deferred Processing Costs
     Costs related to bone tissue processing in progress are deferred until processed bone tissue is released from final quality assurance testing.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Equipment and Leasehold Improvements
     Equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful lives of the assets which range from three to ten years. The cost of leasehold improvements is amortized on the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Major renewals and betterments are capitalized. Maintenance and repairs are expensed as incurred. When depreciable assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.

     Excess of Cost Over Net Assets of Business Acquired
     The excess of cost over the net assets of business acquired ("goodwill") is being amortized on a straight-line basis over 15 years. It is the Company's policy to periodically review and evaluate whether there has been a permanent impairment in the value of goodwill. Factors considered in the valuation include current operating results, trends, prospects and anticipated undiscounted future cash flows.

     Translation of Foreign Currency
     Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the year. Revenues and expenses are translated at the weighted average exchange rates during the year. Translation gains and losses are accumulated as a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in other income.

     Net Income (Loss) Per Share
     The computation of net income (loss) per share is based on the weighted average number of common shares and nominal warrants (warrants with an exercise price of $.03) outstanding adjusted to reflect the assumed exercise of outstanding stock options and other warrants using the treasury stock method to the extent these items had a dilutive effect on the computations.

     Income Taxes
     The Company follows Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109") which requires recognition of deferred tax assets and liabilities based on differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, measured using the enacted tax rates in effect for the years in which the differences are expected to be recovered or settled.

     Concentrations of Credit Risk
     The Company provides credit, in the normal course of business, to tissue banks, hospitals and Company agents. The Company maintains an allowance for doubtful accounts and charges actual losses to the allowance when incurred.

     The Company invests the majority of its excess cash in U.S. Government-backed securities and investment grade commercial paper of major U.S. corporations. The Company does not believe it is exposed to any significant credit risk on its cash equivalents and short-term investments.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from such estimates.


3.   RESTRUCTURING OF THE NETHERLANDS OPERATIONS

     In October 1996, the Company announced a plan to restructure its non-allograft operations located in Leiden, The Netherlands. In connection with the restructuring, the Company discontinued its PolyActive(TM) polymer research and development program. As a result of the restructuring, the Company recorded a pre-tax restructuring charge of $1,350,000, consisting primarily of employee termination costs, write-off of equipment, intangible assets, supplies and costs associated with the planned sub-leasing of office space in Leiden on which the Company has a long-term lease.


4.   TERMINATION OF DISTRIBUTION AGREEMENT

     In June 1995, the Company terminated its distribution agreement for trauma implant products with its supplier, aap, GmbH of Berlin, Germany. As a result of this termination, the Company recorded a pre-tax charge to earnings of $980,000 consisting principally of inventory write-offs, employee termination costs and legal fees.


5.   NOTE RECEIVABLE FROM A MAJOR CUSTOMER

      The Company is the exclusive processor of allograft bone tissue procured and distributed by the Musculoskeletal Transplant Foundation ("MTF"). (See
      Note 8 and Note 16.) From MTF's inception in February 1987 through May 1989, the Company supplemented MTF's working capital requirements through a series of cash advances and unpaid processing and service fees. In June 1990, the principal and interest on these advances at December 31, 1989 were converted into two notes which were fully reserved by the Company.

      The first note had an original face value of $7,216,000. During 1995 the Company received $4,147,000 of principal payments on this note reducing the outstanding balance to $0. During 1994 the Company received no principal payments on this note. During 1995 and 1994 the Company also received interest payments from MTF on this note of $330,000 and $285,000, respectively.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.   NOTE RECEIVABLE FROM A MAJOR CUSTOMER (continued)

     The second note, with an original face value of $2,621,000, was non-interest bearing and was subject to cancellation by the Company at the rate of $524,000 per year on the anniversary of the note (June 30th), provided MTF met certain annual requirements as defined in the note. During 1995, the Company canceled $524,000 of the note thereby reducing the remaining amount outstanding to $0. The Company also canceled $524,000 of the note on June 30, 1994. The cancellation of the note had no impact on the Company's results of operations since the note was fully reserved.


6.   INVENTORIES

     Inventories consist of the following at December 31:


       (in thousands)                                  1996                1995
       -----------------------------------   -------------- ---- --------------

       Raw materials                                  $ 379            $    247
       Finished goods                                   350                 834
                                                      $ 729             $ 1,081
       ===================================   ============== ==== ==============


7.   EQUIPMENT AND LEASEHOLD IMPROVEMENTS

  Equipment and leasehold improvements consist of the following at December 31:


      (in thousands)                                     1996             1995
      -------------------------------------------------------------------------


      Production and laboratory equipment              $ 8,273          $ 7,116
      Computer hardware and software                     1,328            1,096
      Office equipment, furniture and fixtures           1,450            1,183
      Vehicles                                              74               32
      Equipment under capital lease                        391              402
      Leasehold improvements                             3,870            3,648
                                                       ----------    ----------
                                                        15,386           13,477
      Less accumulated depreciation
          and amortization                               7,216            4,853
                                                       $ 8,170          $ 8,624
      ========================================= ================ ==============

     Accumulated depreciation and amortization above includes amortization on equipment under capital lease of $152,000 and $56,000 in 1996 and 1995, respectively.


8.   COMMITMENTS AND CONTINGENCIES

     Service Agreements
     Osteotech is the exclusive processor of allograft bone tissue for large national and international not-for-profit organizations. The Company provides these processing services pursuant to long-term service agreements. Customers are charged fees on a per donor basis, or for proprietary

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8.   COMMITMENTS AND CONTINGENCIES (continued)

     products on a per unit basis, for direct and indirect processing and for finishing and packaging each unit of bone tissue produced. Osteotech's agreements with its customers generally provide for the Company to indemnify its customers against liability arising out of defects in allograft bone tissue caused as a result of processing by the Company. In December 1996, the Company entered into a new ten year agreement with one of its major customers, the American Red Cross ("ARC"). The Company is currently in discussions with its other major customer, MTF, to enter into a new long-term agreement to replace the existing agreement which expires on March 31, 1997. There can be no assurance that the Company and MTF will enter into a new agreement or that such agreement will contain terms favorable to the Company. (See Note 16.)

     Customers of the Company's plasma spray coating services generally purchase
     such  services   pursuant  to  purchase  orders  or  non-exclusive   supply
     agreements which are cancelable at any time by either party.

     Litigation
     The Company has been named as a defendant in a number of lawsuits in which patients claim that they have suffered damages from the implantation of allegedly defective spinal fixation devices allegedly distributed by the Company. Management believes that the suits and claims are without merit and intends to defend such actions vigorously. It is the Company's position that either a device distributed by the Company was not implanted in the patient, or that if the allegations in the complaints regarding the use of the device are assumed to be true, the device was used in a manner which was contrary to the use approved by the FDA and the Company's warnings concerning use. Pursuant to its distribution agreement with the Company, the manufacturer of the spinal fixation devices, Heinrich C. Ulrich, KG ("Ulrich") has agreed to indemnify the Company for all costs, and damages incurred by the Company in connection with its distribution of products manufactured by Ulrich, except such costs and damages which are caused by the Company's gross negligence or willful misconduct or unauthorized claim made by the Company in marketing the products. In connection with this indemnification, the Company received $59,000 from Ulrich in 1996 as reimbursement for legal costs incurred by the Company.

     The Company has also been named as a defendant in a lawsuit which alleges that the Company and co-defendant MTF mislabeled and mispackaged processed human bone tissue. Pursuant to a service agreement between MTF and the Company regarding the Company's tissue processing services, the Company has agreed to defend, indemnify and hold harmless MTF with respect to this action. Management believes that this lawsuit is without merit and the case is currently being defended, including the defense of MTF, by the Company's products liability insurance carrier.

     The Company maintains products liability insurance coverage in the amount of $20 million per occurrence and per year in the aggregate, however, there can be no assurance that these claims will be covered by the Company's insurance policy. Management is unable to predict the outcome of the pending suits and claims or whether or not their ultimate disposition will have a material effect upon the consolidated financial position, results of operations and liquidity of the Company.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9. LEASING TRANSACTIONS

     The Company leases office and production facilities and equipment under various capital and operating lease agreements which have non-cancelable terms through May 2008. The leases for office and production facilities include renewal provisions at the Company's option. Additionally, certain of the leases contain purchase options.

     Future minimum lease commitments as of December 31, 1996 are as follows:


                                                  Capital       Operating
        Year                                      Leases           Leases
        ----------------------------------------------------- ----------------

                                                         (in thousands)



        1997                                            $ 108    $    974

        1998                                              108         928
        1999                                               36         879
        2000                                                          861
        2001 and thereafter                                         5,320
        Total minimum lease payments                      252     $ 8,962
                                                                =========

        Less amount representing interest                 32
        ----------------------------------------------------
        Present value of minimum lease payments        $ 220
        ==================================================== ======

     Rental expense was $1,045,000, $956,000 and $653,000 for the years ended December 31, 1996, 1995 and 1994, respectively.


10.   STOCKHOLDERS' EQUITY

     Preferred Stock

     In July 1991, upon completion of the Company's initial public offering, the authorized capital of the Company was amended to reflect 5,675,595 shares of Preferred Stock, the rights and provisions of which will be determined by the Board of Directors at the time any such shares are issued, if at all. No shares of Preferred Stock were issued or outstanding at December 31, 1996 and 1995.

     Stock Options

     The Company has two stock option plans currently in effect under which future grants may be issued: the 1991 Stock Option Plan (the "1991 Plan") and the 1991 Independent Directors Stock Option Plan (the "Directors Plan"). These plans, as amended, provide for the issuance of up to 1,813,765 and 500,000 shares respectively, of the Company's Common Stock.

     The 1991 Plan provides for option grants to officers, employees and consultants designated as either non-qualified or incentive stock options. The Directors Plan provides for option grants to members of the Board of Directors who are not officers or employees of the Company. The Directors Plan is a non-statutory stock option plan covering the issuance of options that will not qualify as incentive stock options. Options generally become exercisable in ratable installments over a four-year period.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.   STOCKHOLDERS' EQUITY (continued)

     Prior to the adoption of the 1991 Plan, the Company issued options to officers, employees and consultants pursuant to written option agreements which were not subject to a formal plan. The option price was periodically set by the Board of Directors based upon an evaluation of the fair market value of the Company's Common Stock. Options issued pursuant to written option agreements generally became exercisable in ratable installments over a four-year period. The Company no longer issues options not covered by a formal plan. At December 31, 1996, the Company reserved an aggregate of 42,391 shares of its Common Stock for issuance upon exercise of options granted pursuant to written option agreements.

     Stock option activity for the years 1996, 1995 and 1994 is as follows:



                                                     1996                          1995                   1994
      -----------------------------------------------------------------------   --------------------------   --------------

                                                                   Weighted                      Weighted
                                                                   Average                       Average
                                                                   Exercise                      Exercise
                                                      Shares        Price           Shares        Price           Shares
      ---------------------------------------------------------- ------------ ---------------- ------------ - --------------

      Outstanding at January 1,                        1,582,162    $ 5.41           1,710,292    $ 6.07           1,831,250
          Granted                                        303,500     7.44              533,177     5.97              550,150
          Exercised                                       85,866     3.71               30,571     3.64              194,975
          Canceled or expired                             47,253     6.33              630,736     7.75              476,133
      Outstanding at December 31,                      1,752,543    $ 5.82           1,582,162    $ 5.41           1,710,292

      Exercisable at December 31,                      1,009,545    $ 5.55             841,318    $ 5.36             738,203
      ---------------------------------------------------------- ------------   -------------- ------------   --------------

      Available for grant at
          December 31,                                   507,745                       514,904                       417,563
      ---------------------------------------------------------- ------------   -------------- ------------   --------------

      Weighted average fair value of
          options granted during the period               $ 3.52                        $ 2.95
      ---------------------------------------------------------- ------------ ---------------- ------------ - --------------


     In April 1995, the Company instituted a stock option exchange program whereby optionees with options having an exercise price of $6.00 or more were offered repriced options on the basis of a 65% exchange ratio. The exercise price of the new options was the then current fair market value of the Common Stock which was $5.25 per share. As a result of the exchange program, options for 327,458 shares were canceled and options for 213,477 shares were issued.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.   STOCKHOLDERS' EQUITY (continued)

     The  following  table  summarizes  the  information   about  stock  options
     outstanding at December 31, 1996:

                                              Options Outstanding                          Options Exercisable
                               -------------------------------------------------    ----------------------------------

                                                       Weighted
                                    Number             Average         Weighted             Number           Weighted
                                Outstanding at        Remaining         Average         Exercisable at        Average
            Range of             December 31,        Contractual       Exercise          December 31,        Exercise
         Exercise Prices             1996            Life (Years)        Price               1996              Price
      --------------------- -- ----------------- -- -------------- --------------- -- ----------------------------------


       $   .56    to    $ 3.94        73,391           3              $ 1.88               55,291           $ 1.33




          4.00    to      6.94     1,322,900           5                5.32              762,502             5.25



          7.00    to     10.00       350,627           6                8.40              186,127             7.74



         12.25   to      17.00         5,625           3               14.91                5,625            14.91
     --------- ---- ------------------------ - ---------------- ------------- -- ----------------- -- -------------


       $   .56   to   $ 17.00      1,752,543           5              $ 5.82            1,009,545           $ 5.55
     ========================================== ============================= ====================== =============

     The Company has adopted the "disclosure only" provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS 123") and, accordingly, no compensation cost has been recognized in the Statements of Operations. Pro forma information regarding net income and net income per share is required by SFAS 123, and has been determined as if the Company accounted for its stock options under the Fair Value Method of that Statement. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for per share information):


                                                       1996              1995
       ---------------------------------------------------------- ------------
       Net income (loss), as reported                     $ (324)      $ 4,582
       Net income (loss), pro forma                         (865)        4,054

       Net income (loss) per share, as reported
              Primary                                    $  (.04)     $    .57
              Assuming full dilution                        (.04)          .55

       Net income (loss) per share, pro forma
              Primary                                    $  (.11)     $    .52
              Assuming full dilution                        (.11)          .50
       ---------------------------------------------------------- ------------

     The pro forma effect on net income for 1995 and 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.   STOCKHOLDERS' EQUITY (continued)

     The fair value for the option  grants  was  estimated  at the date of grant
     using  the   Black-Scholes   option-pricing   model   with  the   following
     weighted-average assumptions:


                                            1996                     1995
       ----------------------------------------------- ------ -----------------
       Expected life (years)                 6                         5
       Risk free interest rate               6.6%                      6.9%
       Volatility factor                    50.0%                     50.0%
       Dividend yield                        0.0%                      0.0%
       ---------------------------------------------- ------ ------------------


     Stock Warrants

     As part of financing and contract arrangements, the Company has, at certain times, issued warrants to purchase the Company's Convertible Preferred Stock and Common Stock. Warrant activity for the years ended December 31, 1994, 1995 and 1996 is summarized as follows:


                                                     Convertible Preferred
                                                         Stock Warrants                       Common
                                                  Series                   Series              Stock
                                                    A                        D                Warrants
--------------------------------------------  -------------- ---- ---  --------------------------------------



Outstanding at December 31, 1993                      96,343                   248,061             620,326

--------------------------------------------  --------------  --- ---- --------------- ---- --------------
Outstanding at December 31, 1994                      96,343                   248,061             620,326

     Exercised                                                                  16,637              52,488

Outstanding at December 31, 1995                      96,343                   231,424             567,838


     Exercised                                        85,190                    15,709             437,474

Outstanding at December 31, 1996                      11,153                   215,715             130,364
--------------------------------------------  -------------- ---- ---  -------------- --- ---------------


Exercise price                                        $ 0.03                  $ 5.58                $ 0.03
Expiration date                                         1997                 1997-2001                2001
--------------------------------------------  -------------- ---- ---  ---------------  --  -------------

     Convertible Preferred Stock warrants are immediately convertible into Common Stock upon exercise on a share for share basis. In January 1994, the Board of Directors approved amending all outstanding warrants to allow for cashless exercise of such warrants. Under the cashless exercise method, the number of shares issued upon exercise of such warrant is determined by calculating the aggregate number of shares represented by the warrants using the closing price of the Company's Common Stock on the exercise date, deducting the aggregate exercise cost and dividing the net remaining amount by the market value per share on the exercise date.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.   STOCKHOLDERS' EQUITY (continued)

     Stock Purchase Plan

     The 1994 Employee Stock Purchase Plan provides for the issuance of up to 250,000 shares of Common Stock. Eligible employees may purchase shares of the Company's Common Stock through payroll deductions of 1% to 7 1/2% of annual compensation. The purchase price for the stock is 85% of the fair market value of the stock on the last day of each calendar quarter. At December 31,1996, 198,438 shares were available for future offerings under this plan.

     Stockholder Rights Agreement

     In January 1996, the Board of Directors of the Company unanimously adopted a stockholder rights agreement (the "Rights Agreement") declaring a dividend of one preferred stock purchase right (the "Right") for each outstanding share of common stock as of February 12, 1996. Each Right entitles the stockholder to purchase from the Company one one-hundredth of a preferred share at a price of $35.00 per share, subject to adjustment. The Rights will not be exercisable or separable from the common shares until ten business days after a person or group acquires or tenders for 20% or more of the Company's outstanding common shares ("triggering event"). The Rights Agreement also provides that, after a triggering event occurs, the Rights convert into a Right to buy common stock and entitle its holder to receive upon exercise that number of common shares having a market value of two times the exercise price of the Right. In the event the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to receive upon exercise of the Right, at the Right's then current exercise price, that number of the acquiring company's common shares having a market value of two times the exercise price of the Right. The Company is entitled to redeem the Rights at a price of $.01 per Right at any time prior to their becoming exercisable, and the Rights expire on February 12, 2006. The Rights Agreement was adopted to maximize the value of all stockholders' ownership interest in the Company by establishing a deterrent to abusive takeover tactics sometimes used in challenges for corporate control.


11. DEBT AND FINANCING ARRANGEMENTS

     The Company has a loan and security agreement with a U.S. bank which provides for borrowing up to $3,000,000 under a revolving line of credit and $4,000,000 under an equipment line of credit. The annual interest rate on revolving loan advances is based upon the bank's prime rate whereas the annual rate of interest on equipment advances is based upon the bank's prime rate plus a margin of .25%. Borrowings under the equipment line of credit are repayable over a 48 month term and are collateralized by equipment purchased with such borrowings. The Company is required under the agreement to maintain certain financial ratios and meet certain net worth and indebtedness tests. An annual commitment fee of .25% is payable on the unused portion of the revolving line of credit. At December 31, 1996 and 1995, $1,377,000 and $2,080,000, respectively, was outstanding under the equipment line of credit and there were no borrowings under the revolving line of credit.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



11. DEBT AND FINANCING ARRANGEMENTS (continued)

     The Company has a line of credit with a Dutch bank which provides for borrowing up to 5,000,000 dfl, or approximately $2,872,000 at the December 31, 1996 exchange rate. Borrowings under this credit line bear interest at the Dutch Central Bank discount rate for promissory notes plus a margin of 2.5%. Under certain circumstances the Company may elect to utilize a rate based on the Amsterdam Interbank Offered Rate (AIBOR) plus a margin of 1%. Analysis of the Company's financial position and anticipated cash flow indicated that it most likely would not be necessary to utilize a significant portion of this line of credit in 1996 and, therefore, the Company agreed with the bank to limit its borrowings in 1996, if any, to be no more than 3,000,000 dfl, or approximately $1,723,000 at the December 31, 1996 exchange rate. Additionally, in connection with the Leiden facility lease, the Company is required to maintain a declining bank guarantee which reduced the current amount available for borrowings to 2,424,000 dfl or approximately $1,392,000 at the December 31, 1996 exchange rate. At December 31, 1996 and 1995, there were no borrowings under this line of credit.

     The weighted average interest rate on short-term notes payable outstanding was 5.87% in 1996 and 5.73% in 1995.




       Long-term debt consists of the following at December 31:
       (in thousands)                                                                                    1996              1995
       ---------------------------------------------------------------------------------------- ------------- --- -------------



        Term loan payable to a bank,  collateralized  by equipment  and repayable in monthly installments of $59,000 plus accrued
            interest at the bank prime rate plus .25% (8.75% at December 31, 1996).                   $ 1,377           $ 2,080
        Term note payable to a bank, collateralized by accounts receivable and equipment of a subsidiary and repayable in quarterly installments
            of $15,000 plus accrued interest at 11%.                                                                         15
                                                                                                        1,377             2,095
        Less current portion                                                                              668               719
                                                                                                     $    709           $ 1,376


       Aggregate long-term debt maturities are $668,000 in 1997, $537,000 in 1998 and $172,000 in 1999.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following at December 31:



      (in thousands)                          1996                  1995
      -------------------------------------------- ---- ----------------



       Trade accounts payable                $ 1,391              $ 1,826

       Accrued compensation                    1,051                  470

       Accrued research and development        1,264                  598
       Other accrued liabilities               2,541                1,184
                                             $ 6,247              $ 4,078
      ============================================== ==== ===============


13. INCOME TAXES

     The income tax provision (benefit) is summarized as follows at December 31:

      (in thousands)                            1996                 1995                 1994
      ---------------------------------------------------- --- ---------------- --- ----------------
      Current:
           Federal                                  $ 1,338                $ 294              $    65
           State                                        470                  152
                                                      1,808                  446                   65
                                               ------------ --- ---------------- --- ----------------
      Deferred:
           Federal                                      508                (124)                (600)
           State                                         28                 (84)
                                                        536                (208)                (600)
                                               ------------ --- ---------------- --- ----------------

      Income tax provision (benefit), net           $ 2,344                $ 238              $ (535)
      ===================================================== === ================ === ================

     The difference between income tax expense (benefit) and the expected tax which would result from the use of the Federal statutory income tax rate is as follows:

       (in thousands)                                     1996                 1995                  1994
       ------------------------------------------------------------ ----- --------------  ----- --------------




        Computed tax at statutory Federal rate             $    687               $ 1,639              $    412
        State income taxes                                      352                   416                   311
        Amortization of excess of cost over
             fair value of assets acquired                       86                    86                    86
        Net operating losses for which no tax
             benefit is currently available                   1,184                   601                   644
        Change in valuation allowance allocated to
             income tax expense                                                   (2,551)               (2,079)
        Alternative minimum tax                                                                              65
        Other                                                    35                   47                     26
        ----------------------------------------------------------- -----  -------------- -----  --------------
        Income tax provision (benefit), net                  $ 2,344              $    238             $   (535)
        =========================================================== =====  ============== =====  ==============

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



13. INCOME TAXES (continued)


     Loss before income taxes from foreign operations was $3,652,000 in 1996, $1,910,000 in 1995 and $1,839,000 in 1994, respectively. The components of the deferred tax assets and deferred tax liabilities are as follows at December 31:


        (in thousands)                                  1996          1995
        ----------------------------------------------------------- -----------



        Deferred Tax Assets:

             Net operating loss carryforwards

                  Federal                                  $    374    $    714
                  Foreign                                     4,016       2,751
                  State                                          57          55
             Tax credits                                         11         654
             Other                                              637         496
                  Total gross deferred tax assets             5,095       4,670
                  Less valuation allowance                    4,530       3,134
        -----------------------------------------------------------  ----------
                  Deferred tax assets                           565       1,536
        -----------------------------------------------------------  ----------


        Deferred Tax Liabilities:

             Other                                              153         320
                  Total gross deferred tax                      153         320
        -----------------------------------------------------------  ----------
                  Net deferred tax asset                    $   412     $ 1,216
        ===========================================================  ==========


     In 1996, the Company increased its valuation allowance as a result of foreign losses for which the realization of future tax benefits is uncertain. In 1995 and 1994 the Company reduced its valuation allowance resulting in the recognition of net deferred tax assets of $2,551,000 and $2,079,000, respectively, resulting from (i) the realization of tax benefits of temporary differences which reversed during each year ($1,335,000 in 1995 and $1,479,000 in 1994); and (ii) the Company's
     assessment that it would generate sufficient future U.S. taxable income to realize a portion of the deferred tax benefits associated with certain
     Federal and state net operating loss carryforwards and tax credits ($1,216,000 in 1995 and $600,000 in 1994).

     At December 31, 1996, the Company had U.S. net operating loss carryforwards which approximate $1,099,000 for Federal income tax purposes and $216,000 for state income tax purposes. The Federal and state net operating loss carryforwards, if unused, expire from 2006 through 2011. The Company also has research and development tax credit carryforwards for Federal income tax purposes of approximately $11,000 which expire 2009. The timing and manner in which the U.S. net operating loss carryforwards and credits are utilized in the future may be limited by Internal Revenue Code Section 382. In addition, certain of the Company's subsidiaries have foreign net operating loss carryforwards aggregating $10,041,000 ($350,000 with no expiration date; $9,691,000 expiring 1999 through 2004).

     Approximately $214,000 of the net operating loss carryforwards were acquired in connection with the acquisition of HC Implants BV in May 1992. Subsequently recognized tax benefits which result from the utilization of these acquired net operating loss carryforwards will be applied to reduce the excess of cost over net assets of business acquired.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


      (in thousands)                                                           1996           1995            1994
      ------------------------------------------------------------------- -------------- --------------  --------------



            Cash paid during the year for interest                               $   188           $ 240          $ 105
            Cash paid during the year for taxes                                    1,120             101             61
            Capital lease obligations entered into during the year                                   309
      ------------------------------------------------------------------- --------------  -------------- --------------


15. SUPPLEMENTARY STATEMENT OF OPERATIONS INFORMATION

     Maintenance and repairs expense for the years ended December 31, 1996, 1995 and 1994 was $981,000, $773,000 and $610,000, respectively. Depreciation and amortization expense related to equipment and leasehold improvements for the years ended December 31, 1996, 1995 and 1994 was $2,020,000, $1,374,000 and $1,119,000, respectively.


16. SEGMENT AND MAJOR CUSTOMER DATA

     The Company operates principally in one business segment - the repair and healing of the musculoskeletal system. Financial information by geographic area is summarized as follows:


       (in thousands)                                           United States              Europe            Consolidated
       ------------------------------------------------- -------------------- ---- --------------  ----- ---------------------



        Revenues
             1996                                                   $ 31,582                 $  3,313                 $ 34,895
             1995                                                     24,293                    3,641                   27,934
             1994                                                     21,938                    2,632                   24,570

        Net income (loss)
             1996                                                  $   2,628                $ (2,952)                $   (324)
             1995                                                      5,904                  (1,322)                    4,582
             1994                                                      2,883                  (1,136)                    1,747

        Identifiable Assets
             1996                                                   $ 26,768                 $  4,715                 $ 31,483
             1995                                                     24,929                    5,241                   30,170
             1994                                                     17,246                    5,348                   22,594
------  --------------------------------------------------  ---------------- ------- ---------------- ------- ----------------

     Customers comprising 10% or greater of the Company's consolidated net revenues are summarized as follows:


Revenues

       (in thousands)                                            1996                   1995                   1994
       ---------------------------------------------------  -------------- ------  -------------- ------- --------------



        MTF                                                        $22,224                $18,009                 $15,529
        ARC                                                          8,735                  5,544                   5,495
                                                                   $30,959                $23,553                 $21,024
        =================================================== ============== ======= ==============  ======  ==============

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



17. RETIREMENT BENEFITS

     The Company has a 401(k) plan which covers substantially all full time U.S. employees. The Company has agreed to contribute an amount equal to 25% of each participant's contribution. A participant's contribution may not exceed 15% of annual compensation, or the maximum allowed by the Internal Revenue Code, if less than 15% of compensation. Provisions of the plan include graduated vesting over five years of service. Total Company contributions for the years ended December 31, 1996, 1995 and 1994 were $133,000, $105,000 and $87,000, respectively.

     Certain of the Company's foreign subsidiaries provide retirement benefits to their employees through the purchase of non-participating annuity contracts. The expenses for these contracts were $31,000, $44,000 and $14,000 for the years ended December 31, 1996, 1995 and 1994.

     The Company does not maintain any other pension or post retirement plans.


18. RECLASSIFICATIONS

     Certain of the 1995 and 1994 amounts have been reclassified for comparative purposes.


19. QUARTERLY FINANCIAL DATA (unaudited)

     The following is a summary of the unaudited quarterly results for the years ended December 31, 1996 and 1995:

                                                                             Quarter Ended

(dollars in thousands except per share data)     March 31             June 30            Sept. 30             Dec. 31
--------------------------------------------  --------------- ---- -------------  ---- -------------  ---- -------------

1996

Net revenues                                          $ 8,409             $ 8,375             $ 9,010             $ 9,101
Cost of services
     and products                                       3,597               3,615               3,849               3,759
Net income (loss)                                         171                 202                 251               (948)
Net income (loss) per share                          $    .02            $    .02            $    .03           $   (.12)
1995

Net revenues                                          $ 6,982             $ 6,626             $ 6,977             $ 7,349
Cost of services
     and products                                       3,083               3,031               3,151               3,294
Net income (loss)                                          36               (745)               4,709                 582
Net income (loss) per share                          $    .01           $   (.10)            $    .58            $    .07
---------------------------------------------- -------------- ----  ------------- ----- ------------- ----- -------------

     The quarter ended December 31, 1996 includes a pre-tax charge of $1,350,000 related to the restructuring of the Company's non-allograft operations in Leiden, The Netherlands (See Note 3). The quarter ended June 30, 1995 includes principal payments on a fully reserved note from a significant customer of $69,000 (See Note 5) and a pre-tax charge to earnings of $980,000 resulting from the termination of a distribution agreement (See
     Note 4). The quarter ended September 30, 1995 includes principal payments on a fully reserved note from a significant customer of $4,078,000 and a tax benefit of $2,232,000 resulting from the recognition of a net deferred tax asset (See Note 5 and Note 13).

                                   SCHEDULE II



                        OSTEOTECH, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)






                                                    Balance At               Additions                             Balance At
                                                                  -------------------------------
                                                     Beginning      Charged To         Charged                           End
                                                     Of Period       Expenses        To Other       Deductions       Of Period
                                                  --------------- --------------- --------------- --------------- ---------------
For the year ended December 31, 1996:
     Allowance for doubtful accounts                    $     179      $    17   $        (10)(a)     $   (23)(b)           $ 163
     Valuation allowance for deferred
           tax asset                                        3,134        1,396(d)                                           4,530

For the year ended December 31, 1995:
     Allowance for doubtful accounts                          158           18               3(a)                             179
     Allowance for loss on notes receivable
          from a significant customer                       4,672                             (1)      (4,671)(c)               0
     Valuation allowance for deferred
           tax asset                                        5,665          604(d)                      (3,135)(e)           3,134

For the year ended December 31, 1994:
     Allowance for doubtful accounts                          139           13                6(a)                            158
     Allowance for loss on notes receivable
          from a significant customer                       5,196                                        (524)(c)           4,672
     Valuation allowance for deferred
           tax asset                                        5,722        2,022(d)                      (2,079)(e)           5,665



           a.  Represents foreign currency translation adjustments.

           b.  Represents the write-off of accounts receivable.

           c. Represents forgiveness of $524,000 in 1995 and 1994 on a non-interest bearing note which was fully reserved and loan principal repayments of $4,147,000 received during 1995, on a note which was fully reserved.

           d.  Represents the tax effect of temporary differences.

           e.  Represents recognition of a deferred tax asset.

                        REPORT OF INDEPENDENT ACCOUNTANTS






     The Board of Directors and
        Stockholders of Osteotech, Inc.:



              Our report on the consolidated financial statements of Osteotech, Inc. and Subsidiaries is included on page F-2 of this 1996 Form 10-K. In connection with our audits of such consolidated financial statements, we have also audited the related financial statement schedule listed in the index on page F-1 of this Form 10-K.

              In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                                        COOPERS & LYBRAND L.L.P.




     Princeton, New Jersey
     February 21, 1997

                                 EXHIBIT INDEX


                                                               Location of
                                                               Exhibit in
                                                               Sequential
Exhibit Number           Description                           Numbering System
--------------------------------------------------------------------------------

10.26               Agreement dated December 20, 1996 between         E-2
                    American Red Cross and the Company(*)

10.27               Lease for the Company's Shrewsbury, New Jersey    E-39
                    processing facility

10.28               Employment Agreement between the Company          E-52
                    and Richard W. Bauer

11.1                Computation of Primary Net Income (Loss)          E-64
                    Per Share

11.2                Computation of Fully Diluted Net Income           E-65
                    Per Share

21.1                Subsidiaries of the Registrant                    E-66

23.1                Consent of Coopers & Lybrand                      E-67



(*) Document for which the Company is representing confidential treatment pursuant to Rule 24b-2.