Form 10-K/A
period 1996-12-31
OSTEOTECH INC
filed 1997-05-06
CIK 874734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------
                                   FORM 10-K/A

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

Dated:  May 5, 1997
                                                              OSTEOTECH, INC.


                                                      By: /s/MICHAEL J. JEFFRIES
                                                             Michael J. Jeffries
                                                                  Executive Vice
                                                                President, Chief
                                                              Operating Officer,
                                                         Chief Financial Officer
                                                            (Principal Financial
                                                           Officer and Principal
                                                            Accounting Officer),
                                                          Secretary and Director