Form 10-Q
period 1997-03-31
OSTEOTECH INC
filed 1997-05-15
CIK 874734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)

[x]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the Period Ended March 31, 1997


                                       or

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

Common Stock, $.01 par value - 7,930,259 shares as of April 30, 1997

PART I.       FINANCIAL INFORMATION
ITEM 1.       Financial Statements


                        OSTEOTECH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (dollars in thousands)

                                                                                               March 31,         December 31,
                                                                                                  1997               1996
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
----------------------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                                                      $ 9,084               $ 7,290
     Short-term investments                                                                             987                 1,987
     Accounts receivable, net                                                                         6,615                 6,280
     Prepaid expenses and other current assets                                                        4,364                 4,374
                                                                                             -------------------------------------
        Total current assets                                                                         21,050                19,931

Equipment and leasehold improvements, net                                                             8,119                 8,170
Excess of cost over net assets of business acquired,
     less accumulated amortization of $1,260 in 1997 and
     $1,197 in 1996                                                                                   2,438                 2,501
Other assets                                                                                            921                   881
==================================================================================================================================
Total assets                                                                                        $32,528               $31,483
==================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable and accrued liabilities                                                       $ 6,365               $ 6,247
     Notes payable                                                                                      489                   655
     Current maturities of long-term debt and
          obligations under capital leases                                                              725                   756
                                                                                             -------------------------------------
        Total current liabilities                                                                     7,579                 7,658

Long-term debt and obligations under capital leases                                                     671                   840
Other liabilities                                                                                       263                   268
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                     8,513                 8,766
----------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 5,676,595 shares
         authorized; no shares issued or outstanding
     Common stock, $.01 par value; 20,000,000 shares
         authorized; issued and outstanding 7,915,815
         shares in 1997 and 7,826,779 shares in 1996                                                     79                    78
     Additional paid-in capital                                                                      30,710                30,288
     Currency translation adjustments                                                                  (70)                 (113)
     Accumulated deficit                                                                            (6,704)               (7,536)
----------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                           24,015                22,717
                                                                                             -------------------------------------
=============================================================================================
Total liabilities and stockholders' equity                                                          $32,528               $31,483
==================================================================================================================================



     See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                  (dollars in thousands, except per share data)


Three Months Ended March 31,                                                                      1997           1996
---------------------------------------------------------------------------------------------------------------------------
Net Revenues:
     Service                                                                                         $9,478         $7,523
     Product                                                                                            606            724
     Grant                                                                                                             162
                                                                                             ------------------------------
                                                                                                     10,084          8,409

Costs and expenses:
     Cost of services                                                                                 3,420          3,064
     Cost of products                                                                                   452            533
     Marketing, general and administrative                                                            3,798          3,156
     Research and development                                                                           936          1,061
                                                                                             ------------------------------
                                                                                                      8,606          7,814


Other income (expense):
     Interest income                                                                                    131            104
     Interest expense                                                                                  (48)            (68)
     Other                                                                                                9             20
                                                                                             ------------------------------
                                                                                                         92             56
                                                                                             ------------------------------

Income before income taxes                                                                            1,570            651

Income tax provision                                                                                    738            480

---------------------------------------------------------------------------------------------------------------------------
Net income                                                                                           $  832         $  171
---------------------------------------------------------------------------------------------------------------------------
Net income per share                                                                                 $  .10         $  .02
---------------------------------------------------------------------------------------------------------------------------

Shares used in computing net income per share                                                     8,554,489      8,396,677
============================================================================================================================



     See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

Three Months Ended March 31,                                                                      1997            1996
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flow From Operating Activities
   Net income                                                                                     $  832          $  171
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                                               587             631
         Deferred income taxes                                                                      (50)             221
         Other items, net                                                                                              5
         Changes in assets and liabilities:
               Accounts receivable                                                                 (362)         (1,104)
               Prepaid expenses and other current assets                                            (56)             359
               Accounts payable and other liabilities                                                361             213
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                          1,312             496

Cash Flow From Investing Activities
   Capital expenditures                                                                            (572)           (349)
   Purchases of investments                                                                        (986)         (1,987)
   Proceeds from sale of investments                                                               1,986           4,919
   Increase in other assets                                                                         (29)            (85)
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                                            399           2,498

Cash Flow From Financing Activities
   Proceeds from issuance of common stock                                                            418             116
   Proceeds from issuance of notes payable                                                            93              94
   Principal payments on notes payable                                                             (259)           (207)
   Principal payments on long-term debt
      and obligations under capital leases                                                         (196)           (196)
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                                   56           (193)

Effect of exchange rate changes on cash                                                               27              48
-------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                          1,794           2,849
Cash and cash equivalents at beginning of period                                                   7,290           2,788
=========================================================================================================================
Cash and cash equivalents at end of period                                                        $9,084          $5,637
=========================================================================================================================


Supplementary cash flow data:
   Cash paid during the period for interest                                                       $   47          $   67
   Cash paid during the period for taxes                                                             231               6


     See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES

              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)


1.       Basis of Presentation
         The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) considered necessary by management to present fairly the Company's consolidated financial position as of March 31, 1997 and December 31, 1996, and the consolidated results of operations and the consolidated cash flows for the three-month periods ended March 31, 1997 and 1996. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996 which were included as part of the Company's Report on Form 10-K.


2.      Earnings Per Share
         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion No. 15, "Earnings Per Share" ("Opinion 15"). SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS which excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. This statement also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all periods presented. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15, with some modifications. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early adoption is not permitted and the statement requires restatement of all prior-period EPS data presented after the effective date.

         The Company will adopt SFAS 128 effective with its financial statements for the year ending December 31, 1997. If SFAS 128 had been adopted at March 31, 1997, there would have been no change in the EPS as reflected in the accompanying financial statements for the periods ended March 31, 1997 and 1996.


3.      Commitments and Contingencies

         Service Agreements

         Effective  April 1,  1997,  the  Company  entered  into a new five year exclusive agreement with one of its major allograft processing customers, the Musculoskeletal Transplant Foundation ("MTF"). During the first three months of 1997 and 1996, MTF accounted for 63% and 65%, respectively, of revenues.

         Litigation

         The Company has been named as a defendant in a number of lawsuits in which patients claim that they have suffered damages from the implantation of allegedly defective spinal fixation devices allegedly distributed by the Company. See Part II, Item 1, "Legal Proceedings". Management believes that the suits and claims are without merit and intends to defend such actions vigorously. Pursuant to its distribution agreement with the Company, the manufacturer of the spinal fixation devices, Heinrich C. Ulrich, KG ("Ulrich") has agreed to indemnify the Company for all costs and damages incurred by the Company in connection with its distribution of products manufactured by Ulrich, except such costs and damages which are caused by the Company's gross negligence or willful misconduct or unauthorized claim made by the Company in marketing the products. Additionally, the Company maintains products liability insurance coverage in the amount of $20 million per occurrence and per year in the aggregate, however, there can be no assurance that these claims will be covered by the Company's insurance policy. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. It is possible that the results of operations or liquidity and capital resources of the Company could be adversely affected by the ultimate outcome of the pending litigation or as a result of the costs of contesting such suits if the ultimate liability materially exceeds the amount that the Company recovers from Ulrich and/or its insurance coverage. The Company is unable to estimate the potential liability, if any, that may result from the pending litigation and, accordingly, no provision for any liability (except for accrued legal costs) has been made in the consolidated financial statements.


     4.   Reclassifications

          Certain of the 1996 amounts have been reclassified for comparative purposes.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1997 AND 1996

Results of Operations

Net Income

Net income in the first quarter of 1997 increased to $832,000 or $.10 per share compared to net income of $171,000 or $.02 per share in the first quarter of 1996.

Following is a discussion of factors which affected results of operations for the three-month periods ended March 31, 1997 and 1996.


Revenues

Revenues in the first quarter of 1997 increased 20% to $10,084,000 from $8,409,000 in the first quarter of 1996. During the first three months of 1997 and 1996, two of the Company's major customers accounted for 63% and 29%, and 65% and 23%, respectively, of revenues.

Domestic revenues increased 26% to $9,404,000 in the first quarter of 1997 from $7,482,000 in the first quarter of 1996. The increase resulted principally from increased demand for the Company's Grafton(R) Demineralized Bone Matrix (DBM) Gel and Grafton DBM Flex and the introduction of Grafton DBM Putty in November 1996.

Foreign revenues declined 27% to $680,000 in the first quarter of 1997 from $927,000 in the first quarter of 1996. Foreign revenues were negatively impacted by a decrease in grant revenues as a result of the discontinuance of the Company's PolyActive(TM) polymer research and development program in the fourth quarter of 1996. Additionally, foreign revenues in the first quarter of 1997 were reduced by approximately 12% as a result of the strength of the US dollar compared to the Dutch Guilder.


Cost of Services

Cost of services as a percentage of service revenues was 36% in the first quarter of 1997 compared to 41% in the first quarter of 1996. The decline in costs as a percentage of revenues results primarily from a shift in revenue mix towards services with higher gross margins.


Marketing, General and Administrative

Marketing, general and administrative expenses increased $642,000 or 20% in the first quarter of 1997 compared to the same period last year. The increase was primarily attributable to expanded marketing activities and increased administrative costs associated with the continued expansion of the business.

Research and Development

Research and development expenses decreased $125,000 or 12% in the first quarter of 1997 compared to the same period in 1996 principally as a result of the discontinuance of the Company's PolyActive polymer research and development program in the fourth quarter of 1996.


Other Income, net

Interest income increased $27,000 in the first quarter of 1997 compared to the same period in the prior year due to a higher level of invested funds and a higher average return on such funds.

Interest expense decreased $20,000 in the first quarter of 1997 compared to the same period in the prior year as a result of lower outstanding debt and obligations under capital leases.


Provision for Income Taxes

The provision for income taxes increased to $738,000 in the first quarter of 1997 compared to $480,000 in the first quarter of 1996 as a result of higher US taxable income. The Company's effective income tax rate declined to 47% in the first quarter of 1997 from 74% in the first quarter of 1996. This decline is due to a significant decrease in foreign losses which are not deductible against US taxable income. The Company has approximately $10.1 million of foreign net operating loss carryforwards (against which there is a full valuation allowance) available to reduce certain future foreign income taxes. Future realization is dependent on generating sufficient foreign taxable income. The provision for income taxes in each period reflects a rate in excess of the Federal statutory income tax rate due to state income taxes and foreign losses for which no current tax benefits were available.


Liquidity and Capital Resources

At March 31, 1997, the Company had cash and short-term investments of $10,071,000 compared to $9,277,000 at December 31, 1996. Working capital increased $1,198,000 from $12,273,000 to $13,471,000 at March 31, 1997.

The Company has a loan and security agreement with a US bank which provides for borrowings of up to $3,000,000 under a revolving line of credit and $4,000,000 under an equipment line of credit. At March 31, 1997, $1,200,000 was outstanding under the equipment line of credit and there were no borrowings outstanding under the revolving line of credit. The Company also has a line of credit with a Dutch bank which provides for borrowings of up to 5,000,000 Dutch Guilders ("dfl"), or approximately $2,653,000 at the March 31, 1997 exchange rate. Analysis of the Company's cash position and anticipated cash flow indicated that it most likely would not be necessary to utilize a significant portion of the line of credit and, therefore, the Company has agreed with the bank to temporarily limit its borrowings, if any, to no more than 3,000,000 dfl, or approximately $1,591,000 at the March 31, 1997 exchange rate. Additionally, in connection with the Leiden facility lease, the Company is required to maintain a declining bank guarantee which reduced the amount available for borrowings to 2,512,000 dfl, or approximately $1,333,000 at the March 31, 1997 exchange rate. There were no borrowings under this credit line as of March 31, 1997.

The Company believes that its cash and short-term investments and available lines of credit, together with anticipated cash flow from operations, will be sufficient to meet its near-term requirements, but may not be adequate to fully develop and commercialize all products currently under development by the Company. From time to time the Company may seek additional funds through equity or debt financing. However, there can be no assurances that such additional funds will be available to the Company, or if available, that such funds will be available on terms favorable to the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.


PART II.         OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

1.      Orthopedic Bone Screw Products Liability Litigation

The Company was originally named in as many as 177 cases but, over time, had been dismissed from 148 of such cases. Subsequent to March 25, 1997, however, the District Court for the Eastern District of Pennsylvania allowed plaintiffs to amend and/or refile their dismissed cases and, as a result, the Company has been renamed in 50 of the cases that had previously been dismissed. Accordingly, as of May 5, 1997, the Company was aware of being named as a defendant in approximately 79 cases. Of these cases, 77 have been consolidated with other similar actions for coordinated proceedings in the Eastern District of Pennsylvania under the caption In re Orthopedic Bone Screw Products Liability Litigation, MDL Dkt. 1014. The two remaining cases are pending in the state courts of Ohio and Pennsylvania.

These actions generally are based in products liability and involve allegations of negligence, conspiracy or other concerted actions, either alone or in combination with other spinal implant manufacturers. As to all of these actions, the Company believes that it has affirmative defenses, including without limitation, defenses based on the learned intermediary defense, the failure of a cause of action to exist where no malfunction of a Company-distributed device occurred, the fact that the product at issue was substantially modified in an unforeseeable manner, the fact that the product distributed by the Company was not the product at issue, the fact that the Company has not engaged in a conspiracy with other manufacturers or distributors and the fact that the claims in all of these actions are without merit. Accordingly, all such cases are being and will continue to be vigorously defended.

All of the actions seek monetary damages of no less than $50,000 per plaintiff. The aggregate monetary damages sought by all of the plaintiffs and the related costs to defend such actions may be substantial. Pursuant to the Company's distribution agreement with Ulrich, KG ("Ulrich"), the manufacturer of the spinal system distributed by the Company, Ulrich has agreed to indemnify the Company for liabilities incurred in connection with the distribution of Ulrich's products. Ulrich's products liability insurance carrier Allianz
Versicherungs-Aktiengesellschaft   ("Allianz")   reviewed  the  possibility  of
extending insurance coverage to the Company with respect to certain of these cases. On May 2, 1997, the Company was notified by Allianz that, although it would not extend insurance coverage directly to the Company, it would continue to provide Ulrich with products liability coverage in furtherance of Ulrich's indemnification obligations to the Company. Additionally, the Company maintains its own products liability insurance coverage from Lexington Insurance Company ("Lexington") and has notified Lexington of these actions. Lexington has denied coverage with respect to certain of these cases. It is possible that the results of operations or liquidity and capital resources of the Company could be adversely affected by the ultimate outcome of the pending litigation or as a result of the costs of contesting such suits if the ultimate liability materially exceeds the amount that the Company recovers from Ulrich and/or its insurance coverage.


Kehr v. Musculoskeletal Transplant Foundation and Osteotech, Inc., Case No. 96-CV-334 (W.D. Mich.)

The plaintiffs in this case have tentatively agreed to dismiss this action with prejudice. The Company expects the agreement will be finalized and filed with the Court for approval on or about May 23, 1997.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)


 Exhibit                                                           Page
 Number            Description                                    Number
 ------            -----------                                    ------

 10.29             Agreement dated April 1, 1997 between
                   Musculoskeletal Transplant Foundation
                   and the Company*                                 E-1

 11.1              Computation of Primary Net Income
                   Per Share                                        E-2

 11.2              Computation of Fully Diluted Net Income
                   Per Share                                        E-3

 27.0              Financial Data Schedule                          E-4


(b)   Reports on Form 8-K

      None

     * Document for which the Company is requesting confidential treatment pursuant to Rule 24b-2.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                                 Osteotech, Inc.
                                                                    (Registrant)



Date:    May 13, 1997               By:              /S/ RICHARD W. BAUER
                                                     --------------------
                                                                Richard W. Bauer
                                                                President, Chief
                                                               Executive Officer



Date:    May 13, 1997               By:              /S/ MICHAEL J. JEFFRIES
                                                     -----------------------
                                                             Michael J. Jeffries
                                                        Executive Vice President
                                                         Chief Operating Officer
                                                         Chief Financial Officer