Form 10-Q
period 1997-06-30
OSTEOTECH INC
filed 1997-08-13
CIK 874734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)

[x]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the Period Ended June 30, 1997


                                       or

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

Common Stock, $.01 par value - 8,162,758 shares as of July 31, 1997

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                        OSTEOTECH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (dollars in thousands)

                                                                                June 30,            December 31,
                                                                                 1997                  1996
----------------------------------------------------------------------------------------------------------------
ASSETS
----------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                                    $ 7,953               $ 7,290
     Short-term investments                                                         3,445                 1,987
     Accounts receivable, net                                                       6,078                 6,280
     Prepaid expenses and other current assets                                      3,997                 4,374
                                                                      ------------------------------------------
        Total current assets                                                       21,473                19,931

Equipment and leasehold improvements, net                                           8,557                 8,170
Excess of cost over net assets of business acquired,
     less accumulated amortization of $1,323 in 1997
     and $1,197 in 1996                                                             2,375                 2,501
Other assets                                                                          922                   881
================================================================================================================
Total assets                                                                      $33,327               $31,483
================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable and accrued liabilities                                     $ 5,977               $ 6,247
     Notes payable                                                                    218                   655
     Current maturities of long-term debt and
          obligations under capital leases                                            679                   756
                                                                      ------------------------------------------
        Total current liabilities                                                   6,874                 7,658

Long-term debt and obligations under capital leases                                   517                   840
Other liabilities                                                                     261                   268
----------------------------------------------------------------------------------------------------------------
Total liabilities                                                                   7,652                 8,766
----------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 5,676,595 shares
         authorized; no shares issued or outstanding
     Common stock, $.01 par value; 20,000,000 shares
         authorized; issued and outstanding 7,970,243
         shares in 1997 and 7,826,779 shares in 1996                                   80                    78
     Additional paid-in capital                                                    30,961                30,288
     Currency translation adjustments                                                (65)                 (113)
     Accumulated deficit                                                          (5,301)               (7,536)
----------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                         25,675                22,717
                                                                      ------------------------------------------
======================================================================
Total liabilities and stockholders' equity                                        $33,327               $31,483
================================================================================================================


     See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                  (dollars in thousands, except per share data)



                                                         Three Months                        Six Months
                                                        Ended June 30,                     Ended June 30,
                                                --------------------------------   --------------------------------
                                                     1997             1996              1997             1996
-------------------------------------------------------------------------------------------------------------------
Net Revenues:
     Service                                           $ 9,887           $7,578           $19,365          $15,101
     Product                                               559              641             1,165            1,365
     License fee                                           257                                257
     Grant                                                                  156                                318
                                                ---------------  ---------------   ---------------  ---------------
                                                       $10,703            8,375            20,787           16,784
Costs and expenses:
     Cost of services                                    3,526            3,063             6,946            6,127
     Cost of products                                      410              552               862            1,085
     Marketing, general and administrative               3,831            2,984             7,629            6,140
     Research and development                              890            1,122             1,826            2,183
                                                ---------------  ---------------   ---------------  ---------------
                                                         8,657            7,721            17,263           15,535


Other income (expense):
     Interest income                                       138              105               269              209
     Interest expense                                     (31)             (61)              (79)            (129)
     Other                                                  35                5                44               25
                                                ---------------  ---------------   ---------------  ---------------
                                                           142               49               234              105
                                                ---------------  ---------------   ---------------  ---------------

Income before income taxes                               2,188              703             3,758            1,354

Income tax provision                                       785              501             1,523              981

===================================================================================================================
Net income                                             $ 1,403           $  202           $ 2,235          $   373
===================================================================================================================
Net income per share:
     Primary                                              $.16             $.02              $.26             $.04
     Assuming full dilution                               $.16             $.02              $.25             $.04
Shares used in computing net income per share:
     Primary                                            8,681,882        8,319,023         8,622,475        8,354,163
     Assuming full dilution                             8,852,476        8,349,699         8,847,644        8,354,163
======================================================================================================================

     See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)



Six Months Ended June 30,                                                           1997              1996
-----------------------------------------------------------------------------------------------------------------
Cash Flow From Operating Activities
   Net income                                                                          $ 2,235           $   373
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                                   1,218             1,168
         Deferred income taxes                                                            (50)               434
         Other items, net                                                                                      6
         Changes in assets and liabilities:
               Accounts receivable                                                         161             (875)
               Prepaid expenses and other current assets                                   272               505
               Accounts payable and other liabilities                                       55               716
-----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                3,891             2,327

Cash Flow From Investing Activities
   Capital expenditures                                                                (1,585)           (1,200)
   Purchases of investments                                                            (4,431)           (2,974)
   Proceeds from sale of investments                                                     2,973             6,907
   Increase in other assets                                                               (50)             (213)
-----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                    (3,093)             2,520

Cash Flow From Financing Activities
   Proceeds from issuance of common stock                                                  670               324
   Proceeds from issuance of notes payable                                                  93                94
   Principal payments on notes payable                                                   (530)             (427)
   Principal payments on long-term debt
     and obligations under capital leases                                                (397)             (393)
-----------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                    (164)             (402)

Effect of exchange rate changes on cash                                                     29                76
-----------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                  663             4,521
Cash and cash equivalents at beginning of period                                         7,290             2,788
=============================================================================--==================================
Cash and cash equivalents at end of period                                              $7,953           $ 7,309
=============================================================================  ==================================

Supplementary cash flow data:
   Cash paid during the period for taxes                                                $1,071           $   519
   Cash paid during the period for interest                                                 87               133



     See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES

              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)


1.       Basis of Presentation
         The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) considered necessary by management to present fairly the Company's consolidated financial position as of June 30, 1997 and December 31, 1996, and the consolidated results of operations for the three-month and six-month periods ended June 30, 1997 and 1996, and the consolidated cash flows for the six-month periods then ended. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996 which were included as part of the Company's Report on Form 10-K.

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

         The Company will adopt SFAS 128 effective with its financial statements for the year ending December 31, 1997. If SFAS 128 had been adopted at June 30, 1997, there would have been no material change in the EPS as reflected in the accompanying financial statements for the periods ended June 30, 1997 and 1996.

3.      Financing Arrangements
         Effective as of May 1997, the Company amended its loan and security agreement with a US bank which provides for borrowings under a revolving line of credit and an equipment line of credit. The amendment extends the term of the agreement through May 1998 and reduces the annual rate of interest on equipment advances from the bank's prime rate plus a margin of .25% to the bank's prime rate.

4.      Commitments and Contingencies

         Service Agreements

         Effective  April 1,  1997,  the  Company  entered  into a new five year exclusive agreement with one of its major allograft processing customers, the Musculoskeletal Transplant Foundation ("MTF"). During the first six months of 1997 and 1996, MTF accounted for 59% and 64%, respectively, of revenues.

         License and Option Agreement

         In June 1997, the Company entered into an exclusive, worldwide license agreement for its proprietary PolyActive(TM) polymer biomaterial technology and patents with Matrix Medical BV, The Netherlands. Terms of the agreement call for the Company to receive an up front license payment of 500,000 Dutch Guilders ("dfl" or approximately $257,000 at the June 30, 1997 exchange rate) and two additional license payments of 250,000 dfl (approximately $125,000 at the June 30, 1997 exchange rate) each on the first and second anniversary of the effective date of the agreement. Additionally, Matrix Medical BV has an option to acquire the technology for 4 million dfl (approximately $2 million at the June 30, 1997 exchange rate) commencing in the third year of the agreement and extending through the sixth year of the agreement.

         Throughout the term of the agreement, which is the longer of ten years from the first commercial sale of product or the life of the patents, Osteotech will receive a royalty of 5% of net sales, declining to 2% of net sales if the option to purchase the technology is exercised. Further the agreement requires Matrix Medical BV to achieve certain milestones during the first three years of the agreement. Failure to do so will result in its loss of exclusive rights to the patents and technology.

         During June 1997 the Company the received the up front license payment which was recognized as license fee revenue.

         Litigation

          The Company has been named as a defendant in a number of lawsuits in which patients claim that they have suffered damages from the implantation of allegedly defective spinal fixation devices allegedly distributed by the Company. See Part II, Item 1, "Legal Proceedings". Management believes that the suits and claims are without merit and intends to defend such actions vigorously. Pursuant to its distribution agreement with the Company, the manufacturer of the spinal fixation devices, Heinrich C. Ulrich, KG ("Ulrich") has agreed to indemnify the Company for all costs and damages incurred by the Company in connection with its distribution of products manufactured by Ulrich, except such costs and damages which are caused by the Company's gross negligence or willful misconduct or unauthorized claims made by the Company in marketing the products. Additionally, the Company maintains products liability insurance coverage in the amount of $20 million per occurrence and per year in the aggregate. The Company's insurance carrier has denied coverage with respect to certain of these cases and there can be no assurance that the remaining claims will be covered by the Company's insurance policy. Litigation is subject to many

4.      Commitments and Contingencies
         uncertainties and management is unable to predict the outcome of the pending suits and claims. It is possible that the results of operations or liquidity and capital resources of the Company could be adversely affected by the ultimate outcome of the pending litigation or as a result of the costs of contesting such lawsuits if the ultimate liability materially exceeds the amount that the Company recovers from Ulrich and/or its insurance coverage. The Company is unable to estimate the potential liability, if any, that may result from the pending litigation and, accordingly, no provision for any liability (except for accrued legal costs) has been made in the consolidated financial statements.

5.      Reclassifications

          Certain of the 1996 amounts have been reclassified for comparative purposes.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS


FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 1997 AND 1996



Results of Operations

Net Income

Net income in the second quarter of 1997 increased to $1,403,000 or $.16 per share compared to net income of $202,000 or $.02 per share in the second quarter of 1996. Net income in the first six months of 1997 was $2,235,000 or $.26 per share ($.25 assuming full dilution) compared to net income of $373,000 or $.04 per share in the first six months of 1996.

Following is a discussion of factors which affected results of operations for the three-month and six-month periods ended June 30, 1997 and 1996.


Revenues

Consolidated revenues in the second quarter of 1997 increased 28% to $10,703,000 from $8,375,000 in the second quarter of 1996. Revenues in the first six months of 1997 increased 24% to $20,787,000 from $16,784,000 in the first six months of 1996. Domestic revenues increased 30% to $9,725,000 in the second quarter of 1997 from $7,506,000 in the second quarter of 1996 and increased 28% to $19,129,000 in the first six months of 1997 from $14,988,000 in the first six months of 1996. Foreign revenues increased 13% in the second quarter of 1997 to $978,000 from $869,000 in the second quarter of 1996 and decreased 8% in the six months ended June 30, 1997 to $1,658,000 from $1,796,000 in the six months ended June 30, 1996.

The increase in domestic revenues resulted principally from increased demand for the Company's proprietary Grafton(R) Demineralized Bone Matrix (DBM) allograft processing services which increased 75% in the second quarter of 1997 and 65% in the first six months of 1997 as compared to the same periods in 1996.

Foreign revenues in the second quarter and first six months of 1997 included $257,000 from licensing the Company's proprietary PolyActive polymer technology. Foreign revenues in 1996 included grant revenues of $156,000 and $318,000 in the second quarter and first six months, respectively, which did not continue in 1997 as a result of the discontinuance of the Company's PolyActive polymer research and development program in the fourth quarter of 1996. Additionally, foreign revenues in the second quarter and first six months of 1997 were reduced by approximately 12% as a result of the strength of the US dollar compared to the Dutch guilder.

During the second quarter and first six months of 1997, two of the Company's major customers accounted for 56% and 33% and 59% and 31%, respectively, of revenues.

Cost of Services and Products

Cost of services as a percentage of service revenues was 36% in the second quarter and first six months of 1997 compared to 40% and 41%, respectively, in the same periods last year. The decline in costs as a percentage of revenues results primarily from (i) a shift in revenue mix toward services with higher gross margins; (ii) operating efficiencies resulting from increased volume; and
(iii) an increase in fees charged to the Company's customers for certain allograft processing services.

Cost of products as a percentage of product revenues was 73% and 74% in the second quarter and first six months of 1997, respectively, compared to 86% and 79% in the same periods last year. The decline in costs as a percentage of revenues results primarily from a shift in product mix toward products with higher gross margins.


Marketing, General and Administrative

Marketing, general and administrative expenses increased $847,000 or 28% in the second quarter and $1,489,000 or 24% in the first six months of 1997, compared to the same periods last year. The increases were primarily attributable to expanded marketing activities associated with the continued expansion of the business and increased administrative costs, principally outside professional services.


Research and Development

Research and development expenses decreased $232,000 and $357,000, or 21% and 16%, in the second quarter and first six months of 1997, respectively, compared to the same periods last year. The decreases result principally from the discontinuance of the Company's PolyActive polymer research and development program in the fourth quarter of 1996.


Other Income, net

Interest income increased $33,000 and $60,000 in the second quarter and first six months of 1997, respectively, compared to the same periods in the prior year due to a higher level of invested funds and a higher average return on such funds.

Interest expense decreased $30,000 and $50,000 in the second quarter and first six months of 1997, respectively, compared to the same period in the prior year as a result of lower outstanding debt and obligations under capital leases.

Provision for Income Taxes

The Company's effective income tax rate declined to 36% and 41% in the second quarter and first six months of 1997, respectively, from 71% and 72% in the same periods last year. The high effective income tax rate in 1996 was principally due to foreign losses for which no current tax benefits were available. The Company's effective income tax rate is expected to remain near the six-month rate of 41% for the remainder of 1997.


Liquidity and Capital Resources

At June 30, 1997, the Company had cash and cash equivalents and short-term investments of $11,398,000 compared to $9,277,000 at December 31, 1996. Working capital increased by $2,326,000 from $12,273,000 at December 31, 1996 to $14,599,000 at June 30, 1997.

Cash flow from operating activities increased to $3,891,000 in the first six months of 1997 from $2,327,000 in the first six months of 1996 principally due to the increase in net income and decreases in prepaid expenses and accounts receivable. Capital expenditures increased to $1,585,000 in the first six months of 1997 from $1,200,000 in the same period in 1996 as the Company continues to invest in facilities and equipment needed for current and future business requirements, principally allograft tissue processing capacity.

The Company has a loan and security agreement with a US bank which provides for borrowings of up to $3,000,000 under a revolving line of credit and $4,000,000 under an equipment line of credit. At June 30, 1997, $1,024,000 was outstanding under the equipment line of credit and there were no borrowings outstanding under the revolving line of credit.

The Company also has a line of credit with a Dutch bank which provides for borrowings of up to 5,000,000 Dutch Guilders ("dfl"), or approximately $2,546,000 at the June 30, 1997 exchange rate. Analysis of the Company's cash position and anticipated cash flow indicated that it most likely would not be necessary to utilize a significant portion of the line of credit and, therefore, the Company has agreed to temporarily limit its borrowings, if any, to no more than 3,000,000 dfl, or approximately $1,527,000 at the June 30, 1997 exchange rate. Additionally, in connection with the Leiden facility lease, the Company is required to maintain a declining bank guarantee which reduced the amount available for borrowings to 2,605,000 dfl, or approximately $1,326,000 at the June 30, 1997 exchange rate. There were no borrowings under this credit line as of June 30, 1997.

The Company believes that its cash, short-term investments and available lines of credit, together with anticipated cash flow from operations, will be sufficient to meet its near-term requirements. From time to time the Company may seek additional funds through equity or debt financing. However, there can be no assurances that such additional funds will be available to the Company, or if available, that such funds will be available on terms favorable to the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Not Applicable



PART II.         OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


1. Orthopaedic Bone Screw Products Liability Litigation

As of August 8, 1997, the Company was aware of being named as a defendant in approximately 34 cases based in products liability in connection with allegedly defective spinal devices as described in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997. This represents a decrease from the 79 cases previously reported in such Quarterly Report. Of these cases, 32 have been consolidated with other similar actions for coordinated proceedings in the Eastern District of Pennsylvania under the caption In re: Orthopedic Bone Screw Products Liability Litigation, MDL Dkt. 1014. The remaining cases are pending in the state courts of Ohio and Pennsylvania.



2. Kehr et al. v. Musculoskeletal Transplant Foundation and Osteotech, Inc.

The plaintiffs in this action agreed to dismiss this action with prejudice. On May 19, 1997, the court approved of and entered a stipulation and order for dismissal.


3. Patent Litigation

The Company has initiated an infringement action against LifeNet, Inc. ("LifeNet") in the District Court of New Jersey alleging that LifeNet has infringed US Patent Nos. 5,333,626 and 5,513,662 owned by the Company. LifeNet has answered and filed a counterclaim that such patents are not infringed and are invalid and unenforceable.

LifeNet Research Foundation, an affiliate of LifeNet, has brought an action against the Company in the District Court of Virginia alleging that such patents are invalid, unenforceable and not infringed. The Company has denied such allegations and is attempting to have the two actions consolidated in New Jersey. LifeNet is attempting to have the two actions consolidated in Virginia.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a)  An annual meeting of stockholders was held on June 5, 1997.

          (b) The directors elected at the annual meeting to serve a term of one year or until the next annual meeting of stockholders were:
               Richard W. Bauer, Kenneth P. Fallon, III, Michael J. Jeffries, Donald D. Johnston, John Phillip Kostuik, M.D., FRCS(C), and Stephen J. Sogin, Ph.D. They constitute the entire board of directors of the Company.

          (c) The matters voted upon at the annual meeting and the results of the voting are set forth below.

               i) With respect to a proposal to ratify amendments to the Company's 1991 Independent Directors' Stock Option Plan, as amended (the "Plan"), effective as of July 1, 1997, to
                      (i) decrease the number of options granted to Independent Directors (as defined in the Plan) upon their initial election to the Board of Directors (the "Board") from 20,000 to 10,000 and upon their re-election to the Board from 10,000 to 7,500, (ii) alter the vesting schedule of options granted under the Plan from 25% per year over a four (4) year period commencing on the first anniversary of the date of grant to 100% vested on the first anniversary of the date of grant, (iii) provide for the options granted under the Plan to be exercisable once vested through the tenth anniversary of the date of grant rather than the current five (5) year exercise period commencing on the respective vesting date for each tranche of shares, (iv) alter the time period when options expire upon an Independent Director's departure from the Board, for any reason except removal for cause, from ninety (90) days to the lesser of five (5) years from the date of such departure or the original term remaining for exercise of such options, (v) provide for the cashless exercise of options through the delivery of stock issuable upon exercise of such options, and (vi) provide for the accelerated vesting of options upon a change of control of the Company, the stockholders voted 5,805,795 shares in favor, 374,131 against and 22,510 abstained. Broker non-votes were 686,662.

                    This proposal received the vote required by Delaware General Corporation Law ("DGCL") and the Company's by-laws for approval (i.e. affirmative vote of a majority of the outstanding shares present at the meeting, by proxy or in person, and entitled to vote at the annual meeting).

               (i) With respect to the election of Directors of the Company, the persons named below received the following number of votes:

                Director                          For              Withheld
 ---------------------------------------    ----------------    ---------------
 Richard W. Bauer                              6,808,295            80,803
 Kenneth P. Fallon, III                        6,808,295            80,803
 Michael J. Jeffries                           6,808,195            80,903
 Donald D. Johnston                            6,808,195            80,903
 John Phillip Kostuik, M.D.                    6,808,195            80,903
 Stephen J. Sogin, Ph.D.                       6,808,195            80,903


               (ii) With respect to a proposal to ratify the selection of Coopers & Lybrand L.L.P. as the Company's independent auditors for the fiscal year ending December 31, 1997; the stockholders voted 6,874,349 shares in favor, 6,723 against and 8,026 abstained. Broker non-votes were not applicable. This proposal received the vote required by DGCL and the Company's by-laws for approval (i.e. affirmative vote of a majority of the outstanding shares present at the meeting, by proxy or in person, and entitled to vote at the annual meeting).


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits (numbered in accordance with Item 601 of
                     Regulation S-K)

Exhibit                                                                Page
Number            Description                                         Number
----------------------------------------------------------------------------

10.30             Fourth Amendment to Loan and Security Agreement
                  between the Company and Summit Bank
                  dated July 28, 1997                                   E-1

10.31             Third Restated Equipment Promissory Note
                  between the Company and Summit Bank
                  dated July 28, 1997                                   E-11

  Exhibit                                                                Page
  Number            Description                                         Number
  ------            -----------                                         ------


  10.32             Second Restated Revolving Loan Promissory
                    Note between the Company and Summit Bank
                    dated July 28, 1997                                   E-16

  10.33             License & Option Agreement between HC Implants
                    BV and Matrix Medical Holding BV
                    dated June 6, 1997                                    E-20

  11.1              Computation of Primary Net Income Per Share           E-41

  11.2              Computation of Fully Diluted Net Income
                     Per Share                                            E-42

  27.0              Financial Data Schedule                               E-43



       (b)    Reports on Form 8-K

              On April 11, 1997, the Company filed with the Commission a Current Report on Form 8-K dated April 1, 1997 (the "Form 8-K"), to announce that it entered into an agreement with Musculoskeletal Transplant Foundation ("MTF") whereby the Company is to serve as the exclusive processor of human bone and related connective tissue for transplantation received from donors and procured by MTF for a five year period, with an option to renew for an additional five year period.

              Additionally, in the same Form 8-K, the Company announced that it had obtained a consent injunction in its suit against Biosystems of New England, Inc. ("Biosystems"). The Company had sued Biosystems, a former sales agent for the Company's Grafton(R) Demineralized Bone Matrix allograft tissue form, for breaching the non-compete and other provisions of the Sales Agency Agreement ("Sales Agreement"). As part of the injunction, Biosystems has agreed to fully comply with the terms and conditions of the non-compete clause of the sales Agreement and the Company has agreed to allow Biosystems to market one form of allograft tissue processed by another tissue bank, in exchange for extending Biosystems' non-compete obligation from July 1997 to December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                 Osteotech, Inc.
                                                                    (Registrant)



Date:    August 8, 1997             By:              /s/ RICHARD W. BAUER
                                                     --------------------
                                                         Richard W. Bauer
                                                         President, Chief
                                                         Executive Officer



Date:    August 8, 1997             By:              /s/ MICHAEL J. JEFFRIES
                                                     -----------------------
                                                      Michael J. Jeffries
                                                      Executive Vice President
                                                      Chief Operating Officer
                                                      Chief Financial Officer