Form 10-Q
period 1997-09-30
OSTEOTECH INC
filed 1997-11-14
CIK 874734

November 13, 1997


Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Gentlemen:

Enclosed please find the electronic submission of Osteotech, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.


                                               Very truly yours,

                                                \s\ Steven T. Sobieski
                                                --------------------------
                                                Steven T. Sobieski
                                                Vice President of Finance
                                                and Treasurer


STS/rtb
Enclosures

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1997

                                       or

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

Common Stock, $.01 par value - 8,430,488 shares as of October 31, 1997

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements


                        OSTEOTECH, INC. and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (dollars in thousands)


                                                                                   September 30,           December 31,
                                                                                       1997                    1996
--------------------------------------------------------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------------------------------------------------------
Current Assets:
         Cash and cash equivalents                                                 $     13,851            $      7,290
         Short-term investments                                                             973                   1,987
         Accounts receivable, net                                                         7,060                   6,280
         Deferred processing costs                                                          908                   1,222
         Prepaid expenses and other current assets                                        2,462                   3,152
                                                                                   ---------------------------------------
            Total current assets                                                         25,254                  19,931

Equipment and leasehold improvements, net                                                 8,983                   8,170
Excess of cost over net assets of business acquired,
         less accumulated amortization of $1,386 in 1997
         and $1,197 in 1996                                                               2,312                   2,501
Other assets                                                                                951                     881
==========================================================================================================================
Total assets                                                                       $     37,500            $     31,483
==========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------
Current liabilities:
         Accounts payable and accrued liabilities                                  $      7,853            $      6,247
         Notes payable                                                                       26                     655
         Current maturities of long-term debt and
              obligations under capital leases                                              643                     756
                                                                                   ---------------------------------------
            Total current liabilities                                                     8,522                   7,658

Long-term debt and obligations under capital leases                                         356                     840
Other liabilities                                                                           262                     268
--------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                         9,140                   8,766
--------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
         Preferred stock, $.01 par value; 5,676,595 shares
             authorized; no shares issued or outstanding
         Common stock, $.01 par value; 20,000,000 shares
             authorized; issued and outstanding 8,324,673
             shares in 1997 and 7,826,779 shares in 1996                                     83                      78
         Additional paid-in capital                                                      32,035                  30,288
         Currency translation adjustments                                                   (65)                   (113)
         Accumulated deficit                                                             (3,693)                 (7,536)
--------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                               28,360                  22,717
==========================================================================================================================
Total liabilities and stockholders' equity                                         $     37,500            $     31,483
==========================================================================================================================

     See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. and SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                  (dollars in thousands, except per share data)


                                                                           Three Months                       Nine Months
                                                                        Ended September 30,               Ended September 30,
                                                                  ------------------------------------------------------------------
                                                                         1997         1996               1997             1996
------------------------------------------------------------------------------------------------------------------------------------
Net Revenues:
         Service                                                    $   11,551     $    8,340       $   30,916       $    23,441
         Product                                                           382            512            1,547             1,877
         License fee                                                                                       257
         Grant                                                                            158                                476
                                                                  ------------------------------  ---------------  ----------------
                                                                        11,933          9,010           32,720            25,794
Costs and expenses:
         Cost of services                                                3,971          3,188           10,917             9,315
         Cost of products                                                  246            661            1,108             1,746
         Marketing, general and administrative                           4,317          3,206           11,946             9,346
         Research and development                                          861          1,099            2,687             3,282
                                                                  ------------------------------  ---------------------------------
                                                                         9,395          8,154           26,658            23,689
Other income (expense):
         Interest income                                                   189            112              458               321
         Interest expense                                                  (30)           (52)            (109)             (181)
         Other                                                              15              9               59                34
                                                                  -----------------------------------------------------------------
                                                                           174             69              408               174
                                                                  -----------------------------------------------------------------

Income before income taxes                                               2,712            925            6,470             2,279

Income tax provision                                                     1,104            674            2,627             1,655

===================================================================================================================================
Net income                                                          $    1,608     $      251       $    3,843       $       624
===================================================================================================================================
Net income per share:
         Primary                                                          $.17            $.03             $.43             $.08
         Assuming full dilution                                           $.17            $.03             $.41             $.08
Shares used in computing net income per share:
         Primary                                                       9,284,981       8,242,823         8,944,590       8,304,495
         Assuming full dilution                                        9,418,506       8,242,823         9,405,209       8,304,495
===================================================================================================================================


     See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. and SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)

Nine Months Ended September 30,                                                                  1997               1996
---------------------------------------------------------------------------------------------------------------------------
Cash Flow From Operating Activities
         Net Income                                                                       $       3,843       $       624
         Adjustments to reconcile net income to net cash
            provided by (used in) operating activities:
                  Depreciation and amortization                                                   1,721             1,942
                  Deferred income taxes                                                             (50)             786
                  Other items, net                                                                                    (11)
                  Changes in assets and liabilities:
                           Accounts receivable                                                     (829)           (1,617)
                           Deferred processing costs                                                314               (12)
                           Prepaid expenses and other current assets                                580               839
                           Accounts payable and other liabilities                                 1,952               817
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                               7,531             3,368

Cash Flow From Investing Activities
         Capital expenditures                                                                    (2,443)           (1,328)
         Purchase of investments                                                                 (4,431)           (5,947)
         Proceeds of sale from investments                                                        5,445             7,894
         Increase in other assets                                                                   (98)             (495)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                              (1,527)             124

Cash Flow From Financing Activities
         Proceeds from issuance of common stock                                                   1,747               421
         Proceeds from issuance of notes payable                                                     93                94
         Principal payments on notes payable                                                       (722)             (649)
         Principal payments on long-term debt
            and obligations under capital leases                                                   (594)             (590)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                                 524              (724)

Effect of exchange rate changes on cash                                                              33                59
----------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                         6,561             2,827
Cash and cash equivalents at beginning of period                                                  7,290             2,788
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                $      13,851       $     5,615
----------------------------------------------------------------------------------------------------------------------------
Supplementary cash flow data:
         Cash paid during the period for taxes                                            $       1,071       $       782
         Cash paid during the period for interest                                                   110               189
============================================================================================================================


     See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES

              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)


1.       Basis of Presentation
         The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) considered necessary by management to present fairly the Company's consolidated financial position as of September 30, 1997 and December 31, 1996, and the consolidated results of operations for the three-month and nine-month periods ended September 30, 1997 and 1996, and the consolidated cash flows for the nine-month periods then ended. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996 which were included as part of the Company's Report on Form 10-K.

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

         The Company will adopt SFAS 128 effective with its financial statements for the year ending December 31, 1997. If SFAS 128 had been adopted at September 30, 1997, there would have been no material change in the EPS as reflected in the accompanying financial statements for the periods ended September 30, 1997 and 1996.

                        OSTEOTECH, INC. AND SUBSIDIARIES

              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)


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

4.       Commitments and Contingencies

         Service Agreements

         Effective  April 1,  1997,  the  Company  entered  into a new five year exclusive agreement with one of its major allograft processing customers, the Musculoskeletal Transplant Foundation ("MTF"). During the nine months ended September 30, 1997 and 1996, MTF accounted for 60% and 65%, respectively, of consolidated revenues.

         License and Option Agreement

         In June 1997, the Company entered into an exclusive, worldwide license agreement for its proprietary PolyActive(TM) polymer biomaterial technology and patents with Matrix Medical BV ("Matrix"), The Netherlands. Pursuant to the terms of the agreement, the Company received an up front license payment of 500,000 Dutch Guilders("dfl" or approximately $257,000) which was recognized as license fee revenue. Matrix is required to make two additional license payments of 250,000 dfl (approximately $126,000 at the September 30, 1997 exchange rate) each on the first and second anniversary of the effective date of the agreement. Additionally, Matrix has an option to acquire the technology for 4 million dfl (approximately $2 million at the September 30, 1997 exchange rate) commencing in the third year of the agreement and extending through the sixth year of the agreement.

         Throughout the term of the agreement, which is the longer of ten years from the first commercial sale of product or the life of the patents, Osteotech will receive a royalty of 5% of net sales, declining to 2% of net sales if the option to purchase the technology is exercised. Further the agreement requires Matrix to achieve certain milestones during the first three years of the agreement. Failure to do so will result in its loss of exclusive rights to the patents and technology.

                        OSTEOTECH, INC. AND SUBSIDIARIES

              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)


4.       Commitments and Contingencies (continued)

         Litigation

         The Company has been named as a defendant in a number of lawsuits in which patients claim that they have suffered damages from the implantation of allegedly defective spinal fixation devices allegedly distributed by the Company. See Part II, Item 1, "Legal Proceedings". Management believes that the suits and claims are without merit and intends to defend such actions vigorously. Pursuant to its distribution agreement with the Company, the manufacturer of the spinal fixation devices, Heinrich C. Ulrich, KG ("Ulrich") has agreed to indemnify the Company for all costs and damages incurred by the Company in connection with its distribution of products manufactured by Ulrich, except such costs and damages which are caused by the Company's gross negligence or willful misconduct or unauthorized claims made by the Company in marketing the products. Additionally, the Company maintains products liability insurance coverage. The Company's insurance carrier has denied coverage with respect to certain of these cases and there can be no assurance that the remaining claims will be covered by the Company's insurance policy. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. It is possible that the results of operations or liquidity and capital resources of the Company could be adversely affected by the ultimate outcome of the pending litigation or as a result of the costs of contesting such lawsuits if the ultimate liability materially exceeds the amount that the Company recovers from Ulrich and/or its insurance coverage. The Company is unable to estimate the potential liability, if any, that may result from the pending litigation and, accordingly, no provision for any liability (except for accrued legal costs) has been made in the consolidated financial statements.

5.       Reclassifications
         Certain of the 1996 amounts have been reclassified for comparative purposes.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Information contained herein contains "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995) which can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or other variations thereon or comparable terminology. Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections herein, including without limitation, statements regarding the Company's liquidity and capital resources and other statements contained herein regarding matters that are not historical facts, are forward-looking statements. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The matters set forth in Exhibit 99.0 to the Company's Form 10-K for the year ended December 31, 1996, constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. The Company expressly disclaims any obligation or understanding to release publicly any updates or revision to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.


FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996

Results of Operations

Net Income

Net income in the third quarter of 1997 increased to $1,608,000 or $.17 per share compared to $251,000 or $.03 per share in the third quarter of 1996. Net income in the nine months of 1997 was $3,843,000 or $.43 per share ($.41 assuming full dilution) compared to $624,000 or $.08 per share in the nine months of 1996.

Following is a discussion of factors which affected results of operations for the three-month and nine-month periods ended September 30, 1997 and 1996.


Revenues

Consolidated revenues in the third quarter of 1997 increased 32% to $11,933,000 from $9,010,000 in the third quarter of 1996 and increased 27% to $32,720,000 in the nine months of 1997 from $25,794,000 in the nine months of 1996.

Domestic revenues increased 35% to $11,274,000 in and increased 30% to $30,403,000 in the nine months of 1997 from $23,318,000 in the nine months of 1996. The increase in domestic revenues resulted principally from increased demand for the Company's proprietary Grafton(R) Demineralized Bone Matrix (DBM) allograft processing services which increased 78% in the third quarter and 70% in the nine months of 1997 as compared to the same periods in 1996.

Foreign revenues decreased 3% in the third quarter of 1997 to $659,000 from $680,000 in the third quarter of 1996 and decreased 6% in the nine months ended September 30, 1997 to $2,317,000 from $2,476,000 in the nine months ended September 30, 1996. Foreign revenues in 1996 included grant revenues of $158,000 and $476,000 in the third quarter and nine months, respectively, which did not continue in 1997 as a result of the discontinuance of the Company's PolyActive polymer research and development program in the fourth quarter of 1996. Additionally, foreign revenues in the third quarter and nine months of 1997 were reduced by approximately 17% and 14%, respectively, as a result of the strength of the US dollar compared to the Dutch guilder. The negative impact of the reduction in grant revenues and the effect of exchange rates were partly reduced in the current nine month period by $257,000 of license fee revenues resulting from the licensing of the Company's proprietary PolyActive polymer technology.

During the third quarter and nine months of 1997, two of the Company's major customers accounted for 60% and 33% and 60% and 32%, respectively, of revenues.

Cost of Services and Products

Cost of services as a percentage of service revenues was 34% and 35% in the third quarter and nine months of 1997, respectively, compared to 38% and 40% in the same periods last year. The decline in costs as a percentage of revenues results primarily from (i) a shift in revenue mix toward services with higher gross margins; (ii) operating efficiencies resulting from increased volume; and
(iii) an increase in fees charged to the Company's customers for certain allograft processing services.

Cost of products as a percentage of product revenues was 64% and 72% in the third quarter and nine months of 1997, respectively, compared to 129% and 93% in the same periods last year. The decline in costs as a percentage of revenues results primarily from a shift in product mix toward products with higher gross margins.

Marketing, General and Administrative

Marketing, general and administrative expenses increased $1,111,000 or 35% in the third quarter and $2,600,000 or 28% in the nine months of 1997, compared to the same periods last year. The increases were primarily attributable to expanded marketing activities associated with the continued expansion of the business, increased agent commissions and increased administrative costs, principally outside professional services.

Research and Development

Research and development expenses decreased $238,000 and $595,000, or 22% and 18%, in the third quarter and nine months of 1997, respectively, compared to the same periods last year. The decreases result principally from the discontinuance of the Company's PolyActive polymer research and development program in the fourth quarter of 1996.

Other Income, net

Interest income increased $77,000 and $137,000 in the third quarter and nine months of 1997, respectively, compared to the same periods in the prior year due to a higher level of invested funds.

Interest expense decreased $22,000 and $72,000 in the third quarter and nine months of 1997, respectively, compared to the same period in the prior year as a result of lower outstanding debt and obligations under capital leases.

Provision for Income Taxes

The Company's effective income tax rate declined to 41% in the third quarter and nine months of 1997, respectively, from 73% in the same periods last year. The high effective income tax rate in 1996 was principally due to foreign losses for which no current tax benefits were available. The Company's effective income tax rate is expected to remain near the nine-month rate of 41% for the remainder of 1997.


Liquidity and Capital Resources

At September 30, 1997, the Company had cash and cash equivalents and short-term investments of $14,824,000 compared to $9,277,000 at December 31, 1996. Working capital increased by $4,459,000 from $12,273,000 at December 31, 1996 to $16,732,000 at September 30, 1997.

Cash flow from operating activities increased to $7,531,000 in the nine months of 1997 from $3,368,000 in the nine months of 1996 principally due to the increase in net income and a decrease in prepaid expenses.

Additionally, the increase in accounts receivable in 1997 was lower than the increase in the same period of 1996. Capital expenditures increased to $2,443,000 in the nine months of 1997 from $1,328,000 in the same period in 1996 as the Company continues to invest in facilities and equipment needed for current and future business requirements, principally allograft tissue processing capacity. Cash flow from investing activities increased principally due to cash proceeds from stock option exercises.

The Company has a loan and security agreement with a US bank which provides for borrowings of up to $3,000,000 under a revolving line of credit and $4,000,000 under an equipment line of credit. At September 30, 1997, $848,000 was outstanding under the equipment line of credit and there were no borrowings outstanding under the revolving line of credit.

The Company also has a line of credit with a Dutch bank which provides for borrowings of up to 5,000,000 Dutch Guilders ("dfl"), or approximately $2,523,000 at the September 30, 1997 exchange rate. Analysis of the Company's cash position and anticipated cash flow indicated that it most likely would not be necessary to utilize a significant portion of the line of credit and, therefore, the Company has agreed to temporarily limit its borrowings, if any, to no more than 3,000,000 dfl, or approximately $1,514,000 at the September 30, 1997 exchange rate. Additionally, in connection with the Leiden facility lease, the Company is required to maintain a declining bank guarantee which reduced the amount available for borrowings to 2,704,000 dfl, or approximately $1,365,000 at the September 30, 1997 exchange rate. There were no borrowings under this credit line as of September 30, 1997.

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

         Not Applicable


PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


1. Orthopaedic Bone Screw Products Liability Litigation

As of November 10, 1997, the Company was aware of being named as a defendant in approximately 34 cases based in products liability in connection with allegedly defective spinal devices as described in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997. This represents a decrease from the 79 cases previously reported in such Quarterly Report. Of the 34 remaining cases, 32 have been consolidated with other similar actions for coordinated proceedings in the Eastern District of Pennsylvania under the caption In re:
Orthopedic Bone Screw Products Liability Litigation, MDL Dkt. 1014 (the "MDL Litigation").
The  two  remaining   cases  are  pending  in  the  state  courts  of  Ohio  and
Pennsylvania.

On October 14, 1997, the Company was served with a motion filed by the plaintiffs requesting an order dismissing the Company as a defendant in 27 of the 32 cases pending in the MDL Litigation, with the Company to bear its own costs. On October 31, 1997, the Company served its response to plaintiffs' motion, wherein the Company agreed to the dismissals but opposed the issue of the Company having to bear its own costs. Additionally, the Company served a cross-motion against the plaintiffs and their attorneys for an order dismissing any and all remaining cases against the Company in the MDL Litigation and for sanctions, including but not limited to the Company's attorneys fees and costs incurred as a result of its involvement as a defendant in the MDL Litigation.


2. Patent Litigation

The Company is involved in an infringement action against LifeNet Research Foundation and LifeNet Transplant Services ("LifeNet") in the Eastern District Court of Virginia alleging that LifeNet has infringed US Patent Nos. 5,333,626 and 5,513,662 owned by the Company. LifeNet alleges that such patents are not infringed and are invalid and unenforceable. The Company has denied such allegations and intends to pursue its claims against LifeNet vigorously.

ITEM 2.  CHANGES IN SECURITIES


(c)       Recent Sales of Unregistered Securities

          During the quarter  ended  September 30, 1997,  165,539  shares of the
          Company's Common Stock were issued in connection with warrant exercises. The aggregate exercise price of $1,006,570 was paid through the delivery of Common Stock with an aggregate fair market value equal to the aggregate exercise price. These transactions were consummated as private sales pursuant to Section 4 (2) of the ...Securities Act of 1933, as amended.



ITEM 5.  OTHER INFORMATION


On November 12, 1997, the Company announced that its European subsidiary, CAM Implants, BV, ("CAM") has signed a long-term agreement to be the exclusive supplier to ConvaTec of CAM's proprietary calcium hydroxylapatite medical grade granules, a key component in ConvaTec's urethral sphincter augmentation device. The agreement provides for CAM to supply granules to meet ConvaTec's worldwide product requirements. ConvaTec is presently conducting clinical trials in Europe and the United States and expects to be marketing their product in 1999 / 2000. ConvaTec estimates the urinary incontinence global market to be approximately $ 5 billion and believes its device to be unique from others available on the market today.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits (numbered in accordance with Item 601 of Regulation S-K)

         Exhibit                                                         Page
         Number    Description                                           Number
         ------    -----------                                           ------
         10.1      Change in Control Agreement by and between
                   Osteotech, Inc. and Richard W. Bauer                   E- 1

         10.2      Change in Control Agreement by and between
                   Osteotech, Inc. and Michael J. Jeffries                E-15

         10.3      Change in Control Agreement by and between
                   Osteotech, Inc. and James L. Russell                   E-29

         10.4      Change in Control Agreement by and between
                   Osteotech, Inc. and Roger Stikeleather                 E-43

         Exhibit                                                         Page
         Number    Description                                           Number
         ------    -----------                                           ------
         11.1      Computation of Primary Net Income Per Share            E-57

         11.2      Computation of Fully Diluted Net Income
                   Per Share                                              E-58

         27.0      Financial Data Schedule                                E-59


(b)    Reports on Form 8-K

       On July 8, 1997, the Company filed with the Commission a Current Report on Form 8-K dated June 30, 1997 (the "Form 8-K"), to announce that it had entered into an exclusive, worldwide licensing and option agreement (the "Agreement") for its proprietary PolyActive(TM) polymer biomaterials technology and patents with Matrix Medical B.V., The Netherlands, a developer of hybrid technology for tissue replacement. Terms of the Agreement call for the Registrant to receive an upfront payment of 500,000 Dutch Guilders ("dfl" or approximately $250,000 at current exchange rates) and two additional payments of 250,000 dfl (approximately $125,000 at current exchange rates) each on the first and second anniversary of the effective date of the Agreement. Pursuant to the Agreement, Matrix Medical was granted an option (the "Option") to acquire the PolyActive technology for 4 million dfl (approximately $2 million at current exchange rates) commencing in the third year of the Agreement and extending through the sixth year of the Agreement.

       Throughout the term of the Agreement, which is the longer of ten years from the first commercial sales of product or the life of the patents, the Registrant will receive a royalty of 5% of net sales, declining to 2% of net sales if the Option is exercised. Further, the Agreement requires Matrix Medical to achieve certain milestones during the first three years of the Agreement. Failure to do so will result in its loss of exclusive rights to the patents and technology.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Osteotech, Inc.
                                            ------------------
                                               (Registrant)



Date:    November 13, 1997           By: /s/ Richard W. Bauer
                                         --------------------
                                         Richard W. Bauer
                                         President, Chief
                                         Executive Officer
                                         (Principal Executive Officer)



Date:    November 13, 1997           By: /s/ Michael J. Jeffries
                                         -----------------------
                                         Michael J. Jeffries
                                         Executive Vice President
                                         Chief Operating Officer
                                         Chief Financial Officer
                                         (Principal Financial
                                         Officer and Principal
                                         Accounting Officer)