Form 10-K
period 1997-12-31
OSTEOTECH INC
filed 1998-03-31
CIK 874734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
================================================================================

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997       Commission File Number 0-19278


                                 OSTEOTECH, INC.
             (Exact name of registrant as specified in its charter)


             Delaware                                   13-3357370
  (State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                   Identification No.)

  51 James Way, Eatontown, New Jersey                      07724
(address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (732) 542-2800

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 Par Value
                                (title of class)

                         Preferred Stock Purchase Rights
                                (title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X   No
                                               ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the Common Stock, par value $.01 per share, held by non-affiliates based upon the reported last sale price of the Common Stock on March 2, 1998 was approximately $212,262,361.

     As of March 2, 1998, there were 8,848,755 shares of Common Stock, par value $.01 per share, outstanding.

     The Index to Exhibits appears on page E-1.

                       Documents Incorporated by Reference

     The registrant's definitive 1998 Proxy Statement which will be filed pursuant to Regulation 14A is incorporated by reference into Part III of this Annual Report on Form 10-K.

                                 OSTEOTECH, INC.

                          1997 Form 10-K Annual Report

                                TABLE OF CONTENTS


Section                                                                     Page
-------                                                                     ----

                                     PART I

Item 1.  Business .........................................................    1
           Company Overview ...............................................    1
           Company Strategy ...............................................    3
           Business Summary ...............................................    4
           Allograft Bone Tissue Processing ...............................    7
           Ceramic and Titanium Plasma Spray Coating Services
             and Products .................................................    8
           Implants and Instruments .......................................    9
           Quality Assurance ..............................................    9
           Clients ........................................................   10
           Education and Marketing ........................................   11
           Government Regulations .........................................   11
           Research and Development .......................................   13
           Competition ....................................................   13
           Environmental Matters ..........................................   19
           Patents and Proprietary Rights .................................   19
           Product Liability and Insurance ................................   19
           Employees ......................................................   20

Item 2.  Properties .......................................................   20

Item 3.  Legal Proceedings ................................................   21

Item 4.  Submissions of Matters to a Vote
         of Security Holders ..............................................   23

                                     PART II

Item 5.  Market for the Registrant's Common Equity
         and Related Stockholder Matters ..................................   24

Item 6.  Selected Financial Data ..........................................   24

Item 7.  Management's Discussion And Analysis Of Financial
         Condition And Results Of Operations ..............................   26
           Results of Operations ..........................................   26
           Liquidity and Capital Resources ................................   29
           Year 2000 ......................................................   31

Item 7A. Quantitative and Qualitative Disclosures About
         Market Risk ......................................................   31

Item 8.  Financial Statements and Supplementary Data ......................   31

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure ..............................   31

                                    PART III

Item 10. Directors and Executive Officers of the Registrant ...............   31

Item 11. Executive Compensation ...........................................   31

Item 12. Security Ownership of Certain Beneficial
         Owners and Management ............................................   32

Item 13. Certain Relationships and Related Transactions ...................   32

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules
         and Reports on Form 8-K ..........................................   32

---------------

     The following trademarks and service marks appear in this Annual Report:
PolyActive(TM) and OsteoActive Bone Substitute(TM) are trademarks and Osteotech(R), Alloprep System(R), Allograft Tissue Reconstitution Solution(R), Grafton(R) Demineralized Bone Matrix and Allogard(R) Packaging are registered trademarks of Osteotech, Inc.; D-Min(R) Aseptic Tissue Demineralization is a registered service mark of Osteotech, Inc.; and USIS(R) is a registered trademark of Heinrich C. Ulrich, KG.

                                     PART I

ITEM 1.  BUSINESS

COMPANY OVERVIEW

     Osteotech, Inc. ("Osteotech" or the "Company") is the world's largest processor of human bone and bone connective tissue ("allograft bone tissue") which is procured by independent tissue banks primarily through the donation of tissue from deceased human donors and used for transplantation. Since commencing its processing operations in 1987, the Company has leveraged its expertise in musculoskeletal tissue technology to develop innovative processes and proprietary products that are widely used by orthopaedic, spinal, neurological and oral/maxillofacial surgeons for spinal fusion procedures, to repair and replace bone loss caused by trauma or certain disease states, to augment prosthetic implant procedures and to replace damaged ligaments and tendons. The Company is also a leader in biomaterials, providing ceramic and titanium plasma spray coating services to orthopaedic and dental implant manufacturers through operations based in Leiden, The Netherlands, and is the exclusive U.S. distributor of spinal implant products developed and manufactured by Heinrich C. Ulrich, K.G., ("Ulrich"), a medical devices company based in Germany.

     The total bone graft market in the U.S. was estimated by the Company at $459 million for 1997 and includes allograft bone tissue procedures, synthetic graft substitutes and autograft bone tissue procedures (transplant tissue harvested from the patient). The Company estimates that the allograft bone tissue portion of the total bone graft market in the U.S. grew 19% in 1997, to approximately $145 million. The allograft bone tissue market is growing at a substantially faster rate than the general bone grafting market, as allograft bone tissue is increasingly becoming an accepted surgical alternative to autograft procedures. Autograft bone tissue often requires a second surgical procedure to harvest bone from the patient's own body and, therefore, exposes the patient to increased risk associated with blood loss, infection and chronic pain. Increased use of allograft bone tissue is expected to continue as physicians become increasingly educated about the benefits of allograft bone tissue and concerns over disease transmission are diminished. Moreover, allograft bone tissue is increasingly preferred in elderly patients, who often lack sufficient harvestable bone.

     Based upon management's knowledge of the allograft bone tissue industry, management believes that Osteotech processes more allograft bone tissue than any other processor in the world and estimates that it represents an approximately 40% share of the domestic allograft bone tissue market. The Company believes that its strong market position is attributable to its proprietary product line, its large national sales and marketing organization and the substantial investment it has made in processing technology to ensure stringent standards and high quality control which combined with extensive donor screening and testing performed by its clients, has virtually eliminated the risk of transmission of infectious agents.

     Osteotech processes allograft bone tissue for its clients which pay the Company fees for processing, finishing and packaging their base allograft (non-proprietary forms of tissue, including Grafton(R) Demineralized Bone Matrix ("Grafton(R) DBM")) bone tissue, on a per donor basis, or for proprietary products, on a per unit basis. Osteotech processes allograft bone tissue pursuant to long term contracts with large not-for-profit organizations which are responsible for donor procurement and distribution of processed bone tissue. The renewals in December 1996 and April 1997 of the Company's longstanding relationships with its clients, American Red Cross Tissue Services ("ARC") and the Musculoskeletal Transplant Foundation ("MTF"), respectively, through new long term, exclusive contracts, has solidified key donor availability for Osteotech processed allograft bone tissue. The Company's clients also include Bioimplant Services in The Netherlands, which distributes tissue in several European markets.

     In addition to its leadership position in traditional allograft bone tissue processing, Osteotech has leveraged its expertise in musculoskeletal science and allograft bone tissue processing to develop proprietary forms of allograft bone tissue products which have a broader range of applications in musculoskeletal surgery and increase the potential tissue yield from a single donor. Grafton(R) DBM was developed utilizing an advanced proprietary demineralization process which, when applied to cortical bone, results in allograft bone tissue having osteoinductive (the process by which bone is induced to grow) and osteoconductive (the matrix provided by allograft bone tissue into which the host bone can grow) capabilities greater than other currently available forms of mineralized allograft bone tissue. The Company markets its proprietary bone graft materials through independent agents and direct field sales personnel. Due to their flexibility, unique handling characteristics and ability to enhance bone growth, these products are gaining wide acceptance among surgeons in a broad spectrum of orthopaedic procedures.

     With the introduction of two new forms of Grafton(R) DBM during the first and fourth quarters of 1996, respectively, and a significant expansion of the Company's independent agent network to 57 agencies with over 220 sales representatives as of December 31, 1997, sales of Grafton(R) DBM have been growing rapidly, increasing by 74% during 1997. During 1997, sales of Grafton(R) DBM to end users (hospitals and professionals) were approximately $34.9 million. Grafton(R) DBM is expected to continue to drive Company revenue growth and, due to its margins, which are generally greater than those for the Company's other products and services, increase Company profitability, as these products continue to gain increased acceptance, particularly by surgeons who utilize the product in spinal fusion procedures.

     In 1996, Osteotech restructured its non-allograft bone tissue operations located in Leiden, The Netherlands in order to allow greater management focus on the revenue and profit generating activities of providing ceramic and titanium plasma spray coating services and ceramic products to the orthopaedic and dental markets. In connection with the restructuring, the Company discontinued its PolyActive(TM) polymer research and development program. Prior to the restructuring, the Company's non-allograft bone tissue European operations had experienced significant operating losses (approximately $1.3 million and $1.6 million in 1995 and 1996, respectively, excluding a one-time restructuring charge of $1.35 million in 1996) which were non-deductible for tax purposes due to the cumulative loss position of the non-allograft bone tissue European operations. In June 1997, the Company entered into a license agreement for its PolyActive(TM) polymer technology with IsoTis BV (formerly known as Matrix Medical BV). As a result of the elimination of significant research and development costs and increased management focus on the remaining business, the non-allograft bone tissue European operations reported operating profits of $330,000 in 1997. The Company expects the restructuring of its non-allograft bone tissue European operations to contribute to continued increased operating profits as well as an improved overall tax rate.

COMPANY STRATEGY

     The Company's strategy is to use its position as the leader in allograft bone tissue processing to continue to educate the medical community and the general public as to the benefits of allograft bone tissue and to use its strong research and development capabilities and expertise in musculoskeletal science to enhance the performance of its existing allograft bone tissues, expand the safety claims of such tissues using proprietary processes and continue to introduce new tissue forms with enhanced performance profiles.

     In the near term, the Company will continue to focus on marketing Grafton(R) DBM through its expanded national agent network and medical education programs and to support these programs through prospective clinical and outcome studies to further validate the performance, utility and safety of Osteotech processed tissue.

     Specifically, the achievement of the Company's business objectives and financial goals will be built on the following corporate strategies:

     o continued expansion of sales of Grafton(R) DBM through (i) surgeon identified new procedures, (ii) surgeon oriented medical education programs, (iii) in-depth sales agent training programs, (iv) published clinical support, (v) product line extensions, (vi) global expansion with a European focus and (vii) the pursuit of opportunities created by the expected high growth in spinal, trauma and total joint revisions;

     o acceleration of growth in base allograft bone tissue (non-Grafton(R) DBM tissue) processing through introduction of new packaging and a new validated viral inactivation claim;

     o global expansion of allograft bone tissue grafts and tissue processing business in selected countries in Europe (primarily), South America, and Asia;

     o development of proprietary tissue processing technology through internal research to yield new allograft bone tissue products with enhanced performance profiles;

     o refocusing of non-allograft bone tissue European operations to capture available opportunities for ceramic coating services and powder manufacture;

     o capitalize on high-growth opportunities in the U.S. spinal products market with innovative products developed and supplied by Ulrich;

     o enter into agreements with other health care products companies to utilize the Company's technology and expertise in allograft bone tissue and ceramics for the development and manufacture of proprietary product components;

     o    implement the Company's spinal product strategy.

     The Company's spinal product strategy consists of three primary components. The Company is developing and intends to introduce by the end of 1998 an allograft-based threaded cortical bone dowel and instrumentation as an alternative to metal threaded fusion cages and pedicle screw fixation for certain spinal procedures. The Company intends to begin to roll out the Segmented Spinal Correction System ("SSCS"), a load sharing, low profile posterior lumbar and thoracic rod and hinged screw system, in the U.S. in the second half of 1998. Osteotech believes that these new spinal lines are synergistic with its Grafton(R) DBM and intends to aggressively market them in combination with Grafton(R) DBM through its extensive sales agency network.

     Information contained throughout this Annual Report contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Some of the matters set forth in this Annual Report and in Exhibit
99.1 to this Annual Report constitute cautionary statements identifying factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

BUSINESS SUMMARY

     Bone and related tissue transplants are often necessary to correct deformities and repair and reconstruct defects caused by congenital malformations, trauma, infections, cancer and other disease conditions. For certain procedures, autograft bone can be acquired from another part of the patient's skeleton by an additional operative procedure. For a large number of procedures for which autograft is not feasible or desirable, allograft bone tissue previously obtained from cadavers or surgical patient donors can be utilized. Allograft bone tissue is procured primarily from cadavers by a network of organ procurement organizations ("OPO") and/or directly by tissue banks.

     Osteotech processes allograft bone tissue for its clients which pay the Company fees for processing, finishing and packaging their base allograft (non-proprietary forms of tissue, including Grafton(R) DBM) bone tissue, on a per donor basis, or for proprietary products, on a per unit basis. Once processed, the allograft bone tissue is returned to these clients for distribution to surgeons and medical institutions. The surgeons and medical institutions pay the fees charged by the Company's clients which are established by such clients. The surgeons and medical institutions in turn charge their patients for the various aspects of transplant surgery performed by them, including standard charges established by the surgeon or institution for each unit of processed allograft bone tissue used. The cost to the patient for the processed allograft bone tissue is generally reimbursable by medical insurance carriers as part of the overall cost of the procedure.

     Processing by the Company yields a wide array of freeze-dried, frozen and demineralized allograft bone tissue that is used by orthopaedic, neurological, plastic, dental, periodontal and oral/maxillofacial surgeons for spinal fusion procedures, to repair and replace bone loss caused by trauma or certain disease states, to augment prosthetic implant procedures and to replace damaged ligaments and tendons. Osteotech believes its processing methods, its clients' tissue recovery techniques and the multiple screening and testing procedures employed, virtually eliminate the risk of transmission of infectious agents. The Company has a validated viral inactivation process for its demineralized bone tissue (consisting of all forms of demineralized tissue processed by the Company, including Grafton(R) DBM), which accounted for 58% of all of the allograft bone tissue units processed by the Company in 1997. Studies completed by an independent testing laboratory specializing in viral inactivation studies demonstrated that this proprietary demineralization process of the Company can virtually inactivate and eliminate the HIV virus (the process reduces the probability of transmission of the HIV virus to one in 2.8 billion), as well as the hepatitis B, hepatitis C, cytomeglia and polio viruses. In addition to its proprietary demineralization process, Osteotech expects to begin to implement additional processing technologies in 1998 that, once fully implemented, will enable the Company to expand its viral inactivation claims to include virtually all of the allograft bone tissue it processes.

     The Company believes that allograft bone tissue transplantation is one of the fastest growing areas of transplant medicine. The Company estimates that in 1997 there were approximately 466,000 grafting procedures in the U.S. for which allograft bone tissue could be utilized, representing an estimated available allograft bone tissue market of approximately $459 million. The Company estimates that the allograft bone tissue portion of the total bone graft market in the U.S. increased 19% in 1997 to $145 million. Industry data indicates that the musculoskeletal surgical market is growing, expanding the potential market for allograft bone tissue, due to a number of factors, including:

     o increasing frequency of surgical procedures that incorporate bone grafting techniques;

     o the desire by surgeons to avoid the additional procedure needed to acquire autograft bone tissue, which often increases operating time and operative risks such as excessive blood loss, infection and chronic pain;

     o a reduction in the possibility of transmission of infectious agents and toxicity because of improved allograft bone tissue processing techniques and donor screening;

     o increased awareness by, and training of, the medical community with respect to the use of allograft bone tissue;

     o an increasing number of musculoskeletal procedures which require more bone tissue than can be obtained through autograft procedures;

     o an increase in the number of patients who do not possess the quality of bone tissue required for autograft procedures as a result of the general aging of the population;

     o an increase in the availability of allograft bone tissue due to improved recovery and processing techniques and an increase in bone tissue donations.

     Allograft bone tissue is employed in surgical procedures because of its biologic and biomechanical properties. Bone from various locations in the body can be processed to yield either dense cortical bone, porous cancellous bone or units comprised of both cortical and cancellous bone. Cortical bone, the thick outer portion of bone, provides biomechanical strength which allows the bone to be weight-bearing, and therefore is commonly used in surgery in the spine and to the extremities and in other procedures requiring strong transplant material. Cancellous bone, the spongy portion of bone tissue, is preferable for surgical procedures, or aspects thereof, in which rapid penetration of new bone into the pores of the transplant (a process known as osteoconduction) is desirable but where weight-bearing strength is not paramount. Therefore, cancellous bone is often used to fill smaller areas of bone loss and to augment more extensive reconstructive procedures including knee and hip replacements. Most procedures using allograft bone tissue, however, employ a combination of cortical and cancellous bone in a variety of forms, shapes and sizes.

ALLOGRAFT BONE TISSUE PROCESSING

     Unlike organs which require transplantation within hours of recovery, allograft bone tissue generally goes through a processing phase in which it is cleaned, cut into different sizes and forms for specific surgical procedures, preserved, packaged and labeled. Osteotech processes its clients' tissue utilizing technology it has developed which yields a wide array of freeze-dried, frozen, demineralized bone and connective tissue products. Frozen tissues include whole bones and major sections thereof, bone segments, tendons and ligaments. Freeze-dried bone tissues include various wedges, strips, struts, dowels, cancellous cortical chips, blocks, strips and ribs. Demineralized bone tissue includes cortical powders, segments and struts.

     The suitability of an allograft bone tissue is partly dependent on the methods and conditions used in the processing of the tissue. Processing includes the removal of certain portions of the allograft bone tissue in a manner which enables the tissue to maintain as much of the native biological characteristics relating to the use of such tissue in bone grafting procedures as possible. To provide suitable allografts, techniques have been developed by the Company that minimize the use of chemicals and procedures that might render the allograft bone tissue less suitable for use as a graft. The Company processes allograft bone tissue in a microbially-controlled environment, substantially cleaner than that of a typical hospital operating room, created through the use of advanced air filtration, water distillation and mineral control systems and other "clean room" techniques. The Company believes that its use of such clean room techniques, a controlled environment, in-line disinfection and other technologies preserves the properties of the tissues that make them suitable as grafts and address the medical community's and the general public's perceptions and concerns regarding the possible transmission of infectious disease and toxicity. Once processed using Osteotech's current methods, freeze-dried bone tissues may be stored for up to three years and frozen bone tissues may be stored for up to five years before they must be used or discarded.

     The Company has developed an advanced proprietary demineralization process for cortical bone which yields a form of allograft bone tissue which can be used to aid in the formation of new bone through the processes of osteoconduction and osteoinduction. Osteoconduction is the process of providing the matrix into which bone will grow and osteoinduction is the process by which bone is induced to grow. Cortical bone is the principal reservoir for various factors which are instrumental in osteoinduction. These biological properties of cortical bone, however, are inhibited by the bone's structure and various minerals, lipids and other substances comprising the bone. The Company's process removes these inhibiting factors.

     Grafton(R) DBM Gel, the Company's first Grafton(R) DBM form, was introduced in 1991. Grafton(R) DBM Gel utilizes the Company's proprietary demineralization process and offers surgeons unique handling characteristics when performing bone graft procedures as part of spinal fusions, joint replacements and repairs of osseous defects.

     In January 1996, Osteotech introduced Grafton(R) DBM Flex. Grafton(R) DBM Flex is a flexible "pressed fiber" form of demineralized bone which for the first time gives surgeons a pliable form of bone graft. Grafton(R) DBM Flex is available in square or strip forms and conforms to the body's natural anatomy and can be easily cut for precise adaptation to host bone.

     Additionally, in November 1996, Osteotech introduced Grafton(R) DBM Putty, a moldable, putty--like graft of entangled fibers of demineralized bone, which is easily mixed with marrow and other grafts. Grafton(R) DBM Putty minimizes migration and can be molded and retains its shape even in larger defects. Grafton(R) DBM Putty has received quick acceptance in the marketplace and represented 37% of the Company's Grafton(R) DBM revenue in 1997.

     With the introductions of the two new innovative forms of Grafton(R) DBM in 1996, Grafton(R) DBM Flex and Grafton(R) DBM Putty, plus wider distribution and deeper market penetration utilizing the national network of independent agents in combination with the Company's direct marketing force, the Company anticipates further growth in the use of Grafton(R) DBM processed allograft bone tissue. Through December 31, 1997, the Company's Grafton(R) DBM forms have been utilized in over 150,000 procedures. The Grafton(R) DBM line of products produced revenues at the end user level of approximately $34.9 million in 1997.

CERAMIC AND TITANIUM PLASMA SPRAY COATING SERVICES AND PRODUCTS

     The Company is providing ceramic hydroxyapatite ("HA") plasma spray coating services to orthopaedic and dental implant companies in Europe. The primary advantage of coating orthopaedic and dental prosthetic devices with HA is that it enables bone to grow onto the implanted device, thus enhancing the stability of the device, and therefore, lowering the amount of bone loss and reducing pain caused by micro motion. The Company manufactures the HA powder which it uses in its plasma spray coating operations from raw materials which are readily available from several sources. The Company also supplies HA powder to various companies for use in their in-house plasma spray coating operations. Additionally, the Company produces HA products which are used to replace middle ear bones and for the repair of bone defects in dental applications.

     In September 1993, the Company entered into a joint venture agreement with APS Materials, Inc. ("APS"), a U.S. based supplier of titanium and HA plasma spray coating services, pursuant to which the Company began offering titanium plasma spray coating and combination titanium-HA plasma spray coating services in

Europe. Titanium, like HA coating, is applied to prosthetic devices to facilitate attachment of bone to the prosthesis. Under the agreement, the Company makes all decisions regarding the joint venture business and manages its daily operations, and the Company's personnel perform the spray coating services. The parties share equally in the joint venture's income and losses. The joint venture absorbs certain of the Company's facility and personnel costs because it utilizes the Company's facility and personnel in The Netherlands.

     In November 1997, the Company signed a long-term agreement to be the exclusive supplier to ConvaTec, a Bristol Meyers Squibb division, of calcium hydroxyapatite medical grade granules utilizing the Company's patented technology. The granules are to be a key component in ConvaTec's urethral sphincter augmentation device which is currently in clinical trials in Europe and the United States. ConvaTec has stated that it intends to begin marketing its product by the year 2000.

IMPLANTS AND INSTRUMENTS

     In the U.S., Osteotech markets implants and instrumentation for spinal surgery through an exclusive distribution agreement with Ulrich. Osteotech markets Ulrich's VDS Zielke System, an implant system used by orthopaedic, spinal and neurological surgeons worldwide - often in combination with banked bone grafts - for the anterior correction of spinal deformities caused by disease, trauma and degeneration. The Company also markets an extensive line of more than 250 high quality, specialty surgical instruments manufactured by Ulrich. Osteotech plans to continue expanding its line of spinal implant devices and instrumentation through its relationship with Ulrich. One of Ulrich's spinal fixation systems, the SSCS, features a proprietary hinged screw design that allows for load sharing and provides improved results in spinal fusion procedures. Currently, the product is being sold in Germany, the U.K., and South Africa. The SSCS system received 510(k) clearance in the U.S. in June 1997. Osteotech plans to first introduce the SSCS system to U.S. preceptors (a limited number of well-respected spinal surgeons) for clinical evaluation during the first half of 1998 and anticipates initiating full-scale product rollout in the U.S. in the second half of 1998.

QUALITY ASSURANCE

     The Company has a stringent quality assurance program in place covering all lines of business, including allograft bone tissue, HA-titanium plasma spray coating services, and implants and instruments. In Europe, the Company's facility in Leiden, The Netherlands has received International Standardization Organization ("ISO") certification for its quality systems used in the development and manufacture of ceramic products and ceramic and titanium spray coatings.

     The Company's allograft bone tissue quality assurance program commences with the recovery of allograft bone tissue which is procured under strict aseptic conditions. The tissue is primarily recovered in hospitals and, to a lesser extent, coroners' facilities which have been prepared for recovery. Recovered allograft bone tissue is also required to be sterilely wrapped and shipped in special containers. Upon receipt of this tissue, a quarantine period is imposed to permit serologic and microbiologic testing prior to release of allograft bone tissue for processing. Upon satisfactory completion of all testing, the allograft bone tissue is processed in a microbially-controlled environment. Under constant monitoring, the allograft bone tissue is cleaned, soaked in antibiotics and then cut and shaped in accordance with client specifications. Before being released to clients, all processed allograft bone tissue is inspected and again tested for microbiological contaminants by the Company's quality assurance team.

     The Company believes that the serologic screening of donors, the extensive screening of donor profiles and medical histories performed by its clients and its processing technologies virtually eliminate the likelihood of the presence of infectious agents, including the HIV and hepatitis viruses, in processed allograft bone tissue. Studies completed by an independent testing laboratory specializing in viral inactivation studies demonstrated that the Company's proprietary demineralization process can virtually inactivate and eliminate the HIV virus (the process reduces the probability of transmission of the HIV virus to one in 2.8 billion) as well as the hepatitis B, hepatitis C, cytomeglia and polio viruses. To the Company's knowledge, none of the approximately 1.5 million transplanted grafts it has processed since it commenced processing allograft bone tissue in 1987 have resulted in a confirmed transmission of infectious diseases. This record is due to the rigorous donor screening and tissue recovery techniques used by the Company's clients, extensive donor testing, as well as Osteotech's demanding quality assurance and processing protocols. In addition to its proprietary demineralization process, Osteotech expects to begin to implement additional processing technologies in 1998 that once fully implemented will enable the Company to expand its viral inactivation claims to include virtually all of the allograft bone tissue it processes. These proprietary, tissue-specific technologies are expected to further enhance graft safety while maintaining the tissue's biologic and physical properties. The Company believes that its processing procedures and quality control measures complied with the interim rule for banked human tissue instituted by the FDA on December 14, 1993 and effective until January 26, 1998, and comply with the final rule, Human Tissue Intended for Transplantation, issued by the FDA on July 29, 1997, and effective on January 26, 1998.

CLIENTS

     Osteotech is the exclusive processor of allograft bone tissue for large national and international clients which pay the Company fees for processing, finishing and packaging their base allograft (non-propriertary forms of tissue, including Grafton(R) DBM) bone tissue, on a per donor basis, or for proprietary products, on a per unit basis. During 1997, MTF and ARC accounted for approximately 57% and 34%, respectively, of the Company's revenues. The Company has entered into new processing agreements with MTF and ARC which run through March 31, 2002 and December 31, 2006, respectively.

     Osteotech does not engage in donor procurement or tissue distribution and, therefore, relies on its clients to obtain donor allograft bone tissue for processing by the Company, and to distribute the processed allograft bone tissue to hospitals and physicians for transplantation. However, the Company performs marketing services which generate demand for its products. See "Education and Marketing."

     Customers of the Company's plasma spray coating services generally purchase such services pursuant to purchase orders or non-exclusive supply agreements which are cancelable at any time by either party.

EDUCATION AND MARKETING

     Osteotech believes the markets for processed allograft bone tissue will continue to be orthopaedic, neurological, plastic and oral/maxillofacial surgical specialties. The Company's future growth in these areas will depend upon a wider acceptance by these specialties of the use of allograft bone tissue as an alternative to autograft bone tissue and other available materials and treatments. As of December 31, 1997, there were 21 persons directly employed by the Company to engage in efforts to educate surgeons as to the benefits and applications of processed allograft bone tissue. To complement the Company's direct sales organization, the Company commenced in mid-1995 to develop a national network of independent sales agents who assist in the Company's marketing of Grafton(R) DBM and further educate the medical community about processed allograft bone tissue. At December 31, 1997, the Company had appointed 57 agencies with over 220 sales representatives.

     A small in-house marketing staff located at the Company's Leiden facility markets the plasma spray coating services of the Company and the Company's joint venture with APS. These marketing activities consist primarily of attendance at trade shows, placement of advertisements in trade journals and direct mailings to orthopaedic and dental implant companies. The Company markets its HA powders and ceramic products directly and through independent contract representatives in Europe.

GOVERNMENT REGULATIONS

     The procurement and transplantation of allograft bone tissue is subject to federal law pursuant to the National Organ Transplant Act ("NOTA"), a criminal statute which prohibits the purchase and sale of human organs, including bone and related tissue, for "valuable consideration." NOTA permits the payment of reasonable expenses associated with the removal, transportation, processing, preservation, quality control, implantation and storage of human bone tissue. The Company provides services in all of these areas, with the exception of removal and implantation. Osteotech and other allograft bone tissue processors are engaged in ongoing efforts aimed at educating the medical community as to the benefits of processed allograft bone tissue.

     On July 29, 1997, the FDA issued a final rule, Human Tissue Intended for Transplantation (21 CFR ss. 1270), codifying the regulatory requirements that it had previously established in the interim rule issued on December 14, 1993. This final rule became effective on January 26, 1998. Though a number of the definitions and specific provisions in the interim rule were modified in the final rule, the scope and requirements of the final rule are not substantially different from those originally contained in the interim rule. Products regulated under these requirements are not regulated as drugs, devices or standard biologics, but are regulated as "human tissue for transplantation." These products do not require a premarket clearance as do many other medical products, but are subject to testing, screening, processing and other controls designated as "Good Tissue Practices." These latter regulations are, in the main, analogous to Good Manufacturing Practices applicable to medical products. Tissue-based and cellular products that are not classified as human tissue intended for transplantation will be regulated under different authorities as either drugs, devices or biologics.

     In August 1995, the FDA designated Grafton(R) DBM as within the scope of the definition of banked human tissue under the interim rule on human tissue intended for transplantation. Banked human tissue such as demineralized bone matrix has been considered, and still is considered, exempt from FDA premarketing clearance requirements imposed upon medical products such as drugs, devices and biologics. Grafton(R) DBM is a demineralized bone matrix that is mixed with glycerol, a basically inactive substance, to provide desirable physical handling characteristics to the demineralized bone matrix.

     The Company maintains a master file for its HA plasma spray coating processes with the FDA. The Company's customers are required to obtain FDA clearance for the marketing in the United States of their implants which are coated by the Company. These customers refer to the Company's master file in their application for clearance by the FDA of their implants as medical devices. The Company's European HA plasma spray coating services meet existing regulatory requirements in the specific countries where they are marketed. The Company's facility in Leiden, The Netherlands has received ISO 9001 certification for its quality systems used in the development and manufacture of ceramic products and ceramic and titanium spray coatings. ISO certification for production facilities will be mandatory in 1998 for companies that market or distribute products within the European Union. The certification was awarded by Tuv Product Service, GmbH of Munich Germany, a leading Notified Body in medical devices, following a series of audits. Notified Bodies are independent organizations authorized by the European Union member countries to administer the ISO certification process.

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

RESEARCH AND DEVELOPMENT

     During 1997, 1996 and 1995, the Company spent approximately $3.7 million, $4.4 million and $3.7 million, respectively, on research and development activities. The Company is engaged in continuing research and development efforts in the allograft bone tissue processing field which include the Company's continuing efforts to improve upon and maintain the safety and performance of the processed allograft bone tissue, increase the amount of transplantable allograft bone tissue derived from each donor, reduce processing costs through efficiency advances and develop new forms of allograft bone tissue. The Company's research and development expenditures in 1997 decreased from those in 1996 due to the termination of the Company's PolyActiveTM polymer research and development program in the fourth quarter of 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION

Market Overview

     The bone grafting market is an extension of the general orthopaedic surgery market, as bone grafts are used adjunctively in a broad range of reconstructive orthopaedic surgical procedures such as the repair of fractures and skeletal defects, spinal and joint arthrodeses, and revision arthroplasties. These procedures are performed by virtually all orthopaedic subspecialties and by neurosurgeons, some plastic surgeons and certain other surgical specialties. Dental and other oral maxillofacial procedures are not considered to be segments of the primary bone graft market, but are instead considered to constitute a secondary market. Three basic categories of products or alternatives currently compete in the bone graft market -autograft bone tissue, allograft bone tissue and synthetic bone void fillers. A potential fourth product category, growth factor products, is still investigational.

     The Company estimates that total domestic allograft bone tissue sales increased 19% in 1997 to $145 million, comprising approximately 32% of the U.S. bone graft market.

                             U.S. Bone Graft Market
                                      1997

Specialty                    Graft Procedures(1)        Allograft Market Size(2)
---------                    -------------------        ------------------------

Spinal Fusions                     224,800
General Orthopaedics               162,400
Craniomaxillofacial                 78,900
                                  --------
      Total                        466,100
Average Selling Price(2)              985
Market Size (000)                 $459,109                  $145,000 (32%)

1. Source: Company estimates based on Orthopaedic News Network, Medical Data International and MarketLine Data
2.   Source: Company estimate

     The number of bone graft procedures is forecasted to increase during the next five years due to an expected increase in the number of reconstructive orthopaedic surgical procedures utilizing bone grafts, particularly in spinal procedures using pedical screw implants and spinal cages recently approved by the FDA.

     Factors producing the continued growth in the number of reconstructive orthopaedic surgical procedures that incorporate a bone graft include the following:

     o    the aging of the U.S. population;

     o improving success rates for surgical procedures that involve a bone graft procedure;

     o development of less invasive reconstructive orthopaedic surgical procedures that will be used in a wider patient population; and

     o the increasing number of revision, spinal fusion and joint arthroplasty procedures.

     While the general bone graft market has experienced low-single-digit growth in recent years, the Company estimates that allograft bone tissue sales have increased at an average annual rate of approximately 16% since 1994 (19% in 1997). This displacement trend is expected to continue as physicians gain confidence in, and experience with, allograft bone tissue. Some of the factors contributing to the increased use of allograft bone tissue include:

     o the desire by surgeons to avoid the additional procedure needed to acquire autograft bone tissue, which often increases (i) costs due to additional operating time, medical supplies and extended hospital stay and (ii) patient risks due to excessive blood loss, infection, chronic pain and morbidity;

     o increased awareness by, and training of, the medical community with respect to the use and safety of processed allograft bone tissue;

     o an increase in the number of patients who do not possess the quality of bone tissue required for autograft procedures as a result of the general aging of the population; and

     o an increase in the availability of allograft bone tissue due to improved recovery and processing techniques and an increase in bone tissue donations.

Competitive Overview

     Allograft bone tissue processed by Osteotech competes in the bone graft market with autograft bone tissue, synthetic bone void fillers and allograft bone tissue processed by others, primarily, bone tissue banks. Autograft bone tissue has traditionally been the primary choice for surgeons and the Company believes it still maintains an approximate 63% share of the U.S. bone graft market. Due to factors including the increased cost and potential complications associated with an additional procedure needed to acquire autograft bone tissue, more surgeons are beginning to choose allograft bone tissue over autograft bone tissue for their bone grafting needs.

     Osteotech has been successful in persuading surgeons to switch to Osteotech processed allograft bone tissue through the introduction of its proprietary tissue processing technology. The Company has expanded the applications of allograft bone tissue through Grafton(R) DBM, a proprietary form of allograft bone tissue. The demineralization process used in Grafton(R) DBM removes most of the minerals, thus exposing the proteins that promote bone growth (osteoinduction) and creating a lattice work for new bone (osteoconduction). Grafton(R) DBM has a validated viral inactivation process for HIV, hepatitis B and C, cytomeglia and polio. Grafton(R) DBM is produced in three forms - gel, flex and putty - and packaged in sterile, single-patient delivery systems. With the varying textural and handling characteristics of its three forms, Grafton(R) DBM can be used in virtually all non-weight-bearing bone graft procedures and has been used in over 150,000 procedures through December 31, 1997. Given its osteoinductive and osteoconductive properties, Grafton(R) DBM has a distinct advantage over synthetic bone void fillers, all of which are exclusively osteoconductive.

                          Grafton(R) DBM vs. Synthetics

                 Mechanism(s) of                        Published     Available
                 Bone Healing        Applications       Safety Data   Forms
                 ------------        ------------       -----------   -----

Grafton(R) DBM   Osteoinduction &    All non-weight-        Yes       Gel
                 Osteoconduction     bearing bone                     Flex
                                     graft procedures                 Putty

ProOsteon        Osteoconduction     Acute metaphyseal      Yes       Blocks
(Interpore)                          fracture defects                 Granules
                                     less than or equal
                                     to 30 cc with
                                     internal fixation

Collagraft       Osteoconduction     Long bone defects      Yes       Paste
(Zimmer)                             & fractures less than            Strips
                                     or equal to 30ml
                                     with fixation

Osteo Set        Osteoconduction     Non weight-            Yes       Pellets
(Wright                              bearing defects
Medical)                             in long bones and
                                     spine

     Grafton(R) DBM's advantages over other competitors in the market for non-weight-bearing grafting materials include (i) superior handling and performance qualities, (ii) the support of the Company's national network of 57 independent sales agencies with over 220 representatives as well as the Company's direct 21 person field marketing organization and (iii) the suitability of Grafton(R) DBM for all non-weight-bearing bone graft procedures vs. the limited applications of other competitors. Grafton(R) DBM when compared to competitive synthetic products, accounts for over 56% of the U.S. Market for non-weight-bearing grafting materials.

                      Non-Weight-Bearing Grafting Materials

                                 1996(1)                   1997(2)
                          -----------------         -----------------
                          Sales       Share         Sales       Share
Product/Company           ($000)        %           ($000)        %
------------------        ------      -----         ------      -----

Grafton(R)
DBM/Osteotech             21,900(3)    53.2          30,000(3)   56.6

Pro Osteon/Interpore      21,500       30.3          15,000      28.3

Collagraft/Zimmer          6,500       15.8           5,000       9.4

Osteo Set/Wright             300         .7           3,000       5.7
                         -------      -----         -------     -----
                         $41,200      100.0%        $53,000     100.0%

--------------

1.   Source: Medical Data International
2.   Source: Corbin & Company, orthopaedic Network News
3.   Actual Grafton(R)DBM End-User Sales: 1996 $22,500,000; 1997 $34,900,000

     Although it already occupies a dominant position in the U.S. market for non-weight-bearing grafting materials, Grafton(R) DBM has significant opportunities for growth. Currently, Grafton(R) DBM sales are almost exclusively domestic. The Company estimates the potential non-domestic bone graft market to be at least as large as that of the U.S. market. The European market, in particular, provides Osteotech with an opportunity in an area where it already has a sales presence with its profitable coatings and ceramics business. In addition, the Company estimates that Grafton(R) DBM was used in only 11% of the total bone graft procedures performed in the U.S. during 1997.

                      Grafton(R) DBM Procedure Penetration

                                                       1997
                               ------------------------------------------------
                                       Grafton
                               ------------------------
                               Potential(1)   Actual(2)     Percent Penetration
                               ------------   ---------     -------------------
Specialty
   Spinal Fusions                224,800       31,408             14.0%
   General Orthopaedics          162,400       16,347             10.1%
   Craniomaxillofacial            78,900        3,329              4.2%
                                 -------       ------             ----
                Total            466,100       51,084             11.0%

1. Source: Company Estimates Based on Orthopaedic News Network, Medical Data International and MarketLine Data
2.   Source: Company Estimate

     Allograft bone tissue is still the only alternative to autograft bone tissue for bone grafting procedures which require weight-bearing tissue. The Company plans to continue to differentiate its base allograft bone tissue processing business from other allograft bone tissue processors by expanding the Company's viral inactivation claim to include Osteotech's non-demineralized weight-bearing tissue beginning in the fourth quarter of 1998. The Company will also introduce in 1998 its Allogard(R) package plastic tray packaging for most of its non-Grafton(R) DBM processed allograft bone tissue which will be easier for operating room nurses to work with. In addition, this will allow the Company to differentiate its "Osteotech processed bone" from most competitive allograft processed bone that is usually packaged in glass bottles.

     In order to maintain its leading position in the allograft bone tissue processing market and to encourage more surgeons to switch from autograft bone tissue to Osteotech processed allograft bone tissue, the Company plans to (i) leverage its knowledge of bone tissue processing to expand Osteotech's proprietary tissue safety claims, (ii) expand Osteotech's external scientific presence to proactively support current and new product entries and (iii) expand Osteotech's market differentiation through tissue performance improvements including line extensions of existing Grafton(R) DBM and base allograft bone tissue products and new product introductions such as new allograft bone tissue forms, osteoinductive weight-bearing allografts, enhanced performance of demineralized bone and use as a growth factor carrier.

Ceramic and Titanium Plasma Spray Coating Services and Products

     The Company's ceramic and titanium plasma spray coating and HA product operations face competition in Europe from divisions and subsidiaries of several large corporations engaged in providing such services and products to others and from several smaller independent companies. In addition, the Company also faces competition from medical implant companies which have in-house plasma spray coating operations. The Company competes primarily on the quality of its coatings and price. Osteotech believes that the spraying technology it uses, which is computer controlled and utilizes robotics, enables it to provide high quality coatings at competitive prices. It should be noted, however, that the ceramic and titanium coating industry is highly competitive, certain of the Company's competitors have greater resources than the Company and there can be no assurance the Company will be able to compete successfully.

ENVIRONMENTAL MATTERS

     The Company's allograft bone tissue processing generates waste which is classified as medical hazardous waste by the United States Environmental Protection Agency and the New Jersey Department of Environmental Protection. Such waste is segregated by the Company and disposed of through a licensed hazardous waste transporter in compliance with applicable regulations. The production of HA powder at the Company's facility in The Netherlands generates small amounts of hazardous waste, which is segregated by the Company and disposed of through a licensed hazardous waste transporter. Although the Company believes it is in compliance with applicable environmental regulations, the failure by the Company to fully comply with any such regulations could result in the imposition of penalties, fines and/or sanctions which could have a material adverse effect on the Company's business.

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

     At February 28, 1998, the Company held (i) twenty-nine patents in the United States and foreign countries relating to its aseptic processing technology and its transplant support products, including eight Grafton(R) DBM patents, (ii) four United States and three foreign patents relating to its biomaterial technology, (iii) five United States and three foreign patent applications relating to aspects of its processing technology and its osteogenic and other products under development and (iv) four United States patent applications relating to its biomaterial technology. The Company believes that its Grafton(R) DBM patents are significant in maintaining the Company's competitive position. These patents expire on various dates ranging from 2009 to 2015. The Company's other patents expire at various dates ranging from 2007 to 2016. There can be no assurance that any pending patent applications will result in issued patents or that any currently issued patents, or patents which may be issued, will provide Osteotech with sufficient protection in the case of an infringement of its technology or that others will not independently develop technology comparable or superior to the Company's. See "Legal Proceedings."

PRODUCT LIABILITY AND INSURANCE

     The testing and use of allograft bone tissue and the implantation of medical devices coated with the Company's HA powder, medical devices developed with the Company's biomaterial technology and medical devices manufactured by others and distributed by the Company entail inherent risks of medical complications for patients and therefore, may result in product liability claims against the Company. Further, Osteotech's agreements with its bone tissue processing clients provide for indemnification by the Company for liabilities arising out of defects in allograft bone tissue caused as a result of processing by the Company.

     As a distributor of implants and instruments for spinal surgery, including bone screws, manufactured by Ulrich, the Company has been named as a defendant in a number of lawsuits in which plaintiffs claim that they have suffered damages from the implantation of allegedly defective spinal fixation devices. See "Legal Proceedings."

     Pursuant to its distribution agreement with the Company, Ulrich has agreed to indemnify the Company for all costs, and damages incurred by the Company in connection with its distribution of products manufactured by Ulrich, except such costs and damages which are caused by the Company's gross negligence or willful misconduct or unauthorized claims made by the Company in marketing the products. Ulrich maintains its own product liability insurance coverage. To date, Ulrich has made indemnity payments to the Company for a portion of the costs incurred by the Company in defending the lawsuits involving the Ulrich products distributed by the Company. There can be no assurance that the Company will in fact be indemnified by Ulrich for all such costs. See Note 9 of "Notes to Consolidated Financial Statements."

     The Company presently maintains product liability insurance in the amount of $37 million per occurrence and per year in the aggregate. There can be no assurance that the Company will be able to maintain such insurance in the future or that such insurance will be sufficient to cover all liabilities.

EMPLOYEES

     At December 31, 1997, Osteotech had 231 employees, of whom 137 were engaged in allograft bone tissue processing, ceramic plasma spray coating and the manufacture of products; 25 in research and development; 35 in education and marketing and 34 in regulatory, finance and administration. The Company's employees are not covered by any collective bargaining agreement. The Company considers relations with its employees to be good.

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

     The Company's European subsidiaries occupy a 21,000 square foot facility in Leiden, The Netherlands. The lease for this facility expires in May 2008 and the annual rent is dfl 626,000 (approximately $309,000 at the December 31, 1997 exchange rate).

     In 1997, the Company purchased approximately 13 acres of land surrounding its Eatontown, New Jersey facility. The Company plans to utilize this land for the future expansion of facilities to meet the Company's anticipated facilities requirements. In connection with the first stage of this expansion, the Company currently intends to sell a portion of this land to a developer who will build a 50,000 square foot processing facility to the Company's specifications. The Company expects to occupy this facility pursuant to a lease by the end of 1999.

ITEM 3. LEGAL PROCEEDINGS

Orthopaedic Bone Screw Products Liability Litigation

     As of February 13, 1998, the Company had been dismissed from all previously reported bone screw products liability cases, with the exception of two state court cases, Abercrombie v. Acromed, Case No. CV-28393 (Cuyahoga County Ct. of Common Pleas, Ohio), and Ponder v. Synthes, Case No. 2729 (Court of Common Pleas, Philadelphia County, Pa.), both of which have been stayed with respect to the Company. The Company believes that the claims made in these actions are without merit and, accordingly, both such cases are and will continue to be vigorously defended.

     Both of the actions seek monetary damages of no less than $50,000 per plaintiff. The aggregate monetary damages eventually sought by all of the plaintiffs and the related costs to defend such action may be substantial. Pursuant to the Company's distribution agreement with Ulrich, the manufacturer of the spinal system distributed by the Company, Ulrich has agreed to indemnify the Company for liabilities incurred in connection with the distribution of Ulrich's products. However, there can be no assurance that Ulrich will have the financial resources necessary to comply with its indemnification obligations to the Company.

     Additionally, the Company maintains its own products liability insurance coverage from Lexington Insurance Company ("Lexington"). However, Lexington has denied coverage with respect to both of these cases.

Personal Injury Litigation

     On July 11, 1994, a former employee of the Company and his spouse commenced a personal injury action under the caption Fey v. Int'l Sheet Metal & Plate Mfg., Case No. L-3837-94 (Superior Ct., Monmouth County, N.J.) for injuries plaintiff Gerald Fey allegedly suffered during the course of his employment with the Company. As a result of the New Jersey Workers' Compensation Act, the plaintiffs are barred from asserting any actions resulting from the alleged workplace injuries. The Company, therefore, was named a defendant for discovery purposes only.

     Plaintiffs, on or about June 24, 1997, however, moved the Court for an order granting them leave to amend their complaint in this action to assert against the Company a claim for spoliation of evidence. On July 15, 1997, the Company filed its opposition to the motion. The motion has not yet been decided.

Patent Litigation

     On January 16, 1998, the Company filed suit in the United States District Court for the District of New Jersey for patent infringement against GenSci Regeneration Sciences, Inc. and GenSci Laboratories, Inc. (collectively "GenSci"). In the lawsuit, Osteotech accuses GenSci of violating claims of at least one patent issued to Osteotech involving the Company's Grafton(R) DBM process, by making, using, and/or selling the invention claimed in the patent without permission or license from Osteotech. The Company's patent, U.S. Patent No. 5,290,558 is directed to flowable demineralized bone powder composition and its use in bone repair. The GenSci products which are the subject of this lawsuit are marketed under the names DynaGraft Gel and DynaGraft Putty.

     On January 28, 1998, GenSci Regeneration Laboratories, Inc. filed suit in the United States District Court for the Central District of California against Osteotech accusing Osteotech of violating certain claims of two patents held by GenSci by the processing of Grafton(R) DBM Flex. Osteotech's Grafton(R) DBM Gel and Grafton(R) DBM Putty products which represent more than 90% of the Company's Grafton(R) DBM revenues are not involved in the lawsuit. This suit also contains claims against Osteotech for tortious interference with a business expectancy, negligent interference with prospective economic advantage, inducing breach of contract and a declaratory judgment of the invalidity of the Company's U.S. Patent Nos. 5,284,655 and 5,290,558. An amended complaint was filed by GenSci Regeneration Laboratories, Inc. on February 18, 1998 alleging essentially the same causes of action but adding a third GenSci patent to the allegation of patent infringement.

     The Company is moving to dismiss, transfer or stay the California action while going forward with the first-filed suit in the United States District Court for the District of New Jersey. GenSci has filed a similar motion with respect to the New Jersey action. The Company intends to vigorously pursue its claims against GenSci and believes GenSci's subsequently filed claims are without merit.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Company's Common Stock has been traded on the Nasdaq Stock MarketSM under the trading symbol "OSTE" since the Company's initial public offering in July 1991.

     The following table sets forth the high and low sale prices for the Common Stock for each of the fiscal quarters during the years ended December 31, 1997 and 1996 based on transaction data as reported by the Nasdaq Stock MarketSM .

Year Ended December 31, 1997     High             Low
----------------------------     ----             ---

First Quarter                     8 - 5/16        6 - 7/8
Second Quarter                   10 - 3/4         7 - 1/8
Third Quarter                    22 - 3/8         9 - 1/2
Fourth Quarter                   32 - 3/4         17

Year Ended December 31, 1996     High             Low
----------------------------     ----             ---

First Quarter                    8                6 - 13/16
Second Quarter                   8 - 3/8          6
Third Quarter                    7 - 7/8          5 - 1/2
Fourth Quarter                   7 - 1/8          5 - 29/64

     As of March 3, 1998 there were 214 holders of record of the Company's Common Stock. The Company believes that there are approximately 4,700 beneficial owners of its Common Stock.

     The Company has never paid a cash dividend and does not anticipate the payment of cash dividends in the foreseeable future as earnings are expected to be retained to finance the Company's growth. Declaration of dividends in the future will remain within the discretion of the Company's Board of Directors, which will review the Company's dividend policy from time to time.

Recent Sales of Unregistered Securities

     During the quarter ended December 31, 1997, shares of the Company's Common Stock were issued in connection with warrant exercises. The aggregate exercise price of $138,091 was paid through the delivery of Common Stock with an aggregate fair market value equal to the aggregate exercise price. These transactions were consummated as private sales pursuant to Section 4(2) of the Securities Act of 1933, as amended.


ITEM 6. SELECTED FINANCIAL DATA

     Set forth below is the selected financial data for the Company for the five fiscal years ended December 31, 1997. The following data should be read in conjunction with the Company's consolidated financial statements and related notes thereto contained elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

============================================================================================================
Selected Financial Data
(dollars in thousands except
per share data)
For the Year ended
December 31                             1997            1996            1995           1994            1993
------------------------------------------------------------------------------------------------------------
Net revenues                         $ 44,931        $ 34,895        $ 27,934       $ 24,570        $ 19,124
------------------------------------------------------------------------------------------------------------
Costs and expenses (a)                 35,944          33,146          27,696         23,935          20,817
------------------------------------------------------------------------------------------------------------
Other income, net (b)                     585             271           4,582            577           2,926
------------------------------------------------------------------------------------------------------------
Income (loss) before income
taxes and unusual items (c)             9,572           3,370           1,653          1,212          (1,242)
------------------------------------------------------------------------------------------------------------
Income  before income taxes             9,572           2,020           4,820          1,212           1,233
------------------------------------------------------------------------------------------------------------
Net income (loss)                       5,686           (324)           4,582          1,747           1,107
------------------------------------------------------------------------------------------------------------
Net income (loss) per share
(i) basic                                 .69            (.04)            .58            .22             .15
(ii) diluted                              .65            (.04)            .57            .22             .14
------------------------------------------------------------------------------------------------------------
Dividends per share                         0               0               0              0               0
------------------------------------------------------------------------------------------------------------
Year End Financial
Position
------------------------------------------------------------------------------------------------------------
Working capital                     $  19,922       $  12,273      $   12,135    $     9,010       $   7,239
------------------------------------------------------------------------------------------------------------
Total assets                           43,052          31,483          30,170         22,594          19,706
------------------------------------------------------------------------------------------------------------
Long-term obligations                     203             840           1,598          1,027             375
------------------------------------------------------------------------------------------------------------
Stockholders' equity                   34,292          22,717          22,594         17,096          15,362
============================================================================================================

(a) Costs and expenses include: (i) a charge to earnings in 1996 of $1,350,000 related to the restructuring of the Company's non-allograft bone tissue operations located in Leiden, The Netherlands and (ii) a charge to earnings in 1995 of $980,000 resulting from the termination of a distribution agreement.

(b) Other income includes principal payments on a fully reserved note from a major client of $4,147,000 in 1995 and $2,475,000 in 1993;

(c) Excludes items of income and expense discussed in (a) and (b). The Company provides information concerning income before income taxes and unusual items because it enhances an investor's understanding of the Company's operating performance and cash flows. Income before income taxes and unusual items excludes significant components of income and expense which impact Company financial performance, and should not be considered an alternative to income before income taxes, net income (loss), or any other measure of financial performance required by generally accepted accounting principles ("GAAP"), and should be read in conjunction with the consolidated financial statements of the Company included elsewhere herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

RESULTS OF OPERATIONS

Net Income (Loss)

     Net income in 1997 increased to $5,686,000 compared to a net loss of $324,000 in 1996 and net income of $4,582,000 in 1995.

     Income before income taxes and unusual items increased to $9,572,000 in 1997 compared to $3,370,000 in 1996 and $1,653,000 in 1995. Including unusual items, income before income taxes was $9,572,000 in 1997 compared to $2,020,000 in 1996 and $4,820,000 in 1995. Income before income taxes in 1996 includes a charge to earnings of $1,350,000 related to the restructuring of the Company's non-allograft bone tissue operations located in Leiden, The Netherlands. Income before income taxes in 1995 includes the receipt of note repayments on a fully reserved note from a major client of $4,147,000 and a charge to earnings of $980,000 resulting from the termination of a distribution agreement for trauma implant products. See "Provision for Restructuring" and "Provision for Termination of a Distribution Agreement" included elsewhere in Item 7.

     In 1995, income tax expense was reduced by the recognition of net deferred tax assets resulting primarily from temporary differences which reversed during the year and the realization of tax benefits associated with Federal and state tax net operating loss carryforwards and tax credits. See "Income Tax Provision" included elsewhere in Item 7.

The table below shows the impact of these items:

                                                                        1997            1996              1995
                                                                        ----            ----              ----
  Income before income taxes and unusual Items                     $  9,572,000    $  3,370,000      $  1,653,000
  Unusual Items:
     Provision for restructuring                                                     (1,350,000)
     Note repayments from major clients                                                                 4,147,000
     Provision for termination of distribution agreement                                                 (980,000)
                                                                   ------------    ------------      ------------
  Income before income taxes                                          9,572,000       2,020,000         4,820,000
  Recognition of net deferred tax assets                                                                2,551,000
  Income tax provision                                               (3,886,000)     (2,344,000)       (2,789,000)
                                                                   ------------    ------------      ------------
  Net income (loss)                                                $  5,686,000    $   (324,000)     $  4,582,000
                                                                   ============    ============      ============

     The Company provides information concerning income before taxes and unusual items because it enhances an investor's understanding of the Company's operating performance and cash flows. Income before taxes and unusual items excludes significant components of income and expense which impact Company financial performance, and should not be considered an alternative to income before income taxes, net income (loss), or any other measure of financial performance required by GAAP, and should be read in conjunction with the consolidated financial statements of the Company included in a separate section of this Annual Report commencing on page F-1.

     The following is a discussion of factors which affected results of operations for the years ended December 31, 1997, 1996 and 1995.

Net Revenues

     Net revenues in 1997 increased 29% to $44,931,000 from $34,895,000 in 1996.
Net revenues in 1996 were 25% higher than 1995 revenues of $27,934,000.

     Domestic revenues increased 33% to $41,887,000 in 1997 compared to $31,582,000 in 1996. Domestic revenues in 1996 were 30% higher than 1995 revenues of $24,293,000. The increase in domestic revenues resulted principally from increased demand for the Company's proprietary Grafton(R) DBM allograft-processing services, which increased 74% in 1997 and 67% in 1996, compared to the respective prior years.

     Non-allograft bone tissue foreign revenues decreased 8% to $3,044,000 in 1997 compared to $3,313,000 in 1996. Non-allograft bone tissue foreign revenues in 1996 were 9% lower than 1995 revenues of $3,641,000. The decline in 1997 is attributable to the loss of grant revenues from the Dutch government, which were $697,000 in 1996, as a result of the discontinuance of the Company's PolyActive(TM) polymer research and development program. During 1997, the Company licensed out the patents and technology related to PolyActive(TM) and received an upfront payment of $257,000, which partially offset the decline in grant revenues. Additionally, non-allograft bone tissue foreign revenues in 1997 were unfavorably impacted 14% as a result of the strength of the U.S. dollar compared to the Dutch Guilder. However, the impact on consolidated net revenues was approximately 1%. The decline in 1996 resulted from decreases in ceramic spray coating services, ceramic products and grant revenues.

     During 1997, 1996 and 1995, two of the Company's allograft bone tissue clients, MTF and ARC, accounted for 57% and 34%, 64% and 25% and 65% and 20%, respectively, of revenues. Effective in 1997, the Company entered into new long-term exclusive processing agreements with MTF and ARC.

Costs of Services and Products

     Costs of services as a percentage of service revenues was 34% in 1997, 39% in 1996 and 43% in 1995. The decline in costs as a percentage of revenues results from ashift in revenue mix toward services with higher gross margins, operating efficiencies resulting from increased volume and an increase in fees charged to the Company's customers for certain allograft processing services.

     Cost of products as a percentage of product revenues was 75% in 1997, 97% in 1996 and 77% in 1995. The decline in costs as a percentage of revenue in 1997 results primarily from a shift in product mix toward products with higher gross margins. The increase in costs in 1996 as a percentage of revenues resulted principally from an increase in product liability insurance premiums associated with spinal implant products distributed by the Company.

 Marketing, General and Administrative Expenses

     Marketing, general and administrative expenses increased $3,762,000 or 30% in 1997 and $2,211,000 or 21% in 1996. The increases are primarily attributable to expanded marketing and promotional activities associated with the continued expansion of the business, increased agent commissions directly related to the increase in Grafton(R) DBM revenues and increased administrative costs, principally outside professional services.

Research and Development Expenses

     Research and development expenses in 1997 decreased $629,000, or 14%, to $3,728,000 from $4,357,000 in 1996. The decline results principally from the discontinuance of the Company's PolyActive(TM) polymer research and development program in the fourth quarter of 1996 (see "Provision for Restructuring"). Research and development expenses in 1996 increased $608,000 or 16% to $4,357,000 from $3,749,000 in 1995. The increase was primarily attributable to increased spending associated with the development of additional allograft bone tissue forms which were introduced into the market during 1996, expansion of the Company's viral inactivation process to a broader range of allograft bone tissue and the development of PolyActive(TM) products.

Provision for Restructuring

     In October 1996, the Company announced a plan to restructure its non-allograft bone tissue operations located in Leiden, The Netherlands in order to focus those operations on: (i) the revenue and profit generating activities of providing ceramic and titanium spray coating services and ceramic products to the orthopaedic and dental markets and (ii) to pursue OEM business opportunities for those technologies. In connection with the restructuring, the Company discontinued its PolyActive(TM) polymer research and development program. As a result of the restructuring, the Company recorded a pre-tax restructuring charge of $1,350,000 which included $425,000 for employee termination costs, $541,000 for write-off ofequipment, intangible assets and inventory, $234,000 for costs associated with the planned sub-leasing of office space in Leiden on which the Company has a long-term lease and $150,000 for other contractual obligations. See Note 4 of "Notes to Consolidated Financial Statements."

Provision for Termination of Distribution Agreement

     In June 1995, the Company terminated its distribution agreement for trauma implant products with its supplier, aap, GmbH, of Berlin, Germany. As a result of this termination the Company recorded a pre-tax charge to earnings of $980,000 which included $840,000 for inventory write-offs, $85,000 for employee termination costs and $55,000 for legal fees. Revenues from marketing trauma products were not material in 1995. See Note 5 of "Notes to Consolidated Financial Statements."

Other Income (Expense)

     In 1997, other income increased by $314,000 compared to 1996 due to higher invested cash and lower outstanding debt balances. In 1996, other income decreased by $4,311,000 compared to 1995. Other income in 1995 included the receipt of $4,147,000 of note repayments on a fully reserved note from a major client. See Note 6 of "Notes to Consolidated Financial Statements."

Income Tax Provision

     The Company's effective income tax rate declined to 41% in 1997 from 116% in 1996. The high effective income tax rate in 1996 was principally due to foreign losses for which no current tax benefits were available. The effective income tax rate was 5% in 1995 due to the Company's recognition of net deferred tax assets of $2,551,000 related to: (i) the realization of $1,335,000 of tax benefits from temporary differences which reversed during the year, and (ii) the Company's assessment that it would generate sufficient future U.S. taxable income to realize $1,216,000 of deferred tax benefits associated with certain federal and state net operating loss carryforwards and tax credits. See Note 14 of "Notes to Consolidated Financial Statements."

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had cash and short-term investments of $15,357,000 compared to $9,277,000 at December 31, 1996. Working capital increased $7,649,000 to $19,922,000 at December 31, 1997 compared to $12,273,000 at December 31, 1996. Accounts receivable at December 31, 1997 increased by $1,267,000 from $6,280,000 due to the strong fourth quarter revenue increase.

     Net cash provided by operations was $9,367,000 in 1997, compared to $4,048,000 in 1996. The increase resulted primarily from the Company's improved earnings in 1997. Cash used for capital expenditures increased to $5,385,000 in 1997from $2,152,000 in 1996 as the Company continues to invest in facilities and equipment needed for current and future business requirements. The Company expects 1998 capital expenditures to be approximately equivalent to 1997 capital expenditures. The Company has not yet determined the amount of any capital expenditures to be incurred in connection with the proposed processing facility described in "Item 2. Properties" or whether such capital expenditures will be financed through a lease, the Company's current credit facilities or its cash reserves. Net cash provided by financing activities was $2,307,000 in 1997 compared to net cash used in financing activities of $360,000 in 1996. The increase results principally from cash proceeds received from stock option exercises.

     The Company has a loan and security agreement with a U.S. bank which provides for borrowings of up to $3,000,000 under a revolving line of credit and $4,000,000 under an equipment line of credit. At December 31, 1997, $709,000 was outstanding under the equipment line of credit and there were no borrowings outstanding under the revolving line of credit. The Company also has a line of credit with a Dutch bank which provides for borrowings of up to dfl 5,000,000, or approximately $2,467,000 at the December 31, 1997 exchange rate. Analysis of the Company's cash position and anticipated cash flow indicated that it most likely would not be necessary to utilize a significant portion of this line of credit in 1997 and, therefore, the Company agreed with the bank to limit its borrowings in 1997, if any, to no more than dfl 3,000,000, or approximately $1,480,000 at the December 31, 1997 exchange rate. Additionally, in connection with the Leiden facility lease, the Company is required to maintain a declining bank guarantee which reduced the current amount available for borrowings to dfl 2,810,000, or approximately $1,387,000 at the December 31, 1997 exchange rate. At December 31, 1997, there were no borrowings outstanding under this credit line. See Note 12 of "Notes to Consolidated Financial Statements."

     At December 31, 1997 certain of the Company's foreign subsidiaries have net operating loss carryforwards aggregating $9,700,000 at the December 31, 1997 exchange rate ($300,000 with no expiration date; $9,400,000 expiring 1999 through 2004). See Note 14 of "Notes to Consolidated Financial Statements."

     The Company believes that its cash and cash equivalents, short-term investments and available lines of credit, together with anticipated future cash flow from operations will be sufficient to meet its near-term requirements, but may not be adequate to fully develop and commercialize all products currently under development by the Company. Further, from time to time, the Company may seek additional funds through equity or debt financing. However, there can be no assurance that such additional funds will be available to the Company, or if available, that such funds will be available on terms favorable to the Company.

Impact of Inflation and Foreign Currency Exchange Fluctuations

     The results of the Company's operations for the periods discussed have not been significantly affected by inflation or foreign currency fluctuations.

YEAR 2000

     The Company regularly evaluates its computer hardware and software applications to determine the adequacy of such systems to support the Company's business operations. As a result of such evaluation, the Company identified changes that were required, and commenced implementation of a new fully integrated computerized Management Information Systems, which is expected to be fully operational in 1998. The new system is Year 2000 compliant, and accordingly, the Company does not anticipate a disruption to its business operations or those of its clients.

     Since the new software is being implemented to support the Company's business operations, there is no incremental cost associated with Year 2000 compliance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this Annual Report commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The section of the Company's 1998 Proxy Statement entitled "Election of Directors" is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The section of the 1998 Proxy Statement entitled "Executive Compensation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The section of the 1998 Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The section of the 1998 Proxy Statement entitled "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) and (2). The response to this portion of Item 14 is submitted as a separate section of this report commencing on page F-1.

     (a)(3) and (c). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Exhibit                                                                               Page
Number    Description                                                                Number
------    -----------                                                                ------
3.1       Restated Certificate of Incorporation of the Company                            *

3.2       Amended and Restated Bylaws of the Company                                      #

3.3       Form of Stock Certificate                                                      **

4.1       Stock and Warrants Purchase Agreement, as amended                              **

4.2       Amended Security Holders Agreement                                             **

4.3       Rights Agreement dated as of February 1, 1996 between Osteotech, Inc.           #
          and Registrar and Transfer Co.

10.1      1991 Stock Option Plan, as amended^                                         *****

10.2      1991 Independent Directors Stock Option Plan, as amended^                   *****

10.3      Various Written Option Agreements between the Company and                     ***
          certain employees, officers, directors and consultants or
          advisors of the Company A^

10.4      Senior Management Bonus Programs^                                            ****

10.5      Senior Management Loan Program^                                              ****

Exhibit                                                                               Page
Number    Description                                                                Number
------    -----------                                                                ------
10.6      Lease for the Company's Leiden, The Netherlands facility dated May 28,          +
          1993

10.7      Service Agreement between the Company and the                                  **
          Musculoskeletal Transplant Foundation, dated March 1,
          1987

10.8      Processing Agreement between the Company and Stichting                         **
          Eurotransplant Nederland, dated September 26, 1988-

10.9      Stock Purchase Agreement by and among Osteotech, Inc., Osteotech BV            ++
          and C.A. van Blitterswijk, C.A. van Blitterswijk Holding BV,
          K. de Groot, K. de Groot Holding BV, R. G. van der Scheer and
          HOM Consultancy BV

10.10     Loan and Security Agreement between the Company and United Jersey               +
          Bank/Central, N.A. dated May 27, 1993

10.11     First Amendment to Loan and Security                                          +++
          Agreement between the Company and United
          Jersey Bank/Central, N.A. dated July 14, 1994

10.12     Sublicense Agreement by and between CAM                                     *****
          Implants, Inc. and APS-Materials, Inc.
          dated September 20, 1993

10.13     Partnership Agreement by and between                                        *****
          Osteotech/CAM Services BV and APS-
          Materials, Inc. dated September 20, 1993

10.14     Employment Agreement with Michael J. Jeffries dated January 1, 1996^      *******

10.15     Employment Agreement with Roger C. Stikeleather                           *******
          dated January 1, 1996^

10.16     Lease for the Company's Eatontown facility                                 ******
          dated October 20, 1994

10.17     Employment Agreement with James L. Russell,                               *******
          Ph.D. dated December 18 , 1995^

10.18     Confidentiality Agreement and Non-Competition                             *******
          Agreement with James L. Russell, Ph.D. dated
          November 15, 1995

Exhibit                                                                               Page
Number    Description                                                                Number
------    -----------                                                                ------
10.19     Second Amendment to Loan and Security Agreement                              ++++
          between the Company and United Jersey Bank/Central,
          N.A. dated June 30, 1995

10.20     Amendment to the lease for the Company's Leiden, the                         ++++
          Netherlands facility dated June 27, 1995

10.21     Agreement dated December 10, 1996 between                                ********
          American Red Cross Tissue Services and the Company-

10.22     Lease for the Company's Shrewsbury, New Jersey                           ********
          processing facility

10.23     Employment Agreement between the Company                                 ********
          and Richard W. Bauer dated December 5, 1996^

10.24     Agreement dated April 1, 1997 between Muscoloskeletal                      ++++++
          Transplant Foundation and the Company

10.25     Credit Agreement between Osteotech b.v. and ING                             +++++
          Bank N.V. dated March 14, 1996

10.26     Third Amendment to Loan and Security Agreement                              +++++
          between the Company and United Jersey Bank/Central,
          N.A. dated  May 31, 1996

10.27     Fourth Amendment to Loan and Security Agreement                            ++++++
          between the Company and Summit Bank dated July 28,
          1997

10.28     Third Restated Equipment Promissory Note between                           ++++++
          the Company and Summit Bank dated July 28, 1997

10.29     Second Restated Revolving Loan Promissory Note between                     ++++++
          the Company and Summit Bank dated July 28, 1997

10.30     License & Option Agreement between HC Implants BV and Matrix               ++++++
          Medical Holding BV dated June 6, 1997

10.31     Change in Control Agreement by and between the Company and Richard W.     +++++++
          Bauer^

10.32     Change in Control Agreement by and between the Company and Michael J.     +++++++
          Jeffries^

Exhibit                                                                               Page
Number    Description                                                                Number
------    -----------                                                                ------
10.33     Change in Control Agreement by and between the                            +++++++
          Company and James L. Russell^

10.34     Change in Control Agreement by and between the                            +++++++
          Company and Roger Stikeleather^

10.35     Employment Agreement with Michael J. Jeffries
          dated January 1, 1998^                                                       E-2

10.36     Employment Agreement with Roger C. Stikeleather
          dated January 1, 1998^                                                       E-11

10.37     Employment Agreement with James L. Russell dated
          December 18, 1997^                                                           E-20

21.1      Subsidiaries of the Registrant                                               E-29

23.1      Consent of Coopers & Lybrand LLP                                             E-30

27.0      Financial Data Schedule                                                      E-32

99.1      Risk Factors                                                                 E-33

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

******** Previously filed as exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference thereto.

+ Previously filed as exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference thereto.

Exhibit
Number    Description
------    -----------

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


+++++ Previously filed as exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference thereto.

++++++ Previously filed as exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference thereto.

+++++++ Previously filed as exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference thereto.

# Previously filed as exhibits to the Company's Report on Form 8-A dated February 2, 1996 and incorporated herein by reference thereto.

-         Copy omits information which is subject to confidential treatment.

^ Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 14(c).

(b) Reports on Form 8-K

None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March  30, 1998                      OSTEOTECH, INC.

                                             By: /s/Richard W. Bauer
                                                 -------------------------------
                                                    Richard W. Bauer
                                                    President, Chief Executive
                                                    Officer (Principal Executive
                                                    Officer) and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature                           Title                              Date
---------                           -----                              ----

/s/DONALD D. JOHNSTON               Chairman of the Board      March 30, 1998
---------------------------------   of Directors
Donald D. Johnston

/s/RICHARD W. BAUER                 President, Chief           March 30, 1998
---------------------------------   Executive Officer
Richard W. Bauer                    (Principal Executive
                                    Officer) and Director

/s/MICHAEL J. JEFFRIES              Executive Vice             March 30, 1998
---------------------------------   President, Chief
Michael J. Jeffries                 Operating Officer,
                                    Chief Financial Officer
                                    (Principal Financial
                                    Accounting Officer),
                                    Secretary and Director

/s/STEPHEN J. SOGIN                 Director                   March 30, 1998
---------------------------------
Stephen J. Sogin

/s/KENNETH P. FALLON III            Director                   March 30, 1998
---------------------------------
Kenneth P. Fallon III

/s/JOHN P. KOSTUIK                  Director                   March 30, 1998
---------------------------------
John P. Kostuik

                        OSTEOTECH, INC. AND SUBSIDIARIES

                               -------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES



                                                                            Page
                                                                            ----
1.  FINANCIAL STATEMENTS

      Report of Independent Accountants ..................................   F-2

      Consolidated Balance Sheets as of December 31, 1997 and 1996 .......   F-3

      Consolidated Statements of Operations
         for the years ended December 31, 1997, 1996 and 1995 ............   F-4

      Consolidated Statements of Changes in Stockholders' Equity
         for the years ended December 31, 1997, 1996 and 1995 ............   F-5

      Consolidated Statements of Cash Flows
         for the years ended December 31, 1997, 1996 and 1995 ............   F-6

      Notes to Consolidated Financial Statements .........................   F-7

2.  SCHEDULES

      II. Valuation and Qualifying Accounts
                for the years ended December 31, 1997, 1996 and 1995 .....   S-1

      Report of Independent Accountants ..................................   S-2

All schedules, except for those set forth above, have been omitted since the information required is included in the financial statements or accompanying notes or have been omitted as not applicable or not required.

                        REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and
  Stockholders of Osteotech, Inc.:



We have audited the accompanying consolidated balance sheets of Osteotech, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Osteotech, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                  COOPERS & LYBRAND L.L.P.


Princeton, New Jersey
February 27, 1998

                        OSTEOTECH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

December 31,                                                            1997        1996
-----------------------------------------------------------------------------------------
ASSETS
-----------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                       $ 13,884    $  7,290
     Short-term investments                                             1,473       1,987
     Accounts receivable, less allowance of
          $147 in 1997 and $163 in 1996                                 7,547       6,280
     Deferred processing costs                                          1,070       1,222
     Inventories                                                          792         729
     Deferred income taxes                                                457         590
     Prepaid expenses and other current assets                          2,860       1,833
                                                                     --------------------
               Total current assets                                    28,083      19,931

Property, plant and equipment, net                                     11,650       8,170
Excess of cost over net assets of business acquired, less
     accumulated amortization of $1,449 in 1997 and $1,197 in 1996      2,249       2,501
Other assets                                                            1,070         881
-----------------------------------------------------------------------------------------
               Total assets                                          $ 43,052    $ 31,483
=========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable and accrued liabilities                        $  6,919    $  6,247
     Notes payable                                                        608         655
     Current maturities of long-term debt and
          obligations under capital leases                                634         756
                                                                     --------------------
               Total current liabilities                                8,161       7,658

Long-term debt and obligations under capital leases                       203         840
Other liabilities                                                         396         268
-----------------------------------------------------------------------------------------
               Total liabilities                                        8,760       8,766
-----------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 5,676,595 shares
         authorized; no shares issued or outstanding
     Common stock, $.01 par value; 20,000,000 shares
         authorized; issued and outstanding 8,686,346
          shares in 1997 and 7,826,779 shares in 1996                      87          78
     Additional paid-in capital                                        36,130      30,288
     Currency translation adjustments                                     (75)       (113)
     Accumulated deficit                                               (1,850)     (7,536)
-----------------------------------------------------------------------------------------
                  Total stockholders' equity                           34,292      22,717
-----------------------------------------------------------------------------------------
                  Total liabilities and stockholders' equity         $ 43,052    $ 31,483
=========================================================================================



                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)


Year ended December 31,                                          1997           1996           1995
----------------------------------------------------------------------------------------------------
Net revenues:
     Service                                               $    42,861    $    31,717    $    24,451
     Product                                                     1,800          2,481          2,682
     Licensing fee                                                 257
     Grant                                                          13            697            801
                                                           -----------------------------------------
                                                                44,931         34,895         27,934

Costs and expenses:
     Cost of services                                           14,487         12,406         10,481
     Cost of products                                            1,348          2,414          2,078
     Marketing, general and administrative                      16,381         12,619         10,408
     Research and development                                    3,728          4,357          3,749
     Provision for restructuring                                                1,350
     Provision for termination of distribution agreement                                         980
                                                           -----------------------------------------
                                                                35,944         33,146         27,696

Operating income                                                 8,987          1,749            238

Other income (expense):
     Recovery of principal on note
         from a major client                                                                   4,147
     Interest income                                               673            448            605
     Interest expense                                             (140)          (232)          (252)
     Other                                                          52             55             82
                                                           -----------------------------------------
                                                                   585            271          4,582

Income before income taxes                                       9,572          2,020          4,820

Income tax provision                                             3,886          2,344            238
----------------------------------------------------------------------------------------------------
Net income (loss)                                          $     5,686    $     (3.04)   $     4,582
====================================================================================================
Net income (loss) per share:
     Basic                                                 $       .69    $      (.04)   $       .82
     Diluted                                               $       .65    $      (.04)   $       .57
----------------------------------------------------------------------------------------------------
Shares used in computing net income (loss) per share:
     Basic                                                   8,259,416      7,921,158      7,836,938
     Diluted                                                 8,792,515      7,921,158      8,018,500
----------------------------------------------------------------------------------------------------



                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (dollars in thousands)

Years ended December 31, 1997, 1996 and 1995
-----------------------------------------------------------------------------------------------------------------------------------
                                                        Common Stock          Additional    Currency                      Total
                                                  -----------------------      Paid-In     Translation   Accumulated   Stockholders'
                                                    Shares       Amount        Capital     Adjustments     Deficit        Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                      7,089,876       $  71      $   28,918      $  (99)     $  (11,794)   $   17,096

   Exercise of stock options                         30,571                         111                                       111
   Exercise of stock warrants                        55,616           1              (1)
   Common stock issued pursuant to
         employee stock purchase plan                22,116                         136                                       136
   Tax benefits related to stock options                                            618                                       618
   Currency translation adjustments                                                              51                            51
   Net income                                                                                                 4,582         4,582
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                      7,198,179          72          29,782         (48)         (7,212)       22,594

   Exercise of stock options                         85,866           1             317                                       318
   Exercise of stock warrants                       525,204           5              (5)
   Common stock issued pursuant to
         employee stock purchase plan                17,530                         120                                       120
   Tax benefits related to stock options                                             74                                        74
   Currency translation adjustments                                                              (65)                         (65)
   Net loss                                                                                                    (324)         (324)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                      7,826,779          78          30,288        (113)         (7,536)       22,717

   Exercise of stock options                        572,098           6           2,952                                     2,958
   Exercise of stock warrants                       276,576           3              (3)
   Common stock issued pursuant to
         employee stock purchase plan                10,893                         152                                       152
   Tax benefits related to stock options                                          2,741                                     2,741
   Currency translation adjustments                                                              38                            38
   Net income                                                                                                 5,686         5,686
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                      8,686,346       $  87      $   36,130      $  (75)     $   (1,850)   $   34,292
===================================================================================================================================



                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

Year ended December 31,                                                 1997          1996          1995
--------------------------------------------------------------------------------------------------------
Cash Flow From Operating Activities
   Net income (loss)                                                  $  5,686    $   (324)   $  4,582
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                   2,065       2,679       1,718
         Deferred income taxes                                             268         804        (582)
         Income tax benefit related to stock options                     2,741          74         618
         Provision for doubtful accounts                                                17          15
         Provision for restructuring                                                 1,350
         Provision for termination of distribution agreement                                       980
         Changes in assets and liabilities:
               Accounts receivable                                      (1,329)     (1,738)         30
               Inventories                                                 (84)        197        (594)
               Deferred processing costs                                   152        (245)       (207)
               Prepaid expenses and other current assets                (1,133)          7        (452)
               Accounts payable and other liabilities                    1,001       1,307          29
--------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                9,367       4,128       6,137

Cash Flow From Investing Activities
   Capital expenditures                                                 (5,385)     (2,152)     (4,071)
   Proceeds from sale of investments                                     6,418      10,867       5,913
   Purchases of investments                                             (5,904)     (7,935)     (9,860)
   Increase in other assets                                               (231)       (300)       (484)
--------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                     (5,102)        480      (8,502)

Cash Flow From Financing Activities
   Proceeds from issuance of common stock                                3,110         432         246
   Proceeds from issuance of notes payable                                 871         829         820
   Proceeds from issuance of long-term debt                                                      1,227
   Principal payments on notes payable                                    (918)       (821)       (495)
   Principal payments on long-term debt
      and obligations under capital leases                                (756)       (800)       (596)
   Increase in other liabilities                                                                   150
--------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                      2,307        (360)      1,352

Effect of exchange rate changes on cash                                     22         254          16
--------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                     6,594       4,502        (997)
Cash and cash equivalents at beginning of year                           7,290       2,788       3,785
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                              $ 13,884    $  7,290    $  2,788
========================================================================================================


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

1.   DESCRIPTION OF BUSINESS

     Osteotech, Inc. (the "Company"), formed in 1986, provides services and develops and markets products to the orthopaedic, neurological, oral/maxillofacial, dental and general surgery markets in the United States and Europe. The Company's current technology, products and services, and those under development, are focused primarily on the repair and healing of the musculoskeletal system. Osteotech is engaged in: (i) the processing of human bone, ligaments and tendons (collectively, "allograft bone tissue") for transplantation; (ii) providing ceramic (hydroxyapatite) and titanium plasma spray coating services and ceramic based products to the orthopaedic, dental and ear, nose and throat implant markets; and (iii) distributing implant devices and specialized instruments for spinal surgery.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidated Financial Statements

     The consolidated financial statements include the accounts of Osteotech, Inc., its majority-owned subsidiaries and joint ventures controlled by the Company. All intercompany transactions and balances are eliminated in consolidation.

     Revenue Recognition

     Revenue is recognized at the time the Company ships processed allograft bone tissue or products to its clients.

     License fee revenues is recognized when all significant contractual obligations have been satisfied.

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

     Deferred Processing Costs

     Costs related to allograft bone tissue processing in progress are deferred until processed allograft bone tissue is released from final quality assurance testing and shipped to clients.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Property, Plant and Equipment

     Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Major renewals and betterments are capitalized while maintenance and repairs are expensed as incurred. The cost of equipment under capital lease and leasehold improvements is amortized on the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Depreciation is computed on the straight-line method over the following estimated useful lives of the assets:

              Building                                       15 years
              Production and laboratory equipment            5 to 10 years
              Computer hardware and software                 5 years
              Office equipment, furniture and fixtures       5 years
              Vehicles                                       3 years

     When depreciable assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.

     Excess of Cost Over Net Assets of Business Acquired

     The excess of cost over the net assets of business acquired ("goodwill") is being amortized on a straight-line basis over 15 years. It is the Company's policy to periodically review and evaluate whether there has been an impairment in the value of goodwill. Factors considered in the valuation include current operating results, trends, prospects and anticipated undiscounted future cash flows.

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

     Concentrations of Credit Risk

     The Company provides credit, in the normal course of business, to tissue banks and hospitals. The Company maintains an allowance for doubtful accounts and charges actual losses to the allowance when incurred.

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

3.   CHANGES IN ACCOUNTING POLICIES

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion No. 15, "Earnings Per Share." SFAS 128 replaces the presentation of primary EPS

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   CHANGES IN ACCOUNTING POLICIES  (continued)

     with a presentation of basic EPS which excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares and nominal warrants (warrants with an exercise price of $.03) outstanding during the period. Diluted EPS reflects the potential dilution that could occur if outstanding options and warrants were exercised. The Company has adopted SFAS 128 and has restated all prior-period EPS data presented.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of SFAS 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards or related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The adoption of SFAS 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

4.   RESTRUCTURING OF THE NETHERLANDS OPERATIONS

     In October 1996, the Company announced a plan to restructure its non-allograft bone tissue operations located in Leiden, The Netherlands. In connection with the restructuring, the Company discontinued its PolyActive(TM) polymer research and development program, and recorded a pre-tax charge to earnings of $1,350,000 which included $425,000 for employee termination costs, $541,000 for write-off of equipment, intangible assets and inventory, $234,000 for costs associated with the planned sub-leasing of office space in Leiden on which the Company has a long-term lease and $150,000 for other contractual obligations.

5.   TERMINATION OF DISTRIBUTION AGREEMENT

     In June 1995, the Company terminated its distribution agreement for trauma implant products with its supplier, aap, GmbH of Berlin, Germany. As a result of this termination, the Company recorded a pre-tax charge to earnings of $980,000 which included $840,000 for inventory write-offs, $85,000 for employee termination costs and $55,000 for legal fees.

6.   NOTE RECEIVABLE FROM A MAJOR CLIENT

     The Company is the exclusive processor of allograft bone tissue procured and distributed by the Musculoskeletal Transplant Foundation ("MTF"). (See
     Note 9 and Note 18.) From MTF's inception in February 1987 through May 1989, the Company supplemented MTF's working capital requirements through a series of cash advances and unpaid processing and service fees. In June 1990, the principal and interest on these advances at December 31, 1989 were converted into two notes which were fully reserved by the Company.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   NOTE RECEIVABLE FROM A MAJOR CLIENT (continued)

     The first note had an original face value of $7,216,000. During 1995 the Company received $4,147,000 of principal payments on this note reducing the outstanding balance to $0. During 1995 the Company also received interest payments from MTF on this note of $330,000.

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


7.   INVENTORIES

     Inventories consist of the following at December 31:

     (in thousands)                                       1997       1996
     --------------------------------------------------------------------

     Raw materials                                     $   475    $   379
     Finished goods                                        317        350
     --------------------------------------------------------------------
                                                       $   792    $   729
     ====================================================================


8.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following at December 31:

     (in thousands)                                       1997       1996
     --------------------------------------------------------------------

     Land                                              $ 1,961    $     0
     Building                                              201          0
     Production and laboratory equipment                 9,357      8,273
     Computer hardware and software                      1,504      1,328
     Office equipment, furniture and fixtures            1,696      1,450
     Vehicles                                               74         74
     Equipment under capital lease                         635        391
     Leasehold improvements                              4,784      3,870
                                                       -------    -------
                                                        20,212     15,386
     Less accumulated depreciation
         and amortization                                8,562      7,216
     --------------------------------------------------------------------
                                                       $11,650    $ 8,170
     ====================================================================

     Accumulated depreciation and amortization above includes amortization on equipment under capital lease of $234,000 and $152,000 in 1997 and 1996, respectively.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   COMMITMENTS AND CONTINGENCIES

     Service Agreements

     Osteotech is the exclusive processor of allograft bone tissue for large national and international clients. The Company provides these processing services pursuant to long-term service agreements. Clients are charged fees on a per donor basis for processing, finishing and packaging each unit of allograft bone tissue, and for proprietary products on a per unit basis. Osteotech's agreements with its clients generally provide for the Company to indemnify its clients against liability arising out of defects in allograft bone tissue caused as a result of processing by the Company. Effective January 1, 1997 the Company entered into a new ten-year processing agreement with one of its major allograft processing clients, the American Red Cross Tissue Services ("ARC"). Effective April 1, 1997 the Company entered into a new five-year processing agreement with its other major client, MTF.

     Customers of the Company's plasma spray coating services generally purchase such services pursuant to purchase orders or non-exclusive supply agreements which are cancelable at any time by either party.

     License and Option Agreement

     In June 1997, the Company entered into an exclusive worldwide license agreement for its proprietary PolyActive(TM) polymer biomaterial technology and patents with IsoTis BV (formerly Matrix Medical BV), The Netherlands. Pursuant to the terms of the agreement, the Company received an up front license payment of 500,000 Dutch Guilders ("dfl" or approximately $257,000) which was recognized as license fee revenue. IsoTis BV is required to make two additional license payments of dfl 250,000 (approximately $123,000 at the December 31, 1997 exchange rate) each on the first and second anniversary of the effective date of the agreement. Additionally, IsoTis BV has an option to acquire the technology for dfl 4 million (approximately $2 million at the December 31, 1997 exchange rate) commencing in the third year of the agreement and extending through the sixth year of the agreement.

     Throughout the term of the agreement, which is the longer of ten years from the first commercial sale of product or the life of the patents, the Company will receive a royalty of 5% of net sales, declining to 2% of net sales if the option to purchase the technology is exercised. Further, the agreement requires IsoTis BV to achieve certain milestones during the first three years of the agreement. Failure to do so will result in its loss of exclusive rights to the patents and technology.

     Products Liability Litigation

     The Company has been named as a defendant in two lawsuits in which patients claim that they have suffered damages from the implantation of allegedly defective spinal fixation devices allegedly distributed by the Company. Management believes that the suits and claims are without merit and intends to defend such actions vigorously. It is the Company's position that either a device distributed by the Company was not implanted in the patient, or that if the allegations in the complaints regarding the use of the device are assumed to be true, the device was used in a manner which was contrary to the use approved by the FDA and the Company's written warnings concerning use. Pursuant to its distribution agreement with the Company, the manufacturer of the spinal fixation devices, Heinrich C. Ulrich, KG ("Ulrich") has agreed to indemnify the Company for all costs, and damages incurred by the Company in connection with its distribution of products manufactured by Ulrich, except such costs and damages which are caused by the Company's gross negligence, willful misconduct or unauthorized claim made by the Company in marketing the products. In connection with this indemnification, the Company received $16,000 from Ulrich in 1997 and $59,000 in 1996 as reimbursement for legal costs incurred by the Company.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   COMMITMENTS AND CONTINGENCIES (continued)

     The Company maintains products liability insurance coverage, however, the Company's insurance provider has denied coverage with respect to both claims. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. It is possible that the results of operations or liquidity and capital resources of the Company could be adversely affected by the ultimate outcome of the pending litigation or as a result of the costs of contesting such lawsuits if the ultimate liability materially exceeds the amount that the Company recovers from Ulrich. The Company is unable to estimate the potential liability, if any, that may result from the pending litigation and, accordingly, no provision for any liability (except for accrued legal costs) has been made in the consolidated financial statements.

     Patent Litigation

     On January 16, 1998, the Company filed suit in the United States District Court for the District of New Jersey for patent infringement against GenSci Laboratories, Inc. and GenSci Regeneration Sciences, Inc. (collectively "GenSci"). In the suit, the Company accuses GenSci of violating claims of at least one of the patents involving the Company's Grafton(R) DBM process.

     On January 28, 1998, GenSci filed suit in the United States District Court for the Central District of California against the Company for (i) patent infringement of two patents assigned to GenSci; (ii) tortious interference with a business expectancy; (iii) negligent interference with prospective economic advantage; and (iv) inducing breach of contract. The suit also seeks a declaratory judgement of the invalidity of the Company's U.S. Patent Nos. 5,284,655 and 5,290,558. An amended complaint was filed by GenSci on February 18, 1998 alleging essentially the same causes of action, but adding a third GenSci patent to the allegation of patent infringement.

     The Company is moving to dismiss, transfer or stay the California action while going forward with the first-filed suit in the United States District Court for the District of New Jersey. The Company intends to vigorously pursue its claims against GenSci, and also believes that GenSci's subsequently filed claims are without merit.

10.  LEASING TRANSACTIONS

     The Company leases office and production facilities and equipment under various capital and operating lease agreements which have non-cancelable terms through May 2008. The leases for office and production facilities include renewal provisions at the Company's option. Additionally, certain of the leases contain purchase options.

     Future minimum lease commitments as of December 31, 1997 are as follows:

                                                         Capital   Operating
      Year                                               Leases     Leases
      --------------------------------------------------------------------------
                                                            (in thousands)
      1998                                               $  106     $  905
      1999                                                   35        869
      2000                                                             836
      2001                                                             819
      2002 and thereafter                                            4,131
                                                         -----------------
      Total minimum lease payments                          141     $7,560
                                                                    ======
      Less amount representing interest                      12
      ---------------------------------------------------------
      Present value of minimum lease payments            $  129
      =========================================================

     Rental expense was $1,013,000, $1,045,000 and $956,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                    OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  STOCKHOLDERS' EQUITY

     Preferred Stock

     The authorized capital of the Company includes 5,675,595 shares of Preferred Stock, the rights and provisions of which will be determined by the Board of Directors at the time any such shares are issued, if at all. No shares of Preferred Stock were issued or outstanding at December 31, 1997 and 1996.

     Stock Options

     The Company has two stock option plans under which stock options may be granted: the 1991 Stock Option Plan (the "1991 Plan") and the 1991 Independent Directors Stock Option Plan (the "Directors Plan"). Prior to the adoption of these plans, the Company granted stock options pursuant to written stock option agreements, which were not subject to a formal plan. Such options were granted at prices equal to fair market value on the date of grant and generally became exercisable in ratable installments over a four-year period. Since 1991, all stock options are granted under the 1991 Plan or the Directors Plan.

     The 1991 Plan, as amended, authorizes the grant of up to 1,813,765 shares of the Company's common stock in the form of incentive stock options or non-qualified stock options to employees and consultants. In July 1997, the Board of Directors increased the number of shares of common stock reserved for issuance under the 1991 Plan to 2,813,765, of which 818,624 shares are subject to stockholder approval. Stock options may be granted at prices not less than 100% of the fair market value at the date of option grant. Options generally become exercisable in ratable installments over a four-year period, with unexercised options expiring no later than ten years from the date of grant.

     The Directors Plan, as amended, authorizes the grant of up to 500,000 shares of the Company's common stock to members of the Board of Directors who are not officers or employees of the Company. Option exercise prices equal 100% of the fair market value on the date of grant. Options issued prior to July 1, 1997 become exercisable in ratable installments over four years with unexercised options expiring five years from the vesting date. Effective July 1, 1997, the Directors Plan was amended to provide for options issued to become 100% exercisable on the first anniversary of the date of grant with unexercised options expiring ten years from the date of grant.

     Stock option activity for the years 1997, 1996 and 1995 is as follows:

                                                         1997                      1996                        1995
      ----------------------------------------------------------------------------------------------------------------------
                                                              Weighted                  Weighted                    Weighted
                                                              Average                   Average                     Average
                                                              Exercise                  Exercise                    Exercise
                                                  Shares       Price           Shares    Price           Shares      Price
      --------------------------------------------------------------------------------------------------------------------
      Outstanding at January 1,                 1,752,543      $ 5.82        1,582,162   $5.41         1,710,292     $6.07
          Granted                                 551,125       12.18          303,500    7.44           533,177      5.97
          Exercised                               572,098        5.17           85,866    3.71            30,571      3.64
          Canceled or expired                      48,896        6.19           47,253    6.33           630,736      7.75
      --------------------------------------------------------------------------------------------------------------------
      Outstanding at December 31,               1,682,674      $ 8.12        1,752,543   $5.82         1,582,162     $5.41
      --------------------------------------------------------------------------------------------------------------------
      Exercisable at December 31,               1,119,015      $ 8.64        1,009,545   $5.55           841,318     $5.36
      --------------------------------------------------------------------------------------------------------------------
      Available for grant at
          December 31,                          1,004,988(1)                   507,745                   514,904
      --------------------------------------------------------------------------------------------------------------------
      Weighted average fair value of
          options granted during the period        $ 7.36                       $ 3.52                    $ 2.95
      --------------------------------------------------------------------------------------------------------------------

     (1)  includes 818,624 shares which are subject to stockholder approval.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  STOCKHOLDERS' EQUITY (continued)

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

     The following table summarizes the information about stock options outstanding at December 31, 1997:

                                              Options Outstanding                     Options Exercisable
                              ---------------------------------------------     --------------------------------
                                                   Weighted
                                  Number            Average        Weighted          Number           Weighted
                              Outstanding at       Remaining       Average       Exercisable at       Average
           Range of            December 31,       Contractual      Exercise       December 31,        Exercise
        Exercise Prices           1997           Life (Years)       Price             1997             Price
      ----------------------------------------------------------------------------------------------------------
      $  .66  to   $ 3.94         13,549               4          $  2.54              6,999         $  1.57


        4.00  to     6.94        827,758               6             5.33            493,024            5.26

        7.00  to    10.00        391,962               8             8.70            179,587            8.14

       12.75  to    19.50        449,405               8            12.91            439,405           12.76
      ----------------------------------------------------------------------------------------------------------

      $  .66  to  $ 19.50      1,682,674               6          $  8.12          1,119,015         $  8.64
      ==========================================================================================================

     The Company has adopted the "disclosure only" provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation ("SFAS 123") and, accordingly, no compensation cost has been recognized in the Statements of Operations. Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123, and has been determined as if the Company accounted for its stock options under the Fair Value Method of that Statement. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma information follows:

      (dollars in thousands except per share data)           1997               1996              1995
      -----------------------------------------------------------------------------------------------------
       Net income (loss)
           As reported                                   $   5,686              $ (324)             $ 4,582
           Pro forma                                         1,726                (865)               4,054

       Net income (loss) per share
           As reported
               Basic                                     $      .69             $ (.04)             $   .58
               Diluted                                          .65               (.04)                 .57

           Pro forma
              Basic                                      $      .21             $ (.11)             $   .52
              Diluted                                           .18               (.11)                 .52
      -----------------------------------------------------------------------------------------------------

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.   STOCKHOLDERS' EQUITY (continued)

     The pro forma effect on net income (loss) for 1997, 1996 and 1995 is not representative of the pro forma effect on net income in future years because, in accordance with FAS 123, it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

     The fair value for the option grants was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                      1997         1996        1995
      --------------------------------------------------------------
      Expected life (years)              7            6         1-5
      Risk free interest rate     5.8%-6.6%         6.6%        6.9%
      Volatility factor               50.0%        50.0%       50.0%
      Dividend yield                   0.0%         0.0%        0.0%
      --------------------------------------------------------------

     Stock Warrants

     As part of financing and contract arrangements, the Company has, at certain times, issued warrants to purchase the Company's Convertible Preferred Stock and Common Stock. Warrant activity for the years ended December 31, 1995, 1996 and 1997 is summarized as follows:

                                          Convertible Preferred
                                              Stock Warrants
                                          ---------------------      Common
                                           Series       Series        Stock
                                              A            D        Warrants
      -------------------------------------------------------------------------
      Outstanding at December 31, 1994      96,343      248,061      620,326
           Exercised                                     16,637       52,488
      -------------------------------------------------------------------------
      Outstanding at December 31, 1995      96,343      231,424      567,838
           Exercised                        85,190       15,709      437,474
      -------------------------------------------------------------------------
      Outstanding at December 31, 1996      11,153      215,715     130,364
           Exercised                        11,153      215,409     130,364
      -------------------------------------------------------------------------
      Outstanding at December 31, 1997           0          306            0
      -------------------------------------------------------------------------
      Exercise price                        $ 0.03       $ 5.58       $ 0.03
      Expiration date                                      2000
      -------------------------------------------------------------------------

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

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



11.  STOCKHOLDERS' EQUITY (continued)

     Stock Purchase Plan

     The 1994 Employee Stock Purchase Plan provides for the issuance of up to 250,000 shares of Common Stock. Eligible employees may purchase shares of the Company's Common Stock through payroll deductions of 1% to 7 1/2% of annual compensation. The purchase price for the stock is 85% of the fair market value of the stock on the last day of each calendar quarter. At December 31,1997, 187,545 shares were available for future offerings under this plan.

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

12.  DEBT AND FINANCING ARRANGEMENTS

     The Company has a loan and security agreement with a U.S. bank which provides for borrowing up to $3,000,000 under a revolving line of credit and $4,000,000 under an equipment line of credit. The annual interest rate on revolving loan advances is based upon the bank's prime rate whereas the annual rate of interest on equipment advances is based upon the bank's prime rate plus a margin of .25%. Borrowings under the equipment line of credit are repayable over a 48 month term and are collateralized by equipment purchased with such borrowings. The Company is required under the agreement to maintain certain financial ratios and meet certain net worth and indebtedness tests. An annual commitment fee of .25% is payable on the unused portion of the revolving line of credit. At December 31, 1997 and 1996, $709,000 and $1,377,000, respectively, was outstanding under the equipment line of credit and there were no borrowings under the revolving line of credit.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



12.  DEBT AND FINANCING ARRANGEMENTS (continued)

     The Company has a line of credit with a Dutch bank which provides for borrowing up to dfl 5,000,000, or approximately $2,467,000 at the December 31, 1997 exchange rate. Borrowings under this credit line bear interest at the bank's prime rate plus a margin of 2.25%. Under certain circumstances the Company may elect to utilize a rate based on the Amsterdam Interbank Offered Rate (AIBOR) plus a margin of .75%. Analysis of the Company's financial position and anticipated cash flow indicated that it most likely would not be necessary to utilize a significant portion of this line of credit in 1997 and, therefore, the Company agreed with the bank to limit its borrowings, if any, to be no more than dfl 3,000,000, or approximately $1,480,000 at the December 31, 1997 exchange rate. Additionally, in connection with the Leiden facility lease, the Company is required to maintain a declining bank guarantee which reduced the current amount available for borrowings to dfl 2,810,000 or approximately $1,387,000 at the December 31, 1997 exchange rate. At December 31, 1997 and 1996, there were no borrowings under this line of credit.

     The weighted average interest rate on short-term notes payable outstanding was 5.75% in 1997 and 5.87% in 1996.

     Long-term debt consists of the following at December 31:

      (in thousands)                                       1997       1996
      --------------------------------------------------------------------

      Term loan payable to a bank, collateralized
      by equipment and repayable in monthly
      installments of $49,000 plus accrued
      interest at the bank prime rate plus .25%
      (8.50% at December 31, 1997)                      $   709    $ 1,377

      Less current portion                                  537        668
      --------------------------------------------------------------------
                                                        $   172    $   709
      ====================================================================

     Aggregate long-term debt maturities are $172,000 in 1999.


13.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following at December 31:

      (in thousands)                                       1997       1996
      --------------------------------------------------------------------

      Trade accounts payable                            $ 1,410    $ 1,391
      Accrued compensation                                  819      1,051
      Accrued research and development                    1,046      1,264
      Accrued taxes payable                               1,465        565
      Other accrued liabilities                           2,179      1,976
      --------------------------------------------------------------------
                                                        $ 6,919    $ 6,247
      ====================================================================

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



14. INCOME TAXES

     The income tax provision is summarized as follows at December 31:

      (in thousands)                      1997         1996          1995
      -------------------------------------------------------------------
      Current:
           Federal                     $ 2,958      $ 1,338       $   294
           State                           660          470           152
      -------------------------------------------------------------------
                                         3,618        1,808           446
                                       ----------------------------------
      Deferred:
           Federal                         217          508          (124)
           State                            51           28           (84)
      -------------------------------------------------------------------
                                           268          536          (208)
                                       ----------------------------------

      Income tax provision             $ 3,886      $ 2,344       $   238
      ===================================================================

     The difference between income tax expense and the expected tax which would result from the use of the Federal statutory income tax rate is as follows:


      (in thousands)                                  1997       1996       1995
      --------------------------------------------------------------------------
      Computed tax at statutory Federal rate       $ 3,254    $   687   $ 1,639
      State income taxes                               522        352       416
      Amortization of excess of cost over
        fair value of assets acquired                   86         86        86
      Net operating losses for which no tax
        benefit is currently available                 101      1,184       601
      Change in valuation allowance allocated to
        income tax expense                          (2,551)
      Other                                            (77)        35        47
      --------------------------------------------------------------------------
      Income tax provision                         $ 3,886    $ 2,344   $   238
      ==========================================================================

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14. INCOME TAXES (continued)


     Loss before income taxes from foreign operations was $3,652,000 in 1996 and $1,910,000 in 1995 respectively. The components of the deferred tax assets and deferred tax liabilities are as follows at December 31:

      (in thousands)                                       1997       1996
      --------------------------------------------------------------------
      Deferred Tax Assets:
           Net operating loss carryforwards
                Federal                                 $   277    $   374
                Foreign                                   3,896      4,016
                State                                        42         57
           Tax credits                                       11
           Other                                            559        637
      --------------------------------------------------------------------
                Total gross deferred tax assets           4,774      5,095
                Less valuation allowance                  4,325      4,530
      --------------------------------------------------------------------
                Deferred tax assets                         449        565
      --------------------------------------------------------------------
      Deferred Tax Liabilities:
           Other                                            305        153
      --------------------------------------------------------------------
                Total gross deferred tax                    305        153
      --------------------------------------------------------------------
                Net deferred tax asset                  $   144    $   412
      ====================================================================

     In 1996, the Company increased its valuation allowance as a result of foreign losses for which the realization of future tax benefits is uncertain. In 1995 the Company reduced its valuation allowance resulting in the recognition of net deferred tax assets of $2,551,000, resulting from
     (i) the realization of $1,335,000 of tax benefits of temporary differences which reversed during the year; and (ii) the Company's assessment that it would generate sufficient future U.S. taxable income to realize deferred tax benefits of $1,216,000 associated with certain Federal and state net operating loss carryforwards and tax credits.

     Certain of the Company's subsidiaries have foreign net operating loss carryforwards aggregating $9,741,000 ($300,000 with no expiration date; $9,441,000 expiring 1999 through 2005), of which approximately $214,000 were acquired in connection with an acquisition. Subsequently recognized tax benefits which result from the utilization of these acquired net operating loss carryforwards will be applied to reduce the excess of cost over net assets of business acquired.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



15.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      (in thousands)                                                         1997          1996           1995
      -----------------------------------------------------------------------------------------------------------
            Cash paid during the year for taxes                            $ 1,071       $ 1,120         $  101
            Cash paid during the year for interest                             101           188            240
            Capital lease obligations entered into during the year                                          309
      -----------------------------------------------------------------------------------------------------------

16.  SUPPLEMENTARY STATEMENT OF OPERATIONS INFORMATION

     Maintenance and repairs expense for the years ended December 31, 1997, 1996 and 1995 was $1,164,000, $981,000 and $773,000 respectively. Depreciation and amortization expense related to equipment and leasehold improvements for the years ended December 31, 1997, 1996 and 1995 was $1,699,000, $2,020,000 and $1,374,000 respectively.

17.  EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                                        Year Ended
                                                                  -----------------------------------------------
      (dollars in thousands except per share data)                         1997             1996            1995
      -----------------------------------------------------------------------------------------------------------
          Net income (loss) available to common
                Shareholders                                             $ 5,686         $   (324)       $  4,582
      ===========================================================================================================
          Denominator for basic earnings (loss) per share:
              Weighted average Common shares and
                 nominal warrants outstanding                          8,259,416        7,921,158       7,836,938
          Effect of dilutive securities:
              Stock options                                              488,623                          158,110
              Warrants                                                    44,476                           23,452
                                                                  -----------------------------------------------
          Denominator for diluted earnings (loss) per share            8,792,515        7,921,158       8,018,500
      ===========================================================================================================
          Basic earnings (loss) per share                                $   .69         $   (.04)       $    .58
      ===========================================================================================================
          Diluted earnings (loss) per share                              $   .65         $   (.04)       $    .57
      ===========================================================================================================

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18.  SEGMENT AND MAJOR CUSTOMER DATA

     The Company operates principally in one business segment - the repair and healing of the musculoskeletal system. Financial information by geographic area is summarized as follows:

       (in thousands)                                                United States   Europe          Consolidated
      -----------------------------------------------------------------------------------------------------------
       Revenues
            1997                                                        $ 41,887         $  3,044        $ 44,931
            1996                                                          31,582            3,313          34,895
            1995                                                          24,293            3,641          27,934

       Operating income (loss)
            1997                                                        $  8,731         $    256        $  8,987
            1996 (1)                                                       4,732           (2,983)          1,749
            1995 (2)                                                       1,588           (1,350)            238

       Identifiable Assets
            1997                                                        $ 37,656         $  4,436        $ 42,092
            1996                                                          26,768            4,715          31,483
            1995                                                          24,929            5,241          30,170

     Customers comprising 10% or greater of the Company's consolidated net revenues are summarized as follows:

       (in thousands)                                            1997                  1996                 1995
      -----------------------------------------------------------------------------------------------------------
       Revenues
            MTF                                                         $ 25,731          $22,224        $ 18,009
            ARC                                                           15,442            8,735           5,544
      -----------------------------------------------------------------------------------------------------------
                                                                        $ 41,173          $30,959        $ 23,553
      ===========================================================================================================

     (1) Europe's operating loss includes a charge to earnings of $1,350,000 related to the restructuring of the company's non-allograft bone tissue operations located in Leiden.

     (2) US operating income includes a charge to earnings of $980,000 resulting from the termination of a distribution agreement.

19.  RETIREMENT BENEFITS

     The Company has a 401(k) plan which covers substantially all full time U.S. employees. The Company has agreed to contribute an amount equal to 25% of each participant's contribution. A participant's contribution may not exceed 15% of annual compensation, or the maximum allowed by the Internal Revenue Code, if less than 15% of compensation. Provisions of the plan include graduated vesting over five years of service. Total Company contributions for the years ended December 31, 1997, 1996 and 1995 were $161,000, $133,000 and $105,000 respectively.

     Certain of the Company's foreign subsidiaries provide retirement benefits to their employees through the purchase of non-participating annuity contracts. The expenses for these contracts were $56,000, $31,000 and $44,000 for the years ended December 31, 1997, 1996 and 1995.

     The Company does not maintain any other pension or post retirement plans.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


20.  RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the 1997 presentation.

21.  QUARTERLY FINANCIAL DATA (unaudited)

     The following is a summary of the unaudited quarterly results for the years ended December 31, 1997 and 1996:

                                                                           Quarter Ended
                                                   --------------------------------------------------------------
      (dollars in thousands except per share data)   March 31          June 30          Sept. 30          Dec. 31
      -----------------------------------------------------------------------------------------------------------
       1997

       Net revenues                                  $ 10,084           $ 10,703         $ 11,933        $ 12,211
       Cost of services
            and products                                3,872              3,936            4,217           3,810
       Net income                                         832              1,403            1,608           1,843
       Net income per share
            Basic                                    $    .10           $    .17         $    .19        $    .21
            Diluted                                       .10                .17              .18             .20
      -----------------------------------------------------------------------------------------------------------
       1996

       Net revenues                                  $  8,409           $  8,375         $  9,010        $  9,101
       Cost of services
            and products                                3,597              3,615            3,849           3,759
       Net income (loss)                                  171                202              251            (948)
       Net income (loss) per share
            Basic                                    $    .02           $    .03         $    .03       $    (.12)
            Diluted                                       .02                .02              .03            (.12)

     The quarter ended December 31, 1996 includes a pre-tax charge of $1,350,000 related to the restructuring of the Company's non-allograft bone tissue operations in Leiden, The Netherlands (See Note 4).

                                                                     SCHEDULE II


                        OSTEOTECH, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                                                Additions
                                                         Balance At   -----------------------------                  Balance At
                                                         Beginning     Charged To       Charged                         End
                                                         Of Period      Expenses       To Other      Deductions      Of Period
                                                       ------------------------------------------------------------------------
       For the year ended December 31, 1997:
            Allowance for doubtful accounts                 $  163                      $ (11)(a)     $   (5)(b)         $  147

            Valuation allowance for deferred
                  tax asset                                  4,530         (205)(d)                                       4,325

       For the year ended December 31, 1996:
            Allowance for doubtful accounts                    179           17           (10)(a)        (23)(b)            163
            Valuation allowance for deferred
                  tax asset                                  3,134        1,396(d)                                        4,530

       For the year ended December 31, 1995:
            Allowance for doubtful accounts                    158           18            (3)(a)                           179
            Allowance for loss on notes receivable
                 from a significant customer                 4,672                         (1)        (4,671)(c)              0
            Valuation allowance for deferred
                  tax asset                                  5,665          604(d)                    (3,135)(e)          3,134

     (a)  Represents foreign currency translation adjustments.

     (b)  Represents the write-off of accounts receivable.

     (c) Represents forgiveness of $524,000 on a non-interest bearing note which was fully reserved and loan principal repayments of $4,147,000 on a note which was fully reserved.

     (d)  Represents the tax effect of temporary differences.

     (e)  Represents recognition of a deferred tax asset.

                        REPORT OF INDEPENDENT ACCOUNTANTS






The Board of Directors and
  Stockholders of Osteotech, Inc.:



     Our report on the consolidated financial statements of Osteotech, Inc. and Subsidiaries is included on page F-2 of this 1997 Form 10-K. In connection with our audits of such consolidated financial statements, we have also audited the related financial statement schedule listed in the index on page F-1 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                                COOPERS & LYBRAND L.L.P.




Princeton, New Jersey
February 27, 1998
                                       S-2

                                 EXHIBIT INDEX


Exhibit                                                                               Page
Number    Description                                                                Number
------    -----------                                                                ------
10.35     Employment Agreement with Michael J. Jeffries
          dated January 1, 1998                                                        E-2

10.36     Employment Agreement with Roger C. Stikeleather
          dated January 1, 1998                                                        E-11

10.37     Employment Agreement with James L. Russell dated
          December 18, 1997                                                            E-20

21.1      Subsidiaries of the Registrant                                               E-29

23.1      Consent of Coopers & Lybrand LLP                                             E-30

27.0      Financial Data Schedule                                                      E-32

99.1      Risk Factors                                                                 E-33