Form 10-K/A
period 1997-12-31
OSTEOTECH INC
filed 1998-04-28
CIK 874734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
================================================================================

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

                        OSTEOTECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)


Year ended December 31,                                          1997           1996           1995
----------------------------------------------------------------------------------------------------
Net revenues:
     Service                                               $    42,861    $    31,717    $    24,451
     Product                                                     1,800          2,481          2,682
     Licensing fee                                                 257
     Grant                                                          13            697            801
                                                           -----------------------------------------
                                                                44,931         34,895         27,934

Costs and expenses:
     Cost of services                                           14,487         12,406         10,481
     Cost of products                                            1,348          2,414          2,078
     Marketing, general and administrative                      16,381         12,619         10,408
     Research and development                                    3,728          4,357          3,749
     Provision for restructuring                                                1,350
     Provision for termination of distribution agreement                                         980
                                                           -----------------------------------------
                                                                35,944         33,146         27,696

Operating income                                                 8,987          1,749            238

Other income (expense):
     Recovery of principal on note
         from a major client                                                                   4,147
     Interest income                                               673            448            605
     Interest expense                                             (140)          (232)          (252)
     Other                                                          52             55             82
                                                           -----------------------------------------
                                                                   585            271          4,582

Income before income taxes                                       9,572          2,020          4,820

Income tax provision                                             3,886          2,344            238
----------------------------------------------------------------------------------------------------

Net income (loss)                                          $     5,686    $      (324)   $     4,582

====================================================================================================
Net income (loss) per share:

     Basic                                                 $       .69    $      (.04)   $       .58

     Diluted                                               $       .65    $      (.04)   $       .57
----------------------------------------------------------------------------------------------------
Shares used in computing net income (loss) per share:
     Basic                                                   8,259,416      7,921,158      7,836,938
     Diluted                                                 8,792,515      7,921,158      8,018,500
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