Form 10-Q
period 1998-03-31
OSTEOTECH INC
filed 1998-05-13
CIK 874734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 1998

                                       or

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


                                  (732)542-2800
              (Registrant's telephone number, including area code)

                                 Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 par value - 8,859,553 shares as of April 30, 1998

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements


                        OSTEOTECH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (dollars in thousands)

                                                         March 31,  December 31,
                                                           1998        1997
--------------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                           $ 15,221      $ 13,884
     Short-term investments                                 2,945         1,473
     Accounts receivable, net                               7,402         7,547
     Inventories                                            1,101           792
     Deferred income taxes                                  1,532           457
     Prepaid expenses and other current assets              2,784         3,930
                                                         ----------------------
        Total current assets                               30,985        28,083

Property, plant and equipment, net                         12,881        11,650
Excess of cost over net assets of business acquired,
     Less accumulated amortization of $1,512 in 1998 and
     $1,449 in 1997                                         2,186         2,249
Other assets                                                1,075         1,070
--------------------------------------------------------------------------------
Total assets                                             $ 47,127      $ 43,052
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
Current liabilities:
     Accounts payable and accrued liabilities            $  7,068      $  6,919
     Notes payable                                            427           608
     Current maturities of long-term debt and
         obligations under capital leases                     566           634
                                                         ----------------------
        Total current liabilities                           8,061         8,161

Long-term debt and obligations under capital leases           100           203
Other liabilities                                             395           396
--------------------------------------------------------------------------------
Total liabilities                                           8,556         8,760
================================================================================

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 5,676,595 shares
         authorized; no shares issued or outstanding
     Common stock, $.01 par value; 20,000,000 shares
         authorized; issued and outstanding 8,857,053
         Shares in 1998 and 8,686,346 shares in 1997           89            87
     Additional paid-in capital                            38,311        36,130
     Accumulated other comprehensive loss                     (85)          (75)
     Retained earnings(deficit)                               256        (1,850)
--------------------------------------------------------------------------------
Total stockholders' equity                                 38,571        34,292
--------------------------------------------------------------------------------
Total liabilities and stockholders' equity               $ 47,127      $ 43,052
================================================================================

     See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                  (dollars in thousands, except per share data)


Three Months Ended March 31,                               1998          1997
--------------------------------------------------------------------------------
Net revenues:
     Service                                         $    13,157    $     9,478
     Product                                                 318            606
                                                     ---------------------------
                                                          13,475         10,084

Costs and expenses:
     Cost of services                                      4,053          3,420
     Cost of products                                        174            452
     Marketing, general and administrative                 4,819          3,798
     Research and development                              1,129            936
                                                     ---------------------------
                                                          10,175          8,606

Operating income                                           3,300          1,478

Other income (expense):
     Interest income                                         240            131
     Interest expense                                        (28)           (48)
     Other                                                    40              9
                                                     ---------------------------
                                                             252             92
                                                     ---------------------------

Income before income taxes                                 3,552          1,570

Income tax provision                                       1,446            738

--------------------------------------------------------------------------------
Net income                                           $     2,106    $       832
================================================================================
Net income per share:
      Basic                                          $       .24    $       .10
      Diluted                                        $       .22    $       .10
--------------------------------------------------------------------------------
Shares used in computing net income per share:
      Basic                                            8,812,549      8,043,553
      Diluted                                          9,439,261      8,374,262
================================================================================


     See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


Three Months Ended March 31,                                    1998       1997
--------------------------------------------------------------------------------
Cash Flow From Operating Activities
   Net income                                                 $ 2,106    $  832
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                            684       587
         Deferred income taxes                                 (1,075)      (50)
         Income tax benefit related to stock options            1,075
         Other items, net
         Changes in assets and liabilities:
            Accounts receivable                                   131      (362)
            Inventories                                          (317)      (90)
            Prepaid expenses and other current assets           1,128        34
            Accounts payable and other liabilities                194       361
--------------------------------------------------------------------------------
Net cash provided by operating activities                       3,926     1,312

Cash Flow From Investing Activities
   Capital expenditures                                        (1,846)     (572)
   Purchases of investments                                    (1,972)     (986)
   Proceeds from sale of investments                              500     1,986
   Increase in other assets                                       (27)      (29)
--------------------------------------------------------------------------------
Net cash provided by (used in) investing activities            (3,345)      399

Cash Flow From Financing Activities
   Proceeds from issuance of common stock                       1,108       418
   Proceeds from issuance of notes payable                                   93
   Principal payments on notes payable                           (181)     (259)
   Principal payments on long-term debt
      and obligations under capital leases                       (169)     (196)
--------------------------------------------------------------------------------
Net cash provided by financing activities                         758        56

Effect of exchange rate changes on cash                            (2)       27
--------------------------------------------------------------------------------

Net increase in cash and cash equivalents                       1,337     1,794
Cash and cash equivalents at beginning of period               13,884     7,290
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period                    $15,221    $9,084
================================================================================

Supplementary cash flow data:
   Cash paid during the period for interest                   $    28    $   47
   Cash paid during the period for taxes                                    231


     See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES

              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals)
     considered necessary by management to present fairly the Company's consolidated financial position as of March 31, 1998 and December 31, 1997, and the consolidated results of operations and the consolidated cash flows for the three-month periods ended March 31, 1998 and 1997. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997 which were included as part of the Company's Report on Form 10-K.


2.   Changes in Accounting Policies

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established standards for reporting and display of comprehensive income and its components in financial statements.

     Comprehensive income for the three-month periods ended March 31, 1998 and 1997 was $2,096,000 and $875,000, respectively. Other comprehensive income consists solely of foreign currency translation adjustments.

3.   Commitments and Contingencies

     Litigation

     The Company remains a defendant in two lawsuits in which patients claim that they have suffered damages from the implantation of allegedly defective spinal fixation devices allegedly distributed by the Company. Management believes that the suits and claims are without merit and intends to defend such actions vigorously. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. It is possible that the results of operations or liquidity and capital resources of the Company could be adversely affected by the ultimate outcome of the pending litigation or as a result of the costs of contesting such suits. The Company is unable to estimate the potential liability, if any, that may result from the pending litigation and, accordingly, no provision for any liability (except for accrued legal costs) has been made in the consolidated financial statements.

     The Company is involved in a patent infringement action against GenSci Laboratories, Inc. and GenSci Regeneration Sciences, Inc. (collectively "GenSci") alleging that GenSci has violated claims of one of the patents involving the Company's Grafton(R) Demineralized Bone Matrix (DBM) process.

     GenSci has filed a suit against the Company alleging patent infringement of three patents assigned to GenSci in addition to tortious interference with a business expectancy, negligent interference with a prospective economic advantage and inducing breach of contract and seeking a declaratory judgment of the invalidity of two of the Company's patents covering Grafton(R) DBM.

     The Company intends to vigorously pursue its claims against GenSci and also believes that GenSci's claims against the Company are without merit.


4.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                            Three Months Ended
                                                         -----------------------
     (dollars in thousands except per share data)             1998         1997
     ---------------------------------------------------------------------------

     Net income available to common
         Shareholders                                    $    2,106   $      832
     ===========================================================================
     Denominator for basic earnings per share:
     Weighted average Common shares and
           nominal warrants outstanding *                 8,812,549    8,043,553

     Effect of dilutive securities:
         Stock options                                      626,472      272,287
         Warrants                                               240       58,422

                                                         -----------------------
     Denominator for diluted earnings per share           9,439,261    8,374,262
     ===========================================================================

         Basic earnings per share                        $      .24   $      .10
     ===========================================================================

         Diluted earnings per share                      $      .22   $      .10
     ===========================================================================

     *    Nominal warrants are warrants with an exercise price of $.03.


5.   Reclassifications

     Certain prior year amounts have been reclassified to conform with the 1998 presentation.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Information contained herein contains "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995) which can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or other variations thereon or comparable terminology. Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections herein, including without limitation, statements regarding the Company's liquidity and capital resources and other statements contained herein regarding matters that are not historical facts, are forward-looking statements. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The matters set forth in Exhibit 99.0 to the Company's Form 10-K for the year ended December 31, 1997, constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements.


FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1998 AND 1997

Results of Operations

Net Income

Net income in the first quarter of 1998 increased to $2,106,000 or $.24 basic earnings per share and $.22 diluted earnings per share as compared to net income of $832,000 or $.10 basic and diluted earnings per share in the first quarter of 1997.

Following is a discussion of factors which affected results of operations for the three-month periods ended March 31, 1998 and 1997.

Revenues

Consolidated net revenues in the first quarter of 1998 increased 34% to $13,475,000 from $10,084,000 in the first quarter of 1997. During the first three months of 1998 and 1997, two of the Company's major customers accounted for 54% and 40%, and 63% and 29% of revenues, respectively.

Domestic revenues increased 36% to $12,773,000 in the first quarter of 1998 compared to $9,404,000 in the first quarter of 1997. The increase in domestic revenues resulted principally from increased demand for the Company's proprietary Grafton(R) DBM allograft-processing services, which increased 57% in 1998 compared to the prior year.

Foreign non-allograft bone tissue revenues increased 3% to $702,000 in the first quarter of 1998 compared to $680,000 in the first quarter of 1997. The increase resulted principally from an increase in orthopaedic coating service revenue partially offset by a decrease in ceramic product revenues.

Cost of Services and Products

Cost of services as a percentage of service revenues was 31% in the first quarter of 1998 compared to 36% in the first quarter of 1997. The decline in costs as a percentage of revenues results from an increased percentage of revenues coming from services with higher gross margins, operating efficiencies resulting from increased volume and an increase in fees charged to the Company's customers for certain allograft processing services.

Cost of products as a percentage of product revenues was 55% in the first quarter of 1998, compared to 75% in 1997. The decline in costs as a percentage of revenue in 1998 results primarily from a shift in product mix toward products with higher gross margins.

Marketing, General and Administrative

Marketing, general and administrative expenses increased $1,021,000 or 27% in the first quarter of 1998 compared to the same period last year. The increase was primarily attributable to expanded marketing and promotional activities, increased agent commissions directly related to the increase in Grafton(R) DBM revenues and increased administrative costs, principally outside professional services.

Research and Development

Research and development expenses increased $193,000 or 21% as compared to the same period in 1997, principally as a result of increased spending associated with the expansion of the Company's viral inactivation process to a broader range of allograft bone tissue and the development of new allograft bone tissue products, certain of which are expected to be introduced into the market before the end of 1998.

Other Income (expense)

In the first quarter of 1998, other income increased by $160,000 compared to the first quarter of 1997 due to higher invested cash and lower outstanding debt balances.

Income Tax Provision

The Company's effective income tax rate declined to 41% in the first quarter of 1998 from 47% in the first quarter of 1997. The high effective income tax rate in 1997 resulted from foreign losses for which no current tax benefits were available.

Liquidity and Capital Resources

At March 31, 1998, the Company had cash and short-term investments of $18,166,000 compared to $15,357,000 at December 31, 1997 and working capital increased $3,002,000 to $22,924,000 from $19,922,000.

Net cash provided by operations was $3,926,000 in the first quarter of 1998, compared to $1,312,000 in the first quarter of 1997. The increase resulted primarily from the Company's improved earnings in 1998 and a reduction in prepaid income taxes. Capital expenditures increased to $1,846,000 from $572,000 in the first quarter of 1997 as the Company continues to invest in facilities and equipment needed for current and future business requirements. Net cash provided by financing activities increased to $758,000 from $56,000 in the first quarter of 1997, principally from cash proceeds received from stock option exercises.

The Company has a loan and security agreement with a US bank which provides for borrowings of up to $3,000,000 under a revolving line of credit and $4,000,000 under an equipment line of credit. At March 31, 1998, $560,000 was outstanding under the equipment line of credit and there were no borrowings outstanding under the revolving line of credit. The Company also has a line of credit with a Dutch bank which provides for borrowings of up to 5,000,000 Dutch Guilders ("dfl"), or approximately $2,400,000 at the March 31, 1998 exchange rate. Analysis of the Company's cash position and anticipated cash flow indicated that it most likely would not be necessary to utilize a significant portion of this line of credit and, therefore, the Company agreed with the bank to limit its borrowings, if any, to no more than dfl 3,000,000 or approximately $1,440,000 at the March 31, 1998 exchange rate. Additionally, in connection with the Leiden facility lease, the Company is required to maintain a declining bank guarantee which reduced the current amount available for borrowings to dfl 2,922,000, or approximately $1,402,000 at the March 31, 1998 exchange rate. There were no borrowings outstanding under this credit line as of March 31, 1998.

The Company believes that its cash and cash equivalents, short-term investments and available lines of credit, together with anticipated future cash flow from operations, will be sufficient to meet its near-term requirements. From time to time the Company may seek additional funds through equity or debt financing. However, there can be no assurances that such additional funds will be available to the Company, or if available, that such funds will be available on terms favorable to the Company.

Impact of Inflation and Foreign Currency Exchange Fluctuations

The results of the Company's operations for the periods discussed above have not been significantly affected by inflation or foreign currency fluctuations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Patent Litigation

The following developments have occurred in the lawsuits between the Company and GenSci reported in Item 3 in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. On April 8, 1998, the court in the California action issued an order staying the California action pending a determination by the court in the New Jersey action as to whether GenSci was subject to the jurisdiction of the court in New Jersey. On May 4, 1998, the court in the New Jersey action issued an order transferring the New Jersey action to the United States District Court for the Central District of California.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

          Exhibit                                                  Page
          Number      Description                                 Number


          27.0        Financial Data Schedule                       E-1


     (b)  Reports on Form 8-K

          On January 12, 1998, the Company filed with the Commission a Current Report on Form 8-K to announce that the U.S. Patent and Trademark office has issued the Company U.S. Patent #5702677 entitled "Spherical Hydroxyapatite Particles and Process for the Production Thereof" ("the Patent").

          On February 2, 1998, the Company filed with the Commission a Current Report on Form 8-K to announce that the Company had filed a lawsuit on January 16, 1998, in the U.S. District Court in Newark, New Jersey against GenSci Laboratories, Inc. and GenSci Regeneration Sciences, Inc. for patent infringement and that approximately two (2) weeks after Osteotech's filing, GenSci had filed a suit in the U.S. District Court for the Central District of California accusing Osteotech of violating certain claims of two patents assigned to GenSci, by the processing of Grafton(R) DBM Flex.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   Osteotech, Inc.
                                               -----------------------
                                                     (Registrant)



Date: May 11, 1998                      By:    /s/ Richard W. Bauer
                                               -----------------------
                                               Richard W. Bauer
                                               President, Chief
                                               Executive Officer



Date: May 11, 1998                      By:    /s/ Michael J. Jeffries
                                               -----------------------
                                               Michael J. Jeffries
                                               Executive Vice President
                                               Chief Operating Officer
                                               Chief Financial Officer