Form 10-Q
period 1998-06-30
OSTEOTECH INC
filed 1998-08-14
CIK 874734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from ___________ to __________


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

Common Stock, $.01 par value - 8,776,224 shares as of July 31, 1998.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements


                        OSTEOTECH, INC. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (dollars in thousands)

                                                                                                 June 30,           December 31,
                                                                                                   1998                 1997
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
---------------------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                                                   $16,872               $13,884
     Short-term investments                                                                        3,469                 1,473
     Accounts receivable, net                                                                      8,676                 7,547
     Inventories                                                                                   1,209                   792
     Deferred income taxes                                                                         1,556                   457
     Prepaid expenses and other current assets                                                     2,045                 3,930
                                                                                            -------------------------------------
        Total current assets                                                                      33,827                28,083

Property, plant and equipment, net                                                                13,419                11,650
Excess of cost over net assets of business acquired,
     less accumulated amortization of $1,575 in 1998 and
     $1,449 in 1997                                                                                2,123                 2,249
Other assets                                                                                       1,256                 1,070
---------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                     $50,625              $43,052
=================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable and accrued liabilities                                                     $8,796               $ 6,919
     Notes payable                                                                                   140                   608
     Current maturities of long-term debt and
         obligations under capital leases                                                            488                   634
                                                                                            -------------------------------------
        Total current liabilities                                                                  9,424                 8,161

Long-term debt and obligations under capital leases                                                   21                   203
Other liabilities                                                                                    399                   396
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                  9,844                 8,760
---------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 5,676,595 shares
         authorized; no shares issued or outstanding
     Common stock, $.01 par value; 20,000,000 shares
         authorized; issued and outstanding 8,859,092
         shares in 1998 and 8,686,346 shares in 1997                                                  89                    87
     Additional paid-in capital                                                                   38,081                36,130
     Accumulated other comprehensive loss                                                            (74)                  (75)
     Retained earnings(deficit)                                                                    2,685                (1,850)
---------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                        40,781                34,292
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                       $50,625               $43,052
=================================================================================================================================

     See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                  (dollars in thousands, except per share data)


                                                                    Three Months                          Six Months
                                                                    Ended June 30,                       Ended June 30,
                                                         -----------------------------------  -----------------------------------
                                                                  1998             1997               1998              1997
---------------------------------------------------------------------------------------------------------------------------------
Net revenues:
     Service                                                    $14,927          $ 9,887            $28,084          $19,365
     Product                                                        203              559                521            1,165
     Licensing fee                                                  124              257                124              257
                                                         ------------------ ----------------  -----------------  ----------------
                                                                 15,254           10,703             28,729           20,787

Costs and expenses:
     Cost of services                                             4,461            3,526              8,514            6,946
     Cost of products                                               178              410                352              862
     Marketing, general and administrative                        5,762            3,831             10,581            7,629
     Research and development                                     1,077              890              2,206            1,826
                                                         ------------------ ----------------  -----------------  ----------------
                                                                 11,478            8,657             21,653           17,263

Operating income                                                  3,776            2,046              7,076            3,524

Other income (expense):
     Interest income                                                271              138                511              269
     Interest expense                                               (22)             (31)               (50)             (79)
     Other                                                          100               35                140               44
                                                         ------------------ ----------------  -----------------  ----------------
                                                                    349              142                601              234
                                                         ------------------ ----------------  -----------------  ----------------

Income before income taxes                                        4,125            2,188              7,677            3,758

Income tax provision                                              1,696              785              3,142            1,523

---------------------------------------------------------------------------------------------------------------------------------
Net income                                                      $ 2,429          $ 1,403            $ 4,535          $ 2,235
=================================================================================================================================
Net income per share:
     Basic                                                      $   .27          $   .17            $   .51          $   .28
     Diluted                                                    $   .26          $   .17            $   .48          $   .27
---------------------------------------------------------------------------------------------------------------------------------
Shares used in computing net income per share:
     Basic                                                    8,859,826        8,080,874          8,836,187        8,062,214
     Diluted                                                  9,390,855        8,479,063          9,415,058        8,426,663
=================================================================================================================================


     See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)

Six Months Ended June 30,                                           1998           1997
----------------------------------------------------------------------------------------
Cash Flow From Operating Activities
   Net income                                                   $  4,535       $  2,235
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                             1,371          1,218
         Deferred income taxes                                    (1,099)           (50)
         Income tax benefit related to stock options               1,099
         Changes in assets and liabilities:
               Accounts receivable                                (1,130)           161
               Inventories                                          (451)           (49)
               Prepaid expenses and other current assets           1,882            321
               Accounts payable and other liabilities              1,885             55
----------------------------------------------------------------------------------------
Net cash provided by operating activities                          8,092          3,891

Cash Flow From Investing Activities
   Capital expenditures                                           (2,941)        (1,585)
   Purchases of investments                                       (5,441)        (4,431)
   Proceeds from sale of investments                               3,445          2,973
   Increase in other assets                                         (230)           (50)
----------------------------------------------------------------------------------------
Net cash used in investing activities                             (5,167)        (3,093)

Cash Flow From Financing Activities
   Proceeds from issuance of common stock                          1,386            670
   Repurchase of common stock                                       (532)
   Proceeds from issuance of notes payable                                           93
   Principal payments on notes payable                              (468)          (530)
   Principal payments on long-term debt
     and obligations under capital leases                           (325)          (397)
----------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                   61           (164)

Effect of exchange rate changes on cash                                2             29
----------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                          2,988            663
Cash and cash equivalents at beginning of period                  13,884          7,290
----------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                      $ 16,872       $  7,953
========================================================================================

Supplementary cash flow data:
   Cash paid during the period for taxes                        $    988       $  1,071
   Cash paid during the period for interest                           49             87


     See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. and Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals)
     considered necessary by management to present fairly the Company's consolidated financial position as of June 30, 1998 and December 31, 1997, and the consolidated results of operations for the three-month and six-month periods ended June 30, 1998 and 1997, and the consolidated cash flows for the six-month periods then ended. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997 which were included as part of the Company's Report on Form 10-K.

2.   Changes in Accounting Policies

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established standards for reporting and display of comprehensive income and its components in financial statements.

     Comprehensive income was $2,440,000 and $4,536,000 in the three months and six months ended June 30, 1998, respectively, compared to $1,408,000 and $2,283,000 in the same periods last year. Other comprehensive income consists solely of foreign currency translation adjustments.

3.   Financing Arrangements

     The Company has a Loan and Security agreement with a US bank which provides for borrowings of up to $3,000,000 under a revolving line of credit and $4,000,000 under an equipment line of credit. In July 1998, the Company received a commitment from the same bank for a new credit facility which will replace the current facilities which expire in August 1998. The new credit facility will include a $5,000,000 revolving line of credit and a $21,500,000 building mortgage loan and equipment line of credit which the Company will use to fund the planned construction of a new processing facility. Consummation of the new credit facility is subject to negotiation and execution of a definitive agreement.

4.   Commitments and Contingencies

     Acquisition

     In June 1998, the Company acquired a 5% interest in OST Developpement S.A. ("OST"), a subsidiary of Transphyto S.A. of Clermont-Ferrand, France for an aggregate purchase price of 496,662 French Francs ("FRF"), or approximately $84,400. OST is a processor of bovine bone grafts for orthopaedic and dental use. The Company will acquire an additional 85% interest no later than March 1999, provided that certain milestones are achieved by OST. The purchase price for the additional interest will be FRF 8,503,338, or approximately $1,402,000 at the June 30, 1998 exchange rate. The Company also has the option to purchase the remaining 10% of OST at a price to be determined at the time of purchase.

     In addition, the Company has agreed to provide interest bearing loans to OST of up to FRF 10,000,000, or approximately $1,649,000 at the June 30, 1998 exchange rate, to support its capital expenditure and working capital requirements. In July and August 1998, the Company made advances to OST aggregating FRF 1,600,000 or $269,000.

     Litigation

     The Company remains a defendant in two lawsuits in which patients claim that they have suffered damages from the implantation of allegedly defective spinal fixation devices allegedly distributed by the Company. Management believes that the suits and claims are without merit and continues to defend against such actions vigorously.

     The Company is involved in a patent infringement action against GenSci Regeneration Laboratories, Inc. and GenSci Regeneration Sciences, Inc. (collectively "GenSci") alleging that GenSci has violated claims of one of the patents involving the Company's Grafton(R) Demineralized Bone Matrix
     (DBM) process. GenSci has filed a suit against the Company alleging patent infringement of three patents assigned to GenSci in addition to tortious interference with a business expectancy, negligent interference with a prospective economic advantage and inducing breach of contract and seeking a declaratory judgment of the invalidity of two of the Company's patents covering Grafton(R) DBM. The Company intends to vigorously pursue its claims against GenSci and also believes that GenSci's claims against the Company are without merit.

     In July 1998,  a  complaint  was filed  against  the  Company in the Second
     Judicial District Court, Bernallilo County, New Mexico, which alleges negligence, strict liability, breach of warranty, negligent misrepresentation, fraud, and violation of the New Mexico Unfair Trade Practices Act arising from allegedly defective dental implant coating and coating services provided to plaintiffs by a subsidiary of the Company, Cam Implants BV. Although plaintiffs have demanded monetary damages, an amount has not yet been specified. As this case is in its preliminary stages, the Company has not yet filed an answer to or otherwise moved to dismiss the complaint. The Company, however, believes that the claims against it are without merit and will vigorously defend against such claims. The Company maintains a general liability insurance policy with Lexington Insurance Company ("Lexington"), and Lexington has been notified of this action.

     Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. It is possible that the results of operations or liquidity and capital resources of the Company could be adversely affected by the ultimate outcome of the pending litigation or as a result of the costs of contesting such suits. The
     Company is unable to estimate the potential liability, if any, that may result from any of the pending litigation and, accordingly, no provision for any liability has been made in the consolidated financial statements.

5.   Stock Repurchase Program

     In June 1998, the Board of Directors of the Company authorized the repurchase and retirement of up to $5,000,000 of the Company's common stock through open market purchases. As of June 30, 1998, the Company had repurchased and retired 30,000 shares of common stock at a cost of $532,000. During July and August 1998, the Company repurchased and retired an additional 215,000 shares of common stock at a cost of $4,426,000.

6.   Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:


                                                               Three Months Ended                   Six Months Ended
                                                                     June 30,                           June 30,
                                                        ----------------------------------------------------------------------
        (dollars in thousands
         except per share data)                               1998             1997              1998              1997
        ----------------------------------------------------------------------------------------------------------------------
        Net income available to Common
            Shareholders                                        $ 2,429          $ 1,403           $ 4,535           $ 2,235
        ----------------------------------------------------------------------------------------------------------------------
        Weighted average common shares                        8,859,826        7,950,510         8,836,187         7,926,274
        Nominal warrants outstanding (a)                                         130,364                             135,940
                                                        ----------------------------------------------------------------------
        Denominator for basic earnings per share              8,859,826        8,080,874         8,836,187         8,062,214
        Effect of dilutive securities:
            Stock options                                       530,806          325,213           578,759           327,961
            Warrants                                                223           72,976               112            36,488
                                                        ----------------------------------------------------------------------
        Denominator for diluted earnings per
        share                                                 9,390,855        8,479,063         9,415,058         8,426,663
        ----------------------------------------------------------------------------------------------------------------------
            Basic earnings per share                            $   .27          $   .17           $   .51           $   .28
        ----------------------------------------------------------------------------------------------------------------------
            Diluted earnings per share                          $   .26          $   .17           $   .48           $   .27
        ----------------------------------------------------------------------------------------------------------------------


        (a)  Nominal warrants are warrants with an exercise price of $.03.


7.   Reclassifications

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

FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 1998 AND 1997

Results of Operations

Net Income

Net income in the second quarter of 1998 increased to $2,429,000 or $.27 basic earnings per share and $.26 diluted earnings per share compared to net income of $1,403,000 or $.17 basic and diluted earnings per share in the second quarter of 1997. Net income in the first six months of 1998 was $4,535,000 or $.51 basic earnings per share and $.48 diluted earnings per share compared to net income of $2,235,000 or $.28 basic earnings per share and $.27 diluted earnings per share in the first six months of 1997.

Following is a discussion of factors which affected results of operations for the three-month and six-month periods ended June 30, 1998 and 1997.

Revenues

Consolidated revenues in the second quarter of 1998 increased 43% to $15,254,000 from $10,703,000 in the second quarter of 1997. Revenues in the first six months of 1998 increased 38% to $28,729,000 from $20,787,000 in the first six months of 1997. During the second quarter and first six months of 1998, two of the Company's major customers accounted for 56% and 39% and 55% and 39%, respectively, of revenues.

Domestic revenues increased 51% to $14,666,000 in the second quarter of 1998 from $9,725,000 in the second quarter of 1997 and increased 43% to $27,439,000 in the first six months of 1998 from $19,129,000 in the first six months of 1997. The increase in domestic revenues resulted principally from increased demand for the Company's proprietary Grafton(R) (DBM) allograft processing services which increased 65% in the second quarter of 1998 and 61% in the first six months of 1998 as compared to the same periods in 1997. Allograft tissue processing services other than Grafton increased 35% and 25%, respectively, in the second quarter and first six months of 1998.

Foreign non-allograft revenues decreased 40% in the second quarter of 1998 to $588,000 from $978,000 in the second quarter of 1997 and decreased 22% in the six months ended June 30, 1998 to $1,290,000 from $1,658,000 in the six months ended June 30, 1997. The decrease in foreign revenues resulted principally from lower ceramic product revenues and, in accordance with the license agreement entered into in 1997, lower licensing fee revenues. Additionally, orthopaedic coating revenues decreased due to a temporary closing of one of the Company's major coating customer's facility in conjunction with the relocation of such facility.

Cost of Services and Products

Cost of services as a percentage of service revenues was 30% in the second quarter and first six months of 1998 compared to 36% in both periods last year. The decline in costs as a percentage of revenues results from an increased percentage of revenue coming from services with higher gross margins, operating efficiencies resulting from increased volume and an increase in fees charged to the Company's customers for certain allograft processing services.

Cost of products as a percentage of product revenues was 88% and 68% in the second quarter and first six months of 1998, respectively, compared to 73% and 74% in the same periods last year. The changes in costs as a percentage of product revenues during the second quarter and first six months of 1998 results primarily from a shift in product mix.

Marketing, General and Administrative

Marketing, general and administrative expenses increased $1,931,000 or 50% in the second quarter and $2,952,000 or 39% in the first six months of 1998, compared to the same periods last year. The increases were primarily attributable to expanded marketing and promotional activities, increased agent commissions directly related to the increase in Grafton(R) DBM revenues and increased administrative costs, principally outside professional services.

Research and Development

Research and development expenses increased $187,000 or 21% and $380,000 or 21% in the second quarter and first six months of 1998, respectively, compared to the same periods last year. The increases result principally from increased spending associated with the future expansion of the Company's viral inactivation process to a broader range of allograft bone tissue and the development of new allograft bone tissue products, certain of which are expected to be introduced into the market before the end of 1998.

Other Income (expense)

In the second quarter and first six months of 1998, other income increased by $207,000 and $367,000, respectively, compared to the same periods last year due to higher invested cash and lower outstanding debt balances.

Income Tax Provision

The Company's effective income tax rate was 41% in the second quarter and first six months of 1998 compared to 36% and 41%, respectively, in the same periods last year. In the second quarter of 1997, higher foreign income reduced the overall effective tax rate since corresponding taxes were offset by utilization of net operating loss carryforwards.

Liquidity and Capital Resources

At June 30, 1998, the Company had cash and short-term investments of $20,341,000 compared to $15,357,000 at December 31, 1997. Working capital increased $4,481,000 to $24,403,000 at June 30, 1998 from $19,922,000 at December 31,
1997.

Net cash provided by operations was $8,092,000 in the first six months of 1998, compared to $3,891,000 in the first six months of 1997. The increase resulted primarily from improved earnings in 1998 and a reduction in prepaid income taxes.

Cash used in investing activities increased to $5,167,000 in the first six months of 1998 from $3,093,000 in the first six months of 1997. The increase results principally from capital expenditures which increased to $2,941,000 from $1,585,000 as the Company continues to invest in facilities and equipment needed for current and future business requirements. The Company plans to commence construction of a new processing facility which it expects to occupy by the end of 1999 at an aggregate anticipated cost of approximately $25 million. The Company plans to fund the construction of this facility primarily from the new credit facility described below.

Net cash provided by financing activities increased by $225,000 in the first six months of 1998, principally from an increase in cash proceeds received from stock option exercises net of cash used to repurchase 30,000 shares of the Company's common stock. In June 1998, the Board of Directors of the Company authorized the repurchase and retirement of up to $5,000,000 of the Company's common stock through open market purchases. As of June 30, 1998, the Company had repurchased and retired 30,000 shares of common stock at a cost of $532,000. During July and August 1998, the Company repurchased and retired an additional 215,000 shares of common stock at a aggregate cost of $4,426,000.

The Company has a loan and security agreement with a US bank which provides for borrowings of up to $3,000,000 under a revolving line of credit and $4,000,000 under an equipment line of credit. At June 30, 1998, $427,000 was outstanding under the equipment line of credit and there were no borrowings outstanding under the revolving line of credit. In July 1998, the Company received a commitment from the same bank for a new credit facility which will replace the current facilities which expire in August 1998. The new credit facility will include a $5,000,000 revolving line of credit and a $21,500,000 building mortgage loan and equipment line of credit which the Company will use to fund the planned construction of a new processing facility. Consummation of the new credit facility is subject to negotiation and execution of a definitive agreement. The Company also has a line of credit with a Dutch bank which provides for borrowings of up to 5,000,000 Dutch Guilders ("dfl"), or approximately $2,452,000 at the June 30, 1998 exchange rate. Analysis of the Company's cash position and anticipated cash flow indicated that it most likely would not be necessary to utilize a significant portion of the line of credit and, therefore, the Company agreed with the bank to limit its borrowings, if any, to no more than dfl 3,000,000, or approximately $1,471,000 at the June 30, 1998 exchange rate. There were no borrowings under this credit line as of June 30, 1998.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     "O" Company, Inc. v. Osteotech, Inc., Civ-98-06655 (Second Judicial Dist. Ct., Bernallilo County, N.M.)

     On July 16, 1998, the Company received a complaint that was filed against it in the Second Judicial District Court, Bernallilo County, New Mexico. The complaint alleges negligence, strict liability, breach of warranty, negligent misrepresentation, fraud, and violation of the New Mexico Unfair Trade Practices Act arising from allegedly defective dental implant coating and coating services provided to plaintiffs by a subsidiary of the Company, Cam Implants BV. Although plaintiffs have demanded monetary damages, an amount has not yet been specified. As this case is in its preliminary stages, the Company has not yet filed an answer to or otherwise moved to dismiss the complaint. The Company, however, believes that the claims against it are without merit and will vigorously defend against those claims. The Company maintains a general liability insurance policy with Lexington Insurance Company ("Lexington"), and Lexington has been notified of this action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a)  An annual meeting of stockholders was held on June 4, 1998.

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

               i) With respect to the election of Directors of the Company, the persons named below received the following number of votes:

                    Director                          For             Withheld
                    ------------------------------------------------------------
                    Richard W. Bauer                  7,465,308       413,940
                    Kenneth P. Fallon, III            7,468,773       410,475
                    Michael J. Jeffries               7,465,005       414,243
                    Donald D. Johnston                7,464,213       415,035
                    John Phillip Kostuik, M.D.        7,461,498       417,560
                    Stephen J. Sogin, Ph.D.           7,461,688       417,560

          ii) With respect to a proposal to ratify amendments to the Company's 1991 Stock Option Plan, as amended (the "Plan"), to increase the number of shares of common stock reserved for issuance under the Plan by 818,624 shares to 2,813,765 shares, the stockholders voted 2,939,328 shares in favor, 2,494,623 against and 19,465 abstained. Broker non-votes were not applicable. This proposal received the vote required by Delaware General Corporation Law ("DGCL") and the Company's by-laws for approval (i.e. affirmative vote of a majority of the outstanding shares present at the meeting, by proxy or in person, and entitled to vote at the annual meeting).

          iii) With respect to a proposal to ratify amendments to the Plan to conform the Plan with the current provisions of Rule 16b-3 under the Securities Exchange Act of 1934, the stockholders voted 7,611,923 shares in favor, 172,267 against and 16,336 abstained. Broker non-votes were not applicable. This proposal received the vote required by DGCL and the Company's by-laws for approval.

          iv) With respect to a proposal to ratify the selection of Coopers & Lybrand LLP as the Company's independent auditors for the fiscal year ending December 31, 1998; the stockholders voted 7,862,518 shares in favor, 9,734 against and 6,996 abstained. Broker non-votes were not applicable. This proposal received the vote required by DGCL and the Company's by-laws for approval. Effective July 1, 1998, Coopers & Lybrand LLP merged with Price Waterhouse. The newly formed firm is known as PricewaterhouseCoopers LLP.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

          Exhibit                                                   Page
          Number            Description                            Number


          27.0              Financial Data Schedule                 E-1



     (b)  Reports on Form 8-K

          None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        Osteotech, Inc.
                                                    --------------------------
                                                         (Registrant)



Date:    August 13, 1998            By:              /s/RICHARD W. BAUER
                                                    --------------------------
                                                     Richard W. Bauer
                                                     President, Chief
                                                     Executive Officer



Date:    August 13, 1998            By:              /s/MICHAEL J. JEFFRIES
                                                    --------------------------
                                                     Michael J. Jeffries
                                                     Executive Vice President
                                                     Chief Operating Officer
                                                     Chief Financial Officer