Form 10-Q
period 1998-09-30
OSTEOTECH INC
filed 1998-11-13
CIK 874734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1998

                                       or

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

Common Stock, $.01 par value - 8,896,911 shares as of October 31, 1998.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                        OSTEOTECH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (dollars in thousands)

                                                                                September 30,         December 31,
                                                                                    1998                  1997
-----------------------------------------------------------------------------------------------------------------
ASSETS
-----------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                                    $ 16,434              $ 13,884
     Short-term investments                                                          2,919                 1,473
     Accounts receivable, net                                                        8,205                 7,547
     Deferred processing costs                                                       1,935                 1,070
     Inventories                                                                     1,243                   792
     Deferred income taxes                                                           3,327                   457
     Prepaid expenses and other current assets                                         787                 2,860
                                                                                  ------------------------------
        Total current assets                                                        34,850                28,083

Property, plant and equipment, net                                                  14,261                11,650
Excess of cost over net assets of business acquired,
     less accumulated amortization of $1,638 in 1998 and
     $1,449 in 1997                                                                  2,060                 2,249
Other assets                                                                         1,758                 1,070
-----------------------------------------------------------------------------------------------------------------
Total assets                                                                      $ 52,929              $ 43,052
=================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable and accrued liabilities                                     $  9,946              $  6,919
     Notes payable                                                                      26                   608
     Current maturities of long-term debt and
         Obligations under capital leases                                              352                   634
                                                                                  ------------------------------
        Total current liabilities                                                   10,324                 8,161

Long-term debt and obligations under capital leases                                      0                   203
Other liabilities                                                                      408                   396
-----------------------------------------------------------------------------------------------------------------
Total liabilities                                                                   10,732                 8,760
-----------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 5,676,595 shares
         Authorized; no shares issued or outstanding
     Common stock, $.01 par value; 20,000,000 shares
         Authorized; issued and outstanding 8,895,461
         shares in 1998 and 8,686,346 shares in 1997                                    89                    87
     Additional paid-in capital                                                     36,796                36,130
     Accumulated other comprehensive income(loss)                                        9                   (75)
     Retained earnings(deficit)                                                      5,303                (1,850)
-----------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                          42,197                34,292
-----------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                        $ 52,929              $ 43,052
=================================================================================================================

     See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                  (dollars in thousands, except per share data)

                                                                           Three Months                         Nine Months
                                                                        Ended September 30,                 Ended September 30,
                                                                    ---------------------------         ----------------------------
                                                                       1998              1997              1998              1997
------------------------------------------------------------------------------------------------------------------------------------
Net revenues:
     Service                                                         $ 14,001          $ 11,551          $ 42,085          $ 30,916
     Product                                                              282               382               803             1,547
     Licensing fee                                                          0                 0               124               257
                                                                     --------          --------          --------          --------
                                                                       14,283            11,933            43,012            32,720

Costs and expenses:
     Cost of services                                                   3,910             3,971            12,424            10,917
     Cost of products                                                     232               246               584             1,108
     Marketing, general and administrative                              4,851             4,317            15,432            11,946
     Research and development                                           1,079               861             3,285             2,687
                                                                     --------          --------          --------          --------
                                                                       10,072             9,395            31,725            26,658

Operating income                                                        4,211             2,538            11,287             6,062

Other income (expense):
     Interest income                                                      257               189               768               458
     Interest expense                                                     (14)              (30)              (64)             (109)
     Other                                                                 42                15               182                59
                                                                     --------          --------          --------          --------
                                                                          285               174               886               408
                                                                     --------          --------          --------          --------

Income before income taxes                                              4,496             2,712            12,173             6,470

Income tax provision                                                    1,878             1,104             5,020             2,627

------------------------------------------------------------------------------------------------------------------------------------
Net income                                                           $  2,618          $  1,608          $  7,153          $  3,843
====================================================================================================================================
Net income per share:
     Basic                                                           $    .30          $    .19          $    .81          $    .47
     Diluted                                                         $    .28          $    .18          $    .76          $    .45
------------------------------------------------------------------------------------------------------------------------------------
Shares used in computing net income per share:
     Basic                                                          8,779,253         8,309,783         8,817,209         8,144,737
     Diluted                                                        9,305,756         8,961,404         9,378,624         8,604,910
====================================================================================================================================


     See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)

Nine Months Ended September 30,                                             1998                   1997
----------------------------------------------------------------------------------------------------------
Cash Flow From Operating Activities
   Net income                                                             $  7,153               $  3,843
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                       2,042                  1,721
         Deferred income taxes                                              (2,870)                   (50)
         Income tax benefit related to stock options                         2,870
         Changes in assets and liabilities:
               Accounts receivable                                            (624)                  (829)
               Deferred processing costs                                      (865)                   314
               Inventories                                                    (467)                   (18)
               Prepaid expenses and other current assets                     2,083                    598
               Accounts payable and other liabilities                        2,938                  1,952
----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                   12,260                  7,531

Cash Flow From Investing Activities
   Capital expenditures                                                     (4,326)                (2,443)
   Purchases of investments                                                 (7,387)                (4,431)
   Proceeds from sale of investments                                         5,941                  5,445
   Increase in other assets                                                   (746)                   (98)
----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                       (6,518)                (1,527)

Cash Flow From Financing Activities
   Proceeds from issuance of common stock                                    2,756                  1,747
   Repurchase of common stock                                               (4,958)
   Proceeds from issuance of notes payable                                                             93
   Principal payments on notes payable                                        (582)                  (722)
   Principal payments on long-term debt
     and obligations under capital leases                                     (482)                  (594)
----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                         (3,266)                   524

Effect of exchange rate changes on cash                                         74                     33
----------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                    2,550                  6,561
Cash and cash equivalents at beginning of period                            13,884                  7,290
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                $ 16,434               $ 13,851
==========================================================================================================

Supplementary cash flow data:
   Cash paid during the period for taxes                                  $  1,065               $  1,071
   Cash paid during the period for interest                                     63                    110


     See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals)
     considered necessary by management to present fairly the Company's consolidated financial position as of September 30, 1998 and December 31, 1997, and the consolidated results of operations for the three-month and nine-month periods ended September 30, 1998 and 1997, and the consolidated cash flows for the nine-month periods then ended. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997 which were included as part of the Company's Report on Form 10-K.

2.   Changes in Accounting Policies

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 established standards for reporting and display of comprehensive income and its components in financial statements.

     Comprehensive income was $2,701,000 and $7,237,000 in the three months and nine months ended September 30, 1998, respectively, compared to $1,608,000 and $3,891,000 in the same periods last year. Other comprehensive income consists solely of foreign currency translation adjustments.

3.   Financing Arrangements

     The Company has a Loan and Security agreement with a US bank which provides for borrowings of up to $3,000,000 under a revolving line of credit and $4,000,000 under an equipment line of credit. In July 1998, the Company received a commitment from the same bank for a new credit facility which will replace the current facilities which expire in December 1998. The new credit facility will include a $5,000,000 revolving line of credit and a $21,500,000 building mortgage loan and equipment line of credit which the Company will use to fund the planned construction of a new processing facility. Consummation of the new credit facility is subject to negotiation and execution of a definitive agreement.

4.   Commitments and Contingencies

     Acquisition

     In June 1998, the Company acquired a 5% interest in OST Developpement S.A. ("OST"), a subsidiary of Transphyto S.A. of Clermont-Ferrand, France for an aggregate purchase price of 496,662 French Francs ("FRF"), or approximately $84,400. OST is a processor of bovine bone grafts for orthopaedic and dental use. The Company will acquire an additional 85% interest no later than March 1999, provided that certain milestones are achieved by OST. The purchase price for the additional interest will be FRF 8,503,338, or approximately $1,519,000 at the September 30, 1998 exchange rate. The Company also has the option to purchase the remaining 10% of OST at a price to be determined at the time of purchase.

     In addition, the Company has agreed to provide interest-bearing loans to OST of up to FRF 10,000,000, or approximately $1,787,000 at the September 30, 1998 exchange rate, to support its capital expenditure and working capital requirements. In July and August 1998, the Company made advances to OST aggregating FRF 1,600,000 or $268,000.

     Litigation

     The Company remains a defendant in two lawsuits in which patients claim that they have suffered damages from the implantation of allegedly defective spinal fixation devices allegedly distributed by the Company. Both cases have been stayed with respect to the Company. Management believes that the claims made in these suits are without merit and, accordingly, both such cases are and will continue to be vigorously defended.

     In January 1998, the Company filed a patent infringement action against GenSci Regeneration Laboratories, Inc. ("GenSci Labs") and GenSci Regeneration Sciences, Inc. ("GenSci Sciences") alleging that GenSci parties has violated claims of one of the patents involving the Company's Grafton(R) Demineralized Bone Matrix (DBM) process. Approximately two weeks after Osteotech's filing, GenSci Labs filed a suit against the Company alleging patent infringement of two patents assigned to GenSci Labs in addition to tortious interference with a business expectancy, negligent interference with a prospective economic advantage and inducing breach of contract and seeking a declaratory judgment of the invalidity of two of the Company's patents covering Grafton(R) DBM. In February 1998, GenSci Labs amended its complaint alleging essentially the same causes of action but adding a third patent to the allegation of patent infringement. The actions have been consolidated into one lawsuit. In September 1998, GenSci Labs served an amended complaint, which asserted, in addition to the previously asserted claims, claims of false advertising under Federal law. In September 1998, the Company served its answer to this amended complaint, asserted counterclaims against GenSci Labs and served a third-party complaint against GenSci Sciences, DePuy, Inc. and DePuy Motech, Inc. The Company's counterclaims and third party complaint accuses the GenSci parties of infringing a second Company patent, in addition to the patent referred to above, and accuses the DePuy and GenSci parties of acting jointly and severally in infringing the claims of both such patents. Discovery has commenced and is ongoing. The Company has and will continue to vigorously defend any claims against it and prosecute the claims it has asserted against the GenSci and DePuy parties.

     In July 1998,  a  complaint  was filed  against  the  Company in the Second
     Judicial District Court, Bernallilo County, New Mexico, which alleges negligence, strict liability, breach of warranty, negligent misrepresentation, fraud, and violation of the New Mexico Unfair Trade Practices Act arising from allegedly defective dental implant coating and coating services provided to plaintiffs by a subsidiary of the Company, Cam Implants BV. Plaintiffs have demanded monetary damages. On August 14, 1998, the Company removed this action to the United States District Court for the District of New Mexico. On August 24, 1998, the Company filed and served its answer, denying any and all liability in this action, and moved to dismiss five of the seven claims alleged against it in this action - negligence, strict liability, negligent misrepresentation, fraud, and violation of the New Mexico Unfair Trade Practices Act. On November 5, 1998, the Company moved for summary judgment in its favor on all of the claims alleged in this action, on the ground that all of plaintiffs' claims are barred by their applicable statutes of limitations. The Company believes that the claims against it are without merit and will continue to vigorously defend against such claims.

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

5.   Stock Repurchase Program

     In June 1998, the Board of Directors of the Company authorized the repurchase and retirement of up to $5,000,000 of the Company's common stock through open market purchases. As of September 30, 1998, the Company completed this program and had repurchased and retired 245,000 shares of common stock at a cost of $4,958,000.

6.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                            Three Months Ended                Nine Months Ended
                                                                               September 30,                    September 30,
                                                                       ---------------------------       ---------------------------
     (dollars in thousands
      except per share data)                                              1998             1997             1998             1997
     -------------------------------------------------------------------------------------------------------------------------------
     Net income available to Common
         Shareholders                                                  $    2,618       $    1,608       $    7,153       $    3,843
     -------------------------------------------------------------------------------------------------------------------------------

     Weighted average common shares                                     8,779,253        8,196,979        8,817,209        8,016,508
     Nominal warrants outstanding (a)                                                      112,804                           128,229
                                                                       -------------------------------------------------------------
     Denominator for basic earnings per share                           8,779,253        8,309,783        8,817,209        8,144,737
     Effect of dilutive securities:
         Stock options                                                    526,270          611,093          561,337          446,664
         Warrants                                                             233           40,528               78           13,509
                                                                       -------------------------------------------------------------
     Denominator for diluted earnings per share                         9,305,756        8,961,404        9,378,624        8,604,910
     -------------------------------------------------------------------------------------------------------------------------------

         Basic earnings per share                                      $      .30       $      .19       $      .81       $      .47
     -------------------------------------------------------------------------------------------------------------------------------

         Diluted earnings per share                                    $      .28       $      .18       $      .76       $      .45
     -------------------------------------------------------------------------------------------------------------------------------

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

FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997

Results of Operations

Net Income

Net income in the third quarter of 1998 increased to $2,618,000 or $.30 basic earnings per share and $.28 diluted earnings per share compared to net income of $1,608,000 or $.19 basic and $.18 diluted earnings per share in the third quarter of 1997. Net income in the first nine months of 1998 was $7,153,000 or $.81 basic earnings per share and $.76 diluted earnings per share compared to net income of $3,843,000 or $.47 basic earnings per share and $.45 diluted earnings per share in the first nine months of 1997.

Following is a discussion of factors which affected results of operations for the three-month and nine-month periods ended September 30, 1998 and 1997.

Revenues

Consolidated revenues in the third quarter of 1998 increased 20% to $14,283,000 from $11,933,000 in the third quarter of 1997. Revenues in the first nine months of 1998 increased 31% to $43,012,000 from $32,720,000 in the first nine months of 1997. During the third quarter and first nine months of 1998, two of the Company's major customers accounted for 58% and 38% and 56% and 39%, respectively, of revenues.

Domestic revenues increased 22% to $13,738,000 in the third quarter of 1998 from $11,274,000 in the third quarter of 1997 and increased 35% to $41,177,000 in the first nine months of 1998 from $30,403,000 in the first nine months of 1997. Revenue growth was slower in the third quarter of 1998 as compared with the two preceding quarters of 1998 due to: (i) the Company's decision to perform the annual shutdown of its allograft tissue processing facility in the quarter, which lasted for approximately two weeks and impacted the Company's ability to ship base allograft tissue products to its clients and (ii) the traditional slowdown in surgical procedures in July and August which impacted demand for the Company's proprietary Grafton(R) (DBM) in the quarter. In 1997, the facility shutdown occurred during the second quarter. The net increase in domestic revenues resulted principally from increased demand for the Company's proprietary Grafton(R) (DBM) allograft processing services which increased 32% in the third quarter of 1998 and 50% in the first nine months of 1998 as compared to the same periods in 1997.

Foreign non-allograft revenues decreased 17% in the third quarter of 1998 to $545,000 from $659,000 in the third quarter of 1997 and decreased 21% in the nine months ended September 30, 1998 to $1,835,000 from $2,317,000 in the nine months ended September 30, 1997. The decrease in foreign revenues resulted principally from lower ceramic product revenues and, in accordance with a license agreement entered into in 1997 related to the Company's PolyActive patents and technology, lower licensing fee revenues. Additionally, orthopaedic coating revenues decreased due to European summer slowdown in surgical procedures, and in the nine months, the temporary closing of one of the Company's major coating customer's facility in conjunction with the relocation of such facility.

Cost of Services and Products

Cost of services as a percentage of service revenues was 28% and 30% in the third quarter and first nine months of 1998, respectively, compared to 34% and 35% in the same periods last year. The decline in costs as a percentage of revenues as compared with the same periods last year results from an increased percentage of revenue coming from services with higher gross margins, operating efficiencies resulting from increased volume and an increase in fees charged to the Company's customers for certain allograft processing services.

Cost of products as a percentage of product revenues was 82% and 73% in the third quarter and first nine months of 1998, respectively, compared to 64% and 72% in the same periods last year. The changes in costs as a percentage of product revenues during the third quarter and first nine months of 1998 results primarily from a shift in product mix.

Marketing, General and Administrative

Marketing, general and administrative expenses increased $534,000 or 12% in the third quarter and $3,486,000 or 29% in the first nine months of 1998, compared to the same periods last year. The increases were primarily attributable to expanded marketing and promotional activities, increased agent commissions directly related to the increase in Grafton(R) DBM revenues and increased administrative costs, principally outside professional services.

Research and Development

Research and development expenses increased $218,000 or 25% and $598,000 or 22% in the third quarter and first nine months of 1998, respectively, compared to the same periods last year. The increases result principally from increased spending associated with the future expansion of the Company's viral inactivation process to a broader range of allograft bone tissue and the development of new allograft bone tissue products, certain of which are expected to be introduced into the market before the end of 1998.

Other Income (expense)

In the third quarter and first nine months of 1998, other income increased by $111,000 and $478,000, respectively, compared to the same periods last year due to higher invested cash and lower outstanding debt balances.

Income Tax Provision

The Company's effective income tax rate was 42% and 41%, respectively, in the third quarter and first nine months of 1998 compared to 41% in both periods last year. The effective income tax rate in the third quarter of 1998 was impacted by foreign losses for which no current tax benefit was available.

Liquidity and Capital Resources

At September 30, 1998, the Company had cash and short-term investments of $19,353,000 compared to $15,357,000 at December 31, 1997. Working capital increased $4,604,000 to $24,526,000 at September 30, 1998 from $19,922,000 at
December 31, 1997.

Net cash provided by operations was $12,260,000 in the first nine months of 1998, compared to $7,531,000 in the first nine months of 1997. The increase resulted primarily from improved earnings in 1998 and a reduction in prepaid income taxes.

Cash used in investing activities increased to $6,518,000 in the first nine months of 1998 from $1,527,000 in the first nine months of 1997. The increase results principally from capital expenditures that increased to $4,326,000 from $2,443,000 as the Company continues to invest in facilities and equipment needed for current and future business requirements and a net increase in short-term investments of $1,446,000. The Company plans to commence construction of a new processing facility which it expects to occupy by the end of 1999 at an aggregate anticipated cost of approximately $25 million. The Company plans to fund the construction of this facility primarily from the new credit facility described below.

Net cash used in financing activities increased by $3,790,000 in the first nine months of 1998, principally as a result of cash used to repurchase and retire 245,000 shares of common stock at a cost of $4,958,000.

The Company has a loan and security agreement with a US bank which provides for borrowings of up to $3,000,000 under a revolving line of credit and $4,000,000 under an equipment line of credit. At September 30, 1998, $294,000 was outstanding under the equipment line of credit and there were no borrowings outstanding under the revolving line of credit. In July 1998, the Company received a commitment from the same bank for a new credit facility which will replace the current facilities which expire in December 1998. The new credit facility will include a $5,000,000 revolving line of credit and a $21,500,000 building mortgage loan and equipment line of credit which the Company will use to fund the planned construction of a new processing facility. Consummation of the new credit facility is subject to negotiation and execution of a definitive agreement. The Company also has a line of credit with a Dutch bank which provides for borrowings of up to 5,000,000 Dutch Guilders ("dfl"), or approximately $2,657,000 at the September 30, 1998 exchange rate. Analysis of the Company's cash position and anticipated cash flow indicated that it most likely would not be necessary to utilize a significant portion of the line of credit and, therefore, the Company agreed with the bank to limit its borrowings, if any, to no more than dfl 3,000,000, or approximately $1,594,000 at the September 30, 1998 exchange rate. There were no borrowings under this credit line as of September 30, 1998.

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

Year 2000

The Company recognizes the need to ensure that Year 2000 issues will not adversely impact its operations and has identified its potential Year 2000 risk in three categories: internal business software and hardware; internal non-financial software and hardware; and external noncompliance by suppliers and customers.

INTERNAL BUSINESS SOFTWARE AND HARDWARE. During 1994, the Company determined that its existing business systems were not adequate to support the anticipated growth in the Company's business operations and purchased a fully integrated management information system, which is Year 2000 compliant. Implementation of the new system commenced in 1995 and most of the system is operational at this time. Full implementation of the remainder of the system is scheduled for June 30, 1999. The completion cost for implementation of the remaining software is not expected to be material. All related hardware used to support internal business software is currently Year 2000 compliant. As a result, the Company does not believe that it requires a contingency plan with respect to its internal business systems, and therefore has not developed one, however, if significant risks are identified or progress deviates from the anticipated timeline, the Company will develop contingency plans as deemed necessary at that time.

INTERNAL NON-FINANCIAL SOFTWARE. The Company is currently assessing the potential effect of, and cost of remediating internal non-financial software and hardware such as fax machines, photocopiers, telephone systems, security systems and other business equipment and believes that minimal changes will be required for Year 2000 compliance. The Company expects to be in full compliance with its internal non-financial systems before the year 2000 and further anticipates that the cost to achieve such compliance is not expected to be material.

SUPPLIERS AND CUSTOMERS. The Company has initiated written communications with all of its significant suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. To the extent that the Company does not receive adequate responses by December 31, 1998, it will develop contingency plans with respect to the affected suppliers and, or customers. At this time the Company cannot estimate the additional cost, if any, that may result from such contingency plans.

Based on the progress the Company has made in addressing its Year 2000 issues, it does not foresee significant risks associated with its year 2000 compliance program at this time. Although the Company expects to be compliant before the year 2000, there is no guarantee that these results will be achieved. Partial or total business systems interruption or the inability of a significant supplier or customer to achieve Year 2000 compliance could have a material adverse effect on the Company's business operations, financial condition, results of operations and business prospects.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     "O" Company, Inc. v. Osteotech, Inc., Case No. Civ. 98-981 BB/LFG (United States District Court for the District of New Mexico)

     On July 16, 1998, the Company received a complaint that was filed against it in the Second Judicial District Court, Bernallilo County, New Mexico. The complaint alleges negligence, strict liability, breach of warranty, negligent misrepresentation, fraud, and violation of the New Mexico Unfair Trade Practices Act arising from allegedly defective dental implant coating and coating services provided to plaintiffs by a subsidiary of the Company, Cam Implants BV. Plaintiffs have demanded monetary damages. On August 14, 1998, the Company removed this action to the United States District Court for the District of New Mexico. On August 24, 1998, the Company filed and served its answer, denying any and all liability in this action, and moved to dismiss five of the seven claims alleged against it in this action - negligence, strict liability, negligent misrepresentation, fraud, and violation of the New Mexico Unfair Trade Practices Act. The motion remains sub judice. On November 5, 1998, the Company moved for summary judgment in its favor on all of the claims alleged in this action, on the ground that all of plaintiffs' claims are barred by their applicable statutes of limitations. The Company believes that the claims against it are without merit and will continue to vigorously defend against such claims.

     Patent Infringement Litigation

     The following development occured in the previously reported patent infringement litigation between the Company and GenSci Regeneration Laboratories, Inc. and GenSci Regeneration Sciences, Inc. during the quarter ended September 30, 1998. In September 1998, GenSci Regeneration Laboratories, Inc. served an amended complaint against the Company which asserted, in addition to the previously asserted claims, claims of false advertising under Federal law. In September 1998, the Company served its answer to this amended complaint, asserted counterclaims against GenSci Regeneration Laboratories, Inc. and served a third-party complaint against GenSci Regeneration Sciences, Inc. DePuy, Inc. and DePuy Motech, Inc. The Company's counterclaims and third party complaint accuses the GenSci parties of infringing a second Company patent and accuses the DePuy and GenSci parties of acting jointly and severally in infringing the claims of both such patents.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

          Exhibit                                                          Page
          Number            Description                                   Number
          ------            -----------                                   ------

          10.22             Lease for the Company's
                            Shrewsbury, New Jersey Facility                E-1

          27.0              Financial Data Schedule                        E-11

     (b)  Reports on Form 8-K

          On July 15, 1998, the Company filed with the Commission a current report on Form 8-K to announce that on June 26, 1998 the Company's Board of Directors had authorized the repurchase and retirement of up to $5 million of the Company's common stock through open market purchases which will be made from time to time as market conditions allow. There were approximately 8,860,832 shares of common stock issued and outstanding as of May 31, 1998. Additionally, Osteotech announced on July 2, 1998 that it will acquire a majority interest in OST Developpement SA, ("OST") a subsidiary of Transphyto SA of Clermont-Ferrand, France, in a two step transaction. On June 25, 1998, Osteotech acquired a 5% interest in OST, and will acquire an additional 85% interest no later than March 1999, provided that certain milestones are achieved by OST. The aggregate cost of the transaction will be FF 9,000,000 (about $1.5 million at current exchange rates). The acquisition will not be dilutive to Osteotech in 1998, and is expected to contribute about $4 million in revenues and be accretive to net income in 1999. The agreement also provides for the future purchase by Osteotech of the remaining 10% of OST at a price to be determined at the time of the acquisition of the remaining shares.

          On September 21, 1998, the Company filed with the Commission a current report on Form 8-K to announce that the Company amended its patent infringement lawsuit against GenSci Regeneration Laboratories, Inc. and its parent GenSci Regeneration Sciences, Inc. ("GenSci"), to include as defendants DePuy Inc. and DePuy Motech, Inc. ("DePuy"). In its amendment to the lawsuit, the Company accuses GenSci of infringing the claims of a second patent and states that DePuy is infringing the claims of the two patents as a result of DePuy offering for sale products made and distributed by GenSci marketed under the names DynaGraft Gel and DynaGraft Putty. DePuy is the North American marketing and sales agent for GenSci's DynaGraft products.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      Osteotech, Inc.
                                           -------------------------------------
                                                       (Registrant)



Date: November 12, 1998                By: /s/ RICHARD W. BAUER
                                           -------------------------------------
                                           Richard W. Bauer
                                           President, Chief
                                           Executive Officer



Date: November 12, 1998                By: /s/ MICHAEL J. JEFFRIES
                                           -------------------------------------
                                           Michael J. Jeffries
                                           Executive Vice President
                                           Chief Operating Officer
                                           Chief Financial Officer