Form 10-K
period 1998-12-31
OSTEOTECH INC
filed 1999-03-31
CIK 874734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998       Commission File Number 0-19278

                                 OSTEOTECH, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                      13-13357370
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

51 James Way, Eatontown, New Jersey                            07724
(Address of principal executive offices)                     (Zip Code)

        Registrant's telephone number, including area code (732) 542-2800

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock - $.01 Par Value
                                (Title of class)

                         Preferred Stock Purchase Rights
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the Common Stock, par value $.01 per share, held by non-affiliates based upon the reported last sale price of the Common Stock on March 19, 1999 was approximately $385,571,080.

     As of March 19, 1999, there were 13,837,344 shares of Common Stock, par value $.01 per share, outstanding.

     The Index to Exhibits appears on page E-1.

                       Documents Incorporated by Reference

     The registrant's definitive 1999 Proxy Statement which will be filed pursuant to Regulation 14A is incorporated by reference into Part III of this Annual Report on Form 10-K.

                                 OSTEOTECH, INC.

                          1998 Form 10-K Annual Report

                                TABLE OF CONTENTS

Section                                                                                            Page
-------                                                                                            ----

PART I   ........................................................................................   1

   Item 1. Business..............................................................................   1
           Company Overview......................................................................   1
           Strategy .............................................................................   3
           Business Summary......................................................................   5
           Allograft Bone Tissue Processing......................................................   7
           Expansion of Allograft Bone Tissue Business in Europe.................................   9
           Other    .............................................................................  10
           Quality Assurance.....................................................................  11
           Clients  .............................................................................  12
           Education and Marketing...............................................................  12
           Government Regulations................................................................  13
           Research and Development..............................................................  14
           Competition...........................................................................  15
           Environmental Matters.................................................................  20
           Patents and Proprietary Rights........................................................  20
           Product Liability and Insurance.......................................................  21
           Employees.............................................................................  22
   Item 2. Properties ...........................................................................  22
   Item 3. Legal Proceedings.....................................................................  23
   Item 4. Submissions of Matters to a Vote of Security Holders..................................  25

PART II  ........................................................................................  25

   Item 5. Market for the Registrant's Common Equity and Related
           Stockholder Matters...................................................................  25
   Item 6. Selected Financial Data...............................................................  26
   Item 7. Management's Discussion And Analysis Of Financial
           Condition And Results Of Operations...................................................  27
   Item 7A.Quantitative and Qualitative Disclosures About Market Risk............................  36
   Item 8. Financial Statements and Supplementary Data...........................................  36
   Item 9. Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure...................................................  36

PART III ........................................................................................  36

   Item 10. Directors and Executive Officers of the Registrant...................................  36
   Item 11. Executive Compensation...............................................................  37
   Item 12. Security Ownership of Certain Beneficial Owners and Management.......................  37
   Item 13. Certain Relationships and Related Transactions.......................................  37

PART IV  ........................................................................................  38

   Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K......................  38


     The following  trademarks  and service marks appear in this Annual  Report:
PolyActive(TM) and bio-d(TM) threaded cortical bone dowel are trademarks and Osteotech(R), Grafton(R) Demineralized Bone Matrix (DBM) and Allogard(R) Packaging are registered trademarks of Osteotech, Inc.; LUBBOC(R) AND LADDEC(R) are registered trademarks of OST Developpement SA; SSCS(TM) is a trademark of Heinrich C. Ulrich, K.G.

                                     PART I

Item 1. Business

     Information contained throughout this Annual Report contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Some of the matters set forth in the "Risk Factors" section of this Annual Report and elsewhere in this Annual Report constitute cautionary statements identifying factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

Company Overview

     Osteotech, Inc. ("Osteotech") provides services and products primarily focused in the repair and healing of the musculoskeletal system. These products and services are marketed to the orthopaedic, neurological, oral/maxillofacial, dental and general surgery markets in the United States and Europe. Based on our knowledge of the allograft bone tissue industry, we believe that we are the world's largest processor and developer of human bone and bone connective tissue ("allograft bone tissue") products. The allograft bone tissue processed by Osteotech is procured by independent tissue banks primarily through the donation of tissue from deceased human donors and is used for transplantation. We have two primary operating segments:

     o    the   Grafton(R)   Demineralized   Bone  Matrix  (DBM)   segment  (the
          "Grafton(R) DBM segment"); and

     o    the Base Allograft Bone Tissue segment (the "Base Tissue segment").

     In the Grafton(R) DBM segment we process and market Grafton(R) DBM which is distributed by our clients. Grafton(R) DBM is processed using our advanced proprietary demineralization process. When applied to cortical bone, this process yields allograft bone tissue which has osteoinductive (the process by which bone is induced to grow) and osteoconductive (the matrix provided by allograft bone tissue into which the host bone can grow) capabilities greater than currently available forms of mineralized allograft bone tissue.

     In the Base Tissue segment we process primarily mineralized weight-bearing allograft bone tissue which is generally marketed and distributed by our clients. We recently introduced the bio-d(TM) threaded cortical bone dowel for spinal fusion which is processed in the Base Tissue segment. This bone dowel is distributed by our clients, but unlike other tissue processed in this segment, we market the bio-d(TM) threaded cortical bone dowel.

     We have leveraged our expertise in musculoskeletal tissue technology to develop innovative processes and proprietary products that are widely used by orthopaedic, spinal, neurological and oral/maxillofacial surgeons for spinal fusion procedures, to repair and replace bone loss caused by trauma or certain disease states, to augment prosthetic implant procedures and to replace damaged ligaments and tendons.

     In addition to our Grafton(R) DBM segment and Base Tissue segment, we provide ceramic and titanium plasma spray coating services to orthopaedic and dental implant manufacturers through operations based in Leiden, The Netherlands. We also market and distribute non-allograft bone tissue spinal implant products.

     We estimate that the total bone graft market in the U.S. for 1998 was $487 million. This market includes allograft bone tissue procedures, synthetic graft substitutes and autograft bone tissue procedures (transplant tissue harvested from the patient). We estimate that the allograft bone tissue portion of the total bone graft market in the U.S. grew 16% in 1998, to approximately $168 million. The allograft bone tissue market is growing at a substantially faster rate than the general bone grafting market, as allograft bone tissue is increasingly becoming an accepted surgical alternative to autograft procedures. Autograft bone tissue often requires a second surgical procedure to harvest bone from the patient's own body and, therefore, exposes the patient to increased risk associated with blood loss, infection and chronic pain. Increased use of allograft bone tissue is expected to continue as physicians become increasingly educated about the benefits of allograft bone tissue and concerns over disease transmission are diminished. Moreover, allograft bone tissue is increasingly preferred for use in elderly patients, who often lack sufficient harvestable bone.

     Based upon our knowledge of the allograft bone tissue industry, we estimate that we process between 40% and 50% of the allograft bone tissue donors in the U.S. We believe that our strong market position is attributable to our proprietary product line, our clients' national donor recovery programs, our large national sales and marketing organization and the substantial investment we have made in processing technology to ensure stringent standards and high quality control which, combined with extensive donor screening and testing performed by our clients, has virtually eliminated the risk of transmission of infectious agents.

     Osteotech processes allograft bone tissue for its clients which pay Osteotech fees. In the Grafton(R) DBM segment fees are paid on a per unit basis for the Grafton(R) DBM products which we process. In the Base Tissue segment fees are paid on a per donor basis, except in the case of the bio-d(TM) threaded cortical bone dowel, for which fees are paid on a per unit basis.

     We process allograft bone tissue pursuant to contracts with two large not-for-profit organizations, American Red Cross Tissue Services ("ARC") and Musculoskeletal Transplant Foundation ("MTF"). ARC and MTF are responsible for donor procurement and distribution of processed bone tissue. Our contract with ARC expires in December, 2006 and our contract with MTF expires in March, 2002. These contracts solidified key donor availability for Osteotech processed allograft bone tissue.

     Osteotech markets the proprietary products in the Grafton(R) DBM segment and the bio-d(TM) threaded cortical bone dowel in the Base Tissue segment through independent agents and direct field sales personnel. The other products processed in our Base Tissue segment are marketed generally by our clients, primarily using direct field personnel. Our products are gaining wide acceptance among surgeons in a broad spectrum of orthopaedic procedures due to their flexibility, unique handling characteristics and ability to enhance bone growth.

     Revenues in our Grafton(R) DBM segment increased 47% to $39,128,000 in 1998 and revenues in our Base Tissue segment increased 20% to $17,323,000 in 1998. We expect that both our Grafton(R) DBM and Base Tissue segments will be important contributors to the growth of our consolidated revenues and profits in 1999, as processed allograft bone tissue forms continue to gain increased acceptance.

Strategy

     Overview

     o We intend to use our position as the leader in allograft bone tissue processing to continue to educate the medical community and the general public concerning the benefits of allograft bone tissue.

     o We intend to use our strong research and development capabilities and expertise in musculoskeletal science to:

          *    enhance the performance of our existing allograft bone tissues;

          * expand the safety claims of these tissues using proprietary processes; and

          * continue to introduce new tissue forms with enhanced performance profiles.

     Grafton(R) DBM Segment

     In the near term, we will continue to focus on marketing Grafton(R) DBM through our national agent network and medical education programs. We will support these programs through prospective clinical and outcome studies to further validate the performance, utility and safety of Osteotech processed tissue.

     We expect to continue expansion of sales of Grafton(R) DBM through:

     o    surgeon identified new procedures;

     o    surgeon oriented medical education programs;

     o    in-depth sales agent training programs;

     o    published clinical support;

     o    product line extensions;

     o    global expansion with an initial European focus; and

     o the pursuit of opportunities created by the expected high growth in spinal, trauma and total joint revisions.

     Base Tissue Segment

     We expect to achieve continued growth in the Base Tissue segment through:

     o the continued market launch (which began in December 1998) throughout 1999 of the bio-d(TM) threaded cortical bone dowel and related instrumentation as an alternative to metal threaded fusion cages and pedicle screw fixation for certain spinal procedures;

     o introduction of new packaging and a new validated viral inactivation claim;

     o global expansion of base allograft bone tissue grafts and tissue processing business in selected countries, initially in Europe;

     o    development  of  proprietary  tissue  processing   technology  through
          internal research; and

     o development of new allograft bone tissue products with enhanced performance profiles.

     Biomaterials and Non-Allograft Bone Tissue Spinal Implant Products

     Our strategy in our biomaterials and non-allograft bone tissue spinal implant product business lines is to:

     o continue focusing our European non-allograft bone tissue operations to capture available opportunities for ceramic coating services and powder manufacture;

     o capitalize on high-growth opportunities in the U.S. spinal products market with innovative non-allograft bone tissue products; and

     o enter into agreements with other health care product companies to utilize our technology and expertise in the non-allograft bone tissue area for the development and manufacture of proprietary product components.

     Spinal Strategy

     Our strategy consists of two primary components involving our Grafton(R) DBM and Base Tissue segments and our non-allograft bone tissue spinal implant product line of business:

     o continue the U.S. roll-out (which began in December 1998) throughout 1999 of the Segmented Spinal Correction System (SSCS(TM)), a load sharing, low profile posterior lumbar and thoracic rod and hinged screw system; and

     o market our bio-d(TM) threaded cortical bone dowel and our non-allograft bone tissue spinal implant products together with our Grafton(R) DBM through our extensive sales agency network. Our intention is to educate surgeons to use Grafton(R) DBM, our bio-d(TM) threaded cortical bone dowel and our SSCS(TM) system, either alone or in conjunction with each other. Spinal implant products which we add to our product mix in the future will be included in this strategy.

Business Summary

     Bone and related tissue transplants are often necessary to correct deformities and repair and reconstruct defects caused by congenital malformations, trauma, infections, cancer and other disease conditions. For certain procedures, autograft bone tissue can be acquired from another part of the patient's skeleton by an additional operative procedure. For a large number of procedures for which autograft bone tissue is not feasible or desirable, allograft bone tissue previously obtained from cadavers or surgical patient donors can be utilized. Allograft bone tissue is procured primarily from cadavers by a network of organ procurement organizations and/or directly by tissue banks.

     Osteotech processes allograft bone tissue for its clients in both its Grafton(R) DBM and Base Tissue segments. Once processed, the allograft bone tissue is returned to these clients for distribution to surgeons and medical institutions. The surgeons and medical institutions pay the fees established and charged by our clients. The surgeons and medical institutions in turn charge their patients for the various aspects of transplant surgery performed by them, including standard charges established by the surgeon or institution for each unit of processed allograft bone tissue used. The cost to the patient for the processed allograft bone tissue is generally reimbursable by medical insurance carriers as part of the overall cost of the procedure.

     In both our Grafton(R) DBM and Base Tissue segments, our processing yields a wide array of freeze-dried, frozen and demineralized allograft bone tissue that is used by orthopaedic, neurological, plastic, dental, periodontal and oral/maxillofacial surgeons for:

     o    spinal fusion procedures;

     o repair and replacement of bone loss caused by trauma or certain disease states;

     o    augmentation of prosthetic implant procedures; and

     o    replacement of damaged ligaments and tendons.

     We believe our processing methods, our clients' tissue recovery techniques and the multiple screening and testing procedures employed, virtually eliminate the risk of transmission of infectious agents.

     In our Grafton(R) DBM segment, we have a validated viral inactivation process for our demineralized bone tissue. Studies completed by an independent testing laboratory specializing in viral inactivation studies demonstrated that this proprietary demineralization process can virtually inactivate and eliminate viruses such as HIV, hepatitis B, hepatitis C, cytomeglia and polio.

     In our Base Tissue segment, we expect to begin to implement additional processing technologies that, once fully implemented during 1999, will enable us to expand our viral inactivation claims to include the mineralized weight-bearing allograft bone tissue processed in this segment.

     We believe that allograft bone tissue transplantation is one of the fastest growing areas of transplant medicine. We estimate that in 1998 there were approximately 494,100 grafting procedures in the U.S. for which allograft bone tissue could have been utilized, representing an estimated available allograft bone tissue market of approximately $487 million. We estimate that the allograft bone tissue portion of the total bone graft market in the U.S. increased 16% in 1998 to $168 million. Industry data indicates that the musculoskeletal surgical market is growing. We believe this will expand the potential market for allograft bone tissue in both our Grafton(R) DBM and our Base Tissue segments, due to a number of factors, including:

     o increasing frequency of surgical procedures that incorporate bone grafting techniques;

     o the desire by surgeons to avoid the additional procedure needed to acquire autograft bone tissue, which often increases operating time and risks such as excessive blood loss, infection and chronic pain;

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

     Allograft bone tissue is employed in surgical procedures because of its biologic and biomechanical properties. Bone from various locations in the body can be processed to yield either dense cortical bone, porous cancellous bone or units comprised of both cortical and cancellous bone. Cortical bone, the thick outer portion of bone, provides biomechanical strength which allows the bone to be weight-bearing, and therefore, is commonly used in surgery in the spine and to the extremities and in other procedures requiring strong transplant material. Cancellous bone, the spongy portion of bone tissue, is preferable for surgical procedures, or aspects thereof, in which rapid penetration of new bone into the pores of the transplant (a process known as osteoconduction) is desirable but where weight-bearing strength is not paramount. Therefore, cancellous bone is often used to fill smaller areas of bone loss and to augment more extensive reconstructive procedures including knee and hip replacements. Most procedures using allograft bone tissue, however, employ a combination of cortical and cancellous bone in a variety of forms, shapes and sizes.

Allograft Bone Tissue Processing

     Base Tissue Segment

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

     The suitability of an allograft bone tissue is partly dependent on the methods and conditions used in the processing of the tissue. Processing includes the removal of certain portions of the allograft bone tissue in a manner which enables the tissue to maintain as much of the native biological characteristics relating to the use of such tissue in bone grafting procedures as possible. To provide suitable allografts, Osteotech has developed techniques that minimize the use of chemicals and procedures that might render the allograft bone tissue less suitable for use as a graft. We process allograft bone tissue in a microbially-controlled environment, substantially cleaner than that of a typical hospital operating room, created through the use of advanced air filtration, water distillation and mineral control systems and other "clean room" techniques. We believe that our use of such clean room techniques, a controlled environment, in-line disinfection and other technologies preserve the properties of the tissues that make them suitable as grafts and address the medical community's and the general public's perceptions and concerns regarding the possible transmission of infectious disease and toxicity. Once processed using Osteotech's current methods, freeze-dried bone tissues may be stored for up to three years and frozen bone tissues may be stored for up to five years before they must be used or discarded.

     In December, 1998 we began a region-by-region roll-out of our new bio-d(TM) threaded cortical bone dowel for spinal fusion. We expect the roll-out to be completed by the end of 1999. The bio-d(TM) threaded cortical bone dowel has been tested and shown to withstand loads comparable to those reported in the lumbar spine, and its inherent natural properties will permit incorporation and remodeling. Additionally, the hollowed center of this bone dowel can be packed with Grafton(R) DBM. Therefore, the dowel will provide structural support and with Grafton(R) DBM added, will also aid in the fusion process by inducing bone growth.

     Grafton(R) DBM Segment

     In addition to the proprietary procedures which are particular to the processing of Grafton(R) DBM, the technologies used in processing allograft bone tissue in the Base Tissue segment are also used in processing Grafton(R) DBM.

     Osteotech has developed an advanced proprietary demineralization process for cortical bone which yields Grafton(R) DBM -- a form of allograft bone tissue which can be used to aid in the formation of new bone through the processes of osteoconduction and osteoinduction. Osteoconduction is the process of providing the matrix into which bone will grow and osteoinduction is the process by which bone is induced to grow. Cortical bone is believed to be the principal reservoir for various factors which are instrumental in osteoinduction. These biological properties of cortical bone, however, are inhibited by the bone's structure and various minerals, lipids and other substances comprising the bone. Our process removes these inhibiting factors.

     In our Grafton(R) DBM segment we currently process three forms of Grafton(R) DBM:

     o Grafton(R) DBM Gel -- a gel-like substance with unique handling characteristics which are useful in performing bone graft procedures as part of spinal fusions, joint replacements and repairs of osseous defects;

     o Grafton(R) DBM Putty -- a moldable putty-like graft of entangled fibers of demineralized bone, which is mixed easily with marrow and other grafts, minimizes migration, can be molded easily and retains its shape even in larger defects; and

     o Grafton(R) DBM Flex -- a flexible "pressed fiber" form of demineralized bone processed by utilizing a pressed fiber technique, providing surgeons a pliable form of bone graft. It is available in square or strip forms, conforms to the body's natural anatomy and can be easily cut for precise adaptation to host bone.

     We expect that wider distribution and deeper market penetration by the three forms of Grafton(R) DBM utilizing our national network of independent agents in combination with our direct marketing force, will drive the further growth in the use of Grafton(R) DBM processed allograft bone tissue. Through December 31, 1998, Grafton(R) DBM forms had been utilized in over 240,000 procedures.

Expansion of Allograft Bone Tissue Business in Europe

     On June 25, 1998, we acquired a 5% interest in OST Developpement SA ("OST"), which is located in Clermont-Ferrand, France and, on January 25, 1999 (effective January 1, 1999), we acquired an additional 85% interest in OST. OST, which primarily processes and manufactures products from bovine tissue for orthopaedic and dental use, was originally founded to address the shortage of safe and effective human allograft bone tissue in France and certain other countries outside the United States. OST utilizes a proprietary processing system, which includes validated viral inactivation steps, to produce LUBBOC(R) bovine bone grafts for orthopaedic surgical procedure applications and LADDEC(R) bovine bone grafts for dental surgical procedure applications. Each of these biocompatible bone graft materials has received a European CE Mark and is produced in an ISO certified plant.

     It is our strategy to utilize OST's advanced processing systems and skilled staff as a base of operations to expand Osteotech's human allograft bone tissue business in Europe. We expect to first establish a strong market position in France and use that as a base for expansion into the other major European markets. OST is currently adapting its proprietary processing technology to an automated, cost efficient system it is developing for the processing of human allograft bone tissue. OST will initially use this system in our Base Tissue segment to process human femoral heads recovered during hip replacement surgery for distribution in France. At the same time, OST will continue to process and distribute its LUBBOC(R) and LADDEC(R) bovine bone tissue grafts.

     In the short term, we will expand the range of human allograft bone tissue forms available to French surgeons by supplying Grafton(R) DBM and other allograft bone tissue forms processed by Osteotech in the U.S. through the OsteoBanque D'Auvergne tissue bank, with which OST has a long-term agreement to provide tissue processing, logistical support and distribution services.

     Concurrently, in connection with OsteoBanque D'Auvergne and other tissue banks, we plan to help establish a cadaveric donor tissue recovery network in medical centers throughout France and other European countries in order to meet a growing European demand for allograft bone tissue. Beginning with France, we plan to penetrate the European market on a country-by-country basis, with Germany being the next major expansion opportunity. We have filed a product master file in Germany to obtain approval to begin marketing and distribution of Grafton(R) DBM and other forms of allograft bone tissue. We expect to work with other European tissue bank organizations to distribute these tissues in Germany.

     The advantages of locating our European operations in France are significant. The French market is one of the larger and more sophisticated European markets for bone grafts. Also, French laws and regulations governing tissue banking are well defined and the most advanced of all the major European countries. Although tissue banking operations in France are generally restricted to non-profit public health organizations approved by the government, French regulations also provide for governmental approval of for-profit organizations as tissue banks if these organizations are able to provide haute technicite
(high technology) unavailable in the non-profit sector. We believe that Osteotech's tissue processing technology meets this requirement and that we will be able to operate independently as an approved tissue bank in addition to providing contract processing, marketing and management services to non-profit tissue banks.

Other

     Ceramic and Titanium Plasma Spray Coating Services and Products

     We are providing ceramic hydroxyapatite ("HA") and titanium plasma spray coating services to orthopaedic and dental implant companies in Europe. The primary advantage of coating orthopaedic and dental prosthetic devices is that it enables bone to grow onto the implanted device. This enhances the stability of the device, which, in turn, lowers the amount of bone loss and reduces pain caused by micro motion. We manufacture the HA powder which we use in our plasma spray coating operations from raw materials which are readily available from several sources. Osteotech also supplies HA powder to various companies for use in their in-house plasma spray coating operations. Additionally, we produce HA products which are used to replace middle ear bones and for the repair of bone defects in dental applications.

     Non-Allograft Bone Tissue Spinal Implants and Instruments

     In the U.S. Osteotech markets implants and instrumentation for spinal surgery through an exclusive distribution agreement with Heinrich C. Ulrich, K.G. ("Ulrich"). Osteotech markets Ulrich's Zielke VDS System, an implant system used by orthopaedic, spinal and neurological surgeons worldwide - often in combination with allograft bone tissue grafts - for the anterior correction of spinal deformities caused by disease, trauma and degeneration. We also market an extensive line of more than 250 high quality, specialty surgical instruments manufactured by Ulrich.

     Osteotech plans to continue expanding its line of spinal implant devices and instrumentation. One of Ulrich's spinal fixation systems, the SSCS(TM), features a proprietary hinged screw design that allows for load sharing and provides improved results in spinal fusion procedures. The product is being sold in Germany, the U.K., and South Africa. The SSCS(TM) system received 510(k) clearance in the U.S. in June, 1997. We introduced the SSCS(TM) system to U.S. preceptors (a limited number of well-respected spinal surgeons) for clinical evaluation during the second half of 1998 and initiated a region-by-region product roll-out in the U.S. beginning in December, 1998. We expect to complete the roll-out and have the SSCS(TM) system available to all U.S. surgeons by the end of 1999.

Quality Assurance

     We have stringent quality assurance programs in place covering all of our lines of business, including our Grafton(R) DBM and Base Tissue segments, our HA-titanium plasma spray coating services, and our non-allograft bone tissue spinal implants and instruments. Our facility in Leiden, The Netherlands has received International Standardization Organization ("ISO") certification for its quality systems used in the development and manufacture of ceramic products and ceramic and titanium spray coatings.

     In both the Grafton(R) DBM and Base Tissue segments Osteotech's allograft bone tissue quality assurance program commences with the recovery of allograft bone tissue which is procured under strict aseptic conditions. The tissue is recovered primarily in hospitals and, to a lesser extent, coroners' facilities which have been prepared for recovery. Recovered allograft bone tissue is also required to be sterilely wrapped and shipped in special containers. Upon receipt of this tissue, a quarantine period is imposed to permit serologic and microbiologic testing prior to release of allograft bone tissue for processing. Upon satisfactory completion of all testing, the allograft bone tissue is processed in a microbially-controlled environment. Under constant monitoring, the allograft bone tissue is cleaned, soaked in antibiotics and then cut and shaped in accordance with client specifications. Before being released to clients, all processed bone tissue is inspected and again tested for microbiological contaminants by our quality assurance team.

     We believe that the serologic screening of donors, the extensive screening of donor profiles and medical histories performed by our clients and our processing technologies virtually eliminate the likelihood of the presence of infectious agents, including HIV and hepatitis viruses, in Osteotech processed allograft bone tissue. Studies completed by an independent testing laboratory specializing in viral inactivation studies demonstrated that our proprietary demineralization process used in our Grafton(R) DBM segment can virtually inactivate and eliminate viruses such as HIV, hepatitis B, hepatitis C, cytomeglia and polio.

     To our knowledge, none of the approximately 1.75 million transplanted grafts we have processed in our Grafton(R) DBM and Base Tissue segments have resulted in a confirmed transmission of infectious diseases. This record is due to the rigorous donor screening and tissue recovery techniques used by our clients, extensive donor testing, as well as our demanding quality assurance and processing protocols. In addition to the proprietary demineralization process used in our Grafton(R) DBM segment, we expect to begin to implement additional processing technologies that once fully implemented in 1999 will enable us to expand our viral inactivation claims to include virtually all of the allograft bone tissue we process in our Base Tissue segment. These proprietary, tissue-specific technologies are expected to further enhance graft safety while maintaining the tissue's biologic and physical properties.

Clients

     Osteotech is the exclusive processor of allograft bone tissue for two large clients. In the Base Tissue segment, with the exception of the bio-d(TM) threaded cortical bone dowel for which we are paid on a per unit basis, fees are paid to us on a per donor basis for processing, finishing and packaging our clients' mineralized, weight-bearing allograft bone tissue. In the Grafton(R) DBM segment our clients pay us fees on a per unit basis. During 1998 MTF and ARC accounted for approximately 56% and 39%, respectively, of our consolidated revenues. We receive revenues in both our Grafton(R) DBM and Base Tissue segments from each of these clients. We have processing agreements with MTF and ARC which run through March 31, 2002 and December 31, 2006, respectively.

     We rely on our clients to obtain the donor allograft bone tissue which we process and to distribute the processed allograft bone tissue to hospitals and physicians for transplantation. We perform marketing services which generate demand for our products. See "Education and Marketing."

     Our plasma spray coating customers and non-allograft bone tissue spinal implant product customers generally purchase our services and products pursuant to purchase orders or non-exclusive supply agreements which are cancelable at any time by either party.

Education and Marketing

     Osteotech believes the markets for processed allograft bone tissue will continue to be orthopaedic, neurological, plastic and oral/maxillofacial surgical specialties. Our future growth in these areas will depend upon a wider acceptance by these specialties of the use of allograft bone tissue as an alternative to autograft bone tissue and other available materials and treatments.

     As of December 31, 1998, we employed 21 persons engaged directly in efforts to educate surgeons as to the benefits and applications of processed allograft bone tissue and five employees to train our independent sales agents. We complement our direct sales organization with a national network of independent sales agents who market Grafton(R) DBM, our bio-d(TM) threaded cortical bone dowel and our non-allograft bone tissue spinal implant products. These agents also educate the medical community about processed allograft bone tissue. At December 31, 1998, we had appointed 58 agencies which employ over 230 sales representatives.

     A small in-house marketing staff located at Osteotech's Leiden facility markets its plasma spray coating services. These marketing activities consist primarily of attendance at trade shows, placement of advertisements in trade journals and direct mailings to orthopaedic and dental implant companies. We market our HA powders and ceramic products directly and through independent contract representatives in Europe.

Government Regulations

     Both of our Grafton(R) DBM and Base Tissue segments involve the processing of human tissue intended for transplantation and are subject to the same regulations in the U.S.

     The procurement and transplantation of allograft bone tissue is subject to federal law pursuant to the National Organ Transplant Act ("NOTA"), a criminal statute which prohibits the purchase and sale of human organs, including bone and related tissue, for "valuable consideration." NOTA permits the payment of reasonable expenses associated with the removal, transportation, processing, preservation, quality control, implantation and storage of human bone tissue. Osteotech provides services in all of these areas, with the exception of removal and implantation.

     The FDA currently regulates human tissue-based products such as the allograft bone tissue processed by Osteotech, including Grafton(R) DBM, under certain provisions (Section 361) of the Public Health Services Act. Such products are not regulated as drugs, medical devices or blood products, but as "human tissue for transplantation." FDA regulations do not require a premarket clearance for such products, though these products are subject to tissue donor screening and testing, processing and record keeping, and other controls. Tissue-based and cellular products that are not classified as human tissue intended for transplantation will be regulated under different regulations as either drugs, devices or biologics.

     In August 1995, the FDA designated Grafton(R) DBM as within the scope of human tissue intended for transplantation. Human tissue such as demineralized bone matrix has been considered, and still is considered, exempt from FDA premarketing clearance requirements imposed upon medical products such as drugs, devices and biologics. Grafton(R) DBM is a demineralized bone matrix that is mixed with glycerol, a basically inactive substance, to provide desirable physical handling characteristics to the demineralized bone matrix.

     The FDA has proposed a more comprehensive regulatory framework that will, if adopted, build upon and supersede the existing regulations for human tissue-based products. Implementation of this proposed regulatory approach would lead to new regulations for the allograft bone tissue processed by Osteotech. One set of new regulations has already been proposed via publication in the Federal Register and additional proposed regulations are expected to be published in the Federal Register in the future.

     Allograft bone tissue and tissue processing operations are regulated in most major countries, though with different regulations and standards in each country. In France, where Osteotech's subsidiary OST is located, allograft bone tissue is comprehensively regulated by special legislation. In Germany, such products are regulated as pharmaceuticals.

     The LUBBOC(R) and LADDEC(R) bovine grafts produced and marketed by OST are regulated as medical devices in Europe and most other international markets in which these products are marketed.

     The spinal implants, manufactured by Ulrich and distributed by Osteotech in the U.S., are regulated as medical devices under the Federal Food, Drug and Cosmetic Act.

     Osteotech's European HA plasma spray coating services meet existing regulatory requirements in the specific countries where they are marketed. Osteotech's facility in Leiden, The Netherlands has received ISO 9001 certification for its quality systems used in the development and manufacture of ceramic products and ceramic and titanium spray coatings. ISO certification for production facilities were made mandatory in 1998 for companies that market or distribute products within the European Union. The certification was awarded by Tuv Product Service, GmbH of Munich, Germany, a leading Notified Body in medical devices, following a series of audits. Notified Bodies are independent organizations authorized by the European Union member countries to administer the ISO certification process.

     Ceramic products produced by Osteotech in The Netherlands are currently distributed only in Europe. These products meet existing regulatory requirements in the specific countries where they are produced and marketed. Osteotech does not currently intend to market these products in the U.S.; however, if it does decide to do so, these products would require premarket clearance by FDA as medical devices.

     HA powder produced and sold in bulk by Osteotech in the U.S. and Europe is considered to be a component product and, as such, is not currently subject to regulation by the FDA and similar agencies in Europe.

Research and Development

     During 1998, 1997 and 1996, we spent approximately  $4,610,000,  $3,728,000 and $4,357,000, respectively, on research and development activities. The majority of these expenditures were made in both our Grafton(R) DBM and Base Tissue segments. We are engaged in continuing research and development efforts in the allograft bone tissue processing field which include our continuing efforts to improve upon and maintain the safety and performance of the processed allograft bone tissue, increase the amount of transplantable allograft bone tissue derived from each donor, reduce processing costs through efficiency advances and develop new forms of allograft bone tissue.

Competition

     Market Overview

     The bone grafting market is an extension of the general orthopaedic surgery market, as bone grafts are used adjunctively in a broad range of reconstructive orthopaedic surgical procedures such as the repair of fractures and skeletal defects, spinal and joint arthrodeses, and revision arthroplasties. These procedures are performed by virtually all orthopaedic subspecialties and by neurosurgeons, some plastic surgeons and certain other surgical specialties. Dental and other oral maxillofacial procedures are not considered to be a primary portion of the bone graft market, but are instead considered to constitute a secondary market. Three basic categories of products or alternatives currently compete in the bone graft market:

     o    autograft bone tissue;

     o    allograft bone tissue; and

     o    synthetic bone void fillers.

     A potential fourth product category, growth factor products, is still in the investigational stage.

     We estimate that total domestic allograft bone tissue sales increased 16% in 1998 to $168 million, comprising approximately 35% of the U.S. bone graft market.


                             U.S. Bone Graft Market
                                      1998

Specialty                                    Graft Procedures(1)   Allograft Market Size(2)
---------                                  ----------------------  ------------------------
Spinal Fusions                                  249,500
General Orthopaedics                            164,800
Craniomaxillofacial                              79,800
                                               --------
Total                                           494,100
Average Selling Price                          $    985
Market Size (000)                              $486,689               $167,910 (34.5%)

----------

     (1) Source: Osteotech estimates based on Orthopaedic News Network, Medical Data International and MarketLine Data

     (2)  Source: Osteotech estimate

     The number of bone graft procedures is forecast to increase during the next five years due to an expected increase in the number of reconstructive orthopaedic surgical procedures utilizing bone grafts, particularly in spinal procedures using pedicle screw implants and spinal cages recently approved by the FDA.

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

     While the general bone graft market has experienced low-single-digit growth in recent years, we estimate that allograft bone tissue sales have increased at an average annual rate of approximately 16% since 1994. This displacement trend is expected to continue as physicians gain confidence in, and experience with, allograft bone tissue. Some of the factors contributing to the increased use of allograft bone tissue include:

     o the desire by surgeons to avoid the additional procedure needed to acquire autograft bone tissue, which often increases costs due to additional operating time, medical supplies and extended hospital stay, and patient risks due to excessive blood loss, infection, chronic pain and morbidity;

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

     Competitive Overview

     In both our Grafton(R) DBM and Base Tissue segments we compete in the bone graft market with autograft bone tissue, synthetic bone void fillers and allograft bone tissue processed by others, primarily bone tissue banks. Autograft bone tissue has traditionally been the primary choice for surgeons and we believe it still maintains an approximate 60% share of the U.S. bone graft market. Due to factors such as the increased cost and potential complications associated with an additional procedure needed to acquire autograft bone tissue, more surgeons are beginning to choose allograft bone tissue over autograft bone tissue for their bone grafting needs.

     Grafton(R) DBM Segment

     We have been successful in persuading many surgeons to switch to Osteotech processed allograft bone tissue through the introduction of our proprietary tissue processing technology. Osteotech has expanded the applications of allograft bone tissue through Grafton(R) DBM, a proprietary form of allograft bone tissue. The demineralization process used in Grafton(R) DBM removes most of the minerals, thus exposing the proteins that promote bone growth (osteoinduction) and creating a lattice work for new bone (osteoconduction). Grafton(R) DBM has a validated viral inactivation process for HIV, hepatitis B and C, cytomeglia and polio. Grafton(R) DBM is produced in three forms - gel, flex and putty - and packaged in sterile, single patient delivery systems. With the varying textural and handling characteristics of its three forms, Grafton(R) DBM can be used in virtually all non-weight-bearing bone graft procedures and has been used in over 240,000 procedures through December 31, 1998. Given its osteoinductive and osteoconductive properties, Grafton(R) DBM has a distinct advantage over synthetic bone void fillers, all of which are exclusively osteoconductive.


                             Grafton(R) DBM vs. Competitive Synthetic Products

                         Mechanism(s) of                                        Published         Available
                         Bone Healing            Applications                  Safety Data        Forms
                         ------------            ------------                  -----------        -----

Grafton(R)               Osteoinduction &        All non-weight-                   Yes            Gel
DBM                      Osteoconduction         bearing bone graft                               Flex
                                                 procedures                                       Putty

ProOsteon                Osteoconduction         Acute metaphysical                Yes            Blocks
(Interpore)                                      fracture defects less                            Granules
                                                 than or equal to 30 cc
                                                 with internal fixation

Collagraft               Osteoconduction         Long bone defects                 Yes            Paste Strips
(Zimmer)                                         & fractures less
                                                 than or equal to
                                                 30ml with fixation

Osteo Set                Osteoconduction         Non weight-bearing                Yes            Pellets
(Wright Medical)                                 defects in long bones
                                                 and spine

     Grafton(R) DBM's advantages over synthetic grafting materials in the market for non-weight-bearing applications include:

     o superior handling and performance qualities, including providing a matrix for bone to grow into and inducing bone to grow; and

     o    the  suitability  of Grafton(R)  DBM for all  non-weight-bearing  bone
          graft  procedures  versus  the  limited   applications of  competitive
          products.

              GRAFTON(R) DBM VERSUS COMPETITIVE ALLOGRAFT PRODUCTS

                                           Validated
                                             Viral
    Product/        Mechanisms(s) of     Inactivation           Available          Size of Sales
    Company           Bone Healing          Process         Ingredients/Forms         Force(1)
    -------           ------------          -------         -----------------         --------

Grafton(R)DBM        Osteoinduction &          Yes          DBM/Glycerol                250
(Osteotech)          Osteoconduction                          o  Gel
                                                              o  Flex
                                                              o  Putty

Dyna Graft           Osteoconduction           No           DBM/Collagen                220
(Gen Sci/                                                     o  Matrix
DePuy Motech)                                               DBM/Pluronic F-127
                                                              o  Gel
                                                              o  Putty

Osteofil             Unknown                   No           DBM/Unknown                 250
(Reg. Tech/                                                   o  Paste
Sofamor Danek)
-------------------------------------------------------------------------------------------------

(1)  Source: Based upon Osteotech's Survey of Competition

     Although it already occupies a dominant position in the U.S. market for non-weight-bearing grafting materials, Grafton(R) DBM has significant opportunities for growth. Currently, Grafton(R) DBM sales are almost exclusively domestic. Osteotech estimates that Grafton(R) DBM was used in only 14% of the total bone graft procedures performed in the U.S. during 1998. We estimate the potential non-domestic bone graft market to be at least as large as that of the U.S. market. The European market, in particular, provides Osteotech with an opportunity in an area where it already has a sales presence.

                      Grafton(R) DBM Procedure Penetration

                                      1998
                   -------------------------------------------
                                 Grafton(R) DBM
                   -------------------------------------------

                                                                          Percent
Specialty                                 Potential(1)     Actual(2)    Penetration
---------                                 ------------     ---------    -----------
Spinal Fusions                             249,500          41,694         16.7%
General Orthopaedics                       164,800          22,707         13.8%
Craniomaxillofacial                         79,800           4,396          5.5%
                                           -------         -------         ----
Total                                      494,100          68,797         13.9%

     (1) Source: Osteotech Estimates Based on Orthopaedic News Network, Medical Data International and MarketLine Data

     (2)  Source: Osteotech Estimate

     Base Tissue Segment

     Allograft bone tissue is still the only alternative to autograft bone tissue for bone grafting procedures which require weight-bearing tissue. We plan to continue to differentiate our Base Tissue segment operations from those of other allograft bone tissue processors by expanding our viral inactivation claim to include our mineralized weight-bearing bone tissue during 1999. In 1999 we will also introduce our Allogard(R) Packaging plastic tray for most of the allograft bone tissue processed in our Base Tissue segment. This packaging will be easier for operating room nurses to work with. In addition, this will allow us to differentiate our "Osteotech processed bone" from most competitive allograft processed bone which is usually packaged in glass bottles.

     In order to maintain our leading position in the allograft bone tissue processing market and to encourage more surgeons to switch from autograft bone tissue to Osteotech processed allograft bone tissue, we plan to:

     o leverage our knowledge of allograft bone tissue processing to expand our proprietary tissue safety claims to our weight-bearing mineralized allograft bone tissue;

     o expand our external scientific presence through publication and presentation of clinical research and outcome studies;

     o expand our market differentiation through tissue performance improvements, including line extensions of existing base allograft bone tissue products and new product introductions such as the bio-d(TM) threaded cortical bone dowel; and

     o increase education of surgeons regarding the use of allograft bone tissue through expanded grand rounds, seminars and workshops.

     Other

     Osteotech's ceramic and titanium plasma spray coating and HA product operations face competition in Europe from divisions and subsidiaries of several large corporations engaged in providing such services and products to others and from several smaller independent companies. In addition, Osteotech also faces competition from medical implant companies which have in-house plasma spray coating operations. We compete primarily on the quality of our coatings and price. We believe that the spraying technology we use, which is computer controlled and utilizes robotics, enables us to provide high quality coatings at competitive prices. It should be noted, however, that the ceramic and titanium coating industry is highly competitive, certain of our competitors have greater resources than we do, and there can be no assurance we will be able to compete successfully.

Environmental Matters

     Osteotech's allograft bone tissue processing generates waste which is classified as medical hazardous waste by the United States Environmental Protection Agency and the New Jersey Department of Environmental Protection. Such waste is segregated by Osteotech and disposed of through a licensed hazardous waste transporter in compliance with applicable regulations. The production of HA powder at Osteotech's facility in The Netherlands generates small amounts of hazardous waste, which is segregated by Osteotech and disposed of through a licensed hazardous waste transporter. Although Osteotech believes it is in compliance with applicable environmental regulations, the failure by Osteotech to fully comply with any such regulations could result in the imposition of penalties, fines and/or sanctions which could have a material adverse effect on Osteotech's business.

Patents and Proprietary Rights

     Osteotech considers its processing technology and procedures proprietary and relies primarily on trade secrets to protect its technology and innovations. Significant research and development activities have been conducted by consultants employed by third parties or in conjunction with unaffiliated medical institutions. Accordingly, disputes could arise in the future concerning the proprietary rights to information applied to Osteotech projects which have been independently developed by the consultants or researchers at the medical institutions.

     At February 28, 1999, Osteotech held (i) 30 United States patents and eight foreign patents relating to its aseptic processing technology and its transplant support products, including eight United States Grafton(R) DBM patents and three foreign Grafton(R) DBM patents, (ii) four United

States and six foreign patents relating to its biomaterials technology, (iii) four United States and six foreign patent applications relating to aspects of its processing technology and its osteogenic and other products under development and (iv) three United States patent applications and three foreign patent applications relating to its biomaterials technology. Osteotech believes that its Grafton(R) DBM patents are significant in maintaining Osteotech's competitive position. These patents expire on various dates ranging from 2009 to 2016. Osteotech's other patents expire at various dates ranging from 2007 to 2017.

     There can be no assurance that any pending patent applications will result in issued patents or that any currently issued patents, or patents which may be issued, will provide Osteotech with sufficient protection in the case of an infringement of its technology or that others will not independently develop technology comparable or superior to Osteotech's. Osteotech is currently involved in two patent-related lawsuits. See Item 3. "Legal Proceedings."

Product Liability and Insurance

     The testing and use of allograft bone tissue and the implantation of medical devices coated with Osteotech's HA powder, medical devices developed with Osteotech's biomaterials technology and medical devices manufactured by others and distributed by Osteotech entail inherent risks of medical complications for patients, and therefore may result in product liability claims against Osteotech. Further, Osteotech's agreements with its bone tissue processing clients provide for indemnification by Osteotech for liabilities arising out of defects in allograft bone tissue caused as a result of processing by Osteotech.

     As a distributor of implants and instruments for spinal surgery, including bone screws, manufactured by Ulrich, Osteotech has been named as a defendant in lawsuits in which plaintiffs claim that they have suffered damages from the implantation of allegedly defective spinal fixation devices. See Item 3. "Legal Proceedings."

     Pursuant to its distribution agreement with Osteotech, Ulrich has agreed to indemnify Osteotech for all costs and damages incurred by Osteotech in connection with its distribution of products manufactured by Ulrich, except such costs and damages which are caused by Osteotech's gross negligence or willful misconduct or unauthorized claims made by Osteotech in marketing the products. Ulrich maintains its own product liability insurance coverage. To date, Ulrich has made indemnity payments to Osteotech for a portion of the costs incurred by Osteotech in defending the lawsuits involving the Ulrich products distributed by Osteotech. There can be no assurance that Osteotech will in fact be indemnified by Ulrich for all such costs. See Note 8 of "Notes to Consolidated Financial Statements."

     Osteotech presently maintains product liability insurance in the amount of $77 million per occurrence and per year in the aggregate. There can be no assurance that Osteotech will be able to maintain such insurance in the future or that such insurance will be sufficient to cover all liabilities.

Employees

     At December 31, 1998, Osteotech had 290 employees, of whom 181 were engaged in allograft bone tissue processing, ceramic plasma spray coating and the manufacture of products; 27 were engaged in research and development; 44 were engaged in education and marketing; and 38 were engaged in regulatory, finance and administration. Osteotech's employees are not covered by any collective bargaining agreement. Osteotech considers relations with its employees to be good.

Item 2. Properties

     Osteotech's principal executive offices are located in approximately 38,000 square feet in Eatontown, New Jersey, which is occupied pursuant to a lease which expires in December 2008 and provides for a base annual rental of approximately $264,000. This facility is occupied by Osteotech's corporate, financial, administration, marketing, research and development, regulatory and clinical affairs staff. Both the Grafton(R) DBM and Base Tissue segments utilize this facility.

     Osteotech's processing facility is located in approximately 44,000 square feet of space in Shrewsbury, New Jersey, which is occupied pursuant to a lease which expires in October 2008 and provides for a base annual rental of approximately $367,000 through October 2003 and $410,000 for the remaining term of the lease. The lease is renewable at Osteotech's option for an additional five year term. Both the Grafton(R) DBM and Base Tissue segments utilize this facility.

     Osteotech's European subsidiaries engaged in the biomaterial business line occupy a 21,000 square foot facility in Leiden, The Netherlands. The lease for this facility expires in May 2008 and the annual rent is dfl 626,000
(approximately $333,000 at the December 31, 1998 exchange rate). We are subleasing 2,200 square feet of this facility to an unrelated third party at an annual rent of dfl 111,500 (approximately $59,000 at the December 31, 1998 exchange rate).

     In 1997, Osteotech purchased approximately 13 acres of land surrounding its Eatontown, New Jersey facility. We plan to utilize this land for future expansion to meet our anticipated facilities requirements. In connection with the first stage of this expansion, we have engaged a developer to build an additional 65,000 square foot processing facility to our specifications. We expect to occupy this facility in the first quarter of 2000. We intend to finance the construction of this facility with a $4.5 million loan from our bank which will be secured by a mortgage on the real property, building and fixtures and with a $17 million equipment line of credit from our bank which will be secured by the equipment purchased with the proceeds from this loan facility. These loans are subject to the negotiation and execution of definitive loan agreements.

Item 3. Legal Proceedings

GenSci Laboratories, Inc. v. Osteotech, Inc., Case No. SACV 9868 AHS Eex (C.D. Cal.)

     As previously reported, Osteotech filed suit on January 16, 1998 in the United States District Court for the District of New Jersey against GenSci Regeneration Sciences, Inc. and GenSci Laboratories, Inc. (collectively, "GenSci") for patent infringement and GenSci filed suit on January 28, 1998 against Osteotech in the United States District Court for the Central District of California for patent infringement, tortious interference with a business expectancy, negligent interference with prospective economic advantage, inducing breach of contract and a declaratory judgement of the invalidity of Osteotech's patents U.S. Patent Nos. 5,284,655 and 5,290,558. On August 10, 1998 these cases were consolidated into one case before the United States District Court for the Central District of California under Case Number SACV 9868 AHS (EE x) (the "Action").

     In September, 1998 we commenced a third party action against DePuy Motech Inc., alleging that DePuy Motech, Inc., through the marketing and distribution of DynaGraft Gel and DynaGraft Putty, is acting jointly and severally with GenSci in infringing on the claims of our patents. Although monetary damages have been requested, an amount has not been specified.

     Discovery on all of the claims asserted in this litigation has commenced and is ongoing.

     Osteotech has and will continue to vigorously defend any claims against it, prosecute the claims it has asserted in the Action, and vigorously and affirmatively protect its products and intellectual property to the fullest extent possible under the law.

"O" Company, Inc. v. Osteotech, Inc., Case No. Civ. 98-981 BB/LFG (D.N.M.)

     On August 14, 1998, Osteotech removed this action to the United States District Court for the District of New Mexico, where it has been assigned Case No. Civ. 98-981 BB/LFG. As previously reported, the plaintiffs in this action, manufacturers and distributors of dental implants, alleged causes of action claiming negligence, strict liability, breach of warranty, negligent misrepresentation, fraud and violation of the New Mexico Unfair Trade Practices Act, arising from allegedly defective ceramic coating and coating services provided to plaintiffs by a subsidiary of Osteotech, Cam Implants BV. The plaintiffs have demanded unspecified damages from Osteotech. On August 24, 1998, Osteotech served and filed its answer, denying any and all liability in this action. Based upon a motion made by Osteotech on March 16, 1999, the court dismissed with prejudice plaintiffs' negligence and strict liability claims.

     On November 5, 1998, Osteotech moved for summary judgment in its favor on all of the claims alleged in this action, on the ground that all of plaintiffs' claims are barred by their applicable statutes of limitations. The court has not yet decided that motion. To date, the court has limited discovery in this action to matters related to the statute of limitations issue.

Orthopaedic Bone Screw Products Liability Litigation

     As of March 26, 1999, Osteotech remains a defendant in two previously reported state court products liability actions involving orthopaedic bone screws: Abercrombie v. Acromed Corp., CV-298393 (Ct. of Common Pleas, Cuyahoga
County, Ohio); and Ponder v. Synthes, Case No. 960602729 (Ct. of Common Pleas, Philadelphia County, Pa.). The Ponder action remains stayed.

     In Abercrombie, more than 1,800 of the original plaintiffs dismissed their claims against Osteotech on October 28, 1998. On January 15, 1999, the nine remaining plaintiffs moved to amend their complaint against the 28 remaining defendants, including Osteotech, to assert claims of civil conspiracy.

     Osteotech continues to believe that both actions are without merit and will continue to vigorously defend both lawsuits.

     Both of the actions seek monetary damages of no less than $50,000 per plaintiff. The aggregate money damages eventually sought by all of the plaintiffs and the related costs to defend such actions may be substantial. Pursuant to Osteotech's distribution agreement with Ulrich, the manufacturer of the spinal system distributed by Osteotech which is the basis for these two actions against Osteotech, Ulrich has agreed to indemnify Osteotech for liabilities incurred in connection with the distribution of Ulrich's products. However, there can be no assurance that Ulrich will have the financial resources necessary to comply with its indemnification obligations to Osteotech.

University of Florida Tissue Bank, Inc. v. Osteotech, Inc., Case No. 1:99cv33 MMP (N.D. Fla.)

     On or about March 3, 1999, Osteotech received a complaint that was filed in the United States District Court for the Northern District of Florida on February 25, 1999. This action, which has been brought by plaintiffs, University of Florida Tissue Bank, Inc., Regeneration Technologies, Inc., Sofamor Danek Group, Inc., and Sofamor Danek L.P., alleges that Osteotech's bio-d(TM) threaded cortical bone dowel and Endodowel infringe on the claims of U.S. Patent No. 5,814,084, entitled "Diaphysical Cortical Dowel." Although monetary damages are sought, an amount has not been specified.

     Based upon reviews conducted by its outside patent counsel, Osteotech believes that its bio-d(TM) threaded cortical bone dowel and Endodowel do not infringe the patent asserted in the action. Osteotech intends to vigorously defend the action.

Item 4. Submissions of Matters to a Vote of Security Holders

     None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

     Osteotech's Common Stock has been traded on the Nasdaq Stock Market(R) under the trading symbol "OSTE" since Osteotech's initial public offering in July 1991.

     The following table sets forth the high and low sale prices(1) for the Common Stock for each of the fiscal quarters during the years ended December 31, 1998 and 1997 based on transaction data as reported by the Nasdaq Stock Market(R).

Year Ended December 31, 1998                      High               Low
                                                  ----              ---

First Quarter                                     19.50            14.67
Second Quarter                                    17.33             8.75
Third Quarter                                     19.83            11.67
Fourth Quarter                                    31.33            11.00

Year Ended December 31, 1997                      High              Low
                                                  ----              ---

First Quarter                                      5.54             4.58
Second Quarter                                     7.17             4.75
Third Quarter                                     14.92             6.33
Fourth Quarter                                    21.83            11.33

(1) On February 11, 1999, the Board of Directors authorized a three-for-two stock split in the form of a 50% stock dividend that was distributed on March 19, 1999 to stockholders of record on March 5, 1999. The high and low sales prices have been restated to give retroactive recognition to the stock split for all periods presented.

     As of March, 1999 there were 234 holders of record of Osteotech's Common Stock. Osteotech believes that there are approximately 4,900 beneficial owners of its Common Stock.

     Osteotech has never paid a cash dividend and does not anticipate the payment of cash dividends in the foreseeable future as earnings are expected to be retained to finance Osteotech's growth. Declaration of dividends in the future will remain within the discretion of Osteotech's Board of Directors, which will review Osteotech's dividend policy from time to time.

Item 6. Selected Financial Data

     Set forth below is the selected financial data for Osteotech for the five fiscal years ended December 31, 1998. The following data should be read in conjunction with Osteotech's consolidated financial statements and related notes thereto contained elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations." All per share data have been adjusted for the three-for-two stock split in the form of a 50% stock dividend in March 1999.



Selected Financial Data
(dollars in thousands except
per share data) For the Year
ended December 31                                        1998            1997            1996             1995            1994
                                                      --------        --------        --------         --------        --------
Net revenues                                          $ 59,201        $ 44,931        $ 34,895         $ 27,934        $ 24,570
Costs and expenses(a)                                   42,920          35,944          33,146           27,696          23,935
Other income, net (b)                                    1,132             585             271            4,582             577
Income before income taxes                              17,413           9,572           2,020            4,820           1,212
Net income (loss)                                       10,304           5,686            (324)           4,582           1,747
Net income (loss) per share (c)

Basic                                                      .78             .46            (.03)             .39             .15
Diluted                                                    .73             .43            (.03)             .38             .15
Dividends per share                                          0               0               0                0               0

Year End Financial Position

Working capital                                       $ 26,373        $ 19,922        $ 12,273         $ 12,135        $  9,010
Total assets                                            57,114          43,052          31,483           30,170          22,594
Long-term obligations                                        0             203             840            1,598           1,027
Stockholders' equity                                    45,930          34,292          22,717           22,594          17,096

(a) Costs and expenses include: (i) a charge to earnings in 1996 of $1,350,000 related to the restructuring of Osteotech's operations located in Leiden, The Netherlands and (ii) a charge to earnings in 1995 of $980,000 resulting from the termination of a distribution agreement.

(b) Other income in 1995 includes principal payments aggregating $4,147,000 received from a major client on a fully-reserved note.

(c) All per share data have been adjusted for the three-for-two stock split in the form of a 50% stock dividend in March 1999.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

For the Three Years Ended December 31, 1998, 1997 and 1996

Results of Operations

     All per share data have been adjusted for the three-for-two stock split in the form of a 50% stock dividend in March 1999.

     Net Income (Loss)

     Consolidated net income for 1998 was $10,304,000 or $.73 diluted income per share, compared to net income of $5,686,000 or $.43 diluted income per share in 1997 and a net loss of $324,000 or $.03 diluted loss per share in 1996.

     Consolidated income before income taxes increased to $17,413,000 in 1998 compared to $9,572,000 in 1997 and $2,020,000 in 1996. Income before income taxes in 1996 includes a charge to earnings of $1,350,000 related to the restructuring of our operations located in Leiden, The Netherlands. See "Provision for Restructuring" included below.

     The following is a discussion of factors affecting results of operations for the years ended December 31, 1998, 1997 and 1996.

     Net Revenues

     Consolidated net revenues in 1998 were $59,201,000, an increase of $14,270,000 or 32% from 1997. The increase was principally due to higher revenues in both the Grafton(R) DBM and Base Tissue segments. Domestic revenues, which consist principally of revenues from the Grafton(R) DBM and Base Tissue segments, increased 36%, and foreign revenues decreased 24% compared to 1997. The decline in foreign revenues resulted primarily from decreased unit volume for our ceramic products.

     Grafton(R) DBM segment revenues in 1998 were $39,128,000, an increase of $12,475,000 or 47% compared with the prior year, as a result of increased demand for Grafton(R) DBM. Base Tissue segment revenues were $17,323,000, or 20% higher than prior year revenues of $14,426,000, as a result of the increased unit volume of allograft bone tissue which we processed for our clients.

     Consolidated net revenues in 1997 were $44,931,000, an increase of $10,036,000 or 29% over 1996 consolidated net revenues of $34,895,000. The increase was principally due to higher revenues in the Grafton(R) DBM segment, which increased 74% to $26,653,000 from $15,293,000 in 1996, as a result of increased demand for Grafton(R) DBM. Domestic revenues, which consist principally of revenues from the Grafton(R) DBM and Base Tissue segments, increased 33% and foreign revenues decreased 8% compared to 1996. The decline in foreign revenues resulted primarily from a decrease in research grant revenues from the Dutch government, as a result of the discontinuance of our PolyActive(TM) polymer research and development program. See "Provision for Restructuring" below. During 1997, we licensed out the patents and technology related to PolyActive(TM) and received an upfront payment of $257,000, which partially offset the decline in grant revenues. Additionally, foreign revenues in 1997 were unfavorably impacted 14% as a result of the strength of the U.S. dollar compared to the Dutch Guilder. However, the impact on consolidated net revenues was approximately 1%.

     Base Tissue segment revenues decreased 3% in 1997 as compared with 1996. In 1997, we discontinued providing certain contract testing services to one of our clients, which accounted for this decrease in revenues.

     During 1998, 1997 and 1996, two of our clients in the Grafton(R) DBM and Base Tissue segments accounted for 56% and 39%, 57% and 34% and 64% and 25%, respectively, of consolidated net revenues. Effective in 1997, we entered into new long-term exclusive processing agreements with both of these clients.

     Costs of Services and Products

     Costs of services as a percentage of service revenues was 29% in 1998, 34% in 1997 and 39% in 1996. The decline in costs as a percentage of revenues results from a shift in revenue mix toward services with higher gross margins, operating efficiencies resulting from increased volume and an increase in fees charged to our clients for Grafton(R) DBM. We expect that consolidated costs as a percentage of consolidated revenues will increase approximately 2% in 1999 as a result of increased processing expenses associated with the implementation of viral inactivation technology in the Base Tissue segment.

     Cost of products as a percentage of product revenues was 80% in 1998, 75% in 1997 and 97% in 1996. The increase in costs in 1998 as a percentage of revenues resulted principally from a decrease in revenues from certain ceramic products and non-allograft bone tissue spinal implant products, while fixed costs remained the same. The decline in costs as a percentage of revenue in 1997 resulted primarily from a shift in product mix toward products with higher gross margins.

     Marketing, General and Administrative Expenses

     Marketing, general and administrative expenses increased $4,290,000 or 26% in 1998 and $3,762,000 or 30% in 1997. The increases are primarily attributable to the Grafton(R) DBM segment and result from expanded marketing and promotional activities and increased agent commissions resulting from increased volume. Additionally, corporate administrative costs increased compared with 1997, principally as a result of higher outside professional costs.

     Research and Development Expenses

     Research and development expenses in 1998 increased $882,000 or 24% to $4,610,000 from $3,728,000 in 1997. The increase was primarily attributable to increased spending in the Base Tissue segment associated with the continued development of a viral inactivation process and development of allograft tissue products and services, including the bio-d(TM) threaded cortical bone dowel. Research and development expenses in 1997 decreased $629,000 or 14% to $3,728,000 from $4,357,000 in 1996. The decline results principally from the discontinuance of our PolyActive(TM) polymer research and development program in the fourth quarter of 1996. See "Provision for Restructuring" below.

     Provision for Restructuring

     In October 1996, we announced a plan to restructure our operations located in Leiden, The Netherlands in order to focus those operations on: (i) providing ceramic and titanium spray coating services and ceramic products to the orthopaedic and dental markets and (ii) to pursue OEM business opportunities for those technologies. In connection with the restructuring, we discontinued our PolyActive(TM) polymer research and development program. As a result of the restructuring, we recorded a pre-tax restructuring charge of $1,350,000, which included $425,000 for employee termination costs, $541,000 for write-off of equipment, intangible assets and inventory, $234,000 for costs associated with the planned sub-leasing of office space in Leiden on which we have a long-term lease, and $150,000 for other contractual obligations. See Note 4 of "Notes to Consolidated Financial Statements."

     Operating Income

     Operating income increased $7,249,000 or 81% in 1998 and $7,238,000 or 414% in 1997. The increase in both periods results primarily from improved operating income in the Grafton(R) DBM segment resulting from increased revenues discussed above. Grafton(R) DBM segment operating income increased $6,442,000 or 93% in 1998 and $4,241,000 or 156% in 1997. Operating income in 1997 also improved as a result of the restructuring of the foreign operations in 1996. See "Provision for Restructuring" above.

     Other Income (Expense)

     In 1998 and 1997, other income increased by $547,000 and $314,000 compared to 1997 and 1996, respectively, due to higher invested cash and lower outstanding debt balances.

     Income Tax Provision

     Our effective income tax rate was 41% in 1998 and 1997 and 116% in 1996. The high effective income tax rate in 1996 was principally due to foreign losses for which no current tax benefits were available. See Note 13 of "Notes to Consolidated Financial Statements."

Liquidity and Capital Resources

     At December 31, 1998, we had cash and short-term investments of $18,041,000 compared to $15,357,000 at December 31, 1997. We invest our excess cash in U.S. Government-backed securities and investment grade commercial paper of major U.S. corporations. Working capital increased $6,451,000 to $26,373,000 at December 31, 1998 compared to $19,922,000 at December 31, 1997. Accounts receivable at December 31, 1998 increased $4,433,000 due to revenue increases.

     Net cash provided by operating activities was $8,338,000 in 1998 compared to $6,564,000 in 1997. The increase resulted primarily from improved earnings in 1998, partly offset by the increase in accounts receivable discussed above and an increase in deferred processing costs. Cash used for capital expenditures in 1998 was $5,521,000 and resulted from our continued investment in facilities and equipment needed for current and future business requirements. During the fourth quarter of 1998, we commenced construction of a new processing facility in Eatontown, New Jersey. See Item 2. "Properties." The estimated aggregate cost for the construction of the facility, including furniture, fixtures and equipment, is approximately $25,000,000, of which $21,500,000 we expect will be funded by our current bank through a building mortgage loan and equipment line of credit. The remaining balance of $3,500,000 will be funded through available cash reserves or anticipated cash flow from operations. Net cash provided by financing activities was $616,000 in 1998 compared to net cash provided by financing activities of $5,048,000 in 1997. Both periods include proceeds from stock option exercises and tax benefits resulting from these stock option exercises. The net cash provided by financing activities in 1998 is net of $4,958,000 used to repurchase and retire 367,500 shares of our common stock in 1998.

     We presently have a loan and security agreement with a U.S. bank, which provides for borrowings of up to $3,000,000 under a revolving line of credit and $4,000,000 under an equipment line of credit. At December 31, 1998, $172,000 was outstanding under the equipment line of credit and there were no borrowings outstanding under the revolving line of credit. The existing credit facility will be replaced in 1999 with a new credit facility that will include a $5,000,000 revolving line of credit in addition to the $21,500,000 building mortgage loan and equipment line of credit discussed above. Consummation of the new credit facility is subject to negotiation and execution of a definitive agreement. We also have a line of credit with a Dutch bank, which provides for borrowings of up to dfl 5,000,000, or approximately $2,659,000 at the December 31, 1998 exchange rate. Analysis of our cash position and anticipated cash flow indicated that it most likely would not be necessary to utilize a significant portion of this line of credit in 1998 and, therefore, we agreed with the bank to limit our borrowings, if any, to no more than dfl 3,000,000, or approximately $1,595,000 at the December 31, 1998 exchange rate. At December 31, 1998, there were no borrowings outstanding under this credit line. See Note 11 of "Notes to Consolidated Financial Statements."

     At December 31, 1998 certain of our foreign-based subsidiaries have net operating loss carryforwards aggregating $2,478,000 at the December 31, 1998 exchange rate ($324,000 with no expiration date; $2,154,000 expiring 2004 through 2006). See Note 13 of "Notes to Consolidated Financial Statements."

     We believe that our cash and cash equivalents, short-term investments and available lines of credit, together with anticipated future cash flow from operations, will be sufficient to meet our near-term requirements. From time to time, we may seek additional funds through equity or debt financing. However, there can be no assurance that such additional funds will be available to us or, if available, that such funds will be available to us on favorable terms.

Impact of Inflation and Foreign Currency Exchange Fluctuations

     The results of operations for the periods discussed have not been materially affected by inflation or foreign currency fluctuations.

Litigation

     Osteotech is involved in various legal proceedings involving product liability and patent infringement claims. For a complete discussion of these matters, see Item 3. "Legal Proceedings" and Note 8 of "Notes to Consolidated Financial Statements." It is possible that our results of operations or liquidity and capital resources could be adversely affected by the ultimate outcome of the pending litigation or as a result of the costs of contesting such lawsuits.

Year 2000

     We recognize the need to ensure that Year 2000 issues will not adversely impact our operations and have identified our potential Year 2000 risk in three categories: internal business software and hardware; internal non-financial systems; and noncompliance by suppliers and customers.

     Internal Business Software and Hardware

     Several years ago we determined that our existing business information systems were not adequate to support the anticipated growth in our business operations and as a result purchased a fully integrated management information system, which is Year 2000 compliant. Most of the new system is operational at this time and the remainder of the system is scheduled to be operational in June 1999. The completion cost for implementation of the remaining software is not expected to be material. All related hardware used to support internal business software is currently Year 2000 compliant. As a result, we do not believe that we require a contingency plan with respect to our internal business systems, and therefore have not developed one. However, if we subsequently identify significant risks we will develop contingency plans as deemed necessary at that time.

     Internal Non-financial Systems

     We have completed our assessment of our internal non-financial systems, such as office equipment, security systems and other business equipment, and determined that minimal changes are required for Year 2000 compliance. We expect to be in full compliance with our internal non-financial systems before the year 2000 and the cost to achieve such compliance is not expected to be material.

     Noncompliance by Suppliers and Customers

     We have initiated written communications with all of our significant suppliers and customers to determine the extent to which we are vulnerable to those third parties' failure to achieve Year 2000 compliance. We are currently evaluating the responses and, if there are any affected suppliers and/or customers, will develop contingency plans in order to minimize disruption to our business operations. At this time we cannot estimate the additional cost, if any, that may result from such contingency plans.

     Risk of Non-Compliance

     Based on the progress we have made in addressing Year 2000 issues, we do not foresee significant risks associated with our Year 2000 compliance program at this time. Although we expect to be compliant before the Year 2000, there is no guarantee that these results will be achieved. Partial or total business systems interruption or the inability of a significant supplier or customer to achieve Year 2000 compliance could have a material adverse effect on our business operations, financial condition, results of operations and business prospects.

Risk Factors

     Two primary clients provide the bulk of our revenues

     We are the exclusive processor of allograft bone tissue for large national and international not-for-profit organizations. During 1998, MTF and ARC accounted for approximately 56% and 39%, respectively, of our revenues. We entered into a 10-year exclusive processing agreement with ARC in December 1996 and a five-year exclusive processing agreement with MTF in April 1997. The loss of either MTF or ARC as a client or a substantial reduction in the amount of allograft bone tissue which we process for either entity would have a material adverse effect on our business, financial condition and results of operations.

     Our dependence upon a limited supply of human donors may curtail business expansion

     Our allograft bone tissue processing business depends upon the availability of bone and related connective tissue from human donors recovered by our clients. We rely on the efforts of not-for-profit donor procurement agencies, including our current clients, to educate the public and foster an increased willingness to donate bone tissue. These organizations may not be able to find a sufficient number of persons to donate sufficient amounts of tissue to meet present or future demand for either allograft bone tissue or any allograft bone tissue-based osteogenic materials we are developing. In the event that we are unable to secure enough donors to meet our demands, our business, financial condition and results of operations may suffer a material adverse effect.

     Our revenues will depend upon reimbursement from public and private insurers

     The continued ability of our clients to pay our processing charges depends upon our clients' ability to distribute processed allograft bone tissue and collect fees from their clients, which are typically medical institutions. The ability of medical institutions to pay fees to our clients depends in part on the extent to which reimbursement for the costs of such materials and related treatments will continue to be available from government health administration authorities, private health coverage insurers and other organizations. We may have difficulty gaining market acceptance for our products and services if government and third-party payors do not provide adequate coverage and reimbursement.

     Medical community could choose not to use our allograft bone tissue products

     We believe the market for allograft bone tissue will continue to derive from the use of such products by physicians specializing in the orthopaedic, neurological, plastic and oral/maxillofacial surgical areas. Our future growth depends in part upon such physicians' wider use of allograft bone tissue as an alternative to autograft bone tissue and other available materials and treatments. We have tried to educate physicians through our marketing activities. Although our education and marketing efforts to date have enabled us to expand our business, our future efforts in this regard may fail to generate additional demand.

     Governmental regulation of organ transplantation could restrict the use of our products

     The procurement and transplantation of allograft bone tissue are subject to federal regulation pursuant to NOTA, a criminal statute which prohibits the purchase and sale of human organs, including bone and related tissue, for "valuable consideration." NOTA permits the payment of reasonable expenses associated with the removal, transportation, processing, preservation, quality control, implantation and storage of human bone tissue. We provide services in all of these areas, with the exception of removal and implantation. Osteotech and other allograft bone tissue processors are engaged in ongoing efforts designed to educate the medical community as to the benefits of processed allograft bone tissue and we will continue to expand our educational activities. Although we believe that NOTA permits reimbursement of these costs as costs associated with the processing, transportation and implantation of our allograft bone tissue products, our inability to be reimbursed for our education efforts in the future could adversely affect our business and prospects. No federal agency or court has determined whether NOTA is, or will be, applicable to every allograft bone tissue-based material which our processing technologies may generate. Assuming that NOTA applies to Osteotech's processing of allograft bone tissue, we believe that we comply with NOTA, but there can be no assurance that more restrictive interpretations of, or amendments to, NOTA will not be adopted in the future which would call into question one or more aspects of our method of operations.

     Loss of key persons could limit our success

     Our success depends upon the continued contributions of our executive officers and scientific and technical personnel. The competition for qualified personnel is intense, and the loss of services of our key personnel, particularly members of senior management, could adversely affect our business.

     Inability to enforce our patents or findings that we infringe patents held by others could damage our business

     Osteotech considers its allograft bone tissue processing technology and procedures proprietary and relies primarily on trade secrets and patents to protect its technology and innovations. Consultants employed by third parties and persons working in conjunction with medical institutions unaffiliated with us have conducted significant research and development for our products. Accordingly, disputes may arise concerning the proprietary rights to information applied to our projects which have been independently developed by such consultants or medical institutions. In addition, you should recognize that although we have attempted to protect our technology with patents, our existing patents may prove invalid or unenforceable as to products or services marketed by our competitors. Our pending patent applications may not result in issued patents. Moreover, due to continuous changes as a result of research and development, we could inadvertently infringe the patents of others. We are currently involved in two lawsuits in which we are accused of infringing patents held by others. See Item 3 "Legal Proceedings."

     Firms with greater financial resources and lower costs present strong competitive threat

     The allograft bone tissue we process competes in the bone graft market with autograft bone tissue, synthetic bone void fillers and allograft bone tissue processed by others, primarily tissue banks. Autograft bone tissue has traditionally been the primary choice for surgeons and we believe autograft bone tissue still maintains approximately 60% share of the United States bone graft market. Certain of our competitors have greater financial resources than we do. For numerous circumstances and procedures for which autograft bone tissue transplantation is either not feasible or not desirable, there are a number of competing alternatives available, including allograft bone tissue processed by others.

     We believe that a majority of the cadaveric bone banks operating in the United States are engaged in processing allograft bone tissue for transplantation. Substantially all of these bone tissue banks are not-for-profit organizations, and, as such, they may be able to supply processing services at a lower cost than we can. We compete with such entities on the basis of our advanced processing technology and the quality and quantity of the bone tissue our processing yields. Since we introduced our allograft bone tissue processing technology in 1987, certain competing processors have claimed to have developed technology similar to that which we use. Although we believe, based upon our knowledge of the industry, that we process bone tissue from more donors than any other processor in the world, there can be no assurance that we can continue to compete successfully in the area of allograft bone tissue processing.

     Competitive threat from alternate technologies

     The primary advantage of synthetic bone substitutes is that they do not depend on the availability of human donors. In addition, members of the medical community and the general public may perceive synthetic materials as safer than allograft-based bone tissue. The allograft bone tissue we process may be incapable of competing successfully with synthetic bone substitutes and recombinant bone growth factors which are developed and commercialized by others, which could have a material adverse effect on our business, financial condition and results of operations.

     Risk to spray coating and HA product operations of competition

     Our plasma spray coating and HA product operations face competition in Europe from divisions and subsidiaries of several large corporations engaged in providing such services and products to others and from several smaller independent companies. In addition, we also face competition from medical implant companies which have in-house plasma spray coating operations. We compete primarily on the quality of our coatings and our prices. We believe that the spraying technology we use, which is computer-controlled and utilizes robotics, enables us to provide high quality coatings at competitive prices. You should note, however, that the ceramic coating industry is highly competitive, certain of our competitors have greater resources than we do, and we may be unable to compete successfully.

     Potential losses from product liability lawsuits

     The testing and use of human allograft bone tissue and the implantation of medical devices coated with our HA powder or titanium and medical devices manufactured by others and which we distribute, entail inherent risks of medical complications for patients and therefore may result in product liability claims against us. Further, our agreements with our allograft bone tissue processing clients provide for indemnification by us for liabilities arising out of defects in allograft bone tissue caused by our processing.

     As a distributor of implants and instruments for spinal surgery, including bone screws, manufactured by Ulrich, we are currently named as a defendant in two lawsuits in which patients claim that they have suffered damages from the implantation of allegedly defective spinal fixation devices. Although we believe that we will ultimately prevail in these cases, litigation is subject to many uncertainties and it is possible that some of the pending cases could be decided against us. The ultimate outcome of the pending litigation or the costs of contesting such suits could materially adversely affect our results of operations or liquidity and capital resources if the ultimate liability exceeds the amount that we recover from Ulrich pursuant to Ulrich's indemnification obligation to us. We are unable to estimate the potential liability, if any, that may result from the pending litigation and, accordingly, have made no provision for any possible future liability in the consolidated financial statements. See Item 3 "Legal Proceedings."

     We presently maintain product liability insurance in the amount of $77 million per occurrence and per year in the aggregate. We may be unable to maintain such insurance in the future and such insurance may not cover all liabilities.

     Potential lawsuit or governmental enforcement based on hazardous waste

     Our bone tissue processing generates waste which is classified as medical hazardous waste by the United States Environmental Protection Agency and the New Jersey Department of Environmental Protection. We segregate such waste and dispose of it through a licensed hazardous waste transporter in compliance with applicable regulations. The production of HA powder at our facility in The Netherlands generates small amounts of hazardous waste, which we segregate and dispose of through a licensed hazardous waste transporter.

     Although we believe we are in compliance with applicable environmental regulations, our failure to fully comply with any such regulations could result in the imposition of penalties, fines and/or sanctions or, in some cases, private lawsuits, which could have a material adverse effect on our business, financial condition and results of operations.

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

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     The section of Osteotech's 1999 Proxy Statement entitled "Election of Directors" is incorporated herein by reference.

Item 11. Executive Compensation

     The section of the 1999 Proxy Statement entitled "Executive Compensation" is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The section of the 1999 Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     The section of the 1999 Proxy Statement entitled "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1) and (2). The response to this portion of Item 14 is submitted as a separate section of this report commencing on page F-1.

     (a)(3) and (c). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Exhibit                                                                        Page
Number      Description                                                       Number
------      -----------                                                       ------
3.1         Restated Certificate of Incorporation of Osteotech                   *
3.2         Amended and Restated Bylaws of Osteotech                             #
3.3         Form of Stock Certificate                                           **
4.1         Stock and Warrants Purchase Agreement, as amended                   **
4.2         Amended Security Holders Agreement                                  **
4.3         Rights Agreement dated as of February 1, 1996 between                #
            Osteotech, Inc. and Registrar and Transfer Co.
10.1        1991 Stock Option Plan, as amended ^                               *****
10.2        1991 Independent Directors Stock Option Plan,                      *****
            as amended ^
10.3        Various Written Option Agreements between Osteotech and             ***
            certain employees, officers, directors and consultants or
            advisors of Osteotech ^
10.4        Senior Management Loan Program ^                                   ****
10.5        Lease for Osteotech's Leiden, The Netherlands facility dated         +
            May 28, 1993
10.6        Processing Agreement between Osteotech and Stichting
            Eurotransplant Nederland, dated September 26, 1988-                 **
10.7        Loan and Security Agreement between Osteotech and                    +
            United Jersey Bank/Central, N.A. dated May 27, 1993
10.8        First Amendment to Loan and Security Agreement between              +++
            Osteotech and United Jersey Bank/Central, N.A. dated July
            14, 1994
10.9        Lease for Osteotech's Eatontown facility dated October 20,        ******
            1994.
10.10       Form of Confidentiality Agreement and Non-Competition             ******
            Agreement with executive officers

Exhibit                                                                        Page
Number      Description                                                       Number
------      -----------                                                       ------
10.11       Second Amendment to Loan and Security Agreement                     ++++
            between Osteotech and United Jersey Bank/Central, N.A.
            dated June 30, 1995
10.12       Amendment to the lease for Osteotech's Leiden, The                  ++++
            Netherlands facility dated June 27, 1995
10.13       Agreement dated December 10, 1996 between American                ********
            Red Cross Tissue Services and Osteotech-
10.14       Lease for Osteotech's Shrewsbury, New Jersey processing           ********
            facility
10.15       Agreement dated April 1, 1997 between Musculoskeletal              ++++++
            Transplant Foundation and Osteotech-
10.16       Credit Agreement between Osteotech b.v. and ING Bank                +++++
            N.V. dated March 14, 1996
10.17       Third Amendment to Loan and Security Agreement between              +++++
            Osteotech and United Jersey Bank/Central, N.A. dated May
            31, 1996
10.18       Fourth Amendment to Loan and Security Agreement                    ++++++
            between Osteotech and Summit Bank dated July 28, 1997
10.19       Third Restated Equipment Promissory Note between                   ++++++
            Osteotech and Summit Bank dated July 28, 1997
10.20       Second Restated Revolving Loan Promissory Note between             ++++++
            Osteotech and Summit Bank dated July 28, 1997
10.21       License & Option  Agreement  between HC  Implants  BV and           ++++++
            Matrix Medical Holding BV dated June 6, 1997
10.22       Change in Control Agreement by and between Osteotech               +++++++
            and Richard W. Bauer ^
10.23       Change in Control Agreement by and between Osteotech               +++++++
            and Michael J. Jeffries ^
10.24       Change in Control Agreement by and between Osteotech               +++++++
            and James L. Russell ^
10.25       Change in Control Agreement by and between Osteotech               +++++++
            and Roger Stikeleather ^

Exhibit                                                                        Page
Number      Description                                                       Number
------      -----------                                                       ------
10.26       Employment Agreement with Michael J. Jeffries dated                 @
            January 1, 1998 ^
10.27       Employment Agreement with Roger C. Stikeleather dated               @
            January 1, 1998 ^
10.28       Employment Agreement with James L. Russell dated                    @
            December 18, 1997 ^
10.29       The Management Performance Bonus Plan ^                             E-2
10.30       Employment Agreement with Richard Russo                            E-14
            dated April 1, 1997 ^
10.31       Change in Control Agreement by and between Osteotech               E-24
            Inc. and Richard Russo ^
10.32       Employment Agreement with Richard W. Bauer dated                   E-39
            December 4, 1998 ^
21.1        Subsidiaries of the Registrant                                     E-49
23.1        Consent of PricewaterhouseCoopers LLP                              E-50
27.0        Financial Data Schedule                                            E-51

Exhibit
Number    Description
-------   -----------

* Previously filed as exhibits to Osteotech's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference thereto.

** Previously filed as exhibits to Osteotech's Registration Statement on Form S-1 (File No. 33-40463) and incorporated herein by reference thereto.

*** Previously filed as exhibits to Osteotech's Registration Statement on Form S-8 (File No. 33-44547) and incorporated herein by reference thereto.

**** Previously filed as exhibits to Osteotech's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference thereto.

***** Previously filed as exhibits to Osteotech's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference thereto.

****** Previously filed as exhibits to Osteotech's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference thereto.

******** Previously filed as exhibits to Osteotech's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference thereto.

+ Previously filed as exhibits to Osteotech's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference thereto.

++ Previously filed as exhibits to Osteotech's Current Report on Form 8-K filed with the Commission on May 26, 1992.

+++ Previously filed as exhibits to Osteotech's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference thereto

++++ Previously filed as exhibits to Osteotech's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 and incorporated herein by reference thereto.

Exhibit
Number    Description
-------   -----------

+++++ Previously filed as exhibits to Osteotech's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference thereto.

++++++ Previously filed as exhibits to Osteotech's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference thereto.

+++++++ Previously filed as exhibits to Osteotech's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference thereto.

@ Previously filed as Exhibits to Osteotech's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference thereto.

# Previously filed as exhibits to Osteotech's Report on Form 8-A dated February 2, 1996 and incorporated herein by reference thereto.

- Copy omits information which is subject to confidential treatment.

^ Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 14(c)


(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 1999                          OSTEOTECH, INC.


                                                By: /s/Richard W. Bauer
                                                    ----------------------------
                                                    Richard W. Bauer
                                                    President, Chief Executive
                                                    Officer (Principal Executive
                                                    Officer) and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature                         Title                           Date
---------                         -----                           ----

/s/DONALD D. JOHNSTON             Chairman of the Board           March 30, 1999
------------------------          of Directors
Donald D. Johnston

/s/RICHARD W. BAUER               President, Chief                March 30, 1999
------------------------          Executive Officer
Richard W. Bauer                  (Principal Executive
                                  Officer) and Director


/s/MICHAEL J. JEFFRIES            Executive Vice                  March 30, 1999
------------------------          President, Chief
Michael J. Jeffries               Operating Officer,
                                  Chief Financial Officer
                                  (Principal Financial
                                  Accounting Officer),
                                  Secretary and Director


/s/STEPHEN J. SOGIN               Director                        March 30, 1999
------------------------
Stephen J. Sogin

/s/KENNETH P. FALLON III          Director                        March 30, 1999
------------------------
Kenneth P. Fallon III

/s/JOHN P. KOSTIUK                Director                        March 30, 1999
------------------------
John P. Kostiuk

                        OSTEOTECH, INC. AND SUBSIDIARIES

                                   ----------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES



                                                                            Page
                                                                            ----
1.   FINANCIAL STATEMENTS

       Report of Independent Accountants.....................................F-2

       Consolidated Balance Sheets as of December 31, 1998 and 1997..........F-3

       Consolidated Statements of Operations
          for the years ended December 31, 1998, 1997 and 1996...............F-4

       Consolidated Statements of Changes in Stockholders' Equity
          for the years ended December 31, 1998, 1997 and 1996...............F-5

       Consolidated Statements of Cash Flows
          for the years ended December 31, 1998, 1997 and 1996...............F-6

       Notes to Consolidated Financial Statements............................F-7


2.   SCHEDULES

       II. Valuation and Qualifying Accounts
              for the years ended December 31, 1998, 1997 and 1996...........S-1

       Report of Independent Accountants on Financial Statement Schedule.....S-2


All schedules, except for those set forth above, have been omitted since the information required is included in the financial statements or accompanying notes or have been omitted as not applicable or not required.

                        REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors and
  Stockholders of Osteotech, Inc.:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Osteotech Inc. and Subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PricewaterhouseCoopers LLP

Princeton, New Jersey
February 25, 1999 except as to information presented in Note 21 for which the date is March 16, 1999

                        OSTEOTECH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

December 31,                                                            1998       1997
----------------------------------------------------------------------------------------
ASSETS
----------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                       $ 15,119   $ 13,884
     Short-term investments                                             2,922      1,473
     Accounts receivable, less allowance of
          $148 in 1998 and $147 in 1997                                11,980      7,547
     Deferred processing costs                                          2,620      1,070
     Inventories                                                        1,568        792
     Deferred income taxes                                                723        457
     Prepaid expenses and other current assets                          2,190      2,860
                                                                     -------------------
               Total current assets                                    37,122     28,083

Property, plant and equipment, net                                     16,044     11,650
Excess of cost over net assets of business acquired, less
     accumulated amortization of $1,701 in 1998 and $1,449 in 1997      1,997      2,249
Other assets                                                            1,951      1,070
----------------------------------------------------------------------------------------
               Total assets                                          $ 57,114   $ 43,052
========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable and accrued liabilities                        $  9,935   $  6,919
     Notes payable                                                        609        608
     Current maturities of long-term debt and
          obligations under capital leases                                205        634
                                                                     -------------------
               Total current liabilities                               10,749      8,161

Long-term debt and obligations under capital leases                                  203
Other liabilities                                                         435        396
----------------------------------------------------------------------------------------
               Total liabilities                                       11,184      8,760
----------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 5,676,595 shares
         authorized; no shares issued or outstanding
     Common stock, $.01 par value; 20,000,000 shares
         authorized; issued and outstanding 13,380,291
         shares in 1998 and 13,029,520 shares in 1997                     133        130
     Additional paid-in capital                                        37,332     36,087
     Accumulated other comprehensive income (loss)                         11        (75)
     Retained earnings (accumulated deficit)                            8,454     (1,850)
----------------------------------------------------------------------------------------
             Total stockholders' equity                                45,930     34,292
----------------------------------------------------------------------------------------
             Total liabilities and stockholders' equity              $ 57,114   $ 43,052
========================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)


Year ended December 31,                                      1998            1997           1996
-----------------------------------------------------------------------------------------------------
Net revenues:
     Service                                            $     58,077    $     42,861    $     31,717
     Product                                                   1,000           1,800           2,481
     License fee                                                 124             257
     Grant                                                                        13             697
                                                      -----------------------------------------------
                                                              59,201          44,931          34,895

Costs and expenses:
     Cost of services                                         16,844          14,487          12,406
     Cost of products                                            795           1,348           2,414
     Marketing, general and administrative                    20,671          16,381          12,619
     Research and development                                  4,610           3,728           4,357
     Provision for restructuring                                                               1,350
                                                      -----------------------------------------------
                                                              42,920          35,944          33,146

Operating income                                              16,281           8,987           1,749

Other income (expense):
     Interest income                                           1,034             673             448
     Interest expense                                            (83)           (140)           (232)
     Other                                                       181              52              55
                                                      -----------------------------------------------
                                                               1,132             585             271

Income before income taxes                                    17,413           9,572           2,020

Income tax provision                                           7,109           3,886           2,344

-----------------------------------------------------------------------------------------------------
Net income (loss)                                       $     10,304    $      5,686    $       (324)
=====================================================================================================
Net income (loss) per share:
     Basic                                              $        .78    $        .46    $       (.03)
     Diluted                                            $        .73    $        .43    $       (.03)
-----------------------------------------------------------------------------------------------------

Shares used in computing net income (loss) per share:
     Basic                                                13,259,784      12,389,124      11,881,737
     Diluted                                              14,086,949      13,188,773      11,881,737
----------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (dollars in thousands)

Years ended December 31, 1998, 1997 and 1996
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            Accumulated    Retained
                                                           Common Stock        Additional      Other       Earnings       Total
                                                       ---------------------     Paid-In   Comprehensive (Accumulated  Stockholders'
                                                        Shares       Amount      Capital   Income (Loss)    Deficit)     Equity
====================================================================================================================================
Balance at December 31, 1995 as previously reported    7,198,179    $   72    $  29,782    $  (48)        $ (7,212)    $  22,594
   Three for two stock split effective March 5, 1999   3,599,090        36          (36)
==================================================================================================================================
Balance at December 31, 1995                          10,797,269       108       29,746       (48)          (7,212)       22,594
   Net loss                                                                                                   (324)         (324)
   Currency translation adjustments                                                           (65)                           (65)
----------------------------------------------------------------------------------------------------------------------------------
   Comprehensive loss                                                                                                       (389)
   Exercise of stock options                             128,799         1          317                                      318
   Exercise of stock warrants                            787,806         8           (8)
   Common stock issued pursuant to
         employee stock purchase plan                     26,295                    120                                      120
   Tax benefits related to stock options                                             74                                       74
==================================================================================================================================
Balance at December 31, 1996                          11,740,169       117       30,249      (113)          (7,536)       22,717
   Net income                                                                                                5,686         5,686
   Currency translation adjustments                                                            38                             38
----------------------------------------------------------------------------------------------------------------------------------
   Comprehensive income                                                                                                    5,724
   Exercise of stock options                             858,147         9        2,949                                    2,958
   Exercise of stock warrants                            414,864         4           (4)
   Common stock issued pursuant to
         employee stock purchase plan                     16,340                    152                                      152
   Tax benefits related to stock options                                          2,741                                    2,741
==================================================================================================================================
Balance at December 31, 1997                          13,029,520       130       36,087       (75)          (1,850)       34,292
   Net income                                                                                               10,304        10,304
   Currency translation adjustments                                                            86                             86
----------------------------------------------------------------------------------------------------------------------------------
   Comprehensive income                                                                                                   10,390
   Exercise of stock options                             703,836         7        2,709                                    2,716
   Common stock issued pursuant to
         employee stock purchase plan                     14,435                    262                                      262
   Tax benefits related to stock options                                          3,228                                    3,228
   Repurchase of common stock                           (367,500)       (4)      (4,954)                                  (4,958)
==================================================================================================================================
Balance at December 31, 1998                          13,380,291    $  133    $  37,332    $   11        $   8,454      $ 45,930
====================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)


Year ended December 31,                                               1998        1997         1996
-----------------------------------------------------------------------------------------------------
Cash Flow From Operating Activities
   Net income (loss)                                                $ 10,304    $  5,686    $   (324)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Depreciation and amortization                                 2,403       2,065       2,679
         Deferred income taxes                                          (272)        268         804
         Provision for doubtful accounts                                                          17
         Provision for restructuring                                                           1,350
         Changes in assets and liabilities:
               Accounts receivable                                    (4,398)     (1,329)     (1,738)
               Inventories                                              (760)        (84)        197
               Deferred processing costs                              (1,550)        152        (245)
               Prepaid expenses and other current assets                 681      (1,133)          7
               Accounts payable and other liabilities                  1,930         939       1,234
-----------------------------------------------------------------------------------------------------
Net cash provided by operating activities                              8,338       6,564       3,981

Cash Flow From Investing Activities
   Capital expenditures                                               (5,521)     (5,323)     (2,079)
   Proceeds from sale of investments                                   6,914       6,418      10,867
   Purchases of investments                                           (8,363)     (5,904)     (7,935)
   Increase in other assets                                             (830)       (231)       (300)
-----------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                   (7,800)     (5,040)        553

Cash Flow From Financing Activities
   Proceeds from issuance of common stock                              2,978       3,110         432
   Income tax benefit related to stock options                         3,228       2,741          74
   Repurchase of common stock                                         (4,958)
   Proceeds from issuance of notes payable                               864         871         829
   Principal payments on notes payable                                  (862)       (918)       (821)
   Principal payments on long-term debt
      and obligations under capital leases                              (634)       (756)       (800)
-----------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                      616       5,048        (286)

Effect of exchange rate changes on cash                                   81          22         254
-----------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                              1,235       6,594       4,502
Cash and cash equivalents at beginning of year                        13,884       7,290       2,788
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                            $ 15,119    $ 13,884    $  7,290
=====================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS

     Osteotech, Inc. (the "Company") provides services and develops and markets products to the orthopaedic, neurological, oral/maxillofacial, dental and general surgery markets in the United States and Europe. The Company's current technology, products and services, and those under development, are focused primarily on the repair and healing of the musculoskeletal system. Osteotech is engaged in the processing of human bone and bone connective tissue (collectively, "allograft bone tissue") used for transplantation. The Company has two primary operating segments: the Grafton(R) Demineralized Bone Matrix (DBM) segment (the "Grafton(R) DBM segment") and Base Allograft Bone Tissue segment (the "Base Tissue segment"). In addition to these two primary segments, the Company provides ceramic and titanium plasma spray coating services to orthopaedic and dental implant manufacturers and markets and distributes non-allograft bone tissue spinal implant products.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidated Financial Statements

     The consolidated financial statements include the accounts of Osteotech, Inc., its majority-owned subsidiaries and joint ventures controlled by the Company. Investments in less than 20% owned affiliates are accounted for on the cost method. All intercompany transactions and balances are eliminated in consolidation.

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


          Building                                           15 years
          Machinery and equipment                            3 to 10 years
          Computer hardware and software                     5 years
          Office equipment, furniture and fixtures           5 years


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

     Translation of Foreign Currency

     Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the year. Revenues and expenses are translated at the weighted average exchange rates during the year. Translation gains and losses are included in other comprehensive income, which is a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in other income.

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

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   CHANGES IN ACCOUNTING POLICIES

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements.
     Comprehensive income consists of net income and other gains and losses affecting stockholders' equity that, under generally accepted accounting principles, are excluded from income. For the Company, such items consist solely of foreign currency translation adjustments. The adoption of SFAS 130 did not have a material effect on primary financial statements, but did affect the presentation of the accompanying Consolidated Statement of Changes in Stockholders' Equity.

     On January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards or related disclosures about products and services, geographic areas, and major customers. Financial statement disclosures for prior periods are required to be restated. The adoption of SFAS 131 did affect the way the Company reports information about its operating segments. The information for 1997 and 1996 has been restated to conform to the 1998 presentation.

4.   RESTRUCTURING OF THE NETHERLANDS OPERATIONS

     In October, 1996, the Company announced a plan to restructure its non-allograft bone tissue operations located in Leiden, The Netherlands. In connection with the restructuring, the Company discontinued its PolyActive(TM) polymer research and development program, and recorded a pre-tax charge to earnings of $1,350,000 which included $425,000 for employee termination costs, $541,000 for write-off of equipment, intangible assets and inventory, $234,000 for costs associated with the planned sub-leasing of office space in Leiden on which the Company has a long-term lease and $150,000 for other contractual obligations.

5.   ACQUISITION

     In June, 1998, the Company acquired a 5% interest in OST Developpement S.A. ("OST"), for 496,662 French Francs ("FRF") or approximately $84,400. OST is a processor of bovine bone grafts for orthopaedic and dental use. The acquisition was accounted for on the cost method. Subsequently, in January 1999, the Company acquired an additional 85% interest for FRF 8,503,338 or approximately $1,510,000, bringing its ownership to 90%. The Company also has the option to purchase the remaining 10% of OST at a price to be determined at the time of purchase.

     During 1998, the Company made interest bearing loans to OST aggregating FRF 2,300,000 or $396,000 at the December 31, 1998 exchange rate, to support its capital expenditure and working capital requirements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   INVENTORIES

     Inventories consist of the following at December 31:
        (in thousands)                                  1998              1997
     ---------------------------------------------------------------------------

     Raw materials                                     $  646             $  475
     Finished goods                                       922                317
     ---------------------------------------------------------------------------
                                                       $1,568             $  792
     ===========================================================================

7.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following at December 31:

       (in thousands)                                       1998          1997
     ---------------------------------------------------------------------------

     Land                                                  $ 2,262       $ 1,961
     Building                                                  628           201
     Machinery and equipment                                13,945         9,431
     Computer hardware and software                          1,774         1,504
     Office equipment, furniture and fixtures                2,217         1,696
     Equipment under capital lease                             798           635
     Leasehold improvements                                  5,030         4,784
                                                           -------       -------
                                                            26,654        20,212
     Less accumulated depreciation
         and amortization                                   10,610         8,562
     ---------------------------------------------------------------------------
                                                           $16,044       $11,650
     ===========================================================================

     Accumulated depreciation and amortization above includes amortization on equipment under capital lease of $323,000 and $234,000 in 1998 and 1997, respectively.

     During the fourth quarter of 1998, the Company commenced construction of a new processing facility in Eatontown, New Jersey. The estimated aggregate cost for the construction of the new facility including furniture, fixtures and equipment is $25 million.

8.   COMMITMENTS AND CONTINGENCIES

     Service Agreements

     Osteotech is the exclusive processor of allograft bone tissue for large national and international clients. The Company provides these processing services pursuant to long-term service agreements. Osteotech's agreements with its clients generally provide for cross-indemnification against liability arising out of performance of the agreements. Effective January 1, 1997 the Company entered into a new ten-year processing agreement with one of its major allograft bone tissue processing clients, the American Red Cross Tissue Services ("ARC"). Effective April 1, 1997 the Company entered into a new five-year processing agreement with its other major client, the Musculoskeletal Transplant Foundation ("MTF").

     Customers of the Company's plasma spray coating services generally purchase
     such  services   pursuant  to  purchase  orders  or  non-exclusive   supply
     agreements which are cancelable at any time by either party.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   COMMITMENTS AND CONTINGENCIES (continued)

     License and Option Agreement

     In June, 1997, the Company entered into an exclusive worldwide license agreement for its proprietary PolyActive(TM) polymer biomaterial technology and patents with IsoTis BV (formerly Matrix Medical BV), The Netherlands. Pursuant to the terms of the agreement, the Company received an up front license payment of 500,000 Dutch Guilders ("dfl") or approximately $257,000 in 1997 and an additional license payment of dfl 250,000 or approximately $124,000 in 1998, which were recognized as license fee revenue. IsoTis BV is required to make an additional license payment of dfl 250,000 or approximately $133,000 at the December 31, 1998 exchange rate in June, 1999. Additionally, IsoTis BV has an option to acquire the technology for dfl 4-million (approximately $2.1 million at the December 31, 1998 exchange rate) commencing in the third year of the agreement and extending through the sixth year of the agreement.

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

     Product Liability Litigation

     The Company is a defendant in two state court product liability actions in which patients claim that they have suffered damages from the implantation of orthopaedic bone screws allegedly distributed by the Company. One of the actions is stayed. Management believes that the suits and claims are without merit and will continue to defend such actions vigorously. It is the Company's position that either a device distributed by the Company was not implanted in the patient, or that if the allegations in the complaints regarding the use of the device are assumed to be true, the device was used in a manner which was contrary to the use approved by the FDA and the Company's written warnings concerning use. Pursuant to its distribution agreement with the Company, the manufacturer of the spinal fixation devices, Heinrich C. Ulrich, KG ("Ulrich") has agreed to indemnify the Company for all costs, and damages incurred by the Company in connection with its distribution of products manufactured by Ulrich, except such costs and damages which are caused by the Company's gross negligence, willful misconduct or unauthorized claim made by the Company in marketing the products. In connection with this indemnification, the Company received $62,000 from Ulrich in 1998 and $16,000 in 1997 as reimbursement for legal costs incurred.

     In July,  1998,  a  complaint  was filed  against the Company in the Second
     Judicial District Court, Bernallilo County, New Mexico, which alleges negligence, strict liability, breach of warranty, negligent misrepresentation, fraud, and violation of the New Mexico Unfair Trade Practices Act arising from allegedly defective dental implant coating and coating services provided to plaintiffs by a subsidiary of the Company, Cam Implants BV. Plaintiffs have demanded unspecified monetary damages. On August 14, 1998, the Company removed this action to the United States District Court for the District of New Mexico. On August 24, 1998, the Company filed and served its answer, denying any and all liability in this action, and moved to dismiss five of the seven claims alleged against it. On November 5, 1998, the Company moved for summary judgment in its favor on all of the claims alleged in this action, on the ground that all of plaintiffs' claims are barred by their applicable statutes of limitations. To date the Court limited discovery in this action to matters related to the statue of limitations issue. The Company believes that the claims against it are without merit and will continue to vigorously defend against such claims. See Note 21 "Subsequent Events."

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8.   COMMITMENTS AND CONTINGENCIES (continued)

     Patent Litigation

     In January, 1998, the Company filed a patent infringement action against GenSci Regeneration Laboratories, Inc. ("GenSci Labs") and GenSci Regeneration Sciences, Inc. ("GenSci Sciences") alleging that the GenSci parties violated claims of one of the patents involving the Company's Grafton(R) Demineralized Bone Matrix (DBM) process. Approximately two weeks after Osteotech's filing, GenSci Labs filed a suit against the Company alleging patent infringement of two patents assigned to GenSci Labs in addition to tortious interference with a business expectancy, negligent interference with a prospective economic advantage and inducing breach of contract and seeking a declaratory judgment of the invalidity of two of the Company's patents covering Grafton(R) DBM. In February, 1998, GenSci Labs amended its complaint alleging essentially the same causes of action but adding a third patent to the allegation of patent infringement. The actions have been consolidated into one lawsuit. In September, 1998, GenSci Labs served an amended complaint, which asserted, in addition to the previously asserted claims, claims of false advertising under Federal law. In September, 1998, the Company served its answer to this amended complaint, asserted counterclaims against GenSci Labs and served a third-party complaint against GenSci Sciences, and DePuy Motech, Inc. The Company's counterclaims and third party complaint accused the GenSci parties of infringing a second Company patent, in addition to the patent referred to above, and accused the DePuy Motech, Inc. and GenSci parties of acting jointly and severally in infringing on the claims of both patents. Discovery has commenced and is ongoing. The Company has and will continue to vigorously defend any claims against it and prosecute the claims it has asserted against the GenSci and DePuy parties.

     In February, 1999, a complaint was filed against the Company in the United States District Court for the Northern District of Florida. This action, which has been brought by plaintiffs, University of Florida Tissue Bank, Inc., Regeneration Technologies, Inc., Sofamor Danek Group, Inc., and Sofamor Danek L.P., alleges that Osteotech's bio-d(TM) threaded cortical bone dowel and Endodowel infringe on the claims of U.S. Patent No. 5,814,084, entitled "Diaphysical Cortical Dowel." Although monetary damages are sought, an amount has not been specified. Based upon reviews conducted by its outside patent counsel, Osteotech believes that its bio-d(TM) threaded cortical bone dowel and Endodowel do not infringe the patent asserted in the action. Osteotech intends to vigorously defend the action.

     Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. It is possible that the results of operations or liquidity and capital resources of the Company could be adversely affected by the ultimate outcome of the pending litigation or as a result of the costs of contesting such lawsuits. The Company is unable to estimate the potential liability, if any, that may result from the pending litigation and, accordingly, no provision for any liability (except for accrued legal costs) has been made in the consolidated financial statements.

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

     Future minimum lease commitments as of December 31, 1998 are as follows:

                                                         Capital      Operating
     Year                                                Leases         Leases
     ---------------------------------------------------------------------------
                                                            (in thousands)

     1999                                                $  34        $ 1,045
     2000                                                               1,024
     2001                                                                 988
     2002                                                                 964
     2003 and thereafter                                                4,702
                                                         --------------------
     Total minimum lease payments                           34        $ 8,723
                                                                      =======
     Less amount representing interest                       1
     -----------------------------------------------------------
     Present value of minimum lease payments             $  33
     ===========================================================

     Rental  expense was  $1,013,000,  $1,013,000  and  $1,045,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

10.  STOCKHOLDERS' EQUITY

     Preferred Stock

     The authorized capital of the Company includes 5,675,595 shares of Preferred Stock, the rights and provisions of which will be determined by the Board of Directors at the time any such shares are issued, if at all. No shares of Preferred Stock were issued or outstanding at December 31, 1998 and 1997.

     Stock Options

     The Company has two stock option plans under which stock options may be granted: the 1991 Stock Option Plan (the "1991 Plan") and the 1991 Independent Directors Stock Option Plan (the "Directors Plan").

     The 1991 Plan, as amended, authorizes the grant of up to 4,220,648 shares of the Company's common stock in the form of incentive stock options or non-qualified stock options to employees and consultants. Stock options may be granted at prices not less than 100% of the fair market value at the date of option grant. Options generally become exercisable in ratable installments over a four-year period, with unexercised options expiring no later than ten years from the date of grant.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. STOCKHOLDERS' EQUITY (Continued)

     The Directors Plan, as amended, authorizes the grant of up to 750,000 shares of the Company's common stock to members of the Board of Directors who are not officers or employees of the Company. Option exercise prices equal 100% of the fair market value on the date of grant. Options issued prior to July 1, 1997 become exercisable in ratable installments over four years with unexercised options expiring five years from the vesting date. Effective July 1, 1997, the Directors Plan was amended to provide for options issued to become 100% exercisable on the first anniversary of the date of grant with unexercised options expiring ten years from the date of grant.


     Stock option activity for the years 1998, 1997 and 1996 is as follows:

                                                            1998                        1997                    1996
     ------------------------------------------------------------------------------------------------------------------------
                                                                  Weighted                    Weighted               Weighted
                                                                   Average                     Average                Average
                                                                  Exercise                    Exercise               Exercise
                                                     Shares         Price        Shares        Price     Shares       Price
     ------------------------------------------------------------------------------------------------------------------------
     Outstanding at January 1,                     2,524,011     $  5.41      2,628,815     $ 3.88     2,373,244       $ 3.61
         Granted                                     491,250       18.55        826,688       8.12       455,250         4.96
         Exercised                                   703,836        3.86        858,147       3.45       128,799         2.47
         Canceled or expired                          30,693        4.29         73,345       4.13        70,880         4.22
     ------------------------------------------------------------------------------------------------------------------------
     Outstanding at December 31,                   2,280,732     $  9.35      2,524,011     $ 5.41     2,628,815       $ 3.88
     ------------------------------------------------------------------------------------------------------------------------
     Exercisable at December 31,                   1,310,544     $  6.41      1,678,523     $ 5.76     1,514,318       $ 3.70
     ------------------------------------------------------------------------------------------------------------------------
     Available for grant at
         December 31,                              1,047,000                  1,507,482                  761,618
     ------------------------------------------------------------------------------------------------------------------------
     Weighted average fair value of
         options granted during the period           $ 11.03                     $ 4.91                   $ 2.35
     ------------------------------------------------------------------------------------------------------------------------


     The  following  table  summarizes  the  information   about  stock  options
     outstanding at December 31, 1998:

                                          Options Outstanding                             Options Exercisable
                           --------------------------------------------------  ----------------------------------------
                                                  Weighted
                                Number            Average         Weighted             Number
                            Outstanding at       Remaining         Average          Exercisable at          Weighted
         Range of            December 31,       Contractual       Exercise           December 31,           Average
     Exercise Prices             1998           Life (Years)        Price                1998            Exercise Price
     ------------------------------------------------------------------------------------------------------------------
     $ .44 to $ 4.63             678,154             6             $ 3.75               428,342               $ 3.76

      4.67 to   6.67             487,236             8               5.94               269,361                 5.79

      8.17 to  13.00             676,592             9               8.89               612,841                 8.53

     15.75 to  21.59             438,750            10              19.32
     ------------------------------------------------------------------------------------------------------------------

     $ .44 to $21.59           2,280,732             8             $ 9.35             1,310,544               $ 6.41
     ==================================================================================================================

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


     (dollars in thousands
     except per share data)                  1998          1997         1996
     ---------------------------------------------------------------------------
     Net income (loss)
         As reported                       $ 10,304      $  5,686     $  (324)
         Pro forma                            8,155         1,726        (865)

     Net income (loss) per share
         As reported
             Basic                         $    .78      $    .46     $  (.03)
             Diluted                            .73           .43        (.03)

         Pro forma
            Basic                          $    .61      $    .14     $  (.07)
            Diluted                        $    .58           .12        (.07)
     ---------------------------------------------------------------------------

     The pro forma effect on net income (loss) for 1998, 1997 and 1996 is not representative of the pro forma effect on net income in future years because, in accordance with FAS 123, it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

     The fair value for the option  grants  was  estimated  at the date of grant
     using  the   Black-Scholes   option-pricing   model   with  the   following
     weighted-average assumptions:

                                            1998          1997             1996
     ---------------------------------------------------------------------------
     Expected life (years)                       8             7              6
     Risk free interest rate              4.5%-5.7%     5.8%-6.6%           6.6%
     Volatility factor                        50.0%         50.0%          50.0%
     Dividend yield                            0.0%          0.0%           0.0%
     ---------------------------------------------------------------------------

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  STOCKHOLDERS' EQUITY (continued)

     Stock Warrants

     As part of financing and contract arrangements, the Company has, at certain times, issued warrants to purchase its Convertible Preferred Stock and Common Stock. Warrant activity for the years ended December 31, 1996, 1997 and 1998 is summarized as follows:

                                              Convertible Preferred
                                                  Stock Warrants
                                              ---------------------     Common
                                               Series       Series       Stock
                                                 A             D        Warrants
--------------------------------------------------------------------------------
Outstanding at December 31, 1995              144,515      347,136      851,757

     Exercised                                127,785       23,564      656,211
--------------------------------------------------------------------------------
Outstanding at December 31, 1996               16,730      323,572      195,546

     Exercised                                 16,730      323,114      195,546
--------------------------------------------------------------------------------
Outstanding at December 31, 1997                    0          458            0

--------------------------------------------------------------------------------
Outstanding at December 31, 1998                    0          458            0
--------------------------------------------------------------------------------

Exercise price                                $  0.02      $  3.72      $  0.02
Expiration date                                               2000
--------------------------------------------------------------------------------

     Convertible Preferred Stock warrants are immediately convertible into Common Stock upon exercise on a share for share basis. Warrants are exercised through the payment of cash or under a cashless exercise. Under the cashless exercise method, the number of shares issued upon exercise of such warrant is determined by calculating the aggregate number of shares represented by the warrants using the closing price of the Company's Common Stock on the exercise date, deducting the aggregate exercise cost and dividing the net remaining amount by the market value per share on the exercise date.

     Stock Purchase Plan

     The 1994 Employee Stock Purchase Plan provides for the issuance of up to 375,000 shares of Common Stock. Eligible employees may purchase shares of the Company's Common Stock through payroll deductions of 1% to 7 1/2% of annual compensation. The purchase price for the stock is 85% of the fair market value of the stock on the last day of each calendar quarter. At December 31, 1998, 266,883 shares were available for future offerings under this plan.

     Stock Repurchase Program

     In June 1998, the Board of Directors of the Company authorized the repurchase and retirement of up to $5,000,000 of the Company's common stock through open market purchases. During August 1998, the Company completed this program and had repurchased and retired 367,500 shares of common stock at a cost of $4,958,000.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  STOCKHOLDERS' EQUITY (continued)

     Stockholder Rights Agreement

     In January, 1996, the Board of Directors of the Company unanimously adopted a stockholder rights agreement (the "Rights Agreement") declaring a dividend of one preferred stock purchase right (the "Right") for each outstanding share of common stock as of February 12, 1996. Each Right entitles the stockholder to purchase from the Company one one-hundredth of a preferred share at a price of $35.00 per share, subject to adjustment. The Rights will not be exercisable or separable from the common shares until ten business days after a person or group acquires or tenders for 20% or more of the Company's outstanding common shares ("triggering event"). The Rights Agreement also provides that, after a triggering event occurs, the Rights convert into a Right to buy common stock and entitle its holder to receive upon exercise that number of common shares having a market value of two times the exercise price of the Right. In the event the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to receive upon exercise of the Right, at the Right's then current exercise price, that number of the acquiring company's common shares having a market value of two times the exercise price of the Right. The Company is entitled to redeem the Rights at a price of $.01 per Right at any time prior to their becoming exercisable, and the Rights expire on February 12, 2006. The Rights Agreement was adopted to maximize the value of all stockholders' ownership interest in the Company by establishing a deterrent to abusive takeover tactics sometimes used in challenges for corporate control.

11. DEBT AND FINANCING ARRANGEMENTS

     The Company has a loan and security agreement with a U.S. bank which provides for borrowing up to $3,000,000 under a revolving line of credit and $4,000,000 under an equipment line of credit. The annual interest rate on revolving loan advances is based upon the bank's prime rate whereas the annual rate of interest on equipment advances is based upon the bank's prime rate plus a margin of .25%. Borrowings under the equipment line of credit are repayable over a 48 month term and are collateralized by equipment purchased with such borrowings. The Company is required under the agreement to maintain certain financial ratios and meet certain net worth and indebtedness tests. An annual commitment fee of .25% is payable on the unused portion of the revolving line of credit. At December 31, 1998 and 1997, $172,000 and $709,000, respectively, was outstanding under the equipment line of credit and there were no borrowings under the revolving line of credit.

     In December, 1998, the Company received a commitment from the bank for a new credit facility which will replace the current facilities. The new credit facility will include a $5,000,000 revolving line of credit and a $21,500,000 building mortgage loan and equipment line of credit which the Company will use to fund the planned construction of a new processing facility. Consummation of the new credit facility is subject to negotiation and execution of a definitive agreement.

     The Company has a line of credit with a Dutch bank which provides for borrowing up to dfl 5,000,000, or approximately $2,659,000 at the December 31, 1998 exchange rate. Borrowings under this credit line bear interest at the bank's prime rate plus a margin of 2.25%. Under certain circumstances the Company may elect to utilize a rate based on the Amsterdam Interbank Offered Rate (AIBOR) plus a margin of .75%. Analysis of the Company's financial position and anticipated cash flow indicated that it most likely would not be necessary to utilize a significant portion of this line of credit in 1998 and, therefore, the Company agreed with the bank to limit its borrowings, if any, to be no more than dfl 3,000,000, or approximately $1,595,000 at the December 31, 1998 exchange rate. At December 31, 1998 and 1997, there were no borrowings under this line of credit.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  DEBT AND FINANCING ARRANGEMENTS (continued)

     The weighted average interest rate on short-term notes payable outstanding was 6.87% in 1998 and 5.75% in 1997.

     Long-term debt consists of the following at December 31:

     (in thousands)                                              1998      1997
     ---------------------------------------------------------------------------

     Bank loan collateralized by
     equipment, repayable in monthly
     installments of $49 plus accrued
     interest at the bank prime rate plus .25%
     (8.00% at December 31, 1998).                               $172      $ 709

     Less current portion                                         172        537
     ---------------------------------------------------------------------------
                                                                 $  0      $ 172
     ===========================================================================

12.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following at December 31:

     (in thousands)                                              1998      1997
     ---------------------------------------------------------------------------

     Trade accounts payable                                    $2,752     $1,410
     Accrued compensation                                         790        819
     Accrued research and development                             290      1,046
     Accrued taxes payable                                      3,190      1,465
     Other accrued liabilities                                  2,913      2,179
     ---------------------------------------------------------------------------
                                                               $9,935    $ 6,919
     ===========================================================================


13.  INCOME TAXES

     The income tax provision is summarized as follows at December 31:

      (in thousands)                       1998            1997           1996
     --------------------------------------------------------------------------
     Current:
          Federal                        $ 5,893         $ 2,958        $ 1,338
          State                            1,488             660            470
     --------------------------------------------------------------------------
                                           7,381           3,618          1,808
                                         ---------------------------------------
     Deferred:
          Federal                           (151)            217            508
          State                             (121)             51             28
     --------------------------------------------------------------------------
                                            (272)            268            536
                                         ---------------------------------------
     Income tax provision                $ 7,109         $ 3,886        $ 2,344
     ==========================================================================

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



13.  INCOME TAXES (continued)

     The difference between income tax expense and the expected tax which would result from the use of the Federal statutory income tax rate is as follows:

     (in thousands)                                 1998       1997        1996
     ---------------------------------------------------------------------------
     Computed tax at statutory Federal rate       $ 5,920    $ 3,254     $   687
     State income taxes                               931        522         352
     Amortization of excess of cost over
          fair value of assets acquired                86         86          86
     Net operating losses for which no tax
          benefit is currently available              149        101       1,184
     Other                                             23        (77)         35
     ---------------------------------------------------------------------------
     Income tax provision                         $ 7,109    $ 3,886     $ 2,344
     ===========================================================================

     Loss before income taxes from foreign operations was $266,000 in 1998 and $2,952,000 in 1996 respectively. The components of the deferred tax assets and deferred tax liabilities are as follows at December 31:

         (in thousands)                                     1998           1997
     ---------------------------------------------------------------------------
     Deferred Tax Assets:
          Net operating loss carryforwards
               Federal                                      $  279        $  277
               Foreign                                         991           844
               State                                            43            42
          Tax credits                                          106
          Other                                                932           559
     ---------------------------------------------------------------------------
                                                             2,351         1,722
               Less valuation allowance                      1,520         1,187
     ---------------------------------------------------------------------------
               Deferred tax assets                             831           535
     ---------------------------------------------------------------------------
     Deferred Tax Liabilities:
          Other                                                415           391
     ---------------------------------------------------------------------------
               Deferred tax liabilities                        415           391
     ---------------------------------------------------------------------------
               Net deferred tax asset                       $  416        $  144
     ===========================================================================

     In 1998, the Company increased its valuation allowance as a result of foreign losses for which the realization of future tax benefits is uncertain.

     Certain of the Company's subsidiaries have foreign net operating loss carryforwards aggregating $2,478,000 ($324,000 with no expiration date; $2,154,000 expiring 2004 through 2006), of which approximately $148,000 were acquired in connection with an acquisition.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     (in thousands)                                  1998       1997       1996
     ---------------------------------------------------------------------------

     Cash paid during the year for taxes            $2,120     $1,071     $1,120
     Cash paid during the year for interest             50        101        188

15.  SUPPLEMENTARY STATEMENT OF OPERATIONS INFORMATION

     Maintenance and repairs expense for the years ended December 31, 1998, 1997 and 1996 was $1,344,000, $1,164,000 and $981,000 respectively. Depreciation and amortization expense related to property, plant and equipment for the years ended December 31, 1998, 1997 and 1996 was $2,050,000, $1,699,000 and
     $2,020,000 respectively.

16.  EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                                     Year Ended
                                                    ------------------------------------------
(dollars in thousands except per share data)            1998            1997           1996
-----------------------------------------------------------------------------------------------
Net income (loss) available to common
      Shareholders                                  $     10,304   $      5,686   $       (324)
==============================================================================================
Denominator for basic earnings (loss) per share:
    Weighted average:
        Common shares outstanding                     13,259,784     12,215,736     11,604,129
        Nominal warrants outstanding(a)                                 173,388        277,608
                                                    ------------------------------------------
                                                      13,259,784     12,389,124     11,881,737
Effect of dilutive securities:
    Stock options                                        827,072        732,935
    Warrants                                                  93         66,714
                                                    ------------------------------------------
Denominator for diluted earnings (loss) per share     14,086,949     13,188,773     11,881,737
==============================================================================================
Basic earnings (loss) per share                     $        .78   $        .46   $       (.03)
==============================================================================================
Diluted earnings (loss) per share                   $        .73   $        .43   $       (.03)
==============================================================================================

(a) Nominal warrants are warrants with an exercise price of $.02.

                        OSTEOTECH, INC. AND Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



17.  OPERATING SEGMENTS

     Effective January 1, 1998, the Company adopted SFAS 131 (see Note 3). Prior year information has been restated to present the Company's two reportable business segments: the Grafton(R) DBM segment and Base Tissue segment. The Grafton(R) DBM segment engages in the processing and marketing Grafton(R) DBM. Grafton(R) DBM is processed using the Company's advanced proprietary demineralization process. The Base Tissue segment engages in the processing of primarily weight-bearing mineralized allograft bone tissue which is generally marketed by the Company's clients.

     The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. The Company evaluates the performance of its operating segments based on revenue performance and operating results. The Company does not produce information about assets for its operating segments, and accordingly no asset information is presented in the table below. All corporate related expenses are allocated to operating segments and geographic areas in determining operating income (loss) of the respective segments.

     Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes information for other business units below the quantitative thresholds. The Company's other business units engage in providing ceramic and titanium plasma spray coating services to orthopaedic and dental implant manufacturers and marketing and distributing non-allograft bone tissue spinal implant products.



                                   Grafton(R)   Base
                                      DBM      Tissue
(in thousands)                      Segment    Segment     Other   Consolidated
--------------------------------------------------------------------------------

Revenues:
     1998                          $39,128     $17,323    $ 2,750    $59,201
     1997                           26,653      14,426      3,852     44,931
     1996                           15,293      14,921      4,681     34,895
--------------------------------------------------------------------------------
Operating income (loss):
     1998                          $13,404     $ 4,170    $(1,293)   $16,281
     1997                            6,962       2,686       (661)     8,987
     1996                            2,721       3,150     (4,122)     1,749
--------------------------------------------------------------------------------
Depreciation and amortization:
     1998                          $ 1,180     $   742    $   481    $ 2,403
     1997                              799         740        526      2,065
     1996                              875       1,121        683      2,679
--------------------------------------------------------------------------------

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



17.  OPERATING SEGMENTS (Continued)

     Financial information by geographic area is summarized as follows:

     (in thousands)               United States       Europe      Consolidated
     ---------------------------------------------------------------------------
     Revenues
          1998                      $56,876          $ 2,325       $59,201
          1997                       41,887            3,044        44,931
          1996                       31,582            3,313        34,895

     Long-lived Assets
          1998                      $17,090          $ 2,774       $19,864
          1997                       12,049            2,920        14,969
          1996                        8,256            3,296        11,552


     Two of the Company's customers individually comprise 10% or more of the Company's consolidated net revenues. Revenues by customer, which are reported as part of the Company's Grafton(R) DBM and Base Tissue segments, are as follows:

     (in thousands)                   1998             1997          1996
     ---------------------------------------------------------------------------

     Revenues
         MTF                        $33,286          $25,731       $22,224
         ARC                         23,020           15,442         8,735
     ---------------------------------------------------------------------------
                                    $56,306          $41,173       $30,959
     ===========================================================================

18.  RETIREMENT BENEFITS

     The Company has a 401(k) plan which covers substantially all full time U.S. employees. The Company has agreed to contribute an amount equal to 25% of each participant's contribution. A participant's contribution may not exceed 15% of annual compensation, or the maximum allowed by the Internal Revenue Code, if less than 15% of compensation. Provisions of the plan include graduated vesting over five years of service. Total Company contributions for the years ended December 31, 1998, 1997 and 1996 were $221,000, $161,000 and $133,000 respectively.

     Certain of the Company's foreign subsidiaries provide retirement benefits to their employees through the purchase of non-participating annuity contracts. The expenses for these contracts were $88,000, $56,000 and $31,000 for the years ended December 31, 1998, 1997 and 1996.

     The Company does not maintain any other pension or post retirement plans.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



19.  RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the 1998 presentation.

20.  QUARTERLY FINANCIAL DATA (unaudited)

     The following is a summary of the unaudited quarterly results for the years ended December 31, 1998 and 1997:

                                                                Quarter Ended
                                              ---------------------------------------------
(dollars in thousands except per share data)    March 31     June 30    Sept. 30   Dec. 31
-------------------------------------------------------------------------------------------
1998

Net revenues                                    $13,475      $15,254    $14,283    $16,189
Cost of services and products                     4,227        4,639      4,142      4,631
Net income                                        2,106        2,429      2,618      3,151
Net income per share
     Basic                                      $   .16      $   .18    $   .20    $   .23
     Diluted                                        .15          .17        .19        .22
------------------------------------------------------------------------------------------
1997

Net revenues                                    $10,084      $10,703    $11,933    $12,211
Cost of services and products                     3,872        3,936      4,217      3,810
Net income                                          832        1,403      1,608      1,843
Net income per share
     Basic                                      $   .07      $   .11    $   .13    $   .14
     Diluted                                        .07          .11        .12        .13

21.  SUBSEQUENT EVENTS

     On February 11, 1999, the Board of Directors authorized a three-for-two stock split in the form of a 50% stock dividend to be distributed on March 19, 1999 to stockholders of record on March 5, 1999. Stockholders' equity has been restated to give retroactive recognition to the stock split for all periods presented. In addition, all references in the financial statements to shares, per share data, stock option data and market prices of the Company's common stock have been restated.

     In  connection  with the  product  liability  action  pending in the United
     States District Court for the District of New Mexico (See Note 8 "Commitments and Contingencies"), on March 16, 1999, the court dismissed with prejudice the plaintiffs negligence and strict liability claims.

                                                                     SCHEDULE II


                        OSTEOTECH, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                                             Additions
                                                        Balance At    -------------------------                         Balance At
                                                        Beginning     Charged To        Charged                            End
                                                        Of Period      Expenses        To Other         Deductions      Of Period
                                                        ----------------------------------------------------------------------------
For the year ended December 31, 1998:
     Allowance for doubtful accounts                     $   147      $    (3)(a)       $    6 (b)      $    (2)(c)      $   148
     Valuation allowance for deferred
           tax asset                                       1,187          333 (d)                                          1,520

For the year ended December 31, 1997:
     Allowance for doubtful accounts                         163                           (11)(b)           (5)(c)          147
     Valuation allowance for deferred
           tax asset                                       4,530         (171)(d)                        (3,172)(e)        1,187

For the year ended December 31, 1996:
     Allowance for doubtful accounts                         179           17              (10)(b)          (23)(c)          163
     Valuation allowance for deferred
           tax asset                                       3,134        1,396 (d)                                          4,530



(a)  Represents recovery on previously written-off accounts receivable.

(b)  Represents foreign currency translation adjustments.

(c)  Represents the write-off of accounts receivable.

(d)  Represents the tax effect of temporary differences.

(e)  Represents recognition of a deferred tax asset.

                      Report of Independent Accountants on
                          Financial Statement Schedule



To the Board of Directors of Osteotech, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 25, 1999, except as to information presented in Note 21 for which the date is March 16, 1999 appearing on page F-2 of this 1998 Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this 1998 Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PricewaterhouseCoopers LLP

Princeton, New Jersey

February 25, 1999, except as to information presented in Note 21 for which the date is March 16, 1999

                                  EXHIBIT INDEX


                                                          Location of Exhibit in
Exhibit                                                   Sequential Numbering
Number      Description                                   System
------      -----------                                   ------
10.29       The Management Performance Bonus Plan                       E-2

10.30       Employment Agreement with Richard Russo dated               E-14
            April 1, 1997

10.31       Change in Control Agreement by and between                  E-24
            Osteotech, Inc. and Richard Russo

10.32       Employment Agreement with Richard W. Bauer                  E-39
            dated December 4, 1998

21.1        Subsidiaries of the Registrant                              E-49

23.1        Consent of PricewaterhouseCoopers LLP                       E-50

27.0        Financial Data Schedule                                     E-51