Form 10-Q
period 1999-03-31
OSTEOTECH INC
filed 1999-05-17
CIK 874734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Transition Period from ____________ to ____________


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

Common Stock, $.01 par value - 13,841,729 shares as of April 30, 1999.

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                        OSTEOTECH, INC. AND Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (dollars in thousands)

                                                         March 31,  December 31,
                                                           1999         1998
--------------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                           $  8,676    $ 15,119
     Short-term investments                                 8,664       2,922
     Accounts receivable, net                              13,783      11,980
     Inventories                                            2,068       1,568
     Prepaid expenses and other current assets              6,459       5,533
                                                        ------------------------
        Total current assets                               39,650      37,122

Property, plant and equipment, net                         20,804      16,044
Excess of cost over net assets of business acquired,
     less accumulated amortization of $1,797 in 1999
     and $1,701 in 1998                                     3,918       1,997
Other assets                                                1,177       1,951
--------------------------------------------------------------------------------
Total assets                                             $ 65,549    $ 57,114
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
Current liabilities:
     Accounts payable and accrued liabilities            $  9,692    $  9,935
     Notes payable                                            526         609
     Current maturities of long-term debt and
         obligations under capital leases                     102         205
                                                        ------------------------
        Total current liabilities                          10,320      10,749

Other liabilities                                           1,124         435
--------------------------------------------------------------------------------
Total liabilities                                          11,444      11,184
--------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 5,676,595 shares
         authorized; no shares issued or outstanding
     Common stock, $.01 par value; 20,000,000 shares
         authorized; issued and outstanding 13,837,302
         shares in 1999 and 13,380,291 shares in 1998         137         133
     Additional paid-in capital                            42,496      37,332
     Accumulated other comprehensive income (loss)           (140)         11
     Retained earnings                                     11,612       8,454
--------------------------------------------------------------------------------
Total stockholders' equity                                 54,105      45,930
--------------------------------------------------------------------------------
Total liabilities and stockholders' equity               $ 65,549    $ 57,114
================================================================================

See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                  (dollars in thousands, except per share data)


Three Months Ended March 31,                               1999           1998
--------------------------------------------------------------------------------
Net revenues:
     Service                                        $    17,857    $    13,157
     Product                                                831            318
                                                  ------------------------------
                                                         18,688         13,475

Cost of services                                          5,454          4,053
Cost of products                                            403            174
                                                  ------------------------------
                                                          5,857          4,227
                                                  ------------------------------

Gross profit                                             12,831          9,248


Marketing, general and administrative expenses            6,374          4,819
Research and development expense                          1,452          1,129
                                                  ------------------------------
                                                          7,826          5,948
                                                  ------------------------------

Operating income                                          5,005          3,300

Interest and other income, net                              250            252
                                                  ------------------------------

Income before income taxes                                5,255          3,552

Income tax provision                                      2,097          1,446

--------------------------------------------------------------------------------
Net income                                          $     3,158    $     2,106
================================================================================
Net income per share:
      Basic                                         $       .23    $       .16
      Diluted                                       $       .22    $       .15
--------------------------------------------------------------------------------
Shares used in computing net income per share:
      Basic                                          13,721,763     13,218,824
      Diluted                                        14,548,709     14,158,892
================================================================================

See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)


Three Months Ended March 31,                                 1999         1998
--------------------------------------------------------------------------------
Cash Flow From Operating Activities
   Net income                                              $  3,158    $  2,106
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                          766         684
         Changes in assets and liabilities:
               Accounts receivable                           (1,285)        131
               Inventories                                      (34)       (317)
               Prepaid expenses and other current assets       (887)      1,128
               Accounts payable and other liabilities        (1,080)       (881)
--------------------------------------------------------------------------------
Net cash provided by operating activities                       638       2,851

Cash Flow From Investing Activities
   Capital expenditures                                      (4,261)     (1,846)
   Purchases of investments                                  (7,688)     (1,972)
   Proceeds from sale of investments                          1,946         500
   Acquisition of business                                   (1,467)
   Increase in other assets                                    (162)        (27)
--------------------------------------------------------------------------------
Net cash used in investing activities                       (11,632)     (3,345)

Cash Flow From Financing Activities
   Proceeds from issuance of common stock                     2,511       1,108
   Income tax benefit related to stock options                2,657       1,075
   Proceeds from issuance of notes payable                      116
   Principal payments on notes payable                         (268)       (181)
   Principal payments on long-term debt
      and obligations under capital leases                     (573)       (169)
   Increase in other liabilities                                171
--------------------------------------------------------------------------------
Net cash provided by financing activities                     4,614       1,833

Effect of exchange rate changes on cash                         (63)         (2)
--------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents         (6,443)      1,337
Cash and cash equivalents at beginning of period             15,119      13,884
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $  8,676    $ 15,221
================================================================================

Supplementary cash flow data:
   Cash paid during the period for interest                $     16    $     28
   Cash paid during the period for taxes                          5
   Acquisition of business:
      Fair value of assets acquired                           2,563
      Liabilities assumed                                     2,669

See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)


1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals)
     considered necessary by management to present fairly the Company's consolidated financial position as of March 31, 1999 and December 31, 1998, and the consolidated results of operations and the consolidated cash flows for the three-month periods ended March 31, 1999 and 1998. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998 which were included as part of the Company's Report on Form 10-K.

2.   Stock Split

     In February, 1999, the Board of Directors authorized a three-for-two stock split in the form of a 50% stock dividend that was distributed in March, 1999 to stockholders of record on March 5, 1999. Stockholders' equity has been restated to give retroactive recognition to the stock split for all periods presented. In addition, all references in the financial statements to shares, per share data, and stock option data have been restated.

3.   Acquisition

     Effective January 1, 1999, the Company completed the acquisition of a 90% interest in OST Developpement SA ("OST"), a processor of bovine bone grafts for orthopaedic and dental use. The aggregate purchase price paid consisted solely of cash consideration of 9,000,000 French Francs ("FRF") or approximately $1,594,700. In addition, the Company incurred approximately $317,300 of transaction costs. The acquisition was accounted for as a purchase and the consolidated financial statements include the accounts of OST from January 1, 1999. The acquisition resulted in an excess of cost over the fair value of net assets acquired of $2,018,000 which is being amortized over 15 years. The Company also has the option to purchase the remaining 10% of OST at a price to be determined at the time of purchase.

                        OSTEOTECH, INC. AND Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

4.   Comprehensive Income

     Comprehensive income for the three-month periods ended March 31, 1999 and 1998 was:

     (dollars in thousands)                                1999            1998
     ---------------------------------------------------------------------------

     Net income                                       $ 3,158           $ 2,106

     Currency translation adjustments                    (151)              (10)
     ---------------------------------------------------------------------------

     Comprehensive Income                             $ 3,007           $ 2,096
     ===========================================================================

5.   Financing Arrangements

     The Company has a Loan and Security agreement with a U.S. bank, which provides for borrowings of up to $3,000,000 under a revolving line of credit and $4,000,000 under an equipment line of credit. In December 1998, the Company received a commitment from the same bank for a new credit facility, which will replace the current facilities. The new credit facility will include a $5,000,000 revolving line of credit and a $21,500,000 building mortgage loan and equipment line of credit which the Company will use to fund the construction of a new processing facility. Consummation of the new credit facility is subject to execution of a definitive agreement.

6.   Commitments and Contingencies

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

                        OSTEOTECH, INC. AND Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

6.   Commitments and Contingencies - continued

     In July,  1998,  a  complaint  was filed  against the Company in the Second
     Judicial District Court, Bernallilo County, New Mexico, which alleges negligence, strict liability, breach of warranty, negligent misrepresentation, fraud, and violation of the New Mexico Unfair Trade Practices Act arising from allegedly defective dental implant coating and coating services provided to plaintiffs by a subsidiary of the Company, Cam Implants BV. Plaintiffs have demanded unspecified monetary damages. In August, 1998, the Company removed this action to the United States District Court for the District of New Mexico and filed and served its answer, denying any and all liability in this action, and moved to dismiss five of the seven claims alleged against it. In November, 1998, the Company moved for summary judgment in its favor on all of the claims alleged in this action, on the ground that all of plaintiffs' claims are barred by their applicable statutes of limitations. In March, 1999, the court dismissed with prejudice the plaintiff's negligence and strict liability claims, and to date the Court has limited discovery in this action to matters related to the statue of limitations issue. The Company believes that the claims against it are without merit and will continue to vigorously defend against such claims.

     Patent Litigation

     In January, 1998, the Company filed a patent infringement action against GenSci Regeneration Laboratories, Inc. ("GenSci Labs") and GenSci Regeneration Sciences, Inc. ("GenSci Sciences") alleging that the GenSci parties violated claims of one of the patents involving the Company's Grafton(R) Demineralized Bone Matrix (DBM) process. Approximately two weeks after Osteotech's filing, GenSci Labs filed a suit against the Company alleging patent infringement of two patents assigned to GenSci Labs in addition to tortious interference with a business expectancy, negligent interference with a prospective economic advantage and inducing breach of contract and seeking a declaratory judgment of the invalidity of two of the Company's patents covering Grafton(R) DBM. In February, 1998, GenSci Labs amended its complaint alleging essentially the same causes of action but adding a third patent to the allegation of patent infringement. The actions have been consolidated into one lawsuit. In September, 1998, GenSci Labs served an amended complaint, which asserted, in addition to the previously asserted claims, claims of false advertising under Federal law. In September, 1998, the Company served its answer to this amended complaint, asserted counterclaims against GenSci Labs and served a third-party complaint against GenSci Sciences, and DePuy Motech, Inc. The Company's counterclaims and third party complaint accused the GenSci parties of infringing a second Company patent, in addition to the patent referred to above, and accused the DePuy Motech, Inc. and GenSci parties of acting jointly and severally in infringing on the claims of both patents. Discovery has commenced and is ongoing. In April, 1999, GenSci Regeneration Laboratories Inc. made a motion to amend its complaint to allege that in addition to the Company's Grafton(R) DBM Flex product, the

                        OSTEOTECH, INC. AND Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

6.   Commitments and Contingencies - continued

     Company's Grafton(R) DBM Gel and Putty products infringe on GenSci's patents at issue. GenSci also seeks an amendment to modify its false advertising claim, alleging that in addition to the Company, individuals acting on the Company's behalf engaged in false advertising.

     In April, 1999, the Company filed and served its opposition to GenSci's motion and in May, 1999, GenSci filed and served its reply. The motion remains pending. The Company has and will continue to vigorously defend any claims against it and prosecute the claims it has asserted against the GenSci and DePuy parties.

     In February, 1999, a complaint was filed against the Company in the United States District Court for the Northern District of Florida. This action, which has been brought by plaintiffs, University of Florida Tissue Bank, Inc., Regeneration Technologies, Inc., Sofamor Danek Group, Inc., and Sofamor Danek L.P. alleges that Osteotech's bio-d(TM) threaded cortical bone dowel and Endodowel infringe on the claims of U.S. Patent No.
     5,814,084,   entitled   "Diaphysical   Cortical  Dowel."  In  April,  1999,
     plaintiffs filed an amended complaint adding a claim for patent infringement against the Company with respect to US Patent No. 5,814,084, entitled "Bone Grafting Units", which is owned by plaintiff University of Florida Tissue Bank, Inc. In May, 1999, the Company filed its answer and counter claim seeking declaratory judgment that the patents in question in this action are invalid and otherwise not infringed by the Company. Although monetary damages are sought, an amount has not been specified. Based upon reviews conducted by its outside patent counsel, Osteotech believes that its bio-d(TM) threaded cortical bone dowel and Endodowel do not infringe the patent asserted in the action. Osteotech intends to vigorously defend the action.

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

                        OSTEOTECH, INC. AND Subsidiaries

              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

7.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share for the three-month periods ended March 31, 1999 and 1998:

     (dollars in thousands except per share data)         1999          1998
     ---------------------------------------------------------------------------

     Net income available to common
      Shareholders                                     $     3,158   $     2,106
     ---------------------------------------------------------------------------
     Denominator for basic earnings per share:
     Weighted average Common shares outstanding         13,721,763    13,218,824

     Effect of dilutive securities:
         Stock options                                     826,541       939,708
         Warrants                                              405           360

                                                       -------------------------
     Denominator for diluted earnings per share         14,548,709    14,158,892
     ---------------------------------------------------------------------------

         Basic earnings per share                      $       .23   $       .16
     ===========================================================================

         Diluted earnings per share                    $       .22   $       .15
     ===========================================================================

8.   Operating Segments

     Summarized in the table below is financial information for the Company's reportable segments for the periods ending March 31,:

                                     Grafton(R)          Base
                                        DBM             Tissue
     (in thousands)                   Segment           Segment           Other       Consolidated
     ------------------------------------------------------------------------------------------------
     Revenues:
         1999                          $11,575          $ 5,803        $ 1,310          $18,688
         1998                            8,403            4,272            800           13,475
     ------------------------------------------------------------------------------------------------
     Operating income (loss):
         1999                          $ 4,438          $ 1,434          $(867)         $ 5,005
         1998                            2,324            1,165           (189)           3,300
     ------------------------------------------------------------------------------------------------

9.   Reclassifications

     Certain prior year amounts have been reclassified to conform to the 1999 presentation.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Information contained herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Some of the matters set forth in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, constitute cautionary statements identifying factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 1999 AND 1998

Results of Operations

All per share data have been adjusted for the three-for-two stock split in the form of a 50% stock dividend in March, 1999.

Net Income

Consolidated net income in the first quarter of 1999 increased to $3,158,000 or $.22 diluted net income per share as compared to net income of $2,106,000 or $.15 diluted net income per share in the first quarter of 1998.

The following is a discussion of factors affecting results of operations for the three-month periods ended March 31, 1999 and 1998.

Net Revenues

Consolidated net revenues in the first quarter of 1999 were $18,688,000, an increase of $5,213,000 or 39% from the $13,475,000 reported in first quarter of 1998. The increase was principally due to higher revenues in both the Grafton(R) Demineralized Bone Matrix (DBM) segment ("the Grafton(R) DBM segment") and the Base Allograft Bone Tissue segment (the "Base Tissue segment"). Domestic revenues, which consist principally of revenues from the Grafton(R) DBM and Base Tissue segments, increased 37% and foreign revenues increased 73% compared to the first quarter of 1998. The increase in foreign revenues resulted primarily from the contribution to revenues made by OST Developpement SA ("OST"). In January, 1999, the Company completed the acquisition of 90% of OST which principally processes bovine bone tissue products for orthopaedic and dental use.

Grafton(R) DBM segment revenues in the first quarter of 1999 were $11,575,000, an increase of $3,172,000 or 38% compared to the first quarter of 1998. The increase resulted from increased demand for Grafton(R) DBM and a price increase effective January 1, 1999. By contrast, Grafton(R) DBM sales from our clients to hospitals grew 25% in the quarter ended March 31, 1999. The lower growth rate in end-user sales in the first quarter as compared with the growth in Grafton(R) DBM sales, reflects the traditional hospital buy-in prior to the January 1, price increase and the year-end selling efforts by our direct and agency sales network. As a result, client inventories were depleted at the end of 1998 and were replenished by our clients in the first quarter of 1999. We expect that during the balance of 1999, the growth in Grafton(R) DBM segment revenues will be more in line with the growth rate in end-user sales. Base Tissue segment revenues were $5,803,000 or 36% higher in the first quarter 1999 compared to the prior year principally as a result of a 29% increase in the number of donors processed for our clients.

During the first three months of 1999 and 1998, two of our Grafton(R) DBM and Base Tissue segment clients accounted for 56% and 37%, and 54% and 40% of revenues, respectively.

Gross Profit

Gross profit as a percentage of revenues was 69% in the first quarter of 1999 and 1998. We expect that during the balance of the year, on a comparative basis, consolidated gross profit as a percentage of consolidated revenues will decrease by approximately two percentage points as a result of increased processing expenses associated with the implementation of viral inactivation technology in the Base Tissue segment and increases in capacity.

Marketing, General and Administrative

Marketing, general and administrative expenses increased $1,555,000 or 32% in the first quarter of 1999 compared to the same period last year. The increase was primarily attributable to: (i) incremental agent commissions resulting from increased volume in the Grafton(R) DBM segment and (ii) expanded marketing and promotional activities associated with the roll out of the bio-d(TM) threaded cortical bone dowel, which is included in the Base Tissue segment, and the Ulrich SSCS(TM) spinal fixation system. Additionally, corporate administrative costs increased compared to 1998 principally as a result of higher outside professional costs.

Research and Development

Research and development expenses increased $323,000 or 29% as compared to the same period in 1998. The increase was primarily attributable to increased spending in the Base Tissue segment associated with the continued development of a viral inactivation process and ongoing development of new allograft tissue products.

Operating Income

Operating income increased $1,705,000 or 52% in the first quarter of 1999 compared to the same period in 1998. The increase results primarily from improved operating income in the Grafton(R) DBM and Base Tissue segments resulting from the increases in revenue discussed above.

Income Tax Provision

The effective income tax rate declined to 40% in the first quarter of 1999 from 41% in the first quarter of 1998.

Liquidity and Capital Resources

At March 31, 1999, we had cash and short-term investments of $17,340,000 compared to $18,041,000 at December 31, 1998. We invest excess cash in U.S. Government-backed securities and investment grade commercial paper of major U.S. corporations. Working capital increased $2,957,000 to $29,330,000 at March 31, 1999 compared to $26,373,000 at December 31, 1998. Accounts receivable at March 31, 1999 increased $1,803,000 due to revenue increases.

Net cash provided by operating activities was $638,000 in the first quarter of 1999, compared to $2,851,000 in the first quarter of 1998. The decrease resulted primarily from an increase in accounts receivable and deferred processing costs and a decrease in accounts payable and accrued liabilities. Cash used in investing activities increased to $11,632,000 in the first quarter of 1999 from $3,345,000 in the first quarter of 1998. The increase results principally from;
(i) capital expenditures that increased to $4,261,000 from $1,846,000 resulting from our continued investment in facilities and equipment needed for current and future business requirements, (ii) a net increase in short-term investments of $5,742,000, and (iii) cash used to purchase an additional 85% interest in OST. During the fourth quarter of 1998, we commenced construction of a new processing facility in Eatontown, New Jersey. The estimated aggregate cost for the construction of the building, including furniture, fixtures and equipment is approximately $25,000,000; $21,500,000 of which we expect will be funded by our current bank through a building mortgage loan and equipment line of credit. The remaining balance of $3,500,000 will be funded through available cash reserves or anticipated cash flow from operations. Net cash provided by financing activities increased to $4,614,000 from $1,833,000 in the first quarter of 1998, principally from cash proceeds received from stock option exercises and tax benefits resulting from the stock option exercises.

We have a loan and security agreement with a U.S. bank, which provides for borrowings of up to $3,000,000 under a revolving line of credit and $4,000,000 under an equipment line of credit. At March 31, 1999, $89,000 was outstanding under the equipment line of credit and there were no borrowings outstanding under the revolving line of credit. The existing credit facility will be replaced with a new credit facility that will include a $5,000,000 revolving line of credit in addition to the $21,500,000 building mortgage loan and equipment line of credit discussed above. Consummation of the new credit facility is subject to execution of a definitive agreement. We also have a line of credit with a Dutch bank, which provides for borrowings of up to 5,000,000 Dutch Guilders ("dfl"), or approximately $2,440,000 at the March 31, 1999 exchange rate. Analysis of our cash position and anticipated cash flow indicated that it most likely would not be necessary to utilize a significant portion of this line of credit and, therefore, we agreed with the bank to limit borrowings, if any, to no more than dfl 3,000,000 or approximately $1,466,000 at the March 31, 1999 exchange rate. There were no borrowings outstanding under this credit line as of March 31, 1999. Additionally, we have a line of credit with a French bank, which provides for borrowing of up to FRF 2,750,000, or approximately $452,000 at the March 31, 1999 exchange rate. There were no borrowings outstanding under this credit line as of March 31, 1999.

We believe that our cash and cash equivalents, short-term investments and available lines of credit, together with anticipated future cash flow from operations, will be sufficient to meet our near-term requirements. From time to time we may seek additional funds through equity or debt financing. However, there can be no assurances that such additional funds will be available, or if available, that such funds will be available on favorable terms.

Impact of Inflation and Foreign Currency Exchange Fluctuations

The results of the Company's operations for the periods discussed above have not been significantly affected by inflation or foreign currency fluctuations.

Litigation

Osteotech, Inc. is involved in various legal proceedings involving product liability and patent infringement claims. For a discussion of these matters see
PART II., ITEM 1. LEGAL PROCEEDINGS, Note 6 of "Notes to Consolidated Financial Statements" and the Company's Annual Report on Form 10-K for the year ended December 31, 1998. It is possible that our results of operations or liquidity and capital resources could be adversely affected by the ultimate outcome of the pending litigation or as a result of the costs of contesting such lawsuits.

Year 2000

We recognize the need to ensure that Year 2000 issues will not adversely impact our operations and have identified our potential Year 2000 risk in three categories: internal business software and hardware; internal non-financial systems; and noncompliance by suppliers and customers.

     Internal Business Software and Hardware

     Several years ago we determined that our existing business information systems were not adequate to support the anticipated growth in our business operations and purchased a fully integrated management information system, which is Year 2000 compliant. Most of the new system is operational at this time and the remainder of the system is scheduled to be operational in June 1999. The completion cost for implementation of the remaining software is not expected to be material. All related hardware used to support internal business software is currently Year 2000 compliant. As a result, we do not believe that we require a contingency plan with respect to our internal business systems, and therefore have not developed one. However, if we subsequently identify significant risks we will develop contingency plans as deemed necessary at that time.

     Internal Non-financial Systems

     We have completed our assessment of our internal non-financial systems such as office equipment, security systems and other business equipment and determined that minimal changes are required for Year 2000 compliance. We expect to be in full compliance with our internal non-financial systems before the year 2000 and the cost to achieve such compliance is not expected to be material.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

GenSci Regeneration Laboratories, Inc. v. Osteotech, Inc.

In April, 1999, GenSci Regeneration Laboratories Inc. made a motion to amend its complaint to allege that in addition to the Company's Grafton(R) DBM Flex product, the Company's Grafton(R) DBM Gel and Putty products infringe on GenSci's patents at issue. GenSci also seeks an amendment to modify its false advertising claim, alleging that in addition to the Company, individuals acting on the Company's behalf engaged in false advertising. In April, 1999, the Company filed and served its opposition to GenSci's motion. In May, 1999, GenSci filed and served its reply. The motion remains pending.

University of Florida Tissue Bank, Inc. v. Osteotech, Inc

In April, 1999, plaintiffs filed an amended complaint adding a claim for patent infringement against the Company with respect to US Patent No. 5,814,084, entitled "Bone Grafting Units", which is owned by plaintiff University of Florida Tissue Bank, Inc. In May, 1999, the Company filed its answer and counter claim seeking declaratory judgment that the patents in question in this action are invalid and otherwise not infringed by the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 18, 1999, Osteotech filed with the Commission a Current Report on Form 8-K to announce that its Board of Directors had approved a three-for-two split of its common stock in the form of a 50% stock dividend. The dividend was distributed on or about March 19, 1999 to shareholders of record on March 5, 1999. Upon completion of the distribution, Osteotech had approximately 13.5 million shares of common stock outstanding. Fractional shares were not issued pursuant to the split, but in lieu of a fractional share, cash was paid based on the closing price of Osteotech stock as of the close of trading on March 5, 1999, as adjusted for the stock split. The Board of Directors authorized this distribution of common stock with the intention of benefiting shareholders by increasing the amount of shares available for investment by a wider range of shareholders.

On March 25, 1999, Osteotech's Board of Directors approved amendments to the Rights Agreement dated as of February 1, 1996 which provides for Osteotech's shareholders' right plan to (i) extend the expiration date of the plan until March 25, 2009 and (ii) increase the purchase price for the rights to $170.00.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit                                                                   Page
Number          Description                                              Number
------          -----------                                              ------

27.0            Financial Data Schedule                                    E-1

(b)  Reports on Form 8-K

On February 2, 1999, we filed with the Commission a Current Report on Form 8-K to announce that we had completed its previously announced acquisition of a 90% interest in OST Developpement SA of Clermont-Ferrand, France. On June 25, 1998, Osteotech acquired a 5% interest in OST. On January 25, 1999, the remaining 85% interest in OST was acquired with an effective date of January 1, 1999. The aggregate cost of the transaction is FRF 9,000,000 (about 1.5 million at current exchange rates). The acquisition is expected to contribute approximately $4 million in revenues and be accretive to net income in 1999. The agreement also provides for the future purchase by Osteotech of the remaining 10% of OST at a price to be determined at the time of the acquisition of the remaining shares.

On February 18, 1999, Osteotech filed with the Commission a Current Report on Form 8-K to announce that its Board of Directors has approved a three-for-two split of its common stock in the form of a 50% stock dividend. The dividend was distributed on or about March 19, 1999 to shareholders of record on March 5, 1999. Upon completion of the distribution, Osteotech had approximately 13.5 million shares of common stock outstanding. Fractional shares were not issued pursuant to the split, but in lieu of a fractional share, cash was paid based on the closing price of Osteotech stock as of the close of trading on March 5, 1999, as adjusted for the stock split. The Board of Directors authorized this distribution of common stock with the intention of benefiting shareholders by increasing the amount of shares available for investment by a wider range of shareholders.

As a result of the split, the number of shares of Common Stock covered by the following registration statements were proportionately increased as follows:

Registration                 Registered Shares           Shares Covered
Statement                        Pre-Split                 Post-Split
----------------------    ----------------------       ------------------

Form S-8                           818,624                  1,227,936
(File No. 33-64019)

Form S-8                           181,376                    272,064
(File No. 33-42383)

Form S-8                         1,593,885                  2,390,828
(File No. 33-44547)

Form S-8                         1,250,000                  1,875,000
(File No. 33-82782)

On March 3, 1999, Osteotech filed with the Commission a Current Report on Form 8-K to confirm that it has been named as a defendant in a lawsuit filed in United States District Court, Northern District of Florida, by University of Florida Tissue Bank, Inc., Regeneration Technologies Inc. and Sofamor Danek Group Inc. The lawsuit alleges that Osteotech's bone dowel infringes U.S. Patent No. 5814084. Based upon reviews that had been previously conducted by its outside patent counsel, Osteotech believes that its bone dowel does not infringe any claim of this patent. Osteotech intends to vigorously defend this lawsuit.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                          Osteotech, Inc.
                                                     ---------------------------
                                                            (Registrant)



Date: May 14, 1999                               By: /s/ Richard W. Bauer
                                                     ---------------------------
                                                     Richard W. Bauer
                                                     President, Chief
                                                     Executive Officer

Date: May 14, 1999                               By: /s/ Michael J. Jeffries
                                                     ---------------------------
                                                     Michael J. Jeffries
                                                     Executive Vice President
                                                     Chief Operating Officer
                                                     Chief Financial Officer