Form 10-Q
period 1999-06-30
OSTEOTECH INC
filed 1999-08-16
CIK 874734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 1999

                                       or

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

Common Stock, $.01 par value - 14,169,261 shares as of July 31, 1999.

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements


                        OSTEOTECH, INC. AND Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (dollars in thousands)

                                                               June 30,          December 31,
                                                                 1999                1998
                                                               --------          ------------
ASSETS
Current assets:
     Cash and cash equivalents                                 $ 12,009           $ 15,119
     Short-term investments                                       3,760              2,922
     Accounts receivable, net                                    14,752             11,980
     Inventories                                                  3,415              1,568
     Deferred processing cost                                     3,766              2,620
     Prepaid expenses and other current assets                    3,295              2,913
                                                               --------           --------
        Total current assets                                     40,997             37,122

Property, plant and equipment, net                               25,064             16,044
Excess of cost over net assets of business acquired,
     less accumulated amortization of $1,893 in 1999 and
     $1,701 in 1998                                               3,822              1,997
Other assets                                                      1,816              1,951
                                                               --------           --------
Total assets                                                   $ 71,699           $ 57,114
                                                               ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                  $  7,273           $  9,935
     Notes payable                                                  222                609
     Current maturities of long-term debt and
         obligations under capital leases                             2                205
                                                               --------           --------
        Total current liabilities                                 7,497             10,749

Other liabilities                                                   953                435
                                                               --------           --------
Total liabilities                                                 8,450             11,184
                                                               --------           --------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 5,676,595 shares
         authorized; no shares issued or outstanding
     Common stock, $.01 par value; 70,000,000 shares
         authorized; issued and outstanding 14,169,150
         shares in 1999 and 13,380,291 shares in 1998               140                133
     Additional paid-in capital                                  48,424             37,332
     Accumulated other comprehensive income (loss)                 (271)                11
     Retained earnings                                           14,956              8,454
                                                               --------           --------
Total stockholders' equity                                       63,249             45,930
                                                               --------           --------
Total liabilities and stockholders' equity                     $ 71,699           $ 57,114
                                                               ========           ========

See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                  (dollars in thousands, except per share data)


                                                           Three Months                     Six Months
                                                          Ended June 30,                  Ended June 30,
                                                   ---------------------------     ---------------------------
                                                       1999            1998            1999             1998
--------------------------------------------------------------------------------------------------------------
Net revenues:
   Service                                         $    18,969     $    14,927     $    36,826     $    28,084
   Product                                                 633             203           1,464             521
   License fee                                             118             124             118             124
                                                   -----------     -----------     -----------     -----------
                                                        19,720          15,254          38,408          28,729

Cost of services                                         5,672           4,461          11,126           8,514
Cost of products                                           443             178             846             352
                                                   -----------     -----------     -----------     -----------
                                                         6,115           4,639          11,972           8,866
                                                   -----------     -----------     -----------     -----------

Gross Profit                                            13,605          10,615          26,436          19,863

Marketing, general and administrative                    6,689           5,762          13,063          10,581
Research and development                                 1,486           1,077           2,938           2,206
                                                   -----------     -----------     -----------     -----------
                                                         8,175           6,839          16,001          12,787
                                                   -----------     -----------     -----------     -----------

Operating income                                         5,430           3,776          10,435           7,076

Interest and other income, net                             178             349             428             601
                                                   -----------     -----------     -----------     -----------

Income before income taxes                               5,608           4,125          10,863           7,677

Income tax provision                                     2,264           1,696           4,361           3,142

--------------------------------------------------------------------------------------------------------------
Net income                                         $     3,344     $     2,429     $     6,502     $     4,535
==============================================================================================================
Net income per share:
     Basic                                         $       .24     $       .18     $       .47     $       .34
     Diluted                                       $       .23     $       .17     $       .44     $       .32
--------------------------------------------------------------------------------------------------------------
Shares used in computing net income per share:
     Basic                                          14,013,539      13,289,739      13,867,413      13,254,280
     Diluted                                        14,727,581      14,086,282      14,637,907      14,122,587




See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)


Six Months Ended June 30,                                      1999           1998
-----------------------------------------------------------------------------------
Cash Flow From Operating Activities
   Net income                                                $  6,502      $  4,535
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                          1,473         1,371
         Changes in assets and liabilities:
               Accounts receivable                             (2,295)       (1,130)
               Inventories                                     (1,389)         (451)
               Prepaid expenses and other current assets       (1,522)        1,882
               Accounts payable and other liabilities          (3,522)          786
-----------------------------------------------------------------------------------
Net cash (used in) provided by operating activities              (753)        6,993

Cash Flow From Investing Activities
   Capital expenditures                                        (9,208)       (2,941)
   Purchases of investments                                    (7,688)       (5,441)
   Proceeds from sale of investments                            6,850         3,445
   Acquisition of business                                     (1,467)
   Increase in other assets                                      (824)         (230)
-----------------------------------------------------------------------------------
Net cash used in investing activities                         (12,337)       (5,167)

Cash Flow From Financing Activities
   Proceeds from issuance of common stock                       4,710         1,386
   Income tax benefit related to stock options                  6,389         1,099
   Repurchase of common stock                                                  (532)
   Proceeds from issuance of notes payable                        116
   Principal payments on notes payable                           (572)         (468)
   Principal payments on long-term debt
      and obligations under capital leases                       (758)         (325)
   Increase in other liabilities                                  171
-----------------------------------------------------------------------------------
Net cash provided by financing activities                      10,056         1,160

Effect of exchange rate changes on cash                           (76)            2
-----------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents           (3,110)        2,988
Cash and cash equivalents at beginning of period               15,119        13,884
-----------------------------------------------------------------------------------
Cash and cash equivalents at end of period                   $ 12,009      $ 16,872
===================================================================================

Supplementary cash flow data:
   Cash paid during the period for interest                  $     27      $     49
   Cash paid during the period for taxes                        2,061           988
   Acquisition of business:
      Fair value of assets acquired                             2,563
      Liabilities assumed                                       2,669


See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals)
     considered necessary by management to present fairly the Company's consolidated financial position as of June 30, 1999 and December 31, 1998, and the consolidated results of operations for the three-month and six-month periods ended June 30, 1999 and 1998, and the consolidated cash flows for the six-month periods then ended. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998 which were included as part of the Company's Report on Form 10-K.


2.   Stockholders' Equity

     In February, 1999, the Board of Directors authorized a three-for-two stock split in the form of a 50% stock dividend that was distributed in March to stockholders of record on March 5, 1999. Stockholders' equity has been restated to give retroactive recognition to the stock split for all periods presented. In addition, all references in the financial statements to shares, per share data, and stock option data have been restated.

     In June, 1999, the Stockholders of the Company approved an amendment to the Company's certificate of incorporation to increase the number of authorized shares of common stock to 70,000,000 shares.


3.   Acquisition of OST Developpement SA

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


4.   Acquisition of Spinal Fixation System

     In June, 1999, the Company acquired the Versalok(R) Low Back Fixation System (the "Versalok(R) System"), including all patents, from Wright Medical Technology, Inc. for $600,000. Pursuant to the terms of the purchase agreement, the Company also agreed to purchase approximately $1,120,000 of inventory, consisting primarily of finished goods. The $600,000 payment to acquire the

                        OSTEOTECH, INC. AND Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)


4.   Acquisition of Spinal Fixation System - continued

     product rights and patents will be amortized using the straight-line basis over five years.


5.   Comprehensive Income

     Comprehensive income for the the three-month and six-month periods ended June 30, 1999 and 1998:

                                                       Three months ended         Six months ended
                                                            June 30,                  June 30,
                                                      --------------------      --------------------

(dollars in thousands)                                 1999         1998         1999         1998
-------------------------------------------------     -------      -------      -------      -------
Net income                                            $ 3,344      $ 2,429      $ 6,502      $ 4,535

Currency translation adjustments                         (131)          11         (282)           1
-------------------------------------------------     -------      -------      -------      -------

Comprehensive Income                                  $ 3,213      $ 2,440      $ 6,220      $ 4,536
=================================================     =======      =======      =======      =======


6.   Financing Arrangements

     In June, 1999, the Company replaced its domestic lines of credit with a new credit facility which includes a $5,000,000 unsecured revolving line of credit, a $4,500,000 building mortgage loan and a $17,000,000 equipment line of credit. The revolving line of credit is committed through May 31, 2001. In the absence of default, the Company has the option to convert the revolving line of credit to a term-loan and the outstanding unpaid balance as of May 31, 2001 will be repayable in forty-eight equal monthly installments of principal together with accrued interest. An unused facility fee of .25% is payable on the unused portion of the revolving loan. The mortgage loan will be drawn down upon completion of the Company's new allograft tissue processing facility currently under construction and will be secured by the building which will house the new processing facility and the land on which the building is located. The mortgage loan will be repayable in 120 equal monthly installments of principal and interest based on a twenty-year mortgage amortization schedule. Upon the 120th payment, the full amount of the unpaid principal will be due and payable. The equipment line of credit is secured by equipment and other capital expenditures purchased using the proceeds of such line, with advances of up to 80% of the cost thereof. Upon expiration of an initial drawdown period, which expires December, 2001, the equipment line of credit will be repayable in equal monthly installments of principal and interest based on a seven-year amortization schedule. During the drawdown period interest only will be

                        OSTEOTECH, INC. AND Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)


6.   Financing Arrangements - continued

     payable under the equipment line of credit. Pursuant to the terms of the loan and security agreement (the "Agreement"), the Company is required to meet certain financial covenants regarding minimum working capital, tangible net worth and interest coverage. In addition, the Agreement contains limitations on sales of assets other than in the ordinary course of business and additional indebtedness. At June 30, 1999, there were no borrowings outstanding under this credit facility.


7.   Commitments and Contingencies

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

                        OSTEOTECH, INC. AND Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)


7.   Commitments and Contingencies - continued

     Patent Litigation

     In January, 1998, the Company filed a patent infringement action against GenSci Regeneration Laboratories, Inc. ("GenSci Labs") and GenSci Regeneration Sciences, Inc. ("GenSci Sciences") alleging that the GenSci parties violated claims of one of the patents involving the Company's Grafton(R) Demineralized Bone Matrix (DBM) process. Approximately two weeks after Osteotech's filing, GenSci Labs filed a suit against the Company alleging infringement of two patents assigned to GenSci Labs in addition to tortious interference with a business expectancy, negligent interference with a prospective economic advantage and inducing breach of contract and seeking a declaratory judgment of the invalidity of two of the Company's patents covering Grafton(R) DBM. In February, 1998, GenSci Labs amended its complaint alleging essentially the same causes of action but adding a third patent to the allegation of patent infringement. The actions have been consolidated into one lawsuit. In September, 1998, GenSci Labs served an amended complaint, which asserted, in addition to the previously asserted claims, claims of false advertising under Federal law. In September, 1998, the Company served its answer to this amended complaint, asserted counterclaims against GenSci Labs and served a third-party complaint against GenSci Sciences, and DePuy Motech, Inc. The Company's counterclaims and third party complaint accused the GenSci parties of infringing a second Company patent, in addition to the patent referred to above, and accused the DePuy Motech, Inc. and GenSci parties of acting jointly and severally in infringing on the claims of both patents. Discovery has commenced and is ongoing. In May, 1999, GenSci Labs amended its complaint to allege that in addition to the Company's Grafton(R) DBM Flex product, the Company's Grafton(R) DBM Gel and Putty products infringe on GenSci Lab's patents at issue. GenSci Labs also amended its complaint to modify its false advertising claim, alleging that in addition to the Company, individuals acting on the Company's behalf engaged in false advertising. The Company filed and served its answer and counterclaims to the amended complaint in May, 1999. The Company believes that the claims against it are without merit and will continue to vigorously defend against such claims and prosecute the claims it has asserted against the GenSci and DePuy parties.

     In February, 1999, a complaint was filed against the Company in the United States District Court for the Northern District of Florida. This action, which has been brought by plaintiffs, University of Florida Tissue Bank, Inc., Regeneration Technologies, Inc., Sofamor Danek Group, Inc., and Sofamor Danek L.P. alleges that Company's bio-d(TM) threaded cortical bone dowel and Endodowel infringe on the claims of U.S. Patent No. 5,814,084, entitled "Diaphysical Cortical Dowel." In April, 1999, plaintiffs filed an amended complaint adding a claim for patent infringement against the Company with respect to US Patent No. 5,814,084, entitled "Bone Grafting Units", which is owned by plaintiff University of Florida Tissue Bank, Inc. In May, 1999, the Company filed its answer and counterclaim seeking declaratory judgment that the patents in question in this action are invalid and otherwise not infringed by the Company. Although the plaintiffs seek monetary damages, an amount has not been specified. The Company believes the claims asserted in this action to be without merit and intends to vigorously defend against such claims.

                        OSTEOTECH, INC. AND Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

7.   Commitments and Contingencies - continued

     In July, 1999, Medtronic Sofamor Danek Inc., Sofamor Danek L.P. and Sofamor Danek Holdings, Inc. ("Danek") sued Osteotech in the United States District Court for the Western District of Tennessee alleging that instruments, instrument sets and cortical bone dowel products, including but not limited to the bio-d(TM) threaded cortical bone dowel and Endodowel, manufactured, sold and/or otherwise distributed by the Company infringe on certain claims of U.S. Patent Nos. 5,741,253, entitled "Method for Inserting Spinal Implants", and 5,484,437, entitled "Apparatus and Method of Inserting Spinal Implants", which are owned by Danek. The Company has not yet filed its answer in this case.

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


8.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 1999 and 1998:


                                                          Three Months Ended               Six Months Ended
                                                               June 30,                        June 30,
                                                     ---------------------------     ---------------------------
(dollars in thousands
 except per share data)                                 1999             1998           1999             1998
------------------------------------------------     -----------     -----------     -----------     -----------
Net income available to Common                       $     3,344     $     2,429     $     6,502     $     4,535
    Shareholders
------------------------------------------------     -----------     -----------     -----------     -----------

Weighted average common shares                        14,013,539      13,289,739      13,867,413      13,254,280
                                                     -----------     -----------     -----------     -----------
Denominator for basic earnings per share              14,013,539      13,289,739      13,867,413      13,254,280

Effect of dilutive securities:
    Stock options                                        713,631         796,208         770,086         868,139
    Warrants                                                 411             335             408             168
                                                     -----------     -----------     -----------     -----------
Denominator for diluted earnings per
share                                                 14,727,581      14,086,282      14,637,907      14,122,587
------------------------------------------------     -----------     -----------     -----------     -----------

    Basic earnings per share                         $       .24     $       .18     $       .47     $       .34
------------------------------------------------     -----------     -----------     -----------     -----------

    Diluted earnings per share                       $       .23     $       .17     $       .44     $       .32
------------------------------------------------     -----------     -----------     -----------     -----------

                        OSTEOTECH, INC. AND Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)


9.   Operating Segments

     Summarized in the table below is financial information for the Company's reportable segments for the three-month and six-month periods ended June 30, 1999 and 1998:


                                                   Three Months Ended            Six Months Ended
                                                         June 30,                    June 30,
                                                 ----------------------      ----------------------
     (dollars in thousands)                        1999          1998          1999          1998
     ---------------------------------------     --------      --------      --------      --------
     Revenues:
       Grafton(R)DBM Segment                     $ 10,866      $ 10,144      $ 22,441      $ 18,547
       Base Tissue Segment                          7,715         4,435        13,518         8,707
       Other                                        1,139           675         2,449         1,475
       Consolidated                                19,720        15,254        38,408        28,729
     ---------------------------------------     --------      --------      --------      --------
     Operating income (loss):
       Grafton(R)DBM Segment                     $  3,642      $  3,170      $  8,080      $  5,494
       Base Tissue Segment                          2,651           907         4,085         2,072
       Other                                         (863)         (301)       (1,730)         (490)
       Consolidated                                 5,430         3,776        10,435         7,076
     ---------------------------------------     --------      --------      --------      --------


10.  Inventories

     Inventories consist of the following:


     (dollars in thousands)                            June 30, 1999    December 31, 1998
     ---------------------------------------------     -------------    -----------------
     Raw Materials                                        $  807              $  646
     Finished Goods                                        2,608                 922
     ---------------------------------------------        ------              ------

                                                          $3,415              $1,568
                                                          ------              ------


11.  Reclassifications

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

FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

Results of Operations

All per share data have been adjusted for the three-for-two stock split in the form of a 50% stock dividend effected in March, 1999.

Net Income

Consolidated net income in the second quarter of 1999 increased to $3,344,000 or $.23 diluted net income per share as compared to net income of $2,429,000 or $.17 diluted net income per share in the second quarter of 1998. Consolidated net income in the first six months of 1999 increased to $6,502,000 or $.44 diluted net income per share as compared to net income of $4,535,000 or $.32 diluted net income per share in the first six months of 1998.


The following is a discussion of factors affecting results of operations for the three-month and six-month periods ended June 30, 1999 and 1998.


Net Revenues

Consolidated net revenues increased 29% to $19,720,000 from $15,254,000 in second quarter of 1998 and increased 34% to $38,408,000 from $28,729,000 in the first six months of 1998. The increase was principally due to higher revenues in both the Grafton(R) Demineralized Bone Matrix (DBM) segment ("the Grafton(R) DBM segment") and the Base Allograft Bone Tissue segment (the "Base Tissue segment"). Domestic revenues, which consist principally of revenues from the Grafton(R) DBM and Base Tissue segments, increased 27% to $18,667,000 from
$14,666,000 in second quarter of 1998 and increased 32% to $36,138,000 from $27,439,000 in the first six months of 1998. Foreign revenues, which consist of non-allograft tissue revenues, increased 79% to $1,053,000 from $588,000 in second quarter of 1998 and increased 76% to $2,270,000 from $1,290,000 in the first six months of 1998. The increase in foreign revenues resulted primarily from the contribution to revenues made by OST Developpement SA ("OST"). In January, 1999, the Company completed the acquisition of 90% of OST which principally processes bovine bone tissue products for orthopaedic and dental use.

Grafton(R) DBM segment revenues increased 7% to $10,866,000 from $10,144,000 in second quarter of 1998 and increased 21% to $22,441,000 from $18,547,000 in the first six months of 1998. The increase resulted from increased demand for Grafton(R) DBM and a price increase effective January 1, 1999. Grafton(R) DBM segment revenues growth slowed in the second quarter of 1999 as compared with the prior year same quarter primarily due to a new competitive tissue product. We believe this slow down will be a short-term issue as surgeons try the competitive product and determine for themselves the superiority of Grafton(R) DBM.

Base Tissue segment revenues increased 74% to $7,715,000 from $4,435,000 in second quarter of 1998 and increased 55% to $13,518,000 from $8,707,000 in the first six months of 1998. The increase in the quarter and six months results principally from an increase in the number of donors processed for our clients, 46% and 38%, respectively, and revenues from the bio-d(TM) threaded cortical bone dowel launched at the end of 1998.

In the second quarter and first six months of 1999, two of our Grafton(R)DBM and Base Tissue segment clients accounted for 57% and 36% of consolidated revenues, respectively.

Gross Profit

Gross profit as a percentage of revenues was 69% in the second quarter and first six months of 1999. Gross profit as a percentage of revenues in the prior year was 70% in the second quarter and 69% in the first six months. The decrease in the second quarter results from costs associated with additional allograft tissue processing capacity which was added to meet the continuing growth in our allograft tissue business.

Marketing, General and Administrative

Marketing, general and administrative expenses increased $927,000 or 16% in the second quarter and $2,482,000 or 23% in the first six months of 1999 compared to the same periods in 1998. The increase was primarily attributable to: (i) incremental agent commissions resulting from increased volume in the Grafton(R) DBM segment and (ii) expanded marketing and promotional activities associated with the roll out of two new products, the bio-d(TM) system which is included in the Base Tissue segment and the Segmental Spinal Correction System(TM) ("SSCS"). Additionally, corporate administrative costs increased compared to 1998 principally as a result of higher outside professional service costs and the inclusion of OST's operating expenses.

Research and Development

Research and development expenses increased $409,000 or 38% in the second quarter and $732,000 or 33% in the first six months of 1999 compared to the same periods in 1998. The increase was primarily attributable to increased spending in the Base Tissue segment associated with the continued development of a viral inactivation process and ongoing development of new allograft tissue products.

Operating Income

Operating income increased $1,654,000 or 44% in the second quarter and $3,359,000 or 47% in the first six months of 1999 compared to the same periods in 1998. Grafton(R) DBM segment operating income increased $472,000 or 15% in the second quarter and $2,586,000 or 47% in the first six months of 1999 compared to the same periods in 1998. Base Tissue segment operating income increased $1,744,000 or 192% in the second quarter and $2,013,000 or 97% in the first six months of 1999 compared to the same periods in 1998. The increases result principally from the increases in revenue discussed above. Other segment operating income decreased $562,000 or 187% in the second quarter and $1,240,000 or 253% in the first six months of 1999 compared to the same periods in 1998. The decreases result principally from increased marketing expenses associated with the SSCS(TM) system.

Income Tax Provision

The effective income tax rate declined to approximately 40% in the second quarter and first six months of 1999 from 41% in the same periods last year.

Liquidity and Capital Resources

At June 30, 1999, we had cash and short-term investments of $15,769,000 compared to $18,041,000 at December 31, 1998. We invest excess cash in U.S. Government-backed securities and investment grade commercial paper of major U.S. corporations. Working capital increased $7,127,000 to $33,500,000 at June 30, 1999 compared to $26,373,000 at December 31, 1998. The increase in working capital results principally from an increase in accounts receivable, inventories and deferred processing costs and a decrease in accounts payable and accrued liabilities. Accounts receivable increased $2,772,000 due to revenue increases. The increase in inventories of $1,847,000 is associated with the acquisition of the Versalok(R) System and the launch of the SSCS(TM) system. The increase in deferred processing costs is associated with the growth in our Grafton(R) DBM and Base Tissue segments.

Net cash used in operating activities was $753,000 in the first six months of 1999, compared to cash provided by operating activities of $6,993,000 in the first six months of 1998. The decrease resulted primarily from increases in accounts receivable and deferred processing costs and a decrease in accounts payable and accrued liabilities. Cash used in investing activities increased to $12,337,000 in the first six months of 1999 from $5,167,000 in the first six months of 1998. The increase results principally from; (i) an increase in capital expenditures to $9,208,000 from $2,941,000 resulting from our continued investment in facilities and equipment needed for current and future business requirements, (ii) cash used to purchase an additional 85% interest in OST, and
(iii) the acquisition of the Versalok(R) System. In the fourth quarter of 1998, we commenced construction of a new allograft tissue processing facility in Eatontown, New Jersey. The estimated aggregate cost for the construction of the building, including furniture, fixtures and equipment is approximately $32,000,000; $21,500,000 of which will be funded through the building mortgage loan and equipment line of credit included in the credit facility concluded with our bank in June, 1999. The remaining balance of $10,500,000 will be funded through available cash reserves or anticipated cash flow from operations. Net cash provided by financing activities increased to $10,056,000 from $1,160,000 in the first six months of 1998, principally from cash proceeds received from stock option exercises and the related income tax benefits resulting from such stock option exercises.

In June, 1999, we replaced our domestic lines of credit with a credit facility that includes a $5,000,000 revolving line of credit, a $4,500,000 mortgage loan and $17,000,000 equipment line of credit. We also have a line of credit with a Dutch bank, which provides for borrowings of up to 5,000,000 Dutch Guilders ("dfl"), or approximately $2,347,000 at the June 30, 1999 exchange rate. Analysis of our cash position and anticipated cash flow indicated that it most likely would not be necessary to utilize a significant portion of this line of credit and, therefore, we agreed with the bank to limit borrowings, if any, to no more than dfl 3,000,000 or approximately $1,408,000 at the June 30, 1999 exchange rate. Additionally, we have a line of credit with a French bank, which provides for borrowing of up to FRF 2,250,000, or approximately $355,000 at the June 30, 1999 exchange rate. There were no borrowings outstanding under any of the Company's credit facilities as of June 30, 1999.

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

Litigation

Osteotech, Inc. is involved in various legal proceedings involving product liability and patent infringement claims. For a discussion of these matters see
Note 7 of "Notes to Condensed Consolidated Financial Statements", PART II., ITEM
1. LEGAL PROCEEDINGS and the Company's Annual Report on Form 10-K for the year ended December 31, 1998. It is possible that our results of operations or liquidity and capital resources could be adversely affected by the ultimate outcome of the pending litigation or as a result of the costs of contesting such lawsuits.

Year 2000

We recognize the need to ensure that Year 2000 issues will not adversely impact our operations and have identified our potential Year 2000 risk in three categories: internal business software and hardware; internal non-financial systems; and noncompliance by suppliers and customers.

     Internal Business Software and Hardware

     Several years ago we determined that our existing business information systems were not adequate to support the anticipated growth in our business operations and purchased a fully integrated management information system, which is Year 2000 compliant. Most of the new system is operational at this time and the remainder of the system is scheduled to be operational in the fourth quarter 1999. We have a contingency plan to prevent disruption to our internal business systems if the remaining part of the system is not fully operational prior to January 1, 2000. The completion cost for implementation of the remaining software is not expected to be material. All related hardware supporting our internal business software is currently Year 2000 compliant.

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

     Noncompliance by Suppliers and Customers

     We have initiated written communications with all of our significant suppliers and customers to determine the extent to which we are vulnerable to those third parties' failure to achieve Year 2000 compliance. We are currently evaluating the responses and, if there are any affected suppliers and/or customers, will develop contingency plans in order to prevent disruption to our business operations. At this time we cannot estimate the additional cost, if any, that may result from such contingency plans.


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

Not Applicable

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

GenSci Regeneration Laboratories, Inc. v. Osteotech, Inc.

In May, 1999, GenSci Regeneration Laboratories Inc. amended its complaint to allege that in addition to the Company's Grafton(R) DBM Flex product, Osteotech's Grafton(R) DBM Gel and Putty products infringe on GenSci's patents at issue. GenSci also amended its complaint to modify its false advertising claim, alleging that in addition to Osteotech, individuals acting on Osteotech's behalf engaged in false advertising. Osteotech filed and served its answer and counterclaims to the amended complaint in May, 1999.

Medtronic Sofamor Danek Inc., Sofamor Danek L.P. and Sofamor
Danek Holdings, Inc. v. Osteotech

In July, 1999, Medtronic Sofamor Danek Inc., Sofamor Danek L.P. and Sofamor Danek Holdings, Inc. ("Danek") sued Osteotech in the United States District
Court for the Western District of Tennessee alleging that instruments, instrument sets and cortical bone dowel products, including but not limited to the bio-d(TM) threaded cortical bone dowel and Endodowel, manufactured, sold and/or otherwise distributed by the Company infringe on certain claims of U.S. Patent Nos. 5,741,253, entitled "Method for Inserting Spinal Implants", and 5,484,437, entitled "Apparatus and Method of Inserting Spinal Implants", which are owned by Danek. Osteotech has not yet filed its answer in this case.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  An annual meeting of stockholders was held on June 3, 1999.

     (b) The directors elected at the annual meeting to serve a term of one year or until the next annual meeting of stockholders were: Richard W. Bauer, Kenneth P. Fallon, III, Michael J. Jeffries, Donald D. Johnston, John Phillip Kostuik, M.D., FRCS(C), and Stephen J. Sogin, Ph.D. They constitute the entire board of directors of the Company.

     (c) The matters voted upon at the annual meeting and the results of the voting are set forth below:


          i) With respect to the election of Directors of Osteotech, the persons named below received the following number of votes:


                        Director                     For             Withheld
               ----------------------------    ----------------   --------------
               Richard W. Bauer                   11,861,698         429,738
               Kenneth P. Fallon, III             11,868,748         422,688
               Michael J. Jeffries                11,861,698         429,738
               Donald D. Johnston                 11,861,248         430,188
               John Phillip Kostuik, M.D.         11,864,975         426,461
               Stephen J. Sogin, Ph.D.            11,864,075         427,361


         ii) With respect to a proposal to approve an amendment to Osteotech's Certificate of Incorporation to increase the number of authorized shares of common stock to 70,000,000 shares, the stockholders voted 11,069,751 shares in favor, 1,211,373 against and 10,312 abstained. Broker non-votes were not applicable. This proposal received the vote required by the Delaware General Corporation Law ("DGCL") for approval (i.e. affirmative vote of a majority of the outstanding shares of common stock).

        iii) With respect to a proposal to approve an amendment to Osteotech's 1991 Stock Option Plan, as amended (the "Plan"), to limit the number of shares issuable under options which may be granted to eligible persons, the stockholders voted 11,756,782 shares in favor, 521,859 against and 12,795 abstained. Broker non-votes were not applicable. This proposal received the vote required by the DGCL and Osteotech's by-laws for approval (i.e. affirmative vote of a majority of the outstanding shares of common stock present at the meeting and entitled to vote).

         iv) With respect to a proposal to ratify the appointment of PricewaterhouseCoopers LLP as Osteotech's independent auditors for the fiscal year ending December 31, 1999; the stockholders voted 12,281,724 shares in favor, 3,722 against and 5,990 abstained. Broker non-votes were not applicable. This proposal received the vote required by DGCL and the Company's by-laws for approval (i.e. affirmative vote of a majority of the outstanding shares of common stock present at the meeting and entitled to vote).



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

          Exhibit                                                         Page
          Number    Description                                          Number


           3.4      Certificate of Amendment of Restated                 E-1
                    Certificate of Incorporation of
                    Osteotech, Inc.

          10.33     Loan and  Security  Agreement  among Summit          E-3
                    Bank,   Osteotech  Inc.,  Osteotech  Investment
                    Corp., CAM Implants, Inc., Osteotech,  B.V., HC
                    Implants    B.V.,    CAM    Implants,     B.V.,
                    Osteotech/CAM    Services,    B.V.,   and   OST
                    Developpement dated June 10, 1999.

          27.0      Financial Data Schedule                              E-87



     (b)  Reports on Form 8-K

     On April 15, 1999, we filed with the Commission a current report on Form 8-K to announce that GenSci Regeneration Laboratories Inc. ("GenSci") made a motion in the United States District Court for the Central District of California to amend its patent infringement claims against Osteotech to include Grafton(R) DBM Gel and Grafton(R) DBM Putty.

     On June 1, 1999, we filed with the Commission a current report on Form 8-K to announce that GenSci's motion for leave to amend its complaint had been granted.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 Osteotech, Inc.
                                                 -------------------------------
                                                 (Registrant)




Date:    August 12, 1999                     By: /s/Richard W. Bauer
                                                 -------------------------------
                                                 Richard W. Bauer
                                                 President, Chief
                                                 Executive Officer



Date:    August 12, 1999                     By: /s/Michael J. Jeffries
                                                 -------------------------------
                                                 Michael J. Jeffries
                                                 Executive Vice President
                                                 Chief Operating Officer
                                                 Chief Financial Officer