Form 10-Q
period 1999-09-30
OSTEOTECH INC
filed 1999-11-15
CIK 874734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 1999

                                       or

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

Common Stock, $.01 par value - 14,184,684 shares as of October 31, 1999.

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements


                        OSTEOTECH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (dollars in thousands)

                                                            September 30,  December 31,
                                                                 1999          1998
---------------------------------------------------------------------------------------
ASSETS
---------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                 $ 17,258        $ 15,119
     Short-term investments                                       3,946           2,922
     Accounts receivable, net                                    10,920          11,980
     Inventories                                                  3,547           1,568
     Deferred processing cost                                     4,724           2,620
     Prepaid expenses and other current assets                    2,748           2,913
     Litigation settlement receivable                             2,000
                                                               ------------------------
        Total current assets                                     45,143          37,122

Property, plant and equipment, net                               29,014          16,044
Excess of cost over net assets of business acquired,
     less accumulated amortization of $1,991 in 1999 and
     $1,701 in 1998                                               3,780           1,997
Other assets                                                      1,833           1,951
---------------------------------------------------------------------------------------
Total assets                                                   $ 79,770        $ 57,114
=======================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable and accrued liabilities                  $ 11,804        $  9,935
     Notes payable                                                  101             609
     Current maturities of long-term debt and
         obligations under capital leases                                           205
                                                               ------------------------
        Total current liabilities                                11,905          10,749

Long-term debt                                                    3,624
Other liabilities                                                   435             435
---------------------------------------------------------------------------------------
Total liabilities                                                15,964          11,184
---------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 5,676,595 shares
         authorized; no shares issued or outstanding
     Common stock, $.01 par value; 70,000,000 shares
         authorized; issued and outstanding 14,184,609
         shares in 1999 and 13,380,291 shares in 1998               140             133
     Additional paid-in capital                                  45,544          37,332
     Accumulated other comprehensive income (loss)                  (82)             11
     Retained earnings                                           18,204           8,454
---------------------------------------------------------------------------------------
Total stockholders' equity                                       63,806          45,930
---------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                     $ 79,770        $ 57,114
=======================================================================================

See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                  (dollars in thousands, except per share data)


                                                               Three Months                       Nine Months
                                                           Ended September 30,                Ended September 30,
                                                     -----------------------------       -----------------------------
                                                            1999              1998              1999              1998
----------------------------------------------------------------------------------------------------------------------
Net revenues:
   Service                                           $    16,770       $    14,001       $    53,596       $    42,085
   Product                                                   699               282             2,163               803
   License fee                                                                                   118               124
                                                     -----------       -----------       -----------       -----------
                                                          17,469            14,283            55,877            43,012

Cost of services                                           5,204             3,910            16,330            12,424
Cost of products                                             439               232             1,285               584
                                                     -----------       -----------       -----------       -----------
                                                           5,643             4,142            17,615            13,008
                                                     -----------       -----------       -----------       -----------

Gross Profit                                              11,826            10,141            38,262            30,004

Marketing, general and administrative                      6,956             4,851            20,019            15,432
Research and development                                   1,310             1,079             4,248             3,285
                                                     -----------       -----------       -----------       -----------
                                                           8,266             5,930            24,267            18,717

Income from litigation settlement                          1,750                               1,750
                                                     -----------       -----------       -----------       -----------

Operating income                                           5,310             4,211            15,745            11,287

Interest and other income, net                               208               285               636               886
                                                     -----------       -----------       -----------       -----------

Income before income taxes                                 5,518             4,496            16,381            12,173

Income tax provision                                       2,270             1,878             6,631             5,020

----------------------------------------------------------------------------------------------------------------------
Net income                                           $     3,248       $     2,618       $     9,750       $     7,153
======================================================================================================================
Net income per share:
     Basic                                           $       .23       $       .20       $       .70       $       .54
     Diluted                                         $       .22       $       .19       $       .67       $       .51
----------------------------------------------------------------------------------------------------------------------
Shares used in computing net income per share:
     Basic                                            14,174,402        13,168,880        13,969,901        13,225,814
     Diluted                                          14,641,259        13,958,635        14,639,183        14,067,937


See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)

Nine Months Ended September 30,                                  1999            1998
---------------------------------------------------------------------------------------
Cash Flow From Operating Activities
   Net income                                                  $  9,750        $  7,153
   Adjustments to reconcile net income to net cash
      Provided by (used in) operating activities:
         Depreciation and amortization                            2,201           2,042
         Changes in assets and liabilities:
               Accounts receivable                                1,403            (624)
               Inventories                                       (1,451)           (467)
               Deferred processing costs                         (2,104)           (865)
               Prepaid expenses and other current assets            396           2,083
               Litigation settlement receivable                  (2,000)
               Accounts payable and other liabilities               913              68
---------------------------------------------------------------------------------------
Net cash provided by operating activities                         9,108           9,390

Cash Flow From Investing Activities
   Capital expenditures                                         (13,537)         (4,326)
   Purchases of investments                                     (11,634)         (7,387)
   Proceeds from sale of investments                             10,610           5,941
   Acquisition of business                                       (1,526)
   Increase in other assets                                        (859)           (746)
---------------------------------------------------------------------------------------
Net cash used in investing activities                           (16,946)         (6,518)

Cash Flow From Financing Activities
   Proceeds from issuance of common stock                         4,854           2,756
   Income tax benefit related to stock options                    3,365           2,870
   Repurchase of common stock                                                    (4,958)
   Proceeds from issuance of notes payable                          116
   Principal payments on notes payable                             (693)           (582)
   Proceeds from long-term debt                                   3,000
   Principal payments on long-term debt
      And obligations under capital leases                         (758)           (482)
   Increase in other liabilities                                    171
---------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities              10,055            (396)

Effect of exchange rate changes on cash                             (78)             74
---------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                         2,139           2,550
Cash and cash equivalents at beginning of period                 15,119          13,884
---------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                     $ 17,258        $ 16,434
=======================================================================================

Supplementary cash flow data:
   Cash paid during the period for interest                    $     29        $     63
   Cash paid during the period for taxes                          2,114           1,065
   Acquisition of business:
      Fair value of assets acquired                               2,563
      Liabilities assumed                                         2,669


See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)


1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals)
     considered necessary by management to present fairly the Company's consolidated financial position as of September 30, 1999 and December 31, 1998, and the consolidated results of operations for the three-month and nine-month periods ended September 30, 1999 and 1998, and the consolidated cash flows for the nine-month periods then ended. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998 which were included as part of the Company's Report on Form 10-K.

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

3.   Acquisition of OST Developpement SA

     Effective January 1, 1999, the Company completed the acquisition of a 90% interest in OST Developpement SA ("OST"), a processor of bovine bone grafts for orthopaedic and dental use. The aggregate purchase price paid consisted solely of cash consideration of 9,000,000 French Francs ("FRF") or approximately $1,594,700. In addition, the Company incurred approximately $372,600 of transaction costs. The acquisition was accounted for as a purchase and the consolidated financial statements include the accounts of OST from January 1, 1999. The acquisition resulted in an excess of cost over the fair value of net assets acquired of $2,073,000 which is being amortized over 15 years. The Company also has the option to purchase the remaining 10% of OST at a price to be determined at the time of purchase.

4.   Acquisition of Spinal Fixation System

     In June, 1999, the Company acquired the Versalok(R) Low Back Fixation System (the "Versalok(R) System"), including all patents, from Wright Medical Technology, Inc. for $600,000. Pursuant to the terms of the purchase agreement, the Company also agreed to purchase approximately $1,120,000 of

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)


4.   Acquisition of Spinal Fixation System - continued

     inventory, consisting primarily of finished goods. The $600,000 payment to acquire the product rights and patents will be amortized using the straight-line basis over five years.

5.   Comprehensive Income

     Comprehensive income for the three-month and nine-month periods ended September 30, 1999 and 1998:

                                                   Three months ended            Nine months ended
                                                      September 30,                September 30,
                                                 ----------------------------------------------------

        (dollars in thousands)                    1999          1998         1999          1998
        ---------------------------------------------------------------------------------------------
        Net income                                $3,248       $2,618       $9,750        $7,153

        Currency translation adjustments             189           83           (93)          84
        ---------------------------------------------------------------------------------------------

        Comprehensive Income                      $3,437       $2,701       $9,657        $7,237
        =============================================================================================


6.   Financing Arrangements

     In June, 1999, the Company replaced its domestic lines of credit with a new credit facility which includes a $5,000,000 unsecured revolving line of credit, a $4,500,000 building mortgage loan and a $17,000,000 equipment line of credit. The revolving line of credit is committed through May 31, 2001. In the absence of default, the Company has the option to convert the revolving line of credit to a term-loan and the outstanding unpaid balance as of May 31, 2001 will be repayable in forty-eight equal monthly installments of principal together with accrued interest. An unused facility fee of .25% is payable on the unused portion of the revolving loan. The mortgage loan will be drawn down upon completion of the Company's new allograft tissue processing facility currently under construction and will be secured by the building which will house the new processing facility and the land on which the building is located. The mortgage loan will be repayable in 120 equal monthly installments of principal and interest based on a twenty-year mortgage amortization schedule. Upon the 120th payment, the full amount of the unpaid principal will be due and payable. The equipment line of credit is secured by equipment and other capital expenditures purchased using the proceeds of such line, with advances of up to 80% of the cost thereof. Upon expiration of an initial drawdown period, which expires December, 2000, the equipment line of credit will be repayable in equal monthly installments of principal and interest based on a seven-year amortization schedule. During the drawdown period interest only will be payable under the equipment line of credit.

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)


6.   Financing Arrangements - continued

     Pursuant to the terms of the loan and security agreement (the "Agreement"), the Company is required to meet certain financial covenants regarding minimum working capital, tangible net worth and interest coverage. In addition, the Agreement contains limitations on sales of assets other than in the ordinary course of business and additional indebtedness. At September 30, 1999, there was $3,000,000 outstanding under the revolving line of credit.

7.   Commitments and Contingencies

     Product Liability Litigation

     The Company is a defendant in two state court product liability actions in which patients claim that they have suffered damages from the implantation of orthopaedic bone screws allegedly distributed by the Company. One of the actions is stayed. In September, 1999, plaintiffs in one of the actions voluntarily dismissed the Company without prejudice. Management believes that the remaining lawsuit and claims are without merit and will continue to defend such action vigorously. It is the Company's position that either a device distributed by the Company was not implanted in the patient, or that if the allegations in the complaints regarding the use of the device are assumed to be true, the device was used in a manner which was contrary to the use approved by the FDA and the Company's written warnings concerning use. Pursuant to its distribution agreement with the Company, the manufacturer of the spinal fixation devices, Heinrich C. Ulrich, KG ("Ulrich") has agreed to indemnify the Company for all costs, and damages incurred by the Company in connection with its distribution of products manufactured by Ulrich, except such costs and damages which are caused by the Company's gross negligence, willful misconduct or unauthorized claim made by the Company in marketing the products.

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

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)


7.   Commitments and Contingencies - continued

     Patent Litigation

     In January, 1998, the Company filed a patent infringement action against GenSci Regeneration Laboratories, Inc. ("GenSci Labs") and GenSci Regeneration Sciences, Inc. ("GenSci Sciences") alleging that the GenSci parties violated claims of one of the patents involving the Company's Grafton(R) Demineralized Bone Matrix (DBM) process. Approximately two weeks after Osteotech's filing, GenSci Labs filed a suit against the Company alleging infringement of two patents assigned to GenSci Labs in addition to tortious interference with a business expectancy, negligent interference with a prospective economic advantage and inducing breach of contract and seeking a declaratory judgment of the invalidity of two of the Company's patents covering Grafton(R) DBM. In February, 1998, GenSci Labs amended its complaint alleging essentially the same causes of action but adding a third patent to the allegation of patent infringement. The actions have been consolidated into one lawsuit. In September, 1998, GenSci Labs served an amended complaint, which asserted, in addition to the previously asserted claims, claims of false advertising under Federal law. In September, 1998, the Company served its answer to this amended complaint, asserted counterclaims against GenSci Labs and served a third-party complaint against GenSci Sciences, and DePuy AcroMed, Inc.("DePuy"). The Company's counterclaims and third party complaint accused the GenSci parties of infringing a second Company patent, in addition to the patent referred to above, and accused the DePuy and GenSci parties of acting jointly and severally in infringing on the claims of both patents. Discovery has commenced and is ongoing. In May, 1999, GenSci Labs amended its complaint to allege that in addition to the Company's Grafton(R) DBM Flex product, the Company's Grafton(R) DBM Gel and Putty products infringe on GenSci Lab's patents at issue. GenSci Labs also amended its complaint to modify its false advertising claim, alleging that in addition to the Company, individuals acting on the Company's behalf engaged in false advertising. The Company filed and served its answer and counterclaims to the amended complaint in May, 1999. In November, 1999, the Company settled all claims which it had filed against DePuy. As part of the settlement, DePuy has agreed to stop selling the GenSci products accused of infringing the Company's patents, no later than February 4, 2001 and to pay the Company $3,000,000 as follows: $2,000,000 in the fourth quarter of 1999 and $250,000 at the end of each quarter in 2000. Payments in the year 2000 will be made unless DePuy discontinues selling the GenSci products during the year, at which time DePuy would not be obligated for payments beyond the quarter in which it stopped selling the GenSci products (See Note 11). The Company believes that the claims made against it by the GenSci parties are without merit and will continue to vigorously defend against such claims and prosecute the claims it has asserted against the GenSci parties.

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)


7.   Commitments and Contingencies - continued

     In February, 1999, a complaint was filed against the Company in the United States District Court for the Northern District of Florida. This action, which has been brought by plaintiffs, University of Florida Tissue Bank, Inc., Regeneration Technologies, Inc., Sofamor Danek Group, Inc., and Sofamor Danek L.P. alleges that Company's bio-d(TM) threaded cortical bone dowel and Endodowel infringe on the claims of U.S. Patent No. 5,814,084, entitled "Diaphysical Cortical Dowel." In April, 1999, plaintiffs filed an amended complaint adding a claim for patent infringement against the Company with respect to US Patent No. 5,814,084, entitled "Bone Grafting Units", which is owned by plaintiff University of Florida Tissue Bank, Inc. In May, 1999, the Company filed its answer and counterclaim seeking declaratory judgment that the patents in question in this action are invalid and otherwise not infringed by the Company. Although the plaintiffs seek monetary damages, an amount has not been specified. In May, 1999, plaintiffs filed their reply to the Company's counterclaims. The Company believes the claims asserted in this action to be without merit and intends to vigorously defend against such claims.

     In July, 1999, Medtronic Sofamor Danek Inc., Sofamor Danek L.P. and Sofamor Danek Holdings, Inc. ("Danek") sued Osteotech in the United States District Court for the Western District of Tennessee alleging that instruments, instrument sets and cortical bone dowel products, including but not limited to the bio-d(TM) threaded cortical bone dowel and Endodowel, manufactured, sold and/or otherwise distributed by the Company infringe on certain claims of U.S. Patent Nos. 5,741,253, entitled "Method for Inserting Spinal Implants", and 5,484,437, entitled "Apparatus and Method of Inserting Spinal Implants", which are owned by Danek. In September, 1999, the Company filed its answer and counter claims seeking a declaratory judgement that the patents in question in this action are invalid and otherwise not infringed by the Company. Plaintiffs filed their reply to the counterclaims in October, 1999. The Company believes that the claims asserted in this action are without merit and intends to vigorously defend against such claims.

     In September, 1999, Medtronic Sofamor Danek, Inc. ("Medtronic"), sued Arthur A. Alfaro, a former Division President of Medtronic and currently the Company's President and Chief Operating Officer, in the Chancery Court of Tennessee for the Thirtieth Judicial District at Memphis, seeking to enjoin Mr. Alfaro from divulging alleged confidential information or trade secrets of Medtronic to third parties, including the Company, and from working for the Company for a period of twelve months. In September, 1999, the Court issued a temporary restraining order prohibiting Mr. Alfaro from issuing or divulging any confidential information or trade secrets of Medtronic to any third party. In October, 1999, Mr. Alfaro filed and served his answer, denying any and all liability. Pursuant to an employment agreement between Mr. Alfaro and the Company, the Company is paying Mr. Alfaro's legal fees and costs for defending this action.

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

8.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 1999 and 1998:

                                                                   Three Months Ended                    Nine Months Ended
                                                                      September 30,                        September 30,
                                                         -----------------------------------------------------------------------
         (dollars in thousands
          except per share data)                               1999              1998              1999             1998
         -----------------------------------------------------------------------------------------------------------------------
         Net income available to Common                            $3,248            $2,618           $9,750            $7,153
             Shareholders
         -----------------------------------------------------------------------------------------------------------------------

         Weighted average common shares                        14,174,402        13,168,880       13,969,901        13,225,814
                                                         -----------------------------------------------------------------------
         Denominator for basic earnings per share              14,174,402        13,168,880       13,969,901        13,225,814
         Effect of dilutive securities:
             Stock options                                        466,479           789,405          669,156           842,006
             Warrants                                                 378               350              126               117
                                                         -----------------------------------------------------------------------
         Denominator for diluted earnings per
         share                                                 14,641,259        13,958,635       14,639,183        14,067,937
         -----------------------------------------------------------------------------------------------------------------------

             Basic earnings per share                                $.23              $.20             $.70              $.54
         -----------------------------------------------------------------------------------------------------------------------

             Diluted earnings per share                              $.22              $.19             $.67              $.51
         -----------------------------------------------------------------------------------------------------------------------

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)


9.   Operating Segments

     Summarized in the table below is financial information for the Company's reportable segments for the three-month and nine-month periods ended September 30, 1999 and 1998:

                                                            Three Months Ended                        Nine Months Ended
                                                               September 30,                            September 30,
                                                 ----------------------------------------- -----------------------------------------
         (dollars in thousands)                         1999                 1998                 1999                 1998
         --------------------------------------- -------------------- -------------------- -------------------- --------------------
         Revenues:
           Grafton(R)DBM Segment                       $  9,905              $  9,802            $ 32,346             $ 28,349
           Base Tissue Segment                            6,525                 3,816              20,043               12,523
           Other                                          1,039                   665               3,488                2,140
           Consolidated                                  17,469                14,283              55,877               43,012
         --------------------------------------- -------------------- -------------------- -------------------- --------------------
         Operating income (loss):
           Grafton(R)DBM Segment                       $  4,429              $  3,712            $ 12,509             $  9,206
           Base Tissue Segment                            1,884                   829               5,969                2,901
           Other                                         (1,003)                 (330)             (2,733)               (820)
           Consolidated                                   5,310                 4,211              15,745               11,287
         --------------------------------------- -------------------- -------------------- -------------------- --------------------


10.  Inventories

     Inventories consist of the following:


     (dollars in thousands)        September 30, 1999        December 31, 1998
     ---------------------------------------------------------------------------

     Raw Materials                       $   872                     $   646
     Finished Goods                        2,675                         922
     ---------------------------------------------------------------------------
                                         $ 3,547                     $ 1,568
     ---------------------------------------------------------------------------

11.  Litigation Settlement

     In November 1999, the Company settled all claims which it had filed against DePuy in the patent infringement suit against GenSci Labs and GenSci Sciences and DePuy (See Note 7). As part of the settlement, DePuy has agreed to stop selling the GenSci products accused of infringing the Company's patents, no later than February 4, 2001 and to pay the Company $3,000,000 as follows: $2,000,000 in the fourth quarter of 1999 and $250,000 at the end of each quarter in 2000. Payments in the year 2000 will be made unless DePuy discontinues selling the GenSci products during the year, at which time DePuy would not be obligated for payments beyond the quarter in which it stopped selling the GenSci products. The Company included $1,750,000 of the $2,000,000 payment in income in the third quarter of 1999 and will recognize the remaining $250,000 in the fourth quarter of 1999. The quarterly payments in 2000 will be recognized in income as earned.

12.  Reclassifications

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

FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

Results of Operations

Litigation Settlement

In November 1999, we settled all claims which we had filed against DePuy in the patent infringement suit against GenSci Labs and GenSci Sciences (See Notes 7 and 11 of "Notes to Consolidated Financial Statements"). As part of the settlement, DePuy has agreed to stop selling the GenSci products accused of infringing our patents, no later than February 4, 2001 and to pay the company $3,000,000 as follows: $2,000,000 in the fourth quarter of 1999 and $250,000 at the end of each quarter in 2000. Payments in the year 2000 will be made unless DePuy discontinues selling the GenSci products during the year, at which time DePuy would not be obligated for payments beyond the quarter in which it stopped selling the GenSci products. The Company included $1,750,000 of the $2,000,000 payment in operating income in the third quarter of 1999 and will recognize the remaining $250,000 in the fourth quarter of 1999. The quarterly payments in 2000 will be recognized in income as earned.

Net Income

Consolidated net income in the third quarter of 1999 increased to $3,248,000 or $.22 diluted net income per share as compared to net income of $2,618,000 or $.19 diluted net income per share in the third quarter of 1998. Consolidated net income in the first nine months of 1999 increased to $9,750,000 or $.67 diluted net income per share as compared to net income of $7,153,000 or $.51 diluted net income per share in the first nine months of 1998. Net income in the quarter and the nine months ended September 30, 1999 were positively impacted by the settlement of the patent infringement claim against DePuy, which added $1,043,000, after income taxes, or $.07 diluted net income per share. All per share data have been adjusted for the three-for-two stock split in the form of a 50% stock dividend effected in March, 1999.

The following is a discussion of factors affecting results of operations for the three-month and nine-month periods ended September 30, 1999 and 1998.

Net Revenues

Consolidated net revenues increased 22% to $17,469,000 from $14,283,000 in third quarter of 1998 and increased 30% to $55,877,000 from $43,012,000 in the first nine months of 1998. The increase was principally due to higher revenues in both the Grafton(R) Demineralized Bone Matrix (DBM) segment ("the Grafton(R) DBM segment") and the Base Allograft Bone Tissue segment (the "Base Tissue segment"). Domestic revenues, which consist principally of revenues from the
Grafton(R)  DBM and Base Tissue  segments,  increased  21% to  $16,672,000  from
$13,738,000 in third quarter of 1998 and increased 28% to $52,810,000 from $41,177,000 in the first nine months of 1998. Foreign revenues increased 46% to $797,000 from $545,000 in third quarter of 1998 and increased 67% to $3,067,000 from $1,835,000 in the first nine months of 1998. The increase in foreign revenues resulted primarily from the contribution to revenues made by OST Developpement SA ("OST"). In January, 1999, the Company completed the acquisition of 90% of OST which principally processes bovine bone tissue products for orthopaedic and dental use.

Grafton(R) DBM segment revenues increased 1% to $9,905,000 from $9,802,000 in third quarter of 1998 and increased 14% to $32,346,000 from $28,349,000 in the first nine months of 1998. The increase resulted from increased demand for Grafton(R) DBM and a price increase effective January 1, 1999. Grafton(R) DBM segment revenues growth slowed in the third quarter of 1999 as compared with the prior year same quarter primarily due to effects of competition and a summer slowdown in surgical procedures. We believe the slow down in growth will be a short-term issue as surgeons try the competitive product and determine for themselves the superiority of Grafton(R) DBM.

Base Tissue segment revenues increased 71% to $6,525,000 from $3,816,000 in third quarter of 1998 and increased 60% to $20,043,000 from $12,523,000 in the first nine months of 1998. The increases are associated with an increase in the number of donors processed for our clients, 55% in the quarter and 43% in the nine months, and revenues from the bio-d(TM) threaded cortical bone dowel launched at the end of 1998.

In the third quarter and first nine months of 1999, two of our Grafton(R)DBM and Base Tissue segment clients accounted for 57% and 36% of consolidated revenues, respectively.

Gross Profit

Gross profit as a percentage of revenues was 68% in the third quarter and 69% in the first nine months of 1999. Gross profit as a percentage of revenues in the prior year was 71% in the third quarter and 70% in the first nine months. The decrease results from; (i) the absorption of costs associated with additional allograft tissue processing capacity which was added to meet the continuing growth in our allograft tissue business, and (ii) a decline in the percentage of consolidated revenues coming from the Grafton(R) DBM Segment, which has a higher gross profit margin than other services and products.

Marketing, General and Administrative

Marketing, general and administrative expenses increased $2,105,000 or 43% in the third quarter and $4,587,000 or 30% in the first nine months of 1999 compared to the same periods in 1998. The increase was primarily attributable to: (i) incremental agent commissions resulting from increased volume in the Grafton(R) DBM segment and (ii) expanded marketing and promotional activities associated with the roll out of two new products, the bio-d(TM) system which is included in the Base Tissue segment and the Segmental Spinal Correction System(TM) ("SSCS"). Additionally, corporate administrative costs increased compared to 1998 principally as a result of higher costs associated with patent infringement lawsuits and the inclusion of OST's operating expenses.

Research and Development

Research and development expenses increased $231,000 or 21% in the third quarter and $963,000 or 29% in the first nine months of 1999 compared to the same periods in 1998. The increase was primarily attributable to increased spending in the Base Tissue segment associated with the continued development of a viral inactivation process and ongoing development of new allograft tissue products.

Operating Income

Operating income increased $1,099,000 or 26% in the third quarter and increased $4,458,000 or 39% in the first nine months of 1999 compared to the same periods in 1998. Grafton(R) DBM segment operating income increased $717,000 or 19% in the third quarter and increased $3,303,000 or 36% in the first nine months of 1999 compared to the same periods in 1998. Grafton(R) DBM segment operating income in the quarter and nine months includes $1,750,000 of income resulting from the patent litigation settlement (See Note 11 of "Notes to Consolidated Financial Statements"). In the quarter, the impact of the settlement was partly offset by the absorption of costs associated with additional allograft tissue processing capacity, higher costs associated with the patent lawsuit and relatively flat revenue growth as compared with 1998. The segment's operating income in the nine months was also positively impacted by the increase in revenues. Base Tissue segment operating income increased $1,055,000 or 127% in the third quarter and $3,068,000 or 106% in the first nine months of 1999 compared to the same periods in 1998. The increases result principally from increases in revenue. Other segment operating income decreased $673,000 or 204% in the third quarter and $1,913,000 or 233% in the first nine months of 1999 compared to the same periods in 1998. The decreases result principally from increased marketing expenses associated with the launch of the SSCS(TM) system.

Income Tax Provision

The effective income tax rate declined to approximately 41% in the third quarter and 40% in the first nine months of 1999 from 42% and 41% in the same periods last year.

Liquidity and Capital Resources

At September 30, 1999, we had cash and short-term investments of $21,204,000 compared to $18,041,000 at December 31, 1998. We invest excess cash in U.S. Government-backed securities and investment grade commercial paper of major U.S. corporations. Working capital increased $6,865,000 to $33,238,000 at September 30, 1999 compared to $26,373,000 at December 31, 1998. The increase in working capital results principally from an increase in cash and investments, inventories, deferred processing costs and the litigation settlement receivable, net of a decrease in accounts receivable and an increase in accounts payable and accrued liabilities. The increase in inventories of $1,979,000 is associated with the acquisition of the Versalok(R) System and the launch of the SSCS(TM) system. The increase in deferred processing costs is associated with the growth in our Grafton(R) DBM and Base Tissue segments.

Net cash provided by operating activities was $9,108,000 in the first nine months of 1999, compared to cash provided by operating activities of $9,390,000 in the first nine months of 1998. The decrease resulted primarily from increases in inventories and deferred processing costs. Cash used in investing activities increased to $16,946,000 in the first nine months of 1999 from $6,518,000 in the first nine months of 1998. The increase results principally from; (i) an increase in capital expenditures to $13,537,000 from $4,326,000 resulting from our continued investment in facilities and equipment needed for current and future business requirements, (ii) the purchase of an additional 85% interest in OST, and (iii) the acquisition of the Versalok(R) System. In the fourth quarter of 1998, we commenced construction of a new allograft tissue processing facility in Eatontown, New Jersey. The estimated aggregate cost for the construction of the building, including furniture, fixtures and equipment is approximately $32,000,000; $21,500,000 of which will be funded through the building mortgage loan and equipment line of credit included in the credit facility concluded with our bank in June, 1999. The remaining balance of $10,500,000 will be funded through available cash reserves or anticipated cash flow from operations. Net cash provided by financing activities increased to $10,055,000 from net cash used of $396,000 in the first nine months of 1998. The increase resulted principally from cash proceeds received and related income tax benefits associated with stock option exercises and borrowings under the revolving line of credit.

In June, 1999, we replaced our domestic lines of credit with a credit facility that includes a $5,000,000 revolving line of credit, a $4,500,000 mortgage loan and $17,000,000 equipment line of credit. At September 30, 1999, $3,000,000 was outstanding under the revolving line of credit. We also have a line of credit with a Dutch bank, which provides for borrowings of up to 5,000,000 Dutch Guilders ("dfl"), or approximately $2,426,000 at the September 30, 1999 exchange rate. Analysis of our cash position and anticipated cash flow indicated that it most likely would not be necessary to utilize a significant portion of this line of credit and, therefore, we agreed with the bank to limit borrowings, if any, to no more than dfl 3,000,000 or approximately $1,455,000 at the September 30, 1999 exchange rate. Additionally, we have a line of credit with a French bank, which provides for borrowing of up to FRF 2,000,000, or approximately $360,000 at the September 30, 1999 exchange rate. We believe that our cash and cash equivalents, short-term investments and available lines of credit, together with anticipated future cash flow from operations, will be sufficient to meet our near-term requirements. From time to time we may seek additional funds through equity or debt financing. However, there can be no assurances that such additional funds will be available, or if available, that such funds will be available on favorable terms.

Impact of Inflation and Foreign Currency Exchange Fluctuations

The results of our Company's operations for the periods discussed above have not been significantly affected by inflation or foreign currency fluctuations.

Litigation

Osteotech, Inc. is involved in various legal proceedings involving product liability and patent infringement claims. For a discussion of these matters see Notes 7 and 11 of "Notes to Condensed Consolidated Financial Statements", PART II., ITEM 1. LEGAL PROCEEDINGS and our Annual Report on Form 10-K for the year ended December 31, 1998. It is possible that our results of operations or liquidity and capital resources could be adversely affected by the ultimate outcome of the pending litigation or as a result of the costs of contesting such lawsuits.

Year 2000

We recognize the need to ensure that Year 2000 issues will not adversely impact our operations and have identified our potential Year 2000 risk in three categories: internal business software and hardware; internal non-financial systems; and noncompliance by suppliers and customers.

Internal Business Software and Hardware

Several years ago we determined that our existing business information systems were not adequate to support the anticipated growth in our business operations and purchased a fully integrated management information system, which is Year 2000 compliant. Most of the new system is operational at this time and the remainder of the system is scheduled to be operational in the fourth quarter 1999. The portion of the existing system being replaced has been modified and tested for Year 2000 compliance and accordingly, if the new system is not fully operational by January 1, 2000, we do not expect disruption to our business. The completion cost for implementation of the remaining software is not expected to be material. All related hardware supporting our internal business software is currently Year 2000 compliant.

Internal Non-financial Systems

We have completed our assessment and testing of our internal non-financial systems such as office equipment, security systems and other business equipment and determined that all critical systems are Year 2000 compliant.

Noncompliance by Suppliers and Customers

We have completed our assessment of all of our significant suppliers and customers to determine the extent to which we are vulnerable to those third parties' failure to achieve Year 2000 compliance. The majority of our critical vendors have communicated that they are Year 2000 compliant. We are monitoring the progress of those vendors who are not currently Year 2000 compliant but expect to be compliant before December 31, 1999 and have developed contingency plans with respect to such vendors to prevent disruption to our business operations. At this time we do not anticipate incurring additional cost as a result of such contingency plans.

Risk of Non-Compliance

Based on the progress we have made in addressing Year 2000 issues, we do not foresee significant risks associated with our year 2000 compliance program at this time.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Abercrombie v. AcroMed et al.

In September, 1999, plaintiffs voluntarily dismissed the Company from this action without prejudice.

GenSci Regeneration Laboratories, Inc. v. Osteotech, Inc.

In November, 1999, the Company settled all claims which it had filed against DePuy. As part of the settlement, DePuy has agreed to stop selling the GenSci products accused of infringing the Company's patents, no later than February 4, 2001 and to pay the Company $3,000,000 as follows: $2,000,000 in the fourth quarter of 1999 and $250,000 at the end of each quarter in 2000. Payments in the year 2000 will be made unless DePuy discontinues selling the GenSci products during the year, at which time DePuy would not be obligated for payments beyond the quarter in which it stopped selling the GenSci products.

Medtronic Sofamor Danek, Inc., Sofamor Danek L.P. and Sofamor Danek Holdings, Inc. v. Osteotech

In September, 1999 the Company filed its answer and counter claims seeking a declaratory judgement that the patents in question in this action are invalid and otherwise not infringed by the Company. Plaintiffs filed their reply to the counterclaims in October, 1999. The Company believes that the claims asserted in this action are without merit and intends to vigorously defend against such claims.

Medtronic Sofamor Danek, Inc. v. Arthur Alfaro

In September, 1999, Medtronic Sofamor Danek, Inc. ("Medtronic"), sued Arthur A. Alfaro, a former Division President of Medtronic and currently the Company's President and Chief Operating Officer, in the Chancery Court of Tennessee for the Thirtieth Judicial District at Memphis, seeking to enjoin Mr. Alfaro from divulging alleged confidential information or trade secrets of Medtronic to third parties, including the Company, and from working for the Company for a period of twelve months. In September, 1999, the Court issued a temporary restraining order prohibiting Mr. Alfaro from issuing or divulging any confidential information or trade secrets of Medtronic to any third party. In October, 1999, Mr. Alfaro filed and served his answer, denying any and all liability. Pursuant to an employment agreement between Mr. Alfaro and the Company, the Company is paying Mr. Alfaro's legal fees and costs for defending this action.

ITEM 5. OTHER INFORMATION

On November 8, 1999, we announced that Roger C. Stikeleather, Executive Vice President, Sales & Marketing, left the Company effective November 4, 1999. Personnel who had been reporting to Mr. Stikeleather now report directly to Mr. Arthur A. Alfaro, Osteotech's President and Chief Operating Officer.

On November 10, 1999, we announced that we settled all claims which had been filed against DePuy in the patent infringement suit against GenSci Labs and GenSci Sciences and DePuy. As part of the settlement, DePuy has agreed to stop selling DynaGraft(TM) Gel and Putty, the GenSci products accused of infringing the Company's patents, no later than February 4, 2001 and to pay the Company $3,000,000 as follows: $2,000,000 in the fourth quarter of 1999 and $250,000 at the end of each quarter in 2000. Payments in the year 2000 will be made unless DePuy discontinues selling the GenSci products during the year, at which time DePuy would not be obligated for payments beyond the quarter in which it stopped selling the GenSci products.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

         Exhibit                                                          Page
         Number       Description                                        Number
         ------       -----------                                        ------

         10.34        Employment Agreement with Arthur A. Alfaro
                      Dated September 13, 1999                             E-1

         10.35        Change in Control Agreement by and between
                      Osteotech and Arthur A. Alfaro                       E-12

         10.36        Settlement Agreement and General Release
                      Between DePuy AcroMed, Inc. and DePuy, Inc.
                      and Osteotech, Inc.                                  E-22

          27.0        Financial Data Schedule                              E-32

(b)  Reports on Form 8-K

     On September 13, 1999, we filed with the Commission a current report on Form 8-K to announce that Arthur A. Alfaro had joined us in the newly created new position of President and Chief Operating Officer. Mr. Alfaro was also elected to the Company's Board of Directors. He was formerly President of the Thoracolumbar Division for Medtronic Sofamor Danek, Inc.

     On September 24, 1999, we filed with the Commission a current report on Form 8-K to announce that we did not expect third quarter 1999 revenue and earnings results to meet analysts' consensus estimates for the quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                         Osteotech, Inc
                                                  ------------------------------
                                                           (Registrant)





Date:    November 12, 1999                By:     /s/ Richard W. Bauer
                                                  ------------------------------
                                                  Richard W  Bauer
                                                  Chief Executive Officer




Date:    November 12, 1999                By:     /s/ Michael J. Jeffries
                                                  ------------------------------
                                                  Michael J  Jeffries
                                                  Executive Vice President
                                                  Chief Financial Officer