Form 10-K
period 1999-12-31
OSTEOTECH INC
filed 2000-03-30
CIK 874734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1999       Commission File Number 0-19278

                                 OSTEOTECH, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                      13-13357370
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock, par value $.01 per share, held by non-affiliates based upon the reported last sale price of the Common Stock on March 20, 2000 was approximately $226,475,139.

     As of March 20, 2000, there were 14,225,628 shares of Common Stock, par value $.01 per share, outstanding.

     The Index to Exhibits appears on page E-1.

                       Documents Incorporated by Reference

     The registrant's definitive 1999 Proxy Statement which will be filed pursuant to Regulation 14A is incorporated by reference into Part III of this Annual Report on Form 10-K.

                                 OSTEOTECH, INC.

                          1999 Form 10-K Annual Report

                                TABLE OF CONTENTS

Section                                                                     Page
-------                                                                     ----

PART I                                                                        1

     Item 1.  Business                                                        1
              Company Overview                                                1
              Strategy                                                        3
              Business Summary                                                5
              Allograft Bone Tissue Processing                                7
              Expansion of Allograft Bone Tissue Business in Europe           9
              Other                                                           10
              Quality Assurance                                               11
              Clients                                                         12
              Education and Marketing                                         13
              Government Regulations                                          13
              Research and Development                                        15
              Competition                                                     15
              Environmental Matters                                           21
              Patents and Proprietary Rights                                  21
              Product Liability and Insurance                                 21
              Employees                                                       22
     Item 2.  Properties                                                      22
     Item 3.  Legal Proceedings                                               23
     Item 4.  Submission of Matters to a Vote of Security Holders             27


PART II                                                                       28

     Item 5.  Market for the Registrant's Common Equity and Related
              Stockholder Matters                                             28
     Item 6.  Selected Financial Data                                         29
     Item 7.  Management's Discussion And Analysis Of Financial
              Condition And Results Of Operations                             30
     Item 7A. Quantitative and Qualitative Disclosures About Market Risk      40
     Item 8.  Financial Statements and Supplementary Data                     40
     Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                             40

PART III                                                                      41

     Item 10. Directors and Executive Officers of the Registrant              41
     Item 11. Executive Compensation                                          41
     Item 12. Security Ownership of Certain Beneficial Owners and Management  41
     Item 13. Certain Relationships and Related Transactions                  41


PART IV                                                                       42

     Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K 42

     The following trademarks and service marks appear in this Annual Report:
PolyActive(TM) and bio-d(TM) Threaded Cortical Bone Dowel are trademarks and Osteotech(R), Grafton(R) Demineralized Bone Matrix (DBM), Versalok(R) Low Back Fixation System (Versalok(R) System), and Allogard(R) Packaging are registered trademarks of Osteotech, Inc.; D-MIN(sm) is a service mark of Osteotech, Inc.; LUBBOC(R) AND LADDEC(R) are registered trademarks of OST Developpement SA and OsteoPure(TM) is a trademark of OST Developpement SA; Segmental Spinal Correction System(TM) (SSCS) is a trademark of Heinrich C. Ulrich, K.G.

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

Company Overview

     Osteotech, Inc. ("Osteotech") provides services and products primarily focused in the repair and healing of the musculoskeletal system. These products and services are primarily marketed to the orthopaedic, neurological, oral/maxillofacial, dental and general surgery markets in the United States and Europe. Based on our knowledge of the allograft bone tissue industry, we believe that we are the world's largest processor and developer of human bone and bone connective tissue ("allograft bone tissue") products. The allograft bone tissue we process is procured by independent tissue banks primarily through the donation of tissue from deceased human donors and is used for transplantation. We have two primary operating segments:

      o the Grafton(R) Demineralized Bone Matrix (DBM) Segment (the "Grafton(R) DBM Segment"); and

      o     the Base Allograft Bone Tissue Segment (the "Base Tissue Segment").

     All of our other products and services which do not meet the criteria to be separately identified as a segment are aggregated under the category of "other".

     In the Grafton(R) DBM Segment we process and market Grafton(R) DBM which is distributed by our clients. Grafton(R) DBM is processed using our validated, advanced proprietary demineralization process. When applied to cortical bone, this process yields allograft bone tissue which has osteoinductive (the process by which bone is induced to grow) and osteoconductive (the matrix provided by allograft bone tissue into which the host bone can grow) capabilities greater than currently available forms of mineralized allograft bone tissue.

     In the Base Tissue Segment we process primarily mineralized weight-bearing allograft bone tissue which is generally marketed and distributed by our clients. In December, 1998, we introduced the bio-d(TM) Threaded Cortical Bone Dowel for posterior spinal fusion procedures and in August, 1999, we introduced the bio-d(TM) Threaded Cortical Bone Dowel for anterior spinal fusion procedures. Both of these products are processed in the Base Tissue Segment.

These bone dowels are distributed by our clients, but unlike other tissue processed in this segment, we market the bio-d(TM) Threaded Cortical Bone Dowel.

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

     In addition to our Grafton(R) DBM Segment and Base Tissue Segment, we provide ceramic and titanium plasma spray coating services and ceramic products used as bone graft substitutes, to orthopaedic and dental implant manufacturers through our operations based in Leiden, The Netherlands. We also market and distribute metal spinal implant products, including Versalok(R) Low Back Fixation System ("Versalok(R) System"), a lumbosacral spine fixation system with an innovative polyaxial screw, and the Segmented Spinal Correction System(TM) ("SSCS"), a low profile, thoracolumbar pedicle screw and rod system featuring a unique hinged screw that provides stabilization of the spine and allows for load sharing between the spine and the implant system.

     Through our acquisition of 90% of OST Developpement, SA ("OST") which was completed in January, 1999, we also process, market and distribute both bovine tissue products which are utilized as bone graft substitutes by surgeons, primarily in Europe, Asia and the Middle East and human allograft bone tissue grafts.

     We estimate that the total bone graft market in the U.S. for 1999 was $533 million as compared to approximately $487 million in 1998. This market includes allograft bone tissue procedures, synthetic graft substitutes and autograft bone tissue procedures (transplant tissue harvested from the patient). We estimate that the allograft bone tissue portion of the total bone graft market in the U.S. grew 16% in 1999, to approximately $248 million. The allograft bone tissue market is growing at a substantially faster rate than the general bone grafting market, as allograft bone tissue is increasingly becoming an accepted surgical alternative to autograft procedures. Autograft bone tissue often requires a second surgical procedure to harvest bone from the patient's own body and, therefore, exposes the patient to increased risk associated with blood loss, infection and chronic pain. Increased use of allograft bone tissue is expected to continue as physicians become increasingly educated about the benefits of allograft bone tissue and concerns over disease transmission are diminished. Moreover, allograft bone tissue is increasingly preferred for use in elderly patients, who often lack sufficient harvestable bone.

     Based upon our knowledge of the allograft bone tissue industry, we estimate that we process about 40% of the allograft bone tissue donors in the U.S. We believe that our strong market position is attributable to our proprietary product line, our clients' national donor recovery programs, our large national sales and marketing organization and the substantial investment we have made in processing technology to ensure stringent standards and high quality control which, combined with extensive donor screening and testing performed by our clients, has virtually eliminated the risk of transmission of infectious agents.

     Our clients pay us fees for our processing of the allograft bone tissue that they procure. In the Grafton(R) DBM Segment, fees are paid on a per unit basis for the Grafton(R) DBM products which we process. In the Base Tissue Segment fees are paid on a per donor basis, except in the case of the bio-d(TM) Threaded Cortical Bone Dowel, for which fees are paid on a per unit basis.

     In the United States we process allograft bone tissue pursuant to contracts with two large not-for-profit organizations, American Red Cross Tissue Services ("ARC") and Musculoskeletal Transplant Foundation ("MTF"). ARC and MTF are responsible for donor procurement and the distribution of the allograft bone tissue we process for them. Our contract with ARC expires in December, 2006 and our contract with MTF expires in March, 2002. We also process allograft bone tissue for several smaller tissue banks in Europe.

     We market our proprietary allograft bone tissue products such as Grafton(R) DBM and the bio-d(TM) Threaded Cortical Bone Dowel through independent agents and direct field sales personnel. The non-proprietary products we process in our Base Tissue Segment are marketed generally by our clients, primarily using direct field personnel. Our products are gaining wide acceptance among surgeons in a broad spectrum of orthopaedic procedures due to their flexibility, unique handling characteristics and ability to enhance bone growth.

     Revenues in our Grafton(R) DBM Segment increased 15 % to $45,136,000 in 1999 and revenues in our Base Tissue Segment increased 49 % to $25,751,000 in 1999. We expect that both our Grafton(R) DBM and Base Tissue Segments will continue to be important contributors to the growth of our consolidated revenues and profits in 2000, as processed allograft bone tissue forms continue to gain increased acceptance.

Strategy

     Overview

     We intend to expand our business as follows:

     o We intend to use our position as the leader in allograft bone tissue processing and marketing to become a leading orthopaedic/musculoskeletal company by bringing to market innovative and cost-effective products.

     o We will continue to educate the medical community and the general public concerning the benefits of allograft bone tissue.

     o We intend to use our strong research and development capabilities and expertise in musculoskeletal science to:

          * enhance the performance of our existing allograft bone tissue forms;

          * expand the safety claims of these tissue forms using proprietary processes; and

          * continue to introduce new tissue forms with enhanced performance profiles.

     o We intend to utilize our marketing and distribution network to enhance the market share of both our allograft and non-allograft product lines.

     Grafton(R) DBM Segment

     In the near term, we will continue to focus on marketing Grafton(R) DBM through our direct marketing organization, our national agent network and medical education programs. We will support these programs through prospective clinical and outcome studies to further validate the performance, utility and safety of Osteotech processed tissue. We will expand into new market segments, such as the dental market, and into new geographic markets, including several European countries. We also will continue to expand the Grafton(R) DBM product line by adding additional forms.

     We expect to continue expansion of sales of Grafton(R) DBM through:

     o increasing our sales force to allow for expanded market coverage and selling time with the surgeons;

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

     Base Tissue Segment

     We expect to achieve continued growth in the Base Tissue Segment through:

     o introduction of additional allograft bone tissue grafts with application in spinal and other surgical procedures;

     o introduction of new packaging and a new validated viral inactivation claim;

     o global expansion of base allograft bone tissue grafts and tissue processing business in selected countries, initially in Europe;

     o development of proprietary tissue processing technology through internal research;

     o development of new allograft bone tissue products with enhanced performance profiles; and

     o retention of additional bone tissue processing clients and sources of bone tissue.

     Other

     Biomaterials and Non-Allograft Bone Tissue Spinal Implant Products

     Our strategy in our biomaterials and non-allograft bone tissue spinal implant product business lines is to:

     o continue focusing our European non-allograft bone tissue operations to capture available opportunities for ceramic coating services and ceramic products;

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

     Spinal Strategy

     Our strategy consists of two primary components involving our Grafton(R) DBM and Base Tissue Segments and our non-allograft bone tissue spinal implant product line of business:

     o continue the U.S. market penetration of the SSCS(TM) System, and the Versalok(R) System; and

     o market our bio-d(TM) Threaded Cortical Bone Dowel and our non-allograft bone tissue spinal implant products together with our Grafton(R) DBM through our extensive sales agency network.

     Our intention is to educate surgeons to use Grafton(R) DBM, our bio-d(TM) Threaded Cortical Bone Dowel and our metal spinal stabilization systems, either alone or in conjunction with each other. Spinal implant products, both allograft and non-allograft, which we add to our product mix in the future will be included in this strategy.

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

     We process allograft bone tissue for our clients in both our Grafton(R) DBM and Base Tissue Segments. Once processed, the allograft bone tissue is returned to these clients for distribution to surgeons and medical institutions. The surgeons and medical institutions pay the fees established and charged by our clients. The surgeons and medical institutions in turn charge their patients for the various aspects of transplant surgery performed by them, including standard charges established by the surgeon or institution for each unit of processed allograft bone tissue used. The cost to the patient for the processed allograft bone tissue is generally reimbursable by medical insurance carriers as part of the overall cost of the procedure.

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

     We believe our processing methods, our clients' tissue recovery techniques and the multiple screening and testing procedures employed, virtually eliminate the risk of transmission of infectious agents by allograft bone tissue we process.

     In our Grafton(R) DBM Segment, we have a validated viral inactivation process for our demineralized bone tissue. Studies completed by an independent testing laboratory specializing in viral inactivation studies demonstrated that this proprietary demineralization process can virtually inactivate and eliminate viruses such as HIV, hepatitis B, hepatitis C, cytomeglia and polio. To our knowledge, we are the only processor of allograft tissue to have such a validated process.

     We expect to begin to implement additional proprietary processing technologies that, once fully implemented, will enable us to expand our viral inactivation claims to include the mineralized weight-bearing allograft bone tissue processed in our Base Tissue Segment.

     We believe that allograft bone tissue transplantation is one of the fastest growing areas of transplant medicine. We estimate that in 1999 there were approximately 520,000 grafting procedures in the U.S. for which allograft bone tissue could have been utilized, representing an estimated available allograft bone tissue market of approximately $533 million. We estimate that the allograft bone tissue portion of the total bone graft market in the U.S. increased 16% in 1999 to $248 million. Industry data indicates that the musculoskeletal surgical market is growing. We believe this will expand the potential market for allograft bone tissue in both our Grafton(R) DBM and our Base Tissue Segments, due to a number of factors, including:

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

     o an increasing number of musculoskeletal surgical procedures which require more bone tissue than can be obtained through autograft procedures;

     o an increase in the number of patients who do not possess the quality of bone tissue required for autograft procedures as a result of the general aging of the population; and

     o an increase in the availability of allograft bone tissue due to an increase in bone tissue donations and improved recovery and processing techniques.

     Allograft bone tissue is employed in surgical procedures because of its biologic and biomechanical properties. Bone from various locations in the body can be processed to yield either dense cortical bone, porous cancellous bone or units comprised of both cortical and cancellous bone. Cortical bone, the thick outer portion of bone, provides biomechanical strength which allows the bone to be weight-bearing, and therefore, is commonly used in surgery in the spine and in the extremities and in other procedures requiring strong transplant material. Cancellous bone, the spongy portion of bone tissue, is preferable for surgical procedures, or aspects thereof, in which rapid penetration of new bone into the pores of the transplant (a process known as osteoconduction) is desirable but where weight-bearing strength is not paramount. Therefore, cancellous bone is often used to fill smaller areas of bone loss and to augment more extensive reconstructive procedures including knee and hip replacements. Most procedures using allograft bone tissue, however, employ a combination of cortical and cancellous bone in a variety of forms, shapes and sizes.

Allograft Bone Tissue Processing

     Grafton(R) DBM Segment

     In addition to the proprietary procedures which are particular to the processing of Grafton(R) DBM, the technologies used in processing allograft bone tissue in the Base Tissue

Segment are also used in processing Grafton(R) DBM. The methods used to process Grafton(R) DBM have been validated as a viral inactivation process. This proprietary process can virtually inactivate and eliminate viruses such as HIV, hepatitis C, cytomeglia and polio. To our knowledge, we are the only processor of allograft tissue that has such a validated process.

     We have developed an advanced proprietary demineralization process for cortical bone which yields Grafton(R) DBM -- a form of allograft bone tissue which can be used to aid in the formation of new bone through the processes of osteoconduction and osteoinduction. Osteoconduction is the process of providing the matrix into which bone will grow and osteoinduction is the process by which bone is induced to grow. Cortical bone is believed to be the principal reservoir for various factors which are instrumental in osteoinduction. These biological properties of cortical bone, however, are inhibited by the bone's structure and various minerals, lipids and other substances comprising the bone. Our process removes these inhibiting factors.

     In our Grafton(R) DBM Segment we currently process four forms of Grafton(R)
DBM:

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

     o Grafton(R) DBM Flex -- a flexible "pressed fiber" form of demineralized bone processed by utilizing a pressed fiber technique, providing surgeons a pliable form of bone graft. It is available in square or strip forms, conforms to the body's natural anatomy and can be easily cut for precise adaptation to host bone; and

     o Grafton(R) DBM Crunch -- a ready to use mixture of demineralized bone fibers and demineralized cortical cubes which packs and locks into bone defects, providing structure and support to the graft site.

     We expect that wider distribution and deeper market penetration of Grafton(R) DBM utilizing our national network of independent agents in combination with our direct marketing force, will drive the further growth in the use of Grafton(R) DBM processed allograft bone tissue. Through December 31, 1999, Grafton(R) DBM forms had been utilized in over 300,000 procedures.

     Base Tissue Segment

     Unlike organs which require transplantation within hours of recovery, allograft bone tissue generally goes through a processing phase in which it is cleaned, cut into different sizes and forms for specific surgical procedures, preserved, packaged and labeled. We process our clients' tissue utilizing technology we have developed which yields a wide array of freeze-dried, frozen, demineralized bone and connective tissue products. Frozen tissues include whole bones and major sections thereof, bone segments, tendons and ligaments. Freeze-dried bone tissues include various wedges, strips, struts, dowels, cancellous cortical chips, blocks, strips and ribs.

     The suitability of an allograft bone tissue is partly dependent on the methods and conditions used in the processing of the tissue. Processing includes the removal of certain portions of the allograft bone tissue in a manner which enables the tissue to maintain as much of the native biological characteristics relating to the use of such tissue in bone grafting procedures as possible. To provide suitable allografts, we have developed techniques that minimize the use of chemicals and procedures that might render the allograft bone tissue less suitable for use as a graft. We process allograft bone tissue in a microbially-controlled environment, substantially cleaner than that of a typical hospital operating room, created through the use of advanced air filtration, water distillation and mineral control systems and other "clean room" techniques. We believe that our use of such clean room techniques, a controlled environment, in-line disinfection and other technologies preserve the properties of the tissues that make them suitable as grafts and address the medical community's and the general public's perceptions and concerns regarding the possible transmission of infectious disease and toxicity. Once processed using our current processing methods, freeze-dried bone tissues may be stored for up to three years and frozen bone tissues may be stored for up to five years before they must be used or discarded.

     In December, 1998 we began a region-by-region roll-out of our new bio-d(TM) Threaded Cortical Bone Dowel for spinal fusion. The bio-d(TM) Threaded Cortical Bone Dowel has been tested and shown to withstand loads comparable to those reported in the lumbar spine, and its inherent natural properties will permit incorporation and remodeling. Additionally, the hollowed center of this bone dowel can be packed with Grafton(R) DBM. Therefore, the dowel will provide structural support and with Grafton(R) DBM added, will also aid in the fusion process by inducing bone growth. During the year 2000, we expect to introduce two and possibly three additional allograft bone tissue products for spinal surgical procedures.

Expansion of Allograft Bone Tissue Business in Europe

     In January, 1999, we completed the acquisition of 90% of OST , which is located in Clermont-Ferrand, France. OST manufactures and markets bovine tissue products for use as bone grafts in orthopaedic and dental surgery. These products, marketed under the trade names of LUBBOC(R) and LADDEC(R), were developed to address the shortage of safe and effective human allograft bone grafts in France and other countries outside the United States. In the future, as a complement to our human allograft tissue products, OST will continue to market these products in certain markets.

     We are expanding operations and staff at OST as we begin to use it as a base for developing our human allograft tissue graft and tissue processing business in Europe. OST has adapted its proprietary LUBBOC(R) and LADDEC(R) processing technology to develop the OsteoPure(TM) process for the processing of human femoral heads recovered during hip replacement surgery. OST has concluded an agreement with OsteoBanque D'Auvergne and is in the process of concluding similar agreements with other European tissue banks for the provision of tissue for the OsteoPure(TM) Process. Additionally, we are expanding the range of human allograft bone tissue grafts available to orthopaedic and other surgeons in various countries in Europe by supplying Grafton(R) DBM and other allograft bone tissue grafts processed in the US.

     In conjunction with OsteoBanque D'Auvergne and other European tissue banks, we plan to help establish a cadaveric tissue recovery network in medical centers throughout France and other European countries in order to meet the growing demands by European surgeons for safe human allograft bone tissue forms. France will continue to be the prime base of operation in our efforts to expand the distribution of our human allograft bone tissue grafts throughout Europe on a country-by-country basis. Facilities and staff will be added to our current operations, as required, to support this expansion.

     We believe the advantages of locating our European operations in France are significant. The French market is one of the larger and more sophisticated European markets for bone grafts. Also, French laws and regulations governing tissue banking are well defined and the most advanced of all the major European countries. Although tissue banking operations in France are generally restricted to non-profit public health organizations approved by the government, French regulations also provide for governmental approval of for-profit organizations as tissue banks if these organizations are able to provide haute technicite (high technology) unavailable in the non-profit sector. We believe that our tissue processing technology meets this requirement and that we will be able to operate independently as an approved tissue bank in addition to providing contract processing, marketing and management services to non-profit tissue banks.

Other

     Ceramic and Titanium Plasma Spray Coating Services and Products

     We are providing ceramic hydroxyapatite ("HA") and titanium plasma spray coating services to orthopaedic and dental implant companies in Europe. The primary advantage of coating orthopaedic and dental prosthetic devices is that it enables bone to grow onto the implanted device. This enhances the stability of the device, which, in turn, lowers the amount of bone loss and reduces pain caused by micro motion. We manufacture the HA powder which we use in our plasma spray coating operations from raw materials which are readily available from several sources. We also supply HA powder to various companies for use in their in-house plasma spray coating operations. Additionally, we produce HA products which are used to replace middle ear bones and for use as grafting material to provide a matrix into which bone will grow as part of the process of the repair of bone defects.

     Non-Allograft Bone Tissue Spinal Implants and Instruments

     The human spine is subjected to various loading conditions including tension, compression, torsion, bending and combinations of all four. When the spine has been injured by tumors, fractures, degenerative conditions or deformities, stabilizing instrumentation is required to maintain surgical correction of the condition during the healing and fusion process. We offer several metal spinal implant systems to achieve these results.

     The Versalok(R) System, which is marketed by our national network of direct and independent agency representatives -- in combination with our allograft and other non-allograft spinal products-- is a lumbo-sacral spine fixation system with an innovative polyaxial screw. The Versalok(R) System is designed in a manner to allow the sharing of the forces to which the spine are subjected with the system, which in turn is thought to provide improved results in spinal fusion procedures.

     We also market the SSCS(TM) System, a low profile, thoracolumbar pedicle screw and rod system, featuring a proprietary hinged screw design that allows for load sharing. We sell this product under an exclusive distribution agreement with Heinrich C. Ulrich, K.G. ("Ulrich") of Ulm, Germany, the manufacturer of the product. Ulrich also sells the product in Germany, the U.K., and South Africa.

     We expect to continue to expand our metal spinal implant product line so that we are able to offer the surgeons implant systems capable of solving a variety of spinal problems.

Quality Assurance

     We have stringent quality assurance programs in place covering all of our lines of business, including our Grafton(R) DBM and Base Tissue Segments, our HA-titanium plasma spray coating services, and our non-allograft bone tissue spinal implants and instruments. Our facilities in Clermont-Ferrand, France and Leiden, The Netherlands have received International Standardization Organization ("ISO") certification for their quality systems.

     In both the Grafton(R) DBM and Base Tissue Segments, our allograft bone tissue quality assurance program commences with the recovery of allograft bone tissue which is procured under strict aseptic conditions. The tissue is recovered primarily in hospitals and, to a lesser extent, coroners' facilities which have been prepared for recovery. Recovered allograft bone tissue is also required to be sterilely wrapped and shipped in special containers. Upon receipt of this tissue, a quarantine period is imposed to permit serologic and microbiologic testing prior to release of allograft bone tissue for processing. Upon satisfactory completion of all testing, the allograft bone tissue is processed in a microbially-controlled environment. Under constant monitoring, the allograft bone tissue is cleaned, soaked in antibiotics and then cut and shaped in accordance with client specifications. Before being released to our clients, all processed bone tissue is inspected and again tested for microbiological contaminants by our quality assurance team.

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

     In addition to the proprietary demineralization process used in our Grafton(R) DBM segment, we expect to begin to implement additional processing technologies that once fully implemented will enable us to expand our viral inactivation claims to include virtually all of the allograft bone tissue we process in our Base Tissue Segment. These proprietary, tissue-specific technologies are expected to further enhance graft safety while maintaining the tissue's biologic and physical properties.

     To our knowledge, none of the approximately 2 million transplanted grafts we have processed in our Grafton(R) DBM and Base Tissue Segments have resulted in a confirmed transmission of infectious diseases. This record is due to the rigorous donor screening and tissue recovery techniques used by our clients, extensive donor testing, as well as our demanding quality assurance and processing protocols.

Clients

     We are the exclusive processor of allograft bone tissue for two large United States clients. In the Base Tissue Segment, with the exception of the bio-d(TM) Threaded Cortical Bone Dowel for which we are paid on a per unit basis, we are paid fees on a per donor basis for processing, finishing and packaging our clients' mineralized, weight-bearing allograft bone tissue. In the Grafton(R) DBM Segment our clients pay us fees on a per unit basis. During 1999 MTF and ARC accounted for approximately 56% and 38%, respectively, of our consolidated revenues. We receive revenues in both our Grafton(R) DBM and Base Tissue Segments from each of these clients. We have processing agreements with MTF and ARC which run through March 31, 2002 and December 31, 2006, respectively.

     We rely on our clients to obtain the donor allograft bone tissue which we process and to distribute the processed allograft bone tissue to hospitals and physicians for transplantation. We perform marketing services which generate demand for our products. See "Education and Marketing."

     In the fourth quarter of 1999, we commenced using the OsteoPure(TM) System for processing allograft bone tissue grafts for French tissue bank clients. We expect to increase our clients for OsteoPure(TM) Processed Tissue in 2000. In the fourth quarter, we also concluded a contract with BioImplant Services of The Netherlands for expanded distribution of Grafton(R) DBM in Europe.

     Our plasma spray coating customers and non-allograft bone tissue spinal implant product customers generally purchase our services and products pursuant to purchase orders or non-exclusive supply agreements which are cancelable at any time by either party.

Education and Marketing

     We believe the markets for processed allograft bone tissue will continue to be orthopaedic, neurological, plastic and oral/maxillofacial surgical specialties. Our future growth in these areas will depend upon a wider acceptance by these specialties of the use of allograft bone tissue as an alternative to autograft bone tissue and other available materials and treatments.

     As of December 31, 1999, we employed 21 persons engaged directly in efforts to educate surgeons as to the benefits and applications of processed allograft bone tissue and five employees engaged in training our independent sales agents. We complement our direct sales organization with a national network of independent sales agents who market Grafton(R) DBM, our bio-d(TM) Threaded Cortical Bone Dowel and our non-allograft bone tissue spinal implant products. These agents also educate the medical community about processed allograft bone tissue. At December 31, 1999, we had appointed 58 agencies which employ over 260 sales representatives.

     Currently, a small group of marketing and sales employees located in Clermont-Ferrand, France markets and sells our LUBBOC(R) and LADDEC(R) bovine bone grafts to orthopaedic surgeons and dentists. This staff is being retrained to market our OsteoPure(TM) human femoral head and cancellous bone grafts, Grafton(R) DBM and other human allograft tissue products in connection with a network of agents and distributors we have retained.

     A small in-house marketing staff located at our Leiden facility markets its plasma spray coating services. These marketing activities consist primarily of attendance at trade shows, placement of advertisements in trade journals and direct mailings to orthopaedic and dental implant companies. We market our HA powders and ceramic products directly and through independent contract representatives in Europe.

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

     The FDA currently regulates human tissue-based products such as the allograft bone tissue that we process, including Grafton(R) DBM, under certain provisions (Section 361) of the Public

Health Services Act. Such products are not regulated as drugs, medical devices or blood products, but as "human tissue for transplantation." FDA regulations do not require a premarket clearance for such products, though these products are subject to regulations concerning tissue donor screening and testing, processing and record keeping, and other controls. Tissue-based and cellular products that are not classified as human tissue intended for transplantation will be regulated under different regulations as either drugs, devices or biologics.

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

     The FDA has proposed a more comprehensive regulatory framework that will, if adopted, build upon and supersede the existing regulations for human tissue-based products. Implementation of this proposed regulatory approach would lead to new regulations for the allograft bone tissue we process. One set of new regulations has been proposed by publication in the Federal Register and additional proposed regulations are expected to be published in the Federal Register in the future.

     The bio-d(TM) Threaded Cortical Bone Dowel and other bone tissue bioimplants are currently regulated as human tissue for transplantation. The FDA had proposed that these allograft bone tissues be regulated as medical devices, but, to date, has not taken any action to regulate these as medical devices. If these implants are regulated by the FDA as a medical device in the future, we may be required to halt or to limit the marketing of these products until we conduct clinical trials to support an application to receive marketing clearance from the FDA.

     Allograft bone tissue and processing operations are regulated in most major countries, though with different regulations and standards in each country. We believe that we and our subsidiaries do comply, and will be able to in the future, comply with the national regulations of the various countries in which we currently operate or plan to operate.

     The non-allograft metal spinal implant products that we distribute in the U.S., are regulated as medical devices under the Federal Food, Drug and Cosmetic Act. Both the Versalok(R) System and the SSCS are being marketed in the United States pursuant to 510K marketing approvals issued by the FDA.


     ISO certification for production facilities were made mandatory in 1998 for companies that market or distribute products within the European Union. Our facility located in Clermont-Ferrand, France has received ISO 9001 certification for the quality systems used in the manufacture of bovine tissue products. The LUBBOC(R) and LADDEC(R) Bovine Grafts produced and marketed by OST are regulated as medical devices in Europe and most other international markets in which these products are marketed.

     Our European HA plasma spray coating services meet existing regulatory requirements in the specific countries where they are marketed. Our facility in Leiden, The Netherlands has received ISO 9001 certification for its quality systems used in the development and manufacture of ceramic products and ceramic and titanium spray coatings. The certification was awarded by Tuv Product Service, GmbH of Munich, Germany, a leading Notified Body in medical devices. Notified Bodies are independent organizations authorized by the European Union member countries to administer the ISO certification process. Upon certification, a company may then affix a CE Mark to its device products, thus allowing for the sale of the products throughout the European Union.

     Ceramic products produced by us in The Netherlands are currently distributed only in Europe. These products meet existing regulatory requirements in the specific countries where they are produced and marketed. We do not currently intend to market these products in the U.S.; however, if it does decide to do so, these products would require premarket clearance by FDA as medical devices.

     HA powder produced and sold in bulk by us in the U.S. and Europe is considered to be a component product and, as such, is not currently subject to regulation by the FDA and similar agencies in Europe.

Research and Development

     During 1999, 1998 and 1997, we spent approximately $5,506,000, $4,610,000 and $3,728,000, respectively, on research and development activities. The majority of these expenditures were made in our Grafton(R) DBM and Base Tissue Segments. We are engaged in continuing research and development efforts in the allograft bone tissue processing field which include our continuing efforts to improve upon and maintain the safety and performance of the processed allograft bone tissue, increase the amount of transplantable allograft bone tissue derived from each donor, reduce processing costs through efficiency advances and develop new forms of allograft bone tissue.

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

     We estimate that total domestic allograft bone tissue sales increased 16% in 1999 to $248 million, comprising approximately 46% of the U.S. bone graft market.

                             U.S. Bone Graft Market
                                      1999

Specialty                     Graft Procedures(1)       Allograft Market Size(1)
---------                     ----------------          ---------------------
Spinal Fusions                     243,000
General Orthopaedics               195,000
Craniomaxillofacial                 82,000
                                   -------
Total                              520,000
Average Selling Price(2)           $ 1,025
Market Size (000)                 $533,000                $248,000 (46.5%)

----------
     (1)  Source: Datamonitor, "US Bone Substitutes"
     (2)  Source: Osteotech estimate

     The number of bone graft procedures is forecast to increase during the next five years due to an expected increase in the number of reconstructive orthopaedic surgical procedures utilizing bone grafts, particularly in spinal procedures using pedicle screw implants and spinal cages.

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

     o development of less invasive reconstructive orthopaedic surgical procedures that will be used in a wider patient population; and

     o the increasing number of revision, spinal fusion and joint arthroplasty procedures resulting from a more active and longer living U.S. population.

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

     o an increase in the number of patients who do not possess the quality of bone tissue required for autograft procedures as a result of the general aging of the population; and

     o an increase in the availability of allograft bone tissue due to an increase in bone tissue donations and to improved recovery and processing techniques.

     Competitive Overview

     In both our Grafton(R) DBM and Base Tissue Segments we compete in the bone graft market with autograft bone tissue, synthetic bone void fillers and allograft bone tissue processed by others. Autograft bone tissue has traditionally been the primary choice for surgeons and we believe it still maintains an approximate 50% share of the U.S. bone graft market. Due to factors such as the increased cost and potential complications associated with an additional procedure needed to acquire autograft bone tissue, more surgeons are beginning to choose allograft bone tissue over autograft bone tissue for their bone grafting needs.

     Grafton(R) DBM Segment

     We have been successful in persuading many surgeons to switch to Osteotech processed allograft bone tissue through the introduction of our proprietary tissue processing technology. We have expanded the applications of allograft bone tissue through Grafton(R) DBM, a proprietary form of allograft bone tissue. The demineralization process used in Grafton(R) DBM removes most of the minerals, thus exposing the proteins that promote bone growth (osteoinduction) and creating a lattice work for new bone (osteoconduction). Grafton(R) DBM has a validated viral inactivation process for HIV, hepatitis B and C, cytomeglia and polio. Grafton(R) DBM is produced in four forms - gel, flex, putty, and crunch, packaged in sterile, single patient delivery systems. We introduced Grafton(R) DBM Crunch, a mixture of demineralized bone fibers and demineralized cortical cubes, into the market in December, 1999. With the varying textural and handling characteristics of its four forms, Grafton(R) DBM can be used in virtually all non-weight-bearing bone graft procedures and has been used in over 300,000 procedures through December 31, 1999.

     Given its osteoinductive and osteoconductive properties, Grafton(R)DBM has a distinct advantage over synthetic bone void fillers, all of which are exclusively osteoconductive.

                                  Grafton(R) DBM vs. Competitive Synthetic Products

                         Mechanism(s) of                                     Published        Available
                         Bone Healing           Applications                Safety Data       Forms
                         ------------           ------------                -----------       -----

Grafton(R)               Osteoinduction &       All                             Yes           Gel
DBM                      Osteoconduction        non-weight-bearing                            Flex
                                                bone graft procedures                         Putty
                                                                                              Crunch

ProOsteon                Osteoconduction        Acute metaphysical              Yes           Blocks
(Interpore)                                     fracture defects                              Granules
                                                less than or equal
                                                to 30 cc with
                                                internal fixation

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

              GRAFTON(R) DBM VERSUS COMPETITIVE ALLOGRAFT PRODUCTS

                                        Validated
                                          Viral
  Product/         Mechanisms(s) of    Inactivation        Available         Size of Sales
  Company            Bone Healing        Process       Ingredients/Forms        Force(1)
  -------            ------------      ------------    -----------------        -----
Grafton(R)DBM         Osteoinduction &     Yes           DBM/Glycerol            260
(Osteotech)           Osteoconduction                        o  Gel
                                                             o  Flex
                                                             o  Putty
                                                             o  Crunch

Dyna Graft            Osteoconduction(3)   No           DBM/Collagen            225
(Gen Sci/                                                    o  Matrix
DePuy)(2)                                               DBM/Pluronic F-127
                                                             o  Gel
                                                             o  Putty

Osteofil              Osteoconduction      No           DBM/Porcein Gel         230
(Reg. Tech/           & Partially                            o  Paste
Sofamor Danek)        Osteoinductive

(1)  Source: Based upon Osteotech's Survey of Competition

(2) As a result of a patent law suit settlement with Osteotech, DePuy will cease to market DynaGraft no later than February, 2001.

(3) GenSci claims that its DynaGraft products are osteoinductive; however studies conducted by an independent laboratory concluded that the DynaGraft products are not osteoinductive.

     Although it already occupies a leading position in the U.S. market for non-weight-bearing grafting materials, in recent years, our Grafton(R) DBM products have faced increasing competitive pressures as more companies have developed, or have announced they are developing, products with characteristics similar to Grafton(R) DBM. We expect that this competition will continue to increase in the future. Many of these competitors have research and development, marketing and other resources that are significantly greater than ours. They also offer a full line of metal implants and other products used in spinal surgeries. This could give them a competitive advantage over us since they can offer surgeons a more complete line of products than we currently can.

     Notwithstanding the increasing competition, Grafton(R) DBM has significant opportunities for growth. Currently, Grafton(R) DBM sales are almost exclusively domestic. We estimate that Grafton(R) DBM was used in only 16% of the total bone graft procedures performed in the U.S. during 1999. We estimate the potential non-domestic bone graft market to be at least as large as that of the U.S. market. The European market, in particular, provides us with an opportunity in an area where we already have a sales presence.

                         Grafton(R) DBM U.S. Procedure Penetration

                                          1999
                         --------------------------------------
                                      Grafton(R) DBM
                         --------------------------------------
                              Potential(1)         Actual(2)           Percent
Specialty                     ---------            ------            Penetration
---------                                                            -----------
Spinal Fusions                 243,000             48,104               19.8%
General Orthopaedics           195,000             25,998               13.3%
Craniomaxillofacial             82,000              7,089                8.6%
                               -------             ------               -----
Total                          520,000             81,192               15.6%

     (1) Source: Osteotech Estimates Based on Orthopaedic News Network, Medical Data International and MarketLine Data
     (2)  Source: Osteotech Estimate

     Base Tissue Segment

     Allograft bone tissue is still the only alternative to autograft bone tissue for bone grafting procedures which require weight-bearing tissue. Our primary competition in this segment is surgeons who use autograft bone tissue instead of allograft bone tissue. We plan to continue to differentiate our Base Tissue Segment operations from those of other allograft bone tissue processors by expanding our viral inactivation claim to include our mineralized weight-bearing bone tissue. We will also introduce our Allogard(R) Packaging plastic tray for most of the allograft bone tissue processed in our Base Tissue Segment. This packaging will be easier for operating room nurses to work with. In addition, this will allow us to differentiate our "Osteotech processed bone" from most competitive allograft processed bone which is usually packaged in glass bottles.

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

     o expand our market differentiation through tissue performance improvements, including line extensions of existing base allograft bone tissue products and new product introductions; and

     o increase education of surgeons regarding the use of allograft bone tissue through expanded grand rounds, seminars and workshops.

     The various national markets in Europe for bone grafts are currently dominated by the use of autograft and synthetic bone graft substitutes. Autograft remains the bone graft of choice due to surgeons' attitudes and concerns about bone graft safety and performance. There is also a significant number of surgeons who have not yet become aware of the safety and performance advantages of processed allografts and who continue to use unprocessed allografts. Our OsteoPure(TM) Process, Grafton(R) DBM and base allograft bone tissue are designed to address these needs. However, other firms have developed or are developing allograft bone tissue grafts and allograft bone tissue-based products to also address these needs. Tissue Bank of France, a unit of Groupe Lepine of France and Tutogen, Inc. of Germany offer allograft bone tissue grafts which directly compete with the OsteoPure(TM) Base Allograft Bone tissue grafts in certain European countries. Also, several US tissue bank organizations have formed strategic alliances with orthopaedic device firms to market allograft bone tissue grafts and are expected to enter certain European markets in 2000 and 2001.

     Other

     Our ceramic and titanium plasma spray coating and HA product operations face competition in Europe from divisions and subsidiaries of several large corporations engaged in providing such services and products to others and from several smaller independent companies. In addition, we also face competition from medical implant companies which have in-house plasma spray coating operations. We compete primarily on the quality of our coatings and price. We believe that the spraying technology we use, which is computer controlled and utilizes robotics, enables us to provide high quality coatings at competitive prices. It should be noted, however, that the ceramic and titanium coating industry is highly competitive.

Environmental Matters

     Our allograft bone tissue processing generates waste which is classified as medical hazardous waste by the United States Environmental Protection Agency and the New Jersey Department of Environmental Protection. We segregate this waste and dispose of it through a licensed hazardous waste transporter in compliance with applicable regulations. The production of HA powder at our facility in The Netherlands generates small amounts of hazardous waste, which we segregate and dispose of through a licensed hazardous waste transporter. Although we believe we are in compliance with applicable environmental regulations, if we fail to fully comply with any such regulations could result in the imposition of penalties, fines and/or sanctions which could have a material adverse effect on our business.

Patents and Proprietary Rights

     We consider our processing technology and procedures proprietary and rely primarily on trade secrets to protect our technology and innovations. Significant research and development activities have been conducted on our behalf by consultants employed by third parties or in conjunction with unaffiliated medical institutions. Accordingly, disputes could arise in the future concerning the proprietary rights to information applied to our projects which have been independently developed by the consultants or researchers at the medical institutions.

     At February 29, 2000, we held (i) 39 United States patents and eight foreign patents relating to our aseptic processing technology and our transplant support products, including 11 United States Grafton(R) DBM patents and three foreign Grafton(R) DBM patents, (ii) six United States and six foreign patents relating to our biomaterials technology, (iii) 14 United States and seven foreign patent applications relating to aspects of our processing technology and our osteogenic and other products under development, (iv) one United States patent related to instrumentation and (v) 12 United States patent applications and 10 foreign patent applications relating to our biomaterials technology. We believe that our Grafton(R) DBM patents are significant in maintaining our competitive position. These patents expire on various dates ranging from 2009 to 2019. Our other patents expire at various dates ranging from 2007 to 2019.

     There can be no assurance that any pending patent applications will result in issued patents or that any currently issued patents, or patents which may be issued, will provide us with sufficient protection in the case of an infringement of our technology or that others will not independently develop technology comparable or superior to ours. We are currently involved in three patent-related lawsuits. See Item 3. "Legal Proceedings."

Product Liability and Insurance

     The testing and use of allograft bone tissue and the implantation of medical devices coated with our HA powder, medical devices developed with our biomaterials technology and medical devices manufactured by others and distributed by us entail inherent risks of medical complications for patients, and therefore may result in product liability claims against us. Further, our agreements with our bone tissue processing clients provide them with indemnification by us for liabilities arising out of defects in allograft bone tissue caused as a result of processing performed by us.

     As a distributor of implants and instruments for spinal surgery, including bone screws, manufactured by Ulrich, we have been named as a defendant in lawsuits in which plaintiffs claim that they have suffered damages from the implantation of allegedly defective spinal fixation devices. Pursuant to its distribution agreement with us, Ulrich has agreed to indemnify us for all costs and damages we incur in connection with our distribution of products manufactured by Ulrich, except such costs and damages which are caused by our gross negligence or willful misconduct or unauthorized claims made by us in marketing the products. Ulrich maintains its own product liability insurance coverage. To date, Ulrich has made indemnity payments to us for a portion of the costs incurred by us in defending the lawsuits involving the Ulrich products we have distributed. We cannot assure you that we will in fact be indemnified by Ulrich for all such costs. See Item 3. "Legal Proceedings" and Note 11 of "Notes to Consolidated Financial Statements."

     We presently maintain product liability insurance in the amount of $102 million per occurrence and per year in the aggregate. We cannot assure you that we will be able to maintain such insurance in the future or that such insurance will be sufficient to cover the amount of claims asserted against us on all types of liabilities.

Employees

     At December 31, 1999, we had 349 employees, of whom 214 were engaged in allograft bone tissue processing, ceramic plasma spray coating and the manufacture of products; 32 were engaged in research and development; 52 were engaged in education and marketing; and 51 were engaged in regulatory, finance and administration. Our employees are not covered by any collective bargaining agreement. We consider relations with our employees to be good.

Item 2.  Properties

     Our principal executive offices are located in approximately 38,000 square feet in Eatontown, New Jersey, which is occupied pursuant to a lease which expires in December, 2004 and provides for a base annual rental of approximately $264,000. This facility is occupied by our corporate, financial, administration, marketing, research and development, regulatory and clinical affairs staff.

     Our processing facility is located in approximately 45,000 square feet of space in Shrewsbury, New Jersey, which is occupied pursuant to a lease which expires in October 2008 and provides for a base annual rental of approximately $367,000 through October 2003 and $410,000 for the remaining term of the lease. The lease is renewable at our option for an additional five year term. Both the Grafton(R) DBM and Base Tissue Segments utilize this facility.

     Our European subsidiary which is engaged in the biomaterial business line occupies a 21,000 square foot facility in Leiden, The Netherlands. The lease for this facility expires in May, 2008 and the annual rent is dfl 626,000 (approximately $287,000 at the December 31, 1999 exchange rate). We are subleasing 5,300 square feet of this facility to an unrelated third party at an annual rent of dfl 212,000 (approximately $97,000 at the December 31, 1999 exchange rate). The sublease agreement expires in March, 2004.

     Our subsidiary in France, OST Developpement SA, which is engaged in the production, processing and distribution of bovine bone graft substitute products and of human allograft tissue products, occupies an 11,000 square foot facility in Clermont-Ferrand, France. The lease for this facility expires in June, 2002 and has an annual rent of FRF 556,000 (approximately $85,000 at the December 31, 1999 exchange rate). We have the option to acquire the building and related land for the fair market value of the property at the time of purchase as determined by an independent appraisal.

     In 1997, we purchased approximately 13 acres of land surrounding our Eatontown, New Jersey facility. We plan to utilize this land for future expansion to meet our anticipated facilities requirements. In connection with the first stage of this expansion, we have engaged a developer to build an additional 65,000 square foot processing facility to our specifications. We expect to occupy this facility in the second half of 2000. We are financing the construction of this facility with a $4.5 million loan from our bank which will be secured by a mortgage on the real property, building and fixtures, a $17 million equipment line of credit from our bank which will be secured by the equipment purchased with the proceeds from this loan facility and through our current cash reserves.

Item 3.  Legal Proceedings

GenSci Regeneration Laboratories, Inc. v. Osteotech, Inc.; Osteotech, Inc. v. GenSci Regeneration Sciences, Inc., 10111-MRP (Eex) (C.D. Cal.)

     In January, 1998, we filed a patent infringement action against GenSci Regeneration Laboratories, Inc. ("GenSci Labs") and GenSci Regeneration Sciences, Inc. ("GenSci Sciences") alleging that the GenSci parties violated claims of one of the patents involving our Grafton(R) Demineralized Bone Matrix
(DBM) process. Approximately two weeks after our filing, GenSci Labs filed a suit against us alleging that our Grafton(R) DBM Flex product infringes two patents assigned to GenSci Labs and that we engaged in tortious interference with a business expectancy, negligent interference with a prospective economic advantage and inducing breach of contract. The GenSci parties have also sought a declaratory judgment of the invalidity of our patents U.S. Patent Nos. 5,284,655 and 5,290,558 covering Grafton(R) DBM. In February, 1998, GenSci Labs amended its complaint alleging essentially the same causes of action but adding a third patent to the allegation of patent infringement. In August, 1998, the actions were consolidated into one case before the United States District Court for the Central District of California.

     In September, 1998, GenSci Labs served an amended complaint, which asserted, in addition to the previously asserted claims, claims of false advertising under Federal law. In September, 1998, we served our answer to this amended complaint, asserted counterclaims against GenSci Labs and served a third-party complaint against GenSci Sciences, and DePuy

AcroMed, Inc.("DePuy"). Our counterclaims and third party complaint accused the GenSci parties of infringing a second patent of ours, in addition to the patent referred to above, and accused the DePuy and GenSci parties of acting jointly and severally in infringing on the claims of both patents.

     In May, 1999, GenSci Labs amended its complaint to allege that in addition to our Grafton(R) DBM Flex product, our Grafton(R) DBM Gel and Putty products infringe GenSci Lab's patents at issue. GenSci Labs also amended its complaint to modify its false advertising claim, alleging that in addition to Osteotech, individuals acting on our behalf engaged in false advertising. We filed and served our answer and counterclaims to the amended complaint in May, 1999. In this action, GenSci Labs is seeking injunctive relief and monetary damages in an amount not yet specified.

     In November, 1999, we settled all claims which we had filed against DePuy. As part of the settlement, DePuy has agreed to stop selling the GenSci products accused of infringing our patents, no later than February 4, 2001 and to pay us $3,000,000. A payment of $2,000,000 was received in the fourth quarter of 1999 and payments of $250,000 each will be made at the end of each quarter in 2000 unless DePuy discontinues selling the GenSci products during the year, at which time DePuy would not be obligated for payments beyond the quarter in which it stopped selling the GenSci products.

     Discovery on all of the claims asserted in this litigation is ongoing. We believe that the claims made against us by the GenSci parties are without merit and will continue to vigorously defend any claims against us, prosecute the claims we have asserted in this action, and vigorously and affirmatively protect our products and intellectual property to the fullest extent possible under the law.

     GenSci has announced publicly that it intends to withdraw its claims that our Grafton(R) DBM Products infringe the patents asserted by GenSci in this litigation

GenSci Orthobiologics, Inc. v. Osteotech, Inc., Civil Action No. 02313-LGB (C.D. Cal.)

     On March 6, 2000, GenSci Orthobiologics, Inc. ("GenSci") filed a complaint in the United States District Court for the Central District of California against us, alleging unlawful monopolization and attempts to monopolize the market for demineralized bone matrix and for entering agreements in restraint of trade, in violation of sections 1 and 2 of the Sherman Antitrust Act and Section 3 of the Clayton Act; and for unlawful and unfair business practices in violation of section 17200 of the California Unfair Competition Law. GenSci has alleged that we have monopoly power in the market for demineralized bone matrix products in the United States, and have engaged in anticompetitive conduct by improperly asserting our patents through patent infringement actions, seeking to have the Food and Drug Administration remove certain of GenSci's products from the market, restricting competitors' access to raw materials, interfering with GenSci's arrangements to manufacture demineralized bone matrix implants, interfering with GenSci's marketing and distribution arrangements, and disparaging GenSci's products. GenSci seeks compensatory, incidental, consequential, and punitive damages in an unspecified amount, and injunctive relief to stop us from restricting the tissue banks for which we process tissue from (a) supplying processed demineralized bone matrix to our competitors and (b) distributing the demineralized bone matrix implant products of our competitors. Many of these allegations were previously asserted by GenSci in its ongoing patent litigation with us in the Central District of California federal court.

     We believe the claims made against us in this lawsuit are without merit and we intend to vigorously defend against these claims.

University of Florida Tissue Bank, Inc. v. Osteotech, Inc., Case No. 1:99cv33 MMP (N.D. Fla.)

     In February, 1999, a complaint was filed against us in the United States District Court for the Northern District of Florida. This action, which has been brought by plaintiffs, University of Florida Tissue Bank, Inc., Regeneration Technologies, Inc., Sofamor Danek Group, Inc., and Sofamor Danek L.P. alleges that our bio-d(TM) Threaded Cortical Bone Dowel and Endodowel infringe on the claims of U.S. Patent No. 5,814,084, entitled "Diaphysical Cortical Dowel." In April, 1999, plaintiffs filed an amended complaint adding a claim for patent infringement against us with respect to US Patent No. 5,814,084, entitled "Bone Grafting Units", which is owned by plaintiff University of Florida Tissue Bank, Inc. The plaintiffs in this action have sought injunctive relief and monetary damages in an amount not yet specified. In May, 1999, we filed our answer and counterclaim seeking declaratory judgment that the patents in question in this action are invalid and otherwise not infringed by us. In May, 1999, plaintiffs filed their reply to our counterclaims.

     Discovery on all of the claims asserted in this litigation is ongoing. We believe that the claims made against us in this action are without merit and we will continue to vigorously defend against such claims.

Medtronic Sofamor Danek, Inc., Sofamor Danek L.P. and Sofamor Holdings, Inc. v. Osteotech, Inc., Case No. 99-2656 (W.D. Tenn.)

     In July, 1999, Medtronic Sofamor Danek Inc., Sofamor Danek L.P. and Sofamor Danek Holdings, Inc. ("Danek") sued us in the United States District Court for the Western District of Tennessee alleging that instruments, instrument sets and cortical bone dowel products, including but not limited to the bio-d(TM) Threaded Cortical Bone Dowel and Endodowel, manufactured, sold and/or otherwise distributed by us infringe on certain claims of U.S. Patent Nos. 5,741,253, entitled "Method for Inserting Spinal Implants", and 5,484,437, entitled "Apparatus and Method of Inserting Spinal Implants", which are owned by Danek. The plaintiffs in this action have sought injunctive relief and monetary damages in an amount not yet specified. In September, 1999, we filed our answer and counterclaim seeking a declaratory judgement that the patents in question in this action are invalid and otherwise not infringed by us. Plaintiffs filed their reply to the counterclaims in October, 1999.

     Discovery on all of the claims asserted in this litigation is ongoing. We believe that the claims made against us in this action are without merit and we will continue to vigorously defend against such claims.

"O" Company, Inc. v. Osteotech, Inc., Case No. Civ. 98-981 BB/LFG (D.N.M.)

     In July, 1998, a complaint was filed against us in the Second Judicial District Court, Bernallilo County, New Mexico, which alleges negligence, strict liability, breach of warranty, negligent misrepresentation, fraud, and violation of the New Mexico Unfair Trade Practices Act arising from allegedly defective dental implant coating and coating services provided to plaintiffs by a subsidiary of ours, Cam Implants BV. Plaintiffs have demanded unspecified monetary damages. In August, 1998, we removed this action to the United States District Court for the District of New Mexico and filed and served our answer, denying any and all liability in this action, and moved to dismiss five of the seven claims alleged against us. In March, 1999, the court dismissed with prejudice the plaintiff's negligence and strict liability claims. Remaining are claims for breach of warranty, negligent misrepresentation, fraud, and violation of the New Mexico Unfair Trade Practices Act. As to those claims, we have moved for summary judgement on the basis that all of the remaining claims are barred by their applicable statutes of limitations. At plaintiffs' request, the court permitted limited discovery on the matters related to the statute of limitations issue, which is ongoing.

     We believe that the claims made against us in this action are without merit and we will continue to vigorously defend against such claims.

Orthopaedic Bone Screw Products Liability Litigation

     We remain a defendant in one previously reported state court products liability action involving orthopaedic bone screws: Ponder v. Synthes, Case No. 960602729 (Ct. of Common Pleas, Philadelphia County, Pa.). With respect to us and numerous other defendants, the case remains stayed.

     We believe that the claims made against us in this action are without merit and we will continue to vigorously defend against such claims.

Medtronic Sofamor Danek, Inc. v. Arthur Alfaro, Case No. 99-0867-1 (Chancery Ct. of Tenn., Memphis)

     In September, 1999, Medtronic Sofamor Danek, Inc. ("Medtronic"), sued Arthur A. Alfaro, a former Division President of Medtronic and currently our President and Chief Operating Officer, in the Chancery Court of Tennessee for the Thirtieth Judicial District at Memphis, seeking to enjoin Mr. Alfaro from using or disclosing to any third party, including us, alleged confidential information or trade secrets of Medtronic and from working for us for a period of twelve months. In September, 1999, the Court issued a temporary restraining order prohibiting Mr. Alfaro from issuing or divulging any confidential information or trade secrets of Medtronic to any third party. In October, 1999, Mr. Alfaro filed and served his answer, denying any and all liability. In November, 1999, Mr. Alfaro and Medtronic reached a settlement of this action, and the action has been dismissed. Mr. Alfaro continues to be our President and Chief Operating Officer. Pursuant to an employment agreement between Mr. Alfaro and us, we paid Mr. Alfaro's legal fees and costs in connection with this action.

Item 4.  Submissions of Matters to a Vote of Security Holders

     None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

     Our Common Stock has been traded on the Nasdaq Stock Market(R) under the trading symbol "OSTE" since our initial public offering in July 1991.

     The following table sets forth the high and low sale prices for the Common Stock for each of the fiscal quarters during the years ended December 31, 1999 and 1998 based on transaction data as reported by the Nasdaq Stock Market(R).

Year Ended December 31, 1999                       High              Low
--------------------------------------------------------------------------

First Quarter                                     $39.08            $25.42
Second Quarter                                    $41.13            $24.75
Third Quarter                                     $30.25            $12.20
Fourth Quarter                                    $22.25            $11.75

Year Ended December 31, 1998                       High              Low
--------------------------------------------------------------------------

First Quarter                                     $19.58            $14.67
Second Quarter                                    $17.33            $ 8.75
Third Quarter                                     $19.83            $11.67
Fourth Quarter                                    $31.33            $11.00

     On February 11, 1999, our Board of Directors authorized a three-for-two stock split in the form of a 50% stock dividend that was distributed on March 19, 1999 to stockholders of record on March 5, 1999. The high and low sales prices have been restated to give retroactive recognition to the stock split for all periods prior to the effective date of the stock split.

     As of March 17, 2000 there were 292 holders of record of Osteotech Common Stock. We believe that there are approximately 6,300 beneficial owners of our Common Stock.

     We have never paid a cash dividend and do not anticipate the payment of cash dividends in the foreseeable future as earnings are expected to be retained to finance our growth. Declaration of dividends in the future will remain within the discretion of our Board of Directors, which will review our dividend policy from time to time.

Item 6.  Selected Financial Data

         Set forth below is the selected financial data for the five fiscal years ended December 31, 1999. The following data should be read in conjunction with our consolidated financial statements and related notes thereto contained elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations." All per share data have been adjusted for the three-for-two stock split in the form of a 50% stock dividend in March, 1999.

---------------------------------------------------------------------------------------------------------------------
Selected Financial Data
(dollars in thousands except per
share data)
For the Year ended December 31,                1999           1998             1997           1996             1995
---------------------------------------------------------------------------------------------------------------------
Consolidated Results of Operations
---------------------------------------------------------------------------------------------------------------------
Net revenues                                  $75,610        $59,201          $44,931        $34,895         $27,934
---------------------------------------------------------------------------------------------------------------------
Gross profit                                   51,701         41,562           29,096         20,075          15,375
---------------------------------------------------------------------------------------------------------------------
Operating expenses (a)                         33,849         25,281           20,109         18,326          15,137
---------------------------------------------------------------------------------------------------------------------
Income from litigation settlement               2,000              0                0              0               0
---------------------------------------------------------------------------------------------------------------------
Operating Income                               19,582         16,281            8,987          1,749             238
---------------------------------------------------------------------------------------------------------------------
Other income, net (b)                           1,032          1,132              585            271           4,582
---------------------------------------------------------------------------------------------------------------------
Income before income taxes                     20,884         17,413            9,572          2,020           4,820
---------------------------------------------------------------------------------------------------------------------
Net income (loss)                              12,351         10,304            5,686           (324)          4,582
---------------------------------------------------------------------------------------------------------------------
Net income (loss) per share (c)
---------------------------------------------------------------------------------------------------------------------
   Basic                                          .88            .78              .46           (.03)            .39
---------------------------------------------------------------------------------------------------------------------
   Diluted                                        .84            .73              .43           (.03)            .38
---------------------------------------------------------------------------------------------------------------------
Dividends per share                                 0              0                0              0               0
---------------------------------------------------------------------------------------------------------------------
Year End Financial Position
---------------------------------------------------------------------------------------------------------------------
Working capital                               $37,082        $26,373          $19,922        $12,273         $12,135
---------------------------------------------------------------------------------------------------------------------
Total assets                                   89,807         57,114           43,052         31,483          30,170
---------------------------------------------------------------------------------------------------------------------
Long-term obligations                           6,359              0              203            840           1,598
---------------------------------------------------------------------------------------------------------------------
Stockholders' equity                           69,406         45,930           34,292         22,717          22,594
---------------------------------------------------------------------------------------------------------------------

(a) Operating expenses include: (i) a charge to earnings in 1996 of $1,350,000 related to the restructuring of our operations located in Leiden, The Netherlands and (ii) a charge to earnings in 1995 of $980,000 resulting from the termination of a distribution agreement.

(b) Other income in 1995 includes principal payments aggregating $4,147,000 received from a major client on a fully-reserved note.

(c) All per share data have been adjusted for the three-for-two stock split in the form of a 50% stock dividend in March 1999.

Item 7.  Management's Discussion And Analysis Of Financial
         Condition And Results Of Operations

For the Three Years Ended December 31, 1999, 1998 and 1997

Results of Operations

     All per share data have been adjusted for the three-for-two stock split in the form of a 50% stock dividend effected in March, 1999.

     Net Income (Loss)

     Consolidated net income increased to $12,351,000 or $.84 diluted income per share in 1999 compared to net income of $10,304,000 or $.73 diluted income per share in 1998 and $5,686,000 or $.43 diluted income per share in 1997.

     Consolidated income before income taxes increased to $20,884,000 in 1999 compared to $17,413,000 in 1998 and $9,572,000 in 1997. Income before income taxes in 1999 includes $2,000,000 related to a patent litigation settlement with DePuy. (See Part I, Item 3. "Legal Proceedings" and Note 11 of "Notes to Consolidated Financial Statements").

     The following is a discussion of factors affecting results of operations for the years ended December 31, 1999, 1998 and 1997.

     Net Revenues

     Consolidated net revenues increased 28% in 1999 to $75,610,000 from $59,201,000 in 1998. The increase was principally due to higher revenues in both the Grafton(R) DBM and Base Tissue Segments. Domestic revenues, which consist principally of revenues from the Grafton(R) DBM and Base Tissue Segments, increased 26% to $71,517,000 from $56,876,000 in 1998. Foreign revenues increased 76% to $4,093,000 from $2,325,000 in 1998. The increase in foreign revenues resulted primarily from revenues of OST which were not in our revenues in 1998. In January, 1999, we completed the acquisition of 90% of OST, which primarily processes, markets and distributes bovine bone tissue products for orthopaedic and dental use.

     In 1998, consolidated net revenues increased 32% to $59,201,000 from $44,931,000 in 1997. The increase was principally due to higher revenues in both the Grafton(R) DBM and Base Tissue Segments. Domestic revenues increased 36% to $56,876,000 from $41,887,000 in 1997 and foreign revenues decreased 24% to $2,325,000 from $3,044,000 in 1997. The decline in foreign revenues in 1998 resulted primarily from decreased unit volume for our ceramic products.

     Grafton(R) DBM Segment revenues increased 15% in 1999 to $45,136,000 from $39,128,000 in 1998. 1998 revenues in this segment were 47% higher than 1997 segment revenues of $26,653,000. These increases resulted from increased demand for Grafton(R) DBM.

Our Grafton(R) DBM products have faced increasing competition as more companies have developed products with characteristics similar to Grafton(R) DBM. We expect that this competition will continue in the future. Base Tissue Segment revenues increased 49% in 1999 to $25,751,000 from $17,323,000 in 1998. 1998 revenues in this segment were 20% higher than 1997 Segment revenues of $14,426,000. These increases occurred as a result of increased unit volume of allograft bone tissue processed for our clients.

     During 1999, 1998 and 1997, two of our clients in the Grafton(R) DBM and Base Tissue Segments accounted for 56% and 38%, 56% and 39% and 57% and 34%, respectively, of consolidated net revenues. We have exclusive processing agreements with each of these clients which expire in April, 2002 and December, 2006, respectively.

     Gross Profit

     Gross profit as a percentage of revenues was 68% in 1999, 70% in 1998 and 65% in 1997. The decline in gross profit as a percentage of revenues in 1999 results from; (i) the absorption of costs associated with additional allograft tissue processing capacity which was added to meet the anticipated growth in our allograft tissue business, and (ii) a decline in the percentage of consolidated revenues coming from the Grafton(R) DBM Segment, which has a higher gross profit than other services and products. The increase in gross profit in 1998 as compared with 1997 resulted primarily from an increase in the percentage of consolidated revenues represented by our Grafton(R) DBM Segment.

     In the fourth quarter of 1998, we commenced construction of a new allograft tissue processing facility in Eatontown, New Jersey which is expected to be in use during the second half of 2000. We expect that the incremental expenses associated with the added capacity will only be partially offset by increased volume in 2000, and therefore consolidated gross profit as a percentage of revenues in 2000 is expected to decrease from the level achieved in 1999.

     Marketing, General and Administrative Expenses

     Marketing, general and administrative expenses increased 37% in 1999 to $28,343,000 from $20,671,000 in 1998. 1998 marketing, general and administrative expenses were 26% higher than 1997 marketing, general and administrative expenses of $16,381,000. The increase in 1999 was primarily attributable to: (i) incremental agent commissions resulting from increased volume in the Grafton(R) DBM Segment, (ii) expanded marketing and promotional activities associated with the launch of two new products, the bio-d(TM) Threaded Cortical Bone Dowel which is included in the Base Tissue Segment and the SSCS(TM) system, (iii) increased legal fees associated with patent infringement lawsuits (See Part I, Item 3. Legal Proceedings" and Note 11 of "Notes to Consolidated Financial Statements") and (iv) the inclusion of OST's operating expenses. We are committed to aggressively asserting and defending our technology and related intellectual property. As a result we are currently a party in three patent lawsuits. Prosecuting and defending these lawsuits is expensive and has had, and will likely have, a negative impact on our operating results. However, we believe it is necessary to defend our technology and related intellectual property which we invest significant amounts of money to develop.

     The increase in 1998 was primarily attributable to the Grafton(R) DBM Segment and resulted from expanded marketing and promotional activities and increased agent commissions associated with increased volume.

     Research and Development Expenses

     Consolidated research and development expenses increased 19% in 1999 to $5,506,000 from $4,610,000 in 1998. Research and development expenses in 1998 were 24% higher than 1997 research and development expenses of $3,728,000. These increases were primarily attributable to increased spending in the Base Tissue Segment associated with the continued development of a viral inactivation process for mineralized weight-bearing allograft tissue, development of new allograft tissue products and ongoing support for existing products and services.

     Income From Litigation Settlement

     In November, 1999, we settled all claims which we had filed against DePuy in the patent infringement lawsuit against GenSci Labs and GenSci Sciences (See
Part I, Item 3. "Legal Proceedings" and Note 11 of "Notes to Consolidated Financial Statements"). As part of the settlement, DePuy has agreed to stop selling the GenSci products accused of infringing our patents no later than February 4, 2001 and to pay us $3,000,000. We received a payment of $2,000,000 in the fourth quarter of 1999, of which $1,750,000 was recognized in income in the third quarter of 1999 and $250,000 was recognized in income in the fourth quarter of 1999. DePuy will make payments of $250,000 in each quarter of 2000. These payments will be recognized in income as earned unless DePuy discontinues selling the GenSci products during the year, at which time DePuy would not be obligated for payments beyond the quarter in which it stopped selling the GenSci products.

     Operating Income

     Consolidated operating income increased 22% in 1999 to $19,852,000 from $16,281,000 in 1998. 1998 consolidated operating income was 81% higher than 1997 operating income of $8,987,000. The increase in both years results primarily from improved operating income in the Grafton(R) DBM Segment resulting from increased revenues and, in 1999, the litigation settlement with DePuy discussed above. Grafton(R) DBM Segment operating income increased 27% in 1999 to $17,063,000 from $13,404,000 in 1998. In 1998 Grafton(R) DBM Segment operating income was 93% higher than 1997 operating income of $6,962,000. Base Tissue Segment operating income increased 54% in 1999 to $6,434,000 from $4,170,000 in 1998 primarily as a result of higher revenues. Base Tissue Segment operating income in 1997 was $2,686,000. Other segment operating income declined 182% in 1999 to a loss of $3,645,000 and declined 96% in 1998 to a loss of $1,293,000 from a loss of $661,000 in 1997. The decline in 1999 resulted principally from increased marketing and promotional expenses associated with the launch of SSCS(TM), while the decline in 1998 resulted from a decrease in revenues for our ceramic products.

     Other Income (Expense)

     Other income decreased $100,000 in 1999 principally due to lower interest income resulting from a decline in interest rates. In 1998, other income increased $547,000 due to higher invested cash and lower outstanding debt balances.

     Income Tax Provision

     Our effective income tax rate in 1999, 1998 and 1997 was 41%, respectively. The effective income tax rate exceeded the federal statutory income tax rate principally due to the impact of state income taxes.

Liquidity and Capital Resources

     At December 31, 1999, we had cash and short-term investments of $20,716,000 compared to $18,041,000 at December 31, 1998. We invest our excess cash in U.S. Government-backed securities and investment grade commercial paper of major U.S. corporations. Working capital increased $10,709,000 to $37,082,000 at December 31, 1999 compared to $26,373,000 at December 31, 1998. The increase resulted primarily from increases in accounts receivable, deferred processing costs, inventories and prepaid expenses.

     Net cash provided by operating activities decreased to $7,917,000 in 1999 from $8,338,000 in 1998. The decrease resulted primarily from increases in accounts receivable, deferred processing costs, inventories and prepaid expenses, partly offset by improved earnings in 1999. The increases in accounts receivable and deferred processing costs result from the growth in our Grafton(R) DBM and Base Tissue Segments. The increase in inventories is associated with our acquisition of the Versalok(R) Low Back Fixation System (See
Note 4 of "Notes to Consolidated Financial Statements"). The increase in prepaid expenses in 1999 resulted primarily from an increase in prepaid income taxes (See Note 10 of "Notes to Consolidated Financial Statements").

     Cash used in investing activities increased to $22,173,000 in 1999 from $7,800,000 in 1998. The increase results from: (i) an increase in capital expenditures to $18,743,000 from $5,521,000 resulting from our continued investment in facilities and equipment needed for current and future business requirements, (ii) our purchase of an additional 85% interest in OST, and (iii) our acquisition of the Versalok(R) System. In the fourth quarter of 1998, we commenced construction of a new allograft tissue processing facility in Eatontown, New Jersey (See Item 2. "Properties" and Note 6 of "Notes to Consolidated Financial Statements"). The estimated aggregate cost for the construction of the facility, including furniture, fixtures and equipment, is approximately $32,000,000, $21,500,000 of which will be funded through the building mortgage loan and equipment line of credit included in the credit facility concluded with our bank in June 1999 (See Note 9 of "Notes to Consolidated Financial Statements"). The remaining balance will be funded through available cash reserves or anticipated cash flow from operations. Through December 31,1999, we have incurred $10,272,000 of capital expenditures, including capitalized interest of $51,000, related to the new allograft tissue processing facility, of which $6,359,000 was funded through bank financing.

     Net cash provided by financing activities increased to $15,930,000 from $616,000 in 1998. The increase results from cash proceeds received and related income tax benefits associated with stock option exercises and borrowings under the bank lines of credit. The net cash provided by financing activities in 1998 is net of $4,958,000 used to repurchase and retire 367,500 shares of our common stock in 1998.

     In June, 1999, we replaced our then existing domestic lines of credit with a credit facility that includes a $5,000,000 revolving line of credit, a $4,500,000 building mortgage loan and a $17,000,000 equipment line of credit. At December 31, 1999, $4,500,000 was outstanding under the revolving line of credit and $1,859,000 was outstanding under the equipment line of credit. We also have a line of credit with a Dutch bank, which provides for borrowings of up to dfl 5,000,000, or approximately $2,285,000 at the December 31, 1999 exchange rate. Analysis of our cash position and anticipated cash flow indicated that it most likely would not be necessary to utilize a significant portion of this line of credit in 1999 and, therefore, we agreed with the bank to limit our borrowings, if any, to no more than dfl 3,000,000, or approximately $1,371,000 at the December 31, 1999 exchange rate. At December 31, 1999, there were no borrowings outstanding under this credit line. Additionally, we have a line of credit with a French bank which provides for borrowings of up to FRF 1,750,000, or approximately $269,000 at the December 31, 1999 exchange rate. At December 31, 1999, there were no borrowings outstanding under this credit line. (See Note 9 of "Notes to Consolidated Financial Statements").

     At December 31, 1999, certain of our foreign-based subsidiaries have net operating loss carryforwards aggregating $3,192,000 at the December 31, 1999 exchange rate ($364,000 with no expiration date; $2,962,000 expiring 2004 through 2007). (See Note 10 of "Notes to Consolidated Financial Statements").

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

Litigation

     We are involved in various legal proceedings involving product liability and patent infringement claims. For a complete discussion of these matters see,
Part I, Item 3. "Legal Proceedings" and Note 11 of "Notes to Consolidated Financial Statements." It is possible that our results of operations or liquidity and capital resources could be adversely affected by the ultimate outcome of the pending litigation or as a result of the costs of contesting such lawsuits.

Year 2000

     We recognized the need to ensure that Year 2000 issues would not adversely impact our operations and we, therefore, prior to 2000 took actions designed to minimize the risk of Year 2000 issues. We identified our potential Year 2000 risk in three categories: internal business software and hardware; internal non-financial systems; and noncompliance by suppliers and customers. To date, we have not experienced any Year 2000 issues with our internal business software and hardware systems, non-financial systems, and our suppliers and customers. Based on our experience to date we do not foresee significant risks associated with Year 2000 issues at this time.

Risk Factors

     We are dependent upon two primary clients who provide the bulk of our revenues.

     We are the exclusive processor of allograft bone tissue for large national and international not-for-profit organizations. During 1999, MTF and ARC accounted for approximately 56% and 38%, respectively, of our revenues. We entered into a 10-year exclusive processing agreement with ARC in December, 1996 and a five-year exclusive processing agreement with MTF in April, 1997. The loss of either MTF or ARC as a client or a substantial reduction in the amount of allograft bone tissue which we process for either entity would have a material adverse effect on our business, financial condition and results of operations.

     Our dependence upon a limited supply of human donors may curtail business expansion.

     Our allograft bone tissue processing business depends upon the availability of bone and related connective tissue from human donors recovered by our clients. We rely on the efforts of not-for-profit donor procurement agencies, including our current clients, to educate the public and foster an increased willingness to donate bone tissue. These organizations may not be able to find a sufficient number of persons to donate sufficient amounts of tissue to meet present or future demand for either allograft bone tissue or any allograft bone tissue-based osteogenic materials we are developing. Our ability to secure enough donors to meet our demands could have a material adverse effect on our business, financial condition and results of operations.

     We face strong competitive threats from firms with greater financial resources and lower costs.

     The allograft bone tissue we process competes in the bone graft market with autograft bone tissue, synthetic bone void fillers and allograft bone tissue processed by others, primarily tissue banks. Autograft bone tissue has traditionally been the primary choice for surgeons and we believe autograft bone tissue still maintains approximately a 50% share of the United States bone graft market. Certain of our competitors have greater financial resources than we do. For numerous circumstances and procedures for which autograft bone tissue transplantation is either not feasible or not desirable, there are a number of competing alternatives available, including allograft bone tissue processed by others.

     In recent years, our Grafton(R) DBM products have faced increasing competitive pressures as more companies have developed, or have announced they are developing, products with characteristics similar to Grafton(R) DBM. We expect that this competition will continue in the future. Many of these competitors offer a full line of metal implants and other products used in spinal surgeries. This could give them a competitive advantage over us since they can offer surgeons a more complete line of products than we currently can.

     We believe that a majority of the cadaveric bone banks operating in the United States are engaged in processing allograft bone tissue for transplantation. Substantially all of these bone tissue banks are not-for-profit organizations, and, as such, they may be able to supply processing services at a lower cost than we can. We compete with such entities on the basis of our advanced processing technology and the quality and quantity of the bone tissue our processing yields. Since we introduced our allograft bone tissue processing technology in 1987, certain competing processors have claimed to have developed technology similar to that which we use. Although we believe, based upon our knowledge of the industry, that we process bone tissue from more donors than any other processor in the world, we can not assure you that we will continue to compete successfully in the area of allograft bone tissue processing.

     We are currently involved in patent litigation which could have a significant adverse impact on our business. We may become involved in additional patent litigation in the future.

     We are currently involved in three litigations involving our patents and patents held by certain of our competitors. Prosecuting and defending these lawsuits is very expensive and these expenses have had, and are likely to have, an adverse affect on our results of operations. We are committed to aggressively asserting and defending our technology and related intellectual property which we have spent a significant amount of money to develop. In addition, the industry in which we compete is known for having a great deal of litigation involving patents. These factors could cause us to become involved in additional patent litigations in the future. The expense of prosecuting or defending these future lawsuits could also have a material adverse effect on our business, financial condition and results of operations.

     If we were to lose those litigations in which another party is asserting that our products infringe its patents, we would likely be prohibited from marketing those products and could also be liable for significant damages. Either or both of these results may have a material adverse effect on our business, financial condition and results of operations. If we lose those litigations in which we are claiming that another party's products are infringing our patents and thus, are unable to enforce our patents, it may have a material adverse effect on our business, financial condition and results of operations.

     During the course of the patent litigations in which we are involved, interim information about the status of each of these litigations may be released. Although these interim releases may differ from the final determinations in these litigations, such information may have a material adverse effect on the market price of our common stock.

     Our revenues will depend upon reimbursement from public and private insurers and national health systems.

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

     The medical community could choose not to use our allograft bone tissue products.

     We believe the market for allograft bone tissue will continue to be based upon the use of such products by physicians specializing in the orthopaedic, neurological, plastic and oral/maxillofacial surgical areas. Our future growth depends in part upon such physicians' wider use of allograft bone tissue as an alternative to autograft bone tissue and other available materials and treatments. We have tried to educate physicians through our marketing activities. Although our education and marketing efforts to date have enabled us to expand our business, our future efforts in this regard may fail to generate additional demand.

     Governmental regulation of organ transplantation could restrict the use of our products.

     In the United States the procurement and transplantation of allograft bone tissue are subject to federal regulation pursuant to NOTA, a criminal statute which prohibits the purchase and sale of human organs, including bone and related tissue, for "valuable consideration." NOTA permits the payment of reasonable expenses associated with the removal, transportation, processing, preservation, quality control, implantation and storage of human bone tissue. We provide services in all of these areas, with the exception of removal and implantation. We and other allograft bone tissue processors are engaged in ongoing efforts designed to educate the medical community as to the benefits of processed allograft bone tissue and we will continue to expand our educational activities. Although we believe that NOTA permits reimbursement of these costs as costs associated with the processing, transportation and implantation of our allograft bone tissue products, our inability to be reimbursed for our education efforts in the future could adversely affect our business and prospects. No federal agency or court has determined whether NOTA is, or will be, applicable to every allograft bone tissue-based material which our processing technologies may generate. Assuming that NOTA applies to our processing of allograft bone tissue, we believe that we comply with NOTA, but there can be no assurance that more restrictive interpretations of, or amendments to, NOTA will not be adopted in the future which would call into question one or more aspects of our method of operations.

     In various countries outside the United States, national laws and regulations restrict or control the availability and or use of tissues. There can be no assurance that more restrictive laws, regulations or interpretations will not be adopted in the future which would call into question one or more aspects of our method of operations in those countries.

     Loss of key persons could limit our success.

     Our success depends upon the continued contributions of our executive officers and scientific and technical personnel. The competition for qualified personnel is intense, and the loss of services of our key personnel, particularly members of senior management, could adversely affect our business.

     If we are unable to enforce our patents or if it is determined that we infringe patents held by others it could damage our business.

     We consider our allograft bone tissue processing technology and procedures proprietary and rely primarily on trade secrets and patents to protect our technology and innovations. Consultants employed by third parties and persons working in conjunction with medical institutions unaffiliated with us have conducted significant research and development for our products. Accordingly, disputes may arise concerning the proprietary rights to information applied to our projects which have been independently developed by such consultants or medical institutions. In addition, you should recognize that although we have attempted to protect our technology with patents, our existing patents may prove invalid or unenforceable as to products or services marketed by our competitors. Our pending patent applications may not result in issued patents. Moreover, our existing or future products and technologies could be found to infringe the patents of others. We are currently involved in three lawsuits in which we are accused of infringing patents held by others. See Part I, Item 3 "Legal Proceedings."

     Our products face competitive threats from alternate technologies.

     The primary advantage of synthetic bone substitutes as compared to allograft bone tissue is that they do not depend on the availability of human donors. In addition, members of the medical community and the general public may perceive synthetic materials as safer than allograft-based bone tissue. The allograft bone tissue we process may be incapable of competing successfully with synthetic bone substitutes and recombinant bone growth factors which are developed and commercialized by others, which could have a material adverse effect on our business, financial condition and results of operations.

     Our spray coating, HA products and bovine tissue products operations face intense competition.

     Our plasma spray coatings, HA products and bovine tissue products operations face intense competition in Europe from divisions and subsidiaries of several large corporations engaged in providing such services and products to others and from several smaller independent companies. In addition, we also face competition from medical implant companies which have in-house plasma spray coating operations. We compete primarily on the quality of our coatings, bovine tissue products and our prices. We believe that the spraying technology we use, which is computer-controlled and utilizes robotics, enables us to provide high quality coatings at competitive prices. You should note, however, that the industries in which we compete in Europe are highly competitive, certain of our competitors have greater resources than we do, and we may be unable to compete successfully.

     We may incur losses from product liability lawsuits.

     The testing and use of human allograft bone tissue, bovine tissue products and the implantation of medical devices coated with our HA powder or titanium and medical devices manufactured by others and which we distribute, entail inherent risks of medical complications for patients and therefore may result in product liability claims against us. Further, our agreements with our allograft bone tissue processing clients provide for indemnification by us for liabilities arising out of defects in allograft bone tissue they distribute which is caused by our processing.

     As a distributor of implants and instruments for spinal surgery, including bone screws, manufactured by Ulrich, we are currently named as a defendant in one lawsuit in which patients claim that they have suffered damages from the implantation of allegedly defective spinal fixation devices. This lawsuit is currently stayed as to us and several other defendants.

     The ultimate outcome of the pending litigation or further litigation or the costs of contesting these suits could materially adversely affect our results of operations or liquidity and capital resources. We are unable to estimate the potential liability, if any, that may result from the pending bone screw litigation and, accordingly, have made no provision for any possible future liability in the consolidated financial statements. See Part I, Item 3 "Legal Proceedings."

     We presently maintain product liability insurance in the amount of $102 million per occurrence and per year in the aggregate. We may be unable to maintain such insurance in the future and such insurance may not be sufficient to cover all claims made against us or all types of liabilities which may be asserted against us.

     We face potential lawsuits or governmental enforcement activities based on hazardous waste we generate in our operations.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The section of our 2000 Proxy Statement entitled "Election of Directors" is incorporated herein by reference.

Item 11. Executive Compensation

     The section of our 2000 Proxy Statement entitled "Executive Compensation" is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The section of our 2000 Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     The section of our 2000 Proxy Statement entitled "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1) and (2). The response to this portion of Item 14 is submitted as a separate section of this report commencing on page F-1.

     (a)(3) and (c). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Exhibit                                                                                    Page
Number    Description                                                                     Number
------    -----------                                                                     ------
3.1       Restated Certificate of Incorporation of Osteotech                                 *
3.2       Amended and Restated Bylaws of Osteotech                                           #
3.3       Form of Stock Certificate                                                         **
3.4       Certificate of Amendment of Restated Certificate of Incorporation of             ^^^^
          Osteotech, Inc.
4.1       Stock and Warrants Purchase Agreement, as amended                                 **
4.2       Amended Security Holders Agreement                                                **
4.3       Rights Agreement dated as of February 1, 1996 between Osteotech, Inc.              #
          and Registrar and Transfer Co.
10.1      1991 Stock Option Plan, as amended ^                                             *****
10.2      1991 Independent Directors Stock Option Plan, as ammended ^                      *****
10.3      Various Written Option Agreements between Osteotech and certain                   ***
          employees, officers, directors and consultants or advisors of
          Osteotech ^
10.4      Senior Management Loan Program ^                                                 ****
10.5      Lease for Osteotech's Leiden, The Netherlands facility dated May 28, 1993          +
10.6      Processing Agreement between Osteotech and Stichting Eurotransplant               **
          Nederland, dated September 26, 1988
10.7      Loan and Security Agreement between Osteotech and United Jersey                    +
          Bank/Central, N.A. dated May 27, 1993
10.8      First Amendment to Loan and Security Agreement between Osteotech and              +++
          United Jersey Bank/Central, N.A. dated July 14, 1994
10.9      Lease for Osteotech's Eatontown facility dated October 20, 1994.                ******
10.10     Form of Confidentiality Agreement and Non-Competition Agreement with            ******
          Executive Officers
10.11     Second Amendment to Loan and Security Agreement between Osteotech and            ++++
          United Jersey Bank/Central N.A. dated June 30, 1995
10.12     Amendment to the lease for Osteotech's Leiden, The Netherlands facility          ++++
          dated June 27, 1995
10.13     Agreement dated December 10, 1996 between American Red Cross Tissue            ********
          Services and Osteotech
10.14     Lease for Osteotech's Shrewsbury, New Jersey processing facility               ********
10.15     Agreement dated April 1, 1997 between Musculoskeletal Transplant                ++++++
          Foundations and Osteotech
10.16     Credit Agreement between Osteotech b.v. and ING Bank N.V. dated March            +++++
          14, 1996

Exhibit                                                                                    Page
Number    Description                                                                     Number
------    -----------                                                                     ------
10.17     Third Amendment to Loan and Security Agreement between Osteotech and             +++++
          United Jersey Bank/Central N.A. dated May 31, 1996
10.18     Fourth Amendment to Loan and Security Agreement between Osteotech and           ++++++
          Summit Bank dated July 28, 1997
10.19     Third Restated Equipment Promissory Note between Osteotech and Summit           ++++++
          Bank dated July 28, 1997
10.20     Second Restated Revolving Loan Promissory Note between Osteotech and            ++++++
          Summit Bank dated July 28, 1997
10.21     License & Option Agreement between HC Implants BV and Matrix Medical            ++++++
          Holdng BV dated June 6, 1997
10.22     Change in Control Agreement by and between Osteotech and Richard W.             +++++++
          Bauer ^
10.23     Change in Control Agreement by and between Osteotech and Michael J.             +++++++
          Jeffries ^
10.24     Change in Control Agreement by and between Osteotech and James L.               +++++++
          Russell ^
10.25     Change in Control Agreement by and between Osteotech and Roger                  +++++++
          Stikeleather ^
10.26     Employment Agreement with Michael J. Jeffries dated January 1, 1998 ^              ^^
10.27     Employment Agreement with James L. Russell dated December 18, 1997 ^               ^^
10.28     The Management Performance Bonus Plan ^                                           ^^^
10.29     Employment Agreement with Richard Russo dated April 1, 1997                       ^^^
10.30     Change in Control Agreement by and between Osteotech Inc. and Richard             ^^^
          Russo ^
10.31     Employment Agreement with Richard W. Bauer dated December 4, 1998 ^               ^^^
10.32     Employment Agreement with Arthur A. Alfaro dated September 13, 1999 ^            ^^^^
10.33     Change in Control Agreement by and between Osteotech Inc. and Arthur A.          ^^^^
          Alfaro
10.34     Settlement Agreement and General Release Between DePuy Acromed, Inc. and         ^^^^
          DePuy, Inc. and Osteotech, Inc.
10.35     Loan and Security Agreement among Summit Bank, Osteotech, Inc.,                  ^^^^^
          Osteotech Investment Corp. Cam Implants B.V., Cam Implants B.V.,
          Osteotech/CAM Services B.V. and OST Developement dates June 10, 1999
21.1      Subsidiaries of the Registrant                                                    E-1
23.1      Consent of PricewaterhouseCoopers LLP                                             E-2
27.0      Financial Data Schedule                                                           E-3

Exhibit                                                                                    Page
Number    Description                                                                     Number
------    -----------                                                                     ------
*         Previously filed as exhibits to Osteotech's Annual Report
          on Form 10-K for the fiscal year ended December 31, 1991
          and incorporated herein by reference thereto.
**        Previously filed as exhibits to Osteotech's Registration Statement on
          Form S-1 (File No. 33-40463) and incorporated herein by reference thereto.
***       Previously filed as exhibits to Osteotech's Registration Statement on
          Form S-8 (File No. 33-44547) and incorporated herein by reference thereto.
****      Previously filed as exhibits to Osteotech's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference thereto.
*****     Previously filed as exhibits to Osteotech's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference thereto.
******    Previously filed as exhibits to Osteotech's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference thereto.
********  Previously filed as exhibits to Osteotech's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference thereto.
+         Previously filed as exhibits to Osteotech's Quarterly Report on Form
          10Q for the quarter ended June 30, 1993 and incorporated herein by reference thereto.
++        Previously filed as exhibits to Osteotech's Current Report on Form 8-K filed with the Commission on May 26, 1992.
+++       Previously filed as exhibits to Osteotech's Quarterly Report on Form
          10Q for the quarter ended June 30, 1994 and incorporated herein by reference thereto.
++++      Previously filed as exhibits to Osteotech's Quarterly Report on Form
          10Q for the quarter ended March 31, 1994 and incorporated herein by reference thereto.
+++++     Previously filed as exhibits to Osteotech's Quarterly Report on Form
          10Q for the quarter ended June 30, 1996 and incorporated herein by reference thereto.
++++++    Previously filed as exhibits to Osteotech's Quarterly Report on Form
          10Q for the quarter ended June 30, 1997 and incorporated herein by reference thereto.
+++++++   Previously filed as exhibits to Osteotech's Quarterly Report on Form
          10Q for the quarter ended September 30, 1997 and incorporated herein by reference thereto.
^         Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 14(c).

Exhibit                                                                                    Page
Number    Description                                                                     Number
------    -----------                                                                     ------
^ ^       Previously filed as Exhibits to Osteotech's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference thereto.
^^^       Previously filed as Exhibits to Osteotech's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference thereto.
^^^^      Previously filed as exhibits to Osteotech's Quarterly Report on Form
          10Q for the quarter ended June 30, 1999 and incorporated herein by reference thereto.
^^^^^     Previously filed as exhibits to Osteotech's Quarterly Report on Form
          10Q for the quarter ended September 30, 1999 and incorporated herein by reference thereto.
#         Previously filed as exhibits to Osteotech's Report on Form
          8-A dated February 2, 1996 and incorporated herein by reference thereto.
-         Copy omits information which is subject to confidential treatment.


(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 2000                OSTEOTECH, INC.

                                      By: /s/Richard W. Bauer
                                          --------------------------------------
                                      Richard W. Bauer
                                      Chief Executive Officer
                                      (Principal Executive Officer) and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature                                Title                         Date
--------------------------------------------------------------------------------

/s/DONALD D. JOHNSTON           Chairman of the                  March 30, 2000
------------------------        Board of Directors
Donald D. Johnston

/s/RICHARD W. BAUER             Chief Executive Officer          March 30, 2000
------------------------        (Principal Executive
Richard W. Bauer                Officer and Director


/s/ARTHUR A. ALFARO             President, Chief Operating       March 30, 2000
------------------------        Officer and Director
Arthur A. Alfaro

/s/MICHAEL J. JEFFRIES          Executive Vice President         March 30, 2000
------------------------        Chief Financial Officer
Michael J. Jeffries             (Principal Financial
                                Accounting Officer),
                                Secretary and Director

/s/KENNETH P. FALLON III        Director                         March 30, 2000
------------------------
Kenneth P. Fallon III

/s/JOHN P. KOSTUIK              Director                         March 30, 2000
------------------------
John P. Kostuik

/s/STEPHEN J. SOGIN             Director                         March 30, 2000
------------------------
Stephen J. Sogin

                        OSTEOTECH, INC. AND SUBSIDIARIES

                               -------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                                                            Page
                                                                            ----
1.  FINANCIAL STATEMENTS

         Report of Independent Accountants...................................F-2

         Consolidated Balance Sheets as of December 31, 1999 and 1998........F-3

         Consolidated Statements of Operations
            for the years ended December 31, 1999, 1998 and 1997.............F-4

         Consolidated Statements of Changes in Stockholders' Equity
            for the years ended December 31, 1999, 1998 and 1997.............F-5

         Consolidated Statements of Cash Flows
            for the years ended December 31, 1999, 1998 and 1997.............F-6

         Notes to Consolidated Financial Statements..........................F-7


2.  SCHEDULES

         II. Valuation and Qualifying Accounts
                for the years ended December 31, 1999, 1998 and 1997.........S-1

         Report of Independent Accountants on Financial Statement Schedule...S-2

All schedules, except for those set forth above, have been omitted since the information required is included in the financial statements or accompanying notes or have been omitted as not applicable or not required.

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and
    Stockholders of Osteotech, Inc.:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Osteotech Inc. and Subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Florham Park, New Jersey
February 18, 2000, except as to certain
information presented in Note 11
for which the date is March 6, 2000

                        OSTEOTECH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

December 31,                                                             1999        1998
--------------------------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                         $ 16,770      $15,119
     Short-term investments                                               3,946        2,922
     Accounts receivable, less allowance of
          $129 in 1999 and $148 in 1998                                  15,095       11,980
     Deferred processing costs                                            5,310        2,620
     Inventories                                                          3,405        1,568
     Deferred income taxes                                                  931          723
     Prepaid expenses and other current assets                            4,856        2,190
                                                                    ------------------------
               Total current assets                                      50,313       37,122

Property, plant and equipment, net                                       33,995       16,044
Excess of cost over net assets of business acquired, less
     accumulated amortization of $2,089 in 1999 and $1,701 in 1998        3,682        1,997
Other assets                                                              1,740        1,951
--------------------------------------------------------------------------------------------
               Total assets                                            $ 89,730      $57,114
============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable and accrued liabilities                          $ 13,231      $ 9,935
     Notes payable                                                                       609
     Current maturities of long-term debt and
        obligations under capital leases                                                 205
                                                                    ------------------------
               Total current liabilities                                 13,231       10,749

Long-term debt                                                            6,359
Other liabilities                                                           734          435
--------------------------------------------------------------------------------------------
               Total liabilities                                         20,324       11,184
--------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 5,676,595 shares
        authorized; no shares issued or outstanding
     Common stock, $.01 par value; 70,000,000 shares
        authorized; issued and outstanding 14,194,126
        shares in 1999 and 13,380,291 shares in 1998                        140          133
     Additional paid-in capital                                          48,837       37,332
     Accumulated other comprehensive income (loss)                         (376)          11
     Retained earnings                                                   20,805        8,454
--------------------------------------------------------------------------------------------
               Total stockholders' equity                                69,406       45,930
--------------------------------------------------------------------------------------------
               Total liabilities and stockholders' equity              $ 89,730      $57,114
============================================================================================

        The accompanying notes are an integral part of these consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)

Year ended December 31,                                                  1999             1998             1997
------------------------------------------------------------------------------------------------------------------
Net revenues:
     Service                                                         $     72,418      $    58,077     $    42,861
     Product                                                                3,074            1,000           1,800
     License fee and other revenue                                            118              124             270
                                                                     ---------------------------------------------
                                                                           75,610           59,201          44,931

     Cost of services                                                      22,004           16,844          14,487
     Cost of products                                                       1,905              795           1,348
                                                                     ---------------------------------------------
                                                                           23,909           17,639          15,835

     Gross profit                                                          51,701           41,562          29,096

     Marketing, general and administrative                                 28,343           20,671          16,381
     Research and development                                               5,506            4,610           3,728
                                                                     ---------------------------------------------
                                                                           33,849           25,281          20,109
                                                                     ---------------------------------------------

Income from litigation settlement                                           2,000
                                                                     ---------------------------------------------

Operating income                                                           19,852           16,281           8,987
                                                                     ---------------------------------------------

Other income (expense):
     Interest income                                                          891            1,034             673
     Interest expense                                                         (62)             (83)            (140)
     Other                                                                    203              181              52
                                                                     ---------------------------------------------
                                                                            1,032            1,132             585
                                                                     ---------------------------------------------

Income before income taxes                                                 20,884           17,413           9,572

Income tax provision                                                        8,533            7,109           3,886

------------------------------------------------------------------------------------------------------------------
Net income                                                           $     12,351      $    10,304     $     5,686
==================================================================================================================
Net income per share:
     Basic                                                           $       .88       $       .78     $       .46
     Diluted                                                         $       .84       $       .73     $       .43
------------------------------------------------------------------------------------------------------------------

Shares used in computing net income per share:
     Basic                                                             14,024,468       13,259,784      12,389,124
     Diluted                                                           14,618,786       14,086,949      13,188,773
------------------------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (dollars in thousands)

Years ended December 31, 1999, 1998 and 1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        Accumulated      Retained
                                                     Common Stock        Additional       Other          Earnings          Total
                                                  -------------------      Paid-In     Comprehensive   (Accumulated    Stockholders'
                                                    Shares      Amount     Capital     Income (Loss)     Deficit)         Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                      11,740,169     $117      $30,249         $(113)        $(7,536)        $22,717

   Net income                                                                                              5,686           5,686
   Currency translation adjustments                                                           38                              38
                                                                                                                         -------

   Comprehensive income                                                                                                    5,724
   Exercise of stock options                         858,147        9        2,949                                         2,958
   Exercise of stock warrants                        414,864        4           (4)
   Common stock issued pursuant to
         employee stock purchase plan                 16,340                   152                                           152
   Tax benefits related to stock options                                     2,741                                         2,741
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                      13,029,520      130       36,087           (75)         (1,850)         34,292

   Net income                                                                                             10,304          10,304
   Currency translation adjustments                                                           86                              86
                                                                                                                        -------

   Comprehensive income                                                                                                   10,390
   Exercise of stock options                         703,836        7        2,709                                         2,716
   Common stock issued pursuant to
         employee stock purchase plan                 14,435                   262                                           262
   Tax benefits related to stock options                                     3,228                                         3,228
   Repurchase of common stock                       (367,500)      (4)      (4,954)                                       (4,958)
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                      13,380,291      133       37,332            11           8,454          45,930

   Net income                                                                                             12,351          12,351
   Currency translation adjustments                                                         (387)                           (387)
                                                                                                                        -------

   Comprehensive income                                                                                                   11,964
   Exercise of stock options                         791,512        7        4,553                                         4,560
   Common stock issued pursuant to
         employee stock purchase plan                 22,323                   410                                           410
   Tax benefits related to stock options                                     6,542                                         6,542
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                      14,194,126     $140      $48,837         $(376)        $20,805         $69,406
================================================================================================================================

        The accompanying notes are an integral part of these consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

Year ended December 31,                                                   1999          1998          1997
----------------------------------------------------------------------------------------------------------
Cash Flow From Operating Activities
   Net income                                                         $ 12,351      $ 10,304      $  5,686
   Adjustments to reconcile net income to net cash
         Depreciation and amortization                                   3,298         2,403         2,065
         Deferred income taxes                                            (121)         (272)          268
         Changes in assets and liabilities:
               Accounts receivable                                      (2,876)       (4,398)       (1,329)
               Inventories                                              (1,393)         (760)          (84)
               Deferred processing costs                                (2,690)       (1,550)          152
               Prepaid expenses and other current assets                (2,457)          681        (1,133)
               Accounts payable and other liabilities                    1,805         1,930           939
----------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                7,917         8,338         6,564

Cash Flow From Investing Activities
   Capital expenditures                                                (18,743)       (5,521)       (5,323)
   Acquisition of business                                              (1,523)
   Proceeds from sale of investments                                    10,610         6,914         6,418
   Purchases of investments                                            (11,634)       (8,363)       (5,904)
   Increase in other assets                                               (883)         (830)         (231)
----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                  (22,173)       (7,800)       (5,040)

Cash Flow From Financing Activities
   Proceeds from issuance of common stock                                4,970         2,978         3,110
   Income tax benefit related to stock options                           6,542         3,228         2,741
   Repurchase of common stock                                                         (4,958)
   Proceeds from issuance of notes payable                                 116           864           871
   Principal payments on notes payable                                    (725)         (862)         (918)
   Proceeds from issuance of long-term debt                              6,359
   Principal payments on long-term debt
      and obligations under capital leases                              (1,332)         (634)         (756)
----------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                               15,930           616         5,048

Effect of exchange rate changes on cash                                    (23)           81            22
----------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                1,651         1,235         6,594
Cash and cash equivalents at beginning of year                          15,119        13,884         7,290
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                              $ 16,770      $ 15,119      $ 13,884
==========================================================================================================

        The accompanying notes are an integral part of these consolidated financial statements.

                       OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS

     Osteotech, Inc. (the "Company") provides services and develops and markets products to the orthopaedic, neurological, oral/maxillofacial, dental and general surgery markets in the United States and Europe. The Company's current technology, products and services, and those under development, are focused primarily on the repair and healing of the musculoskeletal system. Osteotech is engaged in the processing of human bone and bone connective tissue (collectively, "allograft bone tissue") used for transplantation. The Company has two primary operating segments: the Grafton(R) Demineralized Bone Matrix (DBM) Segment (the "Grafton(R) DBM Segment") and Base Allograft Bone Tissue Segment (the "Base Tissue Segment"). In addition to these two primary segments, the Company provides ceramic and titanium plasma spray coating services and ceramic products used as bone graft substitutes to orthopaedic and dental implant manufacturers, markets and distributes metal spinal implant products and processes, markets and distributes bovine bone tissue products outside of the United States.

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

     Revenue Recognition

     The Company derives revenue from both sales of products and certain service functions. Revenues are recognized when title passes to the customer or when processed allograft bone tissue is returned to our clients.

     License fee revenues is recognized when all significant contractual obligations have been satisfied.

     Cash Equivalents and Short-Term Investments

     The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. Investments with maturities in excess of three months but less than one year are classified as short-term investments and are stated at cost, net of any unamortized premiums or discounts, which approximates fair value.

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

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Major renewals and betterments are capitalized while maintenance and repairs are expensed as incurred. Interest is capitalized in connection with the construction of major facilities. The capitalized interest is recorded as part of the underlying asset and is amortized over the asset's estimated useful life. The cost of leasehold improvements is amortized on the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Depreciation is computed on the straight-line method over the following estimated useful lives of the assets:

          Building                                              15 years
          Machinery and equipment                               5 to 10 years
          Computer hardware and software                        5 years
          Office equipment, furniture and fixtures              5 years
          Loaner instruments                                    3 years

     When depreciable assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.

     Whenever events and circumstances indicate that the carrying value of an asset may not be recoverable, the Company reviews the carrying value of property, plant and equipment for impairment.

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

3.   ACQUISITION OF OST DEVELOPPEMENT SA

     Effective January 1, 1999, the Company completed the acquisition of a 90% interest in OST Developpement SA ("OST"), a processor of bovine bone tissue products which are marketed and distributed outside of the United States. The aggregate purchase price paid consisted solely of cash consideration of 9,000,000 French Francs ("FRF") or approximately $1,594,700 of which 496,662 FRF or approximately $84,400 was paid in 1998. In addition, the Company incurred approximately $372,600 of transaction costs of which approximately $310,000 was incurred in 1998. The acquisition was accounted for as a purchase and the consolidated financial statements include the accounts of OST from January 1, 1999. The acquisition resulted in an excess of cost over the fair value of net assets acquired of $2,073,000 which is being amortized over 15 years. The Company also has the option to purchase the remaining 10% of OST at a price to be determined at the time of purchase.

4.   ACQUISITION OF SPINAL FIXATION SYSTEM

     In June, 1999, the Company acquired the Versalok(R) Low Back Fixation System (the "Versalok(R) System"), including all patents, from Wright Medical Technology, Inc. for $600,000. Pursuant to the terms of the purchase agreement, the Company also purchased approximately $1,120,000 of inventory, consisting primarily of finished goods. The $600,000 payment to acquire the product rights and patents will be amortized using the straight-line basis over five years.

5.   INVENTORIES

     Inventories consist of the following at December 31:

     (in thousands)                                    1999             1998
     --------------------------------------------------------------------------

     Raw materials                                  $   912           $  646
     Finished goods                                   2,493              922
     --------------------------------------------------------------------------
                                                    $ 3,405           $1,568
     ==========================================================================

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following at December 31:

     (in thousands)                                       1999           1998
     ---------------------------------------------------------------------------

     Land                                              $ 2,262        $ 2,262
     Building                                              279            279
     Machinery and equipment                            19,842         13,915
     Computer hardware and software                      3,191          2,215
     Office equipment, furniture and fixtures            3,013          2,217
     Loaner instruments                                  1,308             30
     Equipment under capital lease                                        357
     Leasehold improvements                              6,340          4,915
     Construction in progress                           10,809            464
                                                    ------------   ------------
                                                        47,044         26,654
     Less accumulated depreciation
         and amortization                               13,049         10,610
     ---------------------------------------------------------------------------
                                                       $33,995        $16,044
     ===========================================================================

     Accumulated depreciation and amortization above includes amortization on equipment under capital lease of $323,000 in 1998.

     During the fourth quarter of 1998, the Company commenced construction of a new processing facility in Eatontown, New Jersey. The estimated aggregate cost for the construction of the new facility including furniture, fixtures and equipment is $32,000,000. At December 31, 1999, approximately $10,272,000 has been incurred, of which approximately $51,000 represents capitalized interest.

7.   ACCOUNTS PAYABLE AND accrued LIABILITIES

     Accounts payable and accrued liabilities consist of the following at December 31:

     (in thousands)                                        1999          1998
     ---------------------------------------------------------------------------

     Trade accounts payable                            $ 5,532       $ 2,752
     Accrued compensation                                  548           790
     Accrued taxes payable                               3,170         3,190
     Other accrued liabilities                           3,981         3,203
     ---------------------------------------------------------------------------
                                                       $13,231       $ 9,935
     ===========================================================================

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   LEASING TRANSACTIONS

     The Company leases office and production facilities and equipment under various operating lease agreements which have non-cancelable terms through May 2008. The leases for office and production facilities include renewal provisions at the Company's option. Additionally, certain of the leases contain purchase options.

     Future minimum lease commitments as of December 31, 1999 are as follows:

                                                    Operating
           Year                                       Leases
           ------------------------------------------------------
                                                  (in thousands)

           2000                                      $ 1,137
           2001                                        1,093
           2002                                          986
           2003                                          927
           2004 and thereafter                         3,524
                                                  ---------------
           Total minimum lease payments              $ 7,667
                                                  ===============

     Rental expense was $1,157,000, $1,013,000 and $1,013,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

9.   DEBT AND FINANCING ARRANGEMENTS

     In June, 1999, the Company replaced its domestic lines of credit with a new credit facility which includes a $5,000,000 unsecured revolving line of credit, a $4,500,000 building mortgage loan and a $17,000,000 equipment line of credit. The revolving line of credit is committed through May 31, 2001. Interest is payable monthly on the outstanding amount. In the absence of default, the Company has the option to convert the revolving line of credit to a term-loan and the outstanding unpaid balance as of May 31, 2001 will be repayable in forty-eight equal monthly installments of principal together with accrued interest. An unused facility fee of .25% is payable on the unused portion of the revolving loan. The mortgage loan will be drawn down upon completion of the Company's new allograft tissue processing facility currently under construction and will be secured by the building which will house the new processing facility and the land on which the building is located. The mortgage loan will be repayable in 120 equal monthly installments of principal and interest based on a twenty-year mortgage amortization schedule. Upon the 120th payment, the full amount of the unpaid principal will be due and payable. The equipment line of credit is secured by equipment and other capital expenditures purchased using the proceeds of such line, with advances of up to 80% of the cost thereof. Upon expiration of an initial drawdown period, which expires December, 2000, the equipment line of credit will be repayable in equal monthly installments of principal and interest based on a seven-year amortization schedule. During the drawdown period interest only will be payable under the equipment line of credit.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   DEBT AND FINANCING ARRANGEMENTS (continued)

     Pursuant to the terms of the loan and security agreement (the "Agreement"), the Company is required to meet certain financial covenants regarding minimum working capital, tangible net worth and interest coverage. In addition, the Agreement contains limitations on sales of assets other than in the ordinary course of business and additional indebtedness. At December 31, 1999, there was $4,500,000 and $1,859,327 outstanding under the revolving line of credit and the equipment line of credit.

     The Company has a line of credit with a Dutch bank which provides for borrowing up to dfl 5,000,000, or approximately $2,285,000 at the December 31, 1999 exchange rate. Borrowings under this credit line bear interest at the bank's prime rate plus a margin of 2.25%. Under certain circumstances the Company may elect to utilize a rate based on the Amsterdam Interbank Offered Rate (AIBOR) plus a margin of .75%. Analysis of the Company's financial position and anticipated cash flow indicated that it most likely would not be necessary to utilize a significant portion of this line of credit in 1998 and, therefore, the Company agreed with the bank to limit its borrowings, if any, to be no more than dfl 3,000,000, or approximately $1,371,000 at the December 31, 1999 exchange rate. At December 31, 1999 and 1998, there were no borrowings under this line of credit.

     The Company also has a line of credit with a French bank which provides for borrowings up to FRF 1,750,000 or approximately $269,000 at the December 31, 1999 exchange rate. At December 31, 1999 there were no borrowings under this line of credit.

     The weighted average interest rate on short-term notes payable outstanding was 6.87% in 1998.

     Long-term debt consists of the following at December 31:

     (in thousands)                                              1999       1998
     ---------------------------------------------------------------------------

     Bank loan collateralized by equipment, repayable
     in monthly installments of $49 plus accrued
     interest at the bank prime rate plus .25%
     (8.00% at December 31, 1998)                                        $   172

     Domestic bank line of credit, interest due
     monthly at the bank prime rate minus .75%
     (7.75% at December 31, 1998)                               4,500

     Domestic bank equipment line of credit,
     interest due monthly at the bank prime rate minus .50%
     (8.00% at December 31, 1999)                               1,859
     ---------------------------------------------------------------------------

     Less current portion                                                    172
     ---------------------------------------------------------------------------
                                                              $ 6,359    $     0
     ===========================================================================

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  INCOME TAXES

     The income tax provision is summarized as follows at December 31:

     (in thousands)                                   1999       1998       1997
     ---------------------------------------------------------------------------
     Current:
          Federal                                  $ 7,307    $ 5,893     $2,958
          State                                      1,347      1,488        660
     ---------------------------------------------------------------------------
                                                     8,654      7,381      3,618
                                                   -----------------------------
     Deferred:
          Federal                                     (148)      (151)       217
          State                                         27       (121)        51
     ---------------------------------------------------------------------------
                                                      (121)      (272)       268
                                                   -----------------------------
     Income tax provision                          $ 8,533    $ 7,109     $3,886
     ===========================================================================

     The difference between income tax expense and the expected tax which would result from the use of the Federal statutory income tax rate is as follows:

     (in thousands)                                   1999       1998       1997
     ---------------------------------------------------------------------------

     Computed tax at statutory Federal rate        $ 7,309    $ 5,920     $3,254
     State income taxes, net of Federal benefit      1,129        931        522
     Amortization of excess of cost over
          fair value of assets acquired                136         86         86
     Other                                             (41)       172         24
     ---------------------------------------------------------------------------
     Income tax provision                          $ 8,533    $ 7,109     $3,886
     ===========================================================================

     Loss before income taxes from foreign operations was $591,000 in 1999 and $266,000 in 1998 respectively. The components of the deferred tax assets and deferred tax liabilities are as follows at December 31:

     (in thousands)                                              1999       1998
     ---------------------------------------------------------------------------

     Deferred Tax Assets:
          Net operating loss carryforwards
               Federal                                         $  282     $  279
               Foreign                                          1,408        991
               State                                               25         43
          Tax credits                                              41        106
          Other                                                 1,034        932
     ---------------------------------------------------------------------------
                                                                2,790      2,351
               Less valuation allowance                         1,749      1,520
     ---------------------------------------------------------------------------
               Deferred tax assets                              1,041        831
     ---------------------------------------------------------------------------

     Deferred Tax Liabilities:
          Other                                                   504        415
     ---------------------------------------------------------------------------
               Deferred tax liabilities                           504        415
     ---------------------------------------------------------------------------
               Net deferred tax asset                          $  537     $  416
     ===========================================================================

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  INCOME TAXES (continued)

     In 1999, the Company increased its valuation allowance as a result of foreign losses for which the realization of future tax benefits is uncertain.

     Certain of the Company's subsidiaries have foreign net operating loss carryforwards aggregating $3,556,000 ($364,000 with no expiration date; $3,192,000 expiring 2004 through 2007).

     At December 31, the Company had prepaid Federal and state taxes of approximately $2,987,000 in 1999 and $946,000 in 1998.

11.  COMMITMENTS AND CONTINGENCIES

     Service Agreements

     Osteotech is the exclusive processor of allograft bone tissue for large national and international clients. The Company provides these processing services pursuant to long-term service agreements. Osteotech's agreements with its clients generally provide for cross-indemnification against liability arising out of performance of the agreements. Effective January 1, 1997 the Company entered into a new ten-year processing agreement with one of its major allograft bone tissue processing clients, the American Red Cross Tissue Services ("ARC") and effective April 1, 1997 the Company entered into a new five-year processing agreement with its other major client, the Musculoskeletal Transplant Foundation ("MTF").

     Customers of the Company's other products and services generally purchase such products and services pursuant to purchase orders or non-exclusive supply agreements which are cancelable at any time by either party.

     License and Option Agreement

     In June, 1997, the Company entered into an exclusive worldwide license agreement for its proprietary PolyActive(TM) polymer biomaterial technology and patents with IsoTis BV (formerly Matrix Medical BV), The Netherlands. Pursuant to the terms of the agreement, the Company received an up front license payment of 500,000 Dutch Guilders ("dfl") or approximately $257,000 in 1997 and two additional license payments of dfl 250,000 or approximately $124,000 in 1998, and approximately $118,000 in 1999, which were recognized as license fee revenue. Additionally, IsoTis BV has an option to acquire the technology for dfl 4-million (approximately $1,828,000 at the December 31, 1999 exchange rate) commencing in the third year of the agreement and extending through the sixth year of the agreement.

     Throughout the term of the agreement, which is the longer of ten years from the first commercial sale of product or the life of the patents, the Company will receive a royalty of 5% of net sales, declining to 2% of net sales if the option to purchase the technology is exercised. Further, the agreement requires IsoTis BV to achieve certain milestones during the first three years of the agreement. Failure to do so will result in its loss of exclusive rights to the patents and technology. Through December 31, 1999, IsoTis has achieved all milestones associated with the agreement.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  COMMITMENTS AND CONTINGENCIES (continued)

     Litigation

     GenSci Regeneration Laboratories, Inc. v. Osteotech, Inc.; Osteotech, Inc.
     v. GenSci Regeneration Sciences, Inc.

     In January, 1998, the Company filed a patent infringement action against GenSci Regeneration Laboratories, Inc. ("GenSci Labs") and GenSci Regeneration Sciences, Inc. ("GenSci Sciences") alleging that the GenSci parties violated claims of one of the patents involving the Company's Grafton(R) Demineralized Bone Matrix (DBM) process. Approximately two weeks after Osteotech's filing, GenSci Labs filed a suit against the Company alleging infringement of two patents assigned to GenSci Labs in addition to tortious interference with a business expectancy, negligent interference with a prospective economic advantage and inducing breach of contract and seeking a declaratory judgment of the invalidity of the Company's patents U.S. Patent Nos. 5,284,655 and 5,290,558 covering Grafton(R) DBM. In February, 1998, GenSci Labs amended its complaint alleging essentially the same causes of action but adding a third patent to the allegation of patent infringement. In August, 1998, the actions were consolidated into one case before the United States District Court for the Central District of California.

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

     In November, 1999, the Company settled all claims which it had filed against DePuy. As part of the settlement, DePuy has agreed to stop selling the GenSci products accused of infringing the Company's patents, no later than February 4, 2001 and to pay the Company $3,000,000. A payment of $2,000,000 was received in the fourth quarter of 1999 and payments of $250,000 each will be made at the end of each quarter in 2000 unless DePuy discontinues selling the GenSci products during the year, at which time DePuy would not be obligated for payments beyond the quarter in which it stopped selling the GenSci products.

     Discovery on all of the claims asserted in this litigation is ongoing. The Company believes that the claims made against it by the GenSci parties are without merit and will continue to vigorously defend any claims against it, prosecute the claims it has asserted in this action, and vigorously and affirmatively protect its products and intellectual property to the fullest extent possible under the law.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  COMMITMENTS AND CONTINGENCIES (continued)

     GenSci Orthobiologics, Inc. v. Osteotech, Inc.

     On March 6, 2000, GenSci Orthobiologics, Inc. ("GenSci") filed a complaint in the United States District Court for the Central District of California against Osteotech, alleging unlawful monopolization and attempt to monopolize the market for demineralized bone matrix and for entering agreements in restraint of trade, in violation of sections 1 and 2 of the Sherman Antitrust Act and Section 3 of the Clayton Act; and for unlawful and unfair business practices in violation of section 17200 of the California Unfair Competition Law. GenSci has alleged that Osteotech has monopoly power in the market for demineralized bone matrix products in the United States, and has engaged in anticompetitive conduct by improperly asserting its patents through patent infringement actions, seeking to have the Food and Drug Administration remove certain of GenSci's products from the market, restricting competitors' access to raw materials, interfering with GenSci's arrangements to manufacture demineralized bone matrix implants, interfering with GenSci's marketing and distribution arrangements, and disparaging GenSci's products. GenSci seeks compensatory, incidental, consequential, and punitive damages in an unspecified amount, and injunctive relief to stop Osteotech from restricting the tissue banks for which it processes tissue from (a) supplying processed demineralized bone matrix to Osteotech's competitors and (b) distributing the demineralized bone matrix implant products of Osteotech's competitors. Many of these allegations were previously asserted by GenSci in its ongoing patent litigation with Osteotech in the Central District of California federal court.

     The Company believes the claims made in this lawsuit are without merit and intend to vigorously defend against these claims.

     University of Florida Tissue Bank, Inc. v. Osteotech, Inc.

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

     Discovery on all of the claims asserted in this litigation is ongoing. The Company believes that the claims made against it in this action are without merit and will continue to vigorously defend against such claims.

                       OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  COMMITMENTS AND CONTINGENCIES (continued)


     Medtronic Sofamor Danek, Inc., Sofamor Danek L.P. and Sofamor Holdings, Inc. v. Osteotech, Inc.

     In July, 1999, Medtronic Sofamor Danek Inc., Sofamor Danek L.P. and Sofamor Danek Holdings, Inc. ("Danek") sued Osteotech in the United States District Court for the Western District of Tennessee alleging that instruments, instrument sets and cortical bone dowel products, manufactured, sold and/or otherwise distributed by the Company infringe on certain claims of U.S. Patent Nos. 5,741,253, entitled "Method for Inserting Spinal Implants", and 5,484,437, entitled "Apparatus and Method of Inserting Spinal Implants", which are owned by Danek. In September, 1999, the Company filed its answer and counter claims seeking a declaratory judgement that the patents in question in this action are invalid and otherwise not infringed by the Company. Plaintiffs filed their reply to the counterclaims in October, 1999.

     Discovery on all of the claims asserted in this litigation is ongoing. The Company believes that the claims made against it in this action are without merit and will continue to vigorously defend against such claims.

     Orthopaedic Bone Screw Products Liability Litigation

     Osteotech remains a defendant in one previously reported state court products liability action involving orthopaedic bone screws: Ponder v. Synthes. With respect to the Company and numerous other defendants, the case remains stayed.

     The Company believes that the claims made against it in this action are without merit and will continue to vigorously defend against such claims.

     "O" Company, Inc. v. Osteotech, Inc.

     In July, 1998, a complaint was filed against the Company in the Second Judicial District Court, Bernallilo County, New Mexico, which alleges negligence, strict liability, breach of warranty, negligent misrepresentation, fraud, and violation of the New Mexico Unfair Trade Practices Act arising from allegedly defective dental implant coating and coating services provided to plaintiffs by a subsidiary of the Company, Cam Implants BV. Plaintiffs have demanded unspecified monetary damages. In August, 1998, the Company removed this action to the United States District Court for the District of New Mexico and filed and served its answer, denying any and all liability in this action, and moved to dismiss five of the seven claims alleged against it. In March, 1999, the court dismissed with prejudice the plaintiff's negligence and strict liability claims. Remaining are claims for breach of warranty, negligent misrepresentation, fraud, and violation of the New Mexico Unfair Trade Practices Act. As to those claims, the Company has moved for summary judgement on the basis that all of the remaining claims are barred by their applicable statutes of limitations. At plaintiffs' request, the court permitted limited discovery on the matters related to the statute of limitations issue, which is ongoing.

     The Company believes that the claims made against it in this action are without merit and will continue to vigorously defend against such claims.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  COMMITMENTS AND CONTINGENCIES (continued)

     Medtronic Sofamor Danek, Inc. v. Arthur Alfaro

     In September, 1999, Medtronic Sofamor Danek, Inc. ("Medtronic"), sued Arthur A. Alfaro, a former Division President of Medtronic and currently the Company's President and Chief Operating Officer, in the Chancery Court of Tennessee for the Thirtieth Judicial District at Memphis, seeking to enjoin Mr. Alfaro from using or disclosing to any third party, including the Company, alleged confidential information or trade secrets of Medtronic and from working for the Company for a period of twelve months. In September, 1999, the Court issued a temporary restraining order prohibiting Mr. Alfaro from issuing or divulging any confidential information or trade secrets of Medtronic to any third party. In October, 1999, Mr. Alfaro filed and served his answer, denying any and all liability. In November, 1999, Mr. Alfaro and Medtronic reached a settlement of this action, and the action has been dismissed. Pursuant to an employment agreement between Mr. Alfaro and the Company, the Company paid Mr. Alfaro's legal fees and costs in connection with this action.

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

12.  STOCKHOLDERS' EQUITY

     Common  Stock

     In June, 1999, the stockholders of the Company approved an amendment to the Certificate of Incorporation increasing the number of authorized shares of Common Stock from 20,000,000 to 70,000,000.

     Preferred Stock

     The authorized capital of the Company includes 5,675,595 shares of Preferred Stock, the rights and provisions of which will be determined by the Board of Directors at the time any such shares are issued, if at all. No shares of Preferred Stock were issued or outstanding at December 31, 1999 and 1998.

     Stock Split

     On February 11, 1999, the Board of Directors authorized a three-for-two stock split in the form of a 50% stock dividend that was distributed on March 19, 1999 to stockholders of record on March 5, 1999. As a result of this action 54 fractional shares were not distributed. Stockholders' equity has been restated to give retroactive recognition to the stock split for all periods presented. In addition, all references in the financial statements to shares, per share data, stock option data and market prices of the Company's common stock have been restated.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  STOCKHOLDERS' EQUITY (continued)

     Stock Options

     The Company has two stock option plans under which stock options may be granted: the 1991 Stock Option Plan (the "1991 Plan") and the 1991 Independent Directors Stock Option Plan (the "Directors Plan").

     The 1991 Plan, as amended, authorizes the grant of up to 4,220,648 shares of the Company's common stock in the form of incentive stock options or non-qualified stock options to employees and consultants. Incentive stock options may be granted at prices not less than 100% of the fair market value at the date of option grant. Options generally become exercisable in ratable installments over a four-year period, with unexercised options expiring no later than ten years from the date of grant. In June, 1999, the stockholders of the Company authorized an amendment to the 1991 Plan limiting the number of shares issuable under options that may be granted to any individual to an aggregate of 500,000 shares per year.

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

     Stock option activity for the years 1999, 1998 and 1997 is as follows:

                                                         1999                       1998                       1997
                                                ---------------------      ----------------------     ----------------------
                                                             Weighted                    Weighted                   Weighted
                                                             Average                      Average                    Average
                                                             Exercise                    Exercise                   Exercise
                                                 Shares        Price         Shares        Price       Shares         Price
     -----------------------------------------------------------------------------------------------------------------------
     Outstanding at January 1,                  2,280,732       $9.35      2,524,011      $ 5.41      2,628,815       $3.88
         Granted                                  404,500       18.17        491,250       18.55        826,688        8.12
         Exercised                                791,566        5.76        703,836        3.86        858,147        3.45
         Canceled or expired                       27,144       16.40         30,693        4.29         73,345        4.13
     ----------------------------------------------------------------------------------------------------------------------
     Outstanding at December 31,                1,866,522      $11.93      2,280,732      $ 9.35      2,524,011       $5.41
     ----------------------------------------------------------------------------------------------------------------------
     Exercisable at December 31,                  995,529       $8.35      1,310,544      $ 6.41      1,678,523       $5.76
     ----------------------------------------------------------------------------------------------------------------------
     Available for grant at
         December 31,                             669,644                  1,047,000                  1,507,482
     ----------------------------------------------------------------------------------------------------------------------
     Weighted average fair value of
         options granted during the period                     $10.35                     $11.03                      $4.91
     ----------------------------------------------------------------------------------------------------------------------

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  STOCKHOLDERS' EQUITY (continued)

     The following table summarizes the information about stock options outstanding at December 31, 1999:

                                         Options Outstanding                           Options Exercisable
                         ---------------------------------------------        ------------------------------------
                                              Weighted
                             Number            Average        Weighted           Number
                         Outstanding at       Remaining        Average        Exercisable at          Weighted
         Range of         December 31,       Contractual      Exercise         December 31,            Average
      Exercise Prices         1999           Life (Years)       Price              1999             Exercise Price
     -------------------------------------------------------------------------------------------------------------

     $ 2.33 to $ 4.67        333,271             5.8           $ 4.09             284,897              $ 4.13

       5.00 to   6.67        232,251             6.5             6.11             110,564                6.05

       8.50 to  12.63        693,750             8.3             9.97             488,125                8.85

      13.00 to  18.75        259,375             9.1            16.04              33,750               15.76

      20.66 to  21.59        273,375             8.7            20.68              78,193               20.68

      34.37 to  37.88         74,500             9.4            37.06
     -------------------------------------------------------------------------------------------------------------
     $ 2.33 to $37.88      1,866,522             7.8           $11.93             995,529              $ 8.35
     =============================================================================================================

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

     (dollars in thousands except per share data)    1999        1998       1997
     ---------------------------------------------------------------------------
     Net income
         As reported                              $12,351     $10,304    $ 5,686
         Pro forma                                 10,927       9,032      3,334

     Net income per share
          As reported
             Basic                                $   .88     $   .78    $   .46
             Diluted                                  .84         .73        .43

         Pro forma
            Basic                                 $   .78     $   .68    $   .27
            Diluted                                   .75         .64        .23
     ---------------------------------------------------------------------------

     The pro forma effect on net income for 1999, 1998 and 1997 is not representative of the pro forma effect on net income in future years because, in accordance with FAS 123, it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  STOCKHOLDERS' EQUITY (continued)

     The fair value for the option grants was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                1999      1998       1997
     ---------------------------------------------------------------------------
     Expected life (years)                      5          8          7
     Risk free interest rate                    6.1%       5.1%       6.2%
     Volatility factor                         60.0%      50.0%      50.0%
     Dividend yield                             0.0%       0.0%       0.0%
     --------------------------------------------------------------------------

     Stock Warrants

     As part of financing and contract arrangements, the Company has, at certain times, issued warrants to purchase its Convertible Preferred Stock and Common Stock. Warrant activity for the years ended December 31, 1997, 1998 and 1999 is summarized as follows:

                                               Convertible Preferred
                                                   Stock Warrants
                                            --------------------------      Common
                                              Series           Series        Stock
                                                 A               D         Warrants
     --------------------------------------------------------------------------------
     Outstanding at December 31, 1996         16,730          323,572      195,546

          Exercised                           16,730          323,114      195,546
     --------------------------------------------------------------------------------
     Outstanding at December 31, 1997              0              458            0

     --------------------------------------------------------------------------------
     Outstanding at December 31, 1998              0              458            0

     --------------------------------------------------------------------------------
     Outstanding at December 31, 1999              0              458            0
     --------------------------------------------------------------------------------

          Exercise price                      $ 0.02           $ 3.72       $ 0.02
     --------------------------------------------------------------------------------

     Convertible Preferred Stock warrants are immediately convertible into Common Stock upon exercise on a share for share basis. Warrants are exercised through the payment of cash or under a cashless exercise. Under the cashless exercise method, the number of shares issued upon exercise of such warrant is determined by calculating the aggregate number of shares represented by the warrants using the closing price of the Company's Common Stock on the exercise date, deducting the aggregate exercise cost and dividing the net remaining amount by the market value per share on the exercise date. The outstanding warrants as of December 31, 1999 expire in May, 2000.

     Stock Purchase Plan

     The 1994 Employee Stock Purchase Plan provides for the issuance of up to 375,000 shares of Common Stock. Eligible employees may purchase shares of the Company's Common Stock through payroll deductions of 1% to 7 1/2% of annual compensation. The purchase price for the stock is 85% of the fair market value of the stock on the last day of each calendar quarter. At December 31, 1999, 244,560 shares were available for future offerings under this plan.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  STOCKHOLDERS' EQUITY (continued)

     Stock Repurchase Program

     In June 1998, the Board of Directors of the Company authorized the repurchase and retirement of up to $5,000,000 of common stock through open market purchases. During August 1998, the Company completed this program and had repurchased and retired 367,500 shares of common stock at a cost of $4,958,000.

     Stockholder Rights Agreement

     In January, 1996, the Board of Directors of the Company unanimously adopted a stockholder rights agreement (the "Rights Agreement") declaring a dividend of one preferred stock purchase right (the "Right") for each outstanding share of common stock as of February 12, 1996. Upon the occurrence of certain events, each Right entitles the stockholder to purchase from the Company one one-hundredth of a preferred share at a price of $170.00 per one one-hundredth of a preferred share, subject to adjustment. The Rights will not be exercisable or separable from the common shares until ten business days after a person or group acquires or tenders for 20% or more of the Company's outstanding common shares ("triggering event"). The Rights Agreement also provides that, after a triggering event occurs, the Rights convert into a Right to buy common stock and entitle its holder to receive upon exercise that number of common shares having a market value of two times the exercise price of the Right. In the event the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to receive upon exercise of the Right, at the Right's then current exercise price, that number of the acquiring company's common shares having a market value of two times the exercise price of the Right. The Company is entitled to redeem the Rights at a price of $.01 per Right at any time prior to their becoming exercisable, and the Rights expire on March 31, 2009. The Rights Agreement was adopted to maximize the value of all stockholders' ownership interest in the Company by establishing a deterrent to abusive takeover tactics sometimes used in challenges for corporate control.

13.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     (in thousands)                                     1999      1998      1997
     ---------------------------------------------------------------------------
          Cash paid during the year for taxes         $4,476   $ 2,120   $ 1,071
          Cash paid during the year for interest          33        50       101
          Acquisition of business:
               Fair value of assets acquired           2,563
               Liabilities assumed                     2,669

14.  SUPPLEMENTAL STATEMENT OF OPERATIONS INFORMATION

     Maintenance and repairs expense for the years ended December 31, 1999, 1998 and 1997 was $2,240,000, $1,344,000 and $1,164,000 respectively.
     Depreciation and amortization expense related to property, plant and equipment for the years ended December 31, 1999, 1998 and 1997 was $2,745,000, $2,050,000 and $1,699,000 respectively.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                                                          Year Ended
                                                                       -------------------------------------------------
       (dollars in thousands except per share data)                        1999              1998              1997
                                                                       -------------------------------------------------

         Net income available to common
               Shareholders                                            $    12,351        $    10,304        $     5,686
     -------------------------------------------------------------------------------------------------------------------
         Denominator for basic earnings per share:
             Weighted average:
                 Common shares outstanding                              14,024,468         13,259,784         12,215,736
                 Nominal warrants outstanding(a)                                                                 173,388
                                                                       -------------------------------------------------
                                                                        14,024,468         13,259,784         12,389,124
         Effect of dilutive securities:
                 Stock options                                             593,933            826,810            732,935
                 Warrants                                                      385                355             66,714
                                                                       -------------------------------------------------
         Denominator for diluted earnings per share                     14,618,786         14,086,949         13,188,773
     -------------------------------------------------------------------------------------------------------------------

         Basic earnings per share                                      $       .88        $       .78        $       .46
     -------------------------------------------------------------------------------------------------------------------

         Diluted earnings per share                                    $       .84        $       .73        $       .43
     -------------------------------------------------------------------------------------------------------------------

     (a)  Nominal warrants are warrants with an exercise price of $.02.


16.  OPERATING SEGMENTS

     Effective January 1, 1998, the Company adopted SFAS 131 (see Note 3). Prior year information has been restated to present the Company's two reportable business segments: the Grafton(R) DBM Segment and Base Tissue Segment. The Grafton(R) DBM Segment engages in the processing and marketing Grafton(R) DBM. Grafton(R) DBM is processed using the Company's advanced proprietary demineralization process. The Base Tissue Segment engages in the processing of primarily mineralized weight-bearing allograft bone tissue which is generally marketed by the Company's clients.

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

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  OPERATING SEGMENTS (continued)

     Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes information for other business units below the quantitative thresholds. The Company's other business units engage in providing ceramic and titanium plasma spray coating services and ceramic products to orthopaedic and dental implant manufacturers, marketing and distributing metal spinal implant products and processing, marketing and distributing bovine bone products outside of the United States.

                                                 Grafton(R)        Base
                                                    DBM           Tissue
     (in thousands)                                Segment        Segment         Other       Consolidated
     ------------------------------------------------------------------------------------------------------
     Revenues:
         1999                                      $45,136        $25,751        $ 4,723         $75,610
         1998                                       39,128         17,323          2,750          59,201
         1997                                       26,653         14,426          3,852          44,931
     ------------------------------------------------------------------------------------------------------

     Operating income (loss):
         1999                                      $17,063         $6,434        $(3,645)        $19,852
         1998                                       13,404          4,170         (1,293)         16,281
         1997                                        6,962          2,686           (661)          8,987
     ------------------------------------------------------------------------------------------------------

     Depreciation and
     amortization:
         1999                                      $ 1,203        $ 1,153        $   942         $ 3,298
         1998                                        1,180            742            481           2,403
         1997                                          799            740            526           2,065
     ------------------------------------------------------------------------------------------------------

     Financial information by geographic area is summarized as follows:

     (in thousands)                 United States       Europe      Consolidated
     ---------------------------------------------------------------------------

     Revenues
          1999                        $71,517          $ 4,093        $75,610
          1998                         56,876            2,325         59,201
          1997                         41,887            3,044         44,931

     Long-lived Assets
          1999                        $32,068          $ 1,927        $33,995
          1998                         15,449              595         16,044
          1997                         11,023              627         11,650

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  OPERATING SEGMENTS (continued)

     Two of the Company's customers individually comprise 10% or more of the Company's consolidated net revenues. Revenues by customer, which are reported as part of the Company's Grafton(R) DBM and Base Tissue Segments, are as follows:

     (in thousands)                   1999           1998          1997
     ---------------------------------------------------------------------

     Revenues

          MTF                       $42,095       $33,286         $25,731
          ARC                        28,436        23,020          15,442
     ---------------------------------------------------------------------
                                    $70,531       $56,306         $41,173
     =====================================================================

17.  RETIREMENT BENEFITS

     The Company has a 401(k) plan which covers substantially all full time U.S. employees. The Company has agreed to contribute an amount equal to 25% of each participant's contribution. A participant's contribution may not exceed 15% of annual compensation, or the maximum allowed by the Internal Revenue Code, if less than 15% of compensation. Provisions of the plan include graduated vesting over five years of service. Total Company contributions for the years ended December 31, 1999, 1998 and 1997 were $287,000, $221,000 and $161,000 respectively.

     Certain of the Company's foreign subsidiaries provide retirement benefits to their employees through the purchase of non-participating annuity contracts. The expenses for these contracts were $53,000, $88,000 and $56,000 for the years ended December 31, 1999, 1998 and 1997.

     The Company does not maintain any other pension or post retirement plans.

18.  RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the 1999 presentation.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.  QUARTERLY FINANCIAL DATA (unaudited)


     The following is a summary of the unaudited quarterly results for the years ended December 31, 1999 and 1998:

                                                             Quarter Ended
     (dollars in thousands                ----------------------------------------------------
      except per share data)              March 31       June 30       Sept. 30        Dec. 31
     -----------------------------------------------------------------------------------------
     1999

     Net revenues                         $18,688        $19,720        $17,469        $19,733
     Cost of services and products          5,857          6,115          5,643          6,294
     Net income (a)                         3,158          3,344          3,248          2,601
     Net income per share (a)
          Basic                           $   .23        $   .24        $   .23        $   .18
          Diluted                             .22            .23            .22            .18
     -----------------------------------------------------------------------------------------

     1998
     Net revenues                         $13,475        $15,254        $14,283        $16,189
     Cost of services and products          4,227          4,639          4,142          4,631
     Net income                             2,106          2,429          2,618          3,151
     Net income per share
          Basic                           $   .16        $   .18        $   .20        $   .23
          Diluted                             .15            .17            .19            .22
     -----------------------------------------------------------------------------------------

     (a) Pretax results of operations in 1999 include income from litigation settlement of $2,000,000 of which $1,750,000 was recognized in the third quarter and $250,000 in the fourth quarter.

                                                                     SCHEDULE II

                        OSTEOTECH, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                                            Additions
                                                   Balance At    ------------------------------                          Balance At
                                                   Beginning       Charged To         Charged                               End
                                                   Of Period        Expenses         To Other          Deductions         Of Period
                                                 -----------------------------------------------------------------------------------
For the year ended December 31, 1999:
     Allowance for doubtful accounts                $  148         $  (3)(a)         $ (10)(b)         $    (6)(e)         $  129
     Valuation allowance for deferred
           tax asset                                 1,520           416(d)           (123)(b)             (64)(e)          1,749

For the year ended December 31, 1998:
     Allowance for doubtful accounts                   147            (3)(a)             6(b)               (2)(e)            148
     Valuation allowance for deferred
           tax asset                                 1,187           272(d)             61(b)                0              1,520

For the year ended December 31, 1997:
     Allowance for doubtful accounts                   163             0               (11)(b)              (5)(e)            147
     Valuation allowance for deferred
           tax asset                                 4,530           (40)(d)          (131)(b)          (3,172)(e)          1,187

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

                      Report of Independent Accountants on
                          Financial Statement Schedule

To the Board of Directors of Osteotech, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 18, 2000, except as to certain information presented in Note 11 for which the date is March 6, 2000, appearing on page F-2 of this 1999 Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this 1999 Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Florham Park, New Jersey
February 18, 2000, except as to certain
information presented in Note 11
for which the date is March 6, 2000