Form 10-Q
period 2000-03-31
OSTEOTECH INC
filed 2000-05-15
CIK 874734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)

[x]   Quarterly  Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the Period Ended March 31, 2000

                                       or

[_]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the Transition Period from ____________ to ___________


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

Common Stock, $.01 par value - 14,240,162 shares as of April 30, 2000.

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements


                        OSTEOTECH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (dollars in thousands)

                                                                                                   March 31,           December 31,
                                                                                                     2000                  1999
                                                                                                   ---------------------------------
ASSETS
------------------------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                                                     $ 18,618                $ 16,770
     Short-term investments                                                                           1,942                   3,946
     Accounts receivable, net                                                                        12,143                  15,095
     Prepaid expenses, inventories
        and other current assets                                                                     15,713                  14,502
                                                                                                   --------------------------------
        Total current assets                                                                         48,416                  50,313

Property, plant and equipment, net                                                                   37,804                  33,995
Excess of cost over net assets of business
     acquired, less accumulated amortization
     of $2,185 in 2000 and $2,089 in 1999                                                             3,586                   3,682
Other assets                                                                                          1,695                   1,740
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                       $ 91,501                $ 89,730
====================================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                                                      $ 12,844                $ 13,231
                                                                                                   ---------------------------------
        Total current liabilities                                                                    12,844                  13,231

Long-term debt                                                                                        6,359                   6,359
Other liabilities                                                                                       717                     734
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                    19,920                  20,324
------------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 5,676,595 shares
         authorized; no shares issued or outstanding
     Common stock, $.01 par value; 70,000,000 shares
         authorized; issued and outstanding 14,237,912
         shares in 2000 and 14,194,126 shares in 1999                                                   141                     140
     Additional paid-in capital                                                                      49,093                  48,837
     Accumulated other comprehensive loss                                                              (427)                   (376)
     Retained earnings                                                                               22,774                  20,805
------------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                           71,581                  69,406
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                         $ 91,501                $ 89,730
====================================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                  (dollars in thousands, except per share data)

Three Months Ended March 31,                                                                          2000                      1999
-----------------------------------------------------------------------------------------------------------------------------------
Net revenues:
     Service                                                                                   $    17,743               $    17,857
     Product                                                                                           903                       831
                                                                                               ------------------------------------
                                                                                                    18,646                    18,688

Cost of services                                                                                     5,629                     5,454
Cost of products                                                                                       582                       403
                                                                                               ------------------------------------
                                                                                                     6,211                     5,857
                                                                                               ------------------------------------

Gross profit                                                                                        12,435                    12,831


Marketing, general and administrative expenses                                                       8,132                     6,374
Research and development expense                                                                     1,360                     1,452
                                                                                               ------------------------------------
                                                                                                     9,492                     7,826
                                                                                               ------------------------------------

Income from litigation settlement                                                                      250
                                                                                               ------------------------------------

Operating income                                                                                     3,193                     5,005

Interest and other income, net                                                                         306                       250
                                                                                               ------------------------------------

Income before income taxes                                                                           3,499                     5,255

Income tax provision                                                                                 1,530                     2,097

-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                     $     1,969               $     3,158
====================================================================================================================================
Net income per share:
      Basic                                                                                    $       .14               $       .23
      Diluted                                                                                  $       .13               $       .22
-----------------------------------------------------------------------------------------------------------------------------------
Shares used in computing net income per share:
      Basic                                                                                     14,215,046                13,721,763
      Diluted                                                                                   14,620,179                14,548,709
====================================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)

   Three Months Ended March 31,                                                                       2000                   1999
------------------------------------------------------------------------------------------------------------------------------------
   Cash Flow From Operating Activities
      Net income                                                                                    $  1,969               $  3,158
      Adjustments to reconcile net income to
         Net cash provided by operating activities:
            Depreciation and amortization                                                                918                    766
            Provision for doubtful accounts                                                                3
            Changes in assets and liabilities:

                  Accounts receivable                                                                  2,956                 (1,285)
                  Prepaid expenses, inventories and
                       other current assets                                                           (1,289)                  (921)
                  Accounts payable and other liabilities                                                (291)                (1,080)
------------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                                           4,266                    638

   Cash Flow From Investing Activities
      Capital expenditures                                                                            (4,665)                (4,261)
      Purchases of investments                                                                        (1,942)                (7,688)
      Proceeds from sale of investments                                                                3,946                  1,946
      Acquisition of business                                                                                                (1,467)
      Increase in other assets                                                                            (7)                  (162)
------------------------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                                              (2,668)               (11,632)

   Cash Flow From Financing Activities
      Proceeds from issuance of common stock                                                             235                  2,511
      Income tax benefit related to stock options                                                         22                  2,657
      Proceeds from issuance of notes payable                                                                                   116
      Principal payments on notes payable                                                                                      (268)
      Principal payments on long-term debt
         and obligations under capital leases                                                                                  (573)
      Increase in other liabilities                                                                                             171
------------------------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                                             257                  4,614

   Effect of exchange rate changes on cash                                                                (7)                   (63)
------------------------------------------------------------------------------------------------------------------------------------

   Net increase (decrease) in cash and cash equivalents                                                1,848                 (6,443)
   Cash and cash equivalents at beginning of period                                                   16,770                 15,119
------------------------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at end of period                                                       $ 18,618               $  8,676
===================================================================================================================================

   Supplementary cash flow data:
      Cash paid during the period for interest                                                      $    171               $     16
      Cash paid during the period for taxes                                                                2                      5
      Acquisition of business:
         Fair value of assets acquired                                                                                        2,563
         Liabilities assumed                                                                                                  2,669

See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) considered necessary by management to present fairly the consolidated financial position as of March 31, 2000 and December 31, 1999, and the consolidated results of operations and the consolidated cash flows for the three-month periods ended March 31, 2000 and 1999. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The December 31, 1999 financial information has been derived from the audited financial statements for the year ended December 31, 1999. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999 which were included as part of Osteotech's Report on Form 10-K.

2.   Inventories

     Inventories consist of the following:

                                                March 31,     December 31,
(dollars in thousands)                            2000            1999
--------------------------------------------------------------------------

Raw Materials                                    $1,360          $  912
Finished Goods                                    2,709           2,493
--------------------------------------------------------------------------

                                                 $4,069          $3,405
--------------------------------------------------------------------------

3.   Comprehensive Income

     Comprehensive income for the three-month periods ended March 31, 2000 and 1999 was:


(dollars in thousands)                            2000             1999
--------------------------------------------------------------------------

Net income                                      $ 1,969          $ 3,158

Currency translation adjustments                    (51)            (151)
--------------------------------------------------------------------------
Comprehensive Income                            $ 1,918          $ 3,007
--------------------------------------------------------------------------

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

4.   Commitments and Contingencies

     Litigation

     GenSci Regeneration Laboratories,  Inc. v. Osteotech, Inc.; Osteotech, Inc.
     v. GenSci Regeneration Sciences, Inc.

     In January, 1998, the Company filed a patent infringement action against GenSci Regeneration Laboratories, Inc. ("GenSci Labs") and GenSci Regeneration Sciences, Inc. ("GenSci Sciences") alleging that the GenSci parties violated claims of one of the patents involving the Company's Grafton(R) Demineralized Bone Matrix (DBM) process. Approximately two weeks after the Company's filing, GenSci Labs filed a suit against the Company alleging infringement of two patents assigned to GenSci Labs in addition to tortious interference with a business expectancy, negligent interference with a prospective economic advantage and inducing breach of contract and seeking a declaratory judgment of the invalidity of the Company's patents U.S. Patent Nos. 5,284,655 and 5,290,558 covering Grafton(R) DBM. In February, 1998, GenSci Labs amended its complaint alleging essentially the same causes of action but adding a third patent to the allegation of patent infringement. In August, 1998, the actions were consolidated into one case before the United States District Court for the Central District of California.

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

     In November, 1999, the Company settled all claims which it had filed against DePuy. As part of the settlement, DePuy has agreed to stop selling the GenSci products accused of infringing the Company's patents, no later than February 4, 2001 and to pay the Company $3,000,000. Payments of $2,000,000 and $250,000 were received in the fourth quarter of 1999 and the first quarter of 2000, respectively. Payments of $250,000 each will be made at the end of each quarter in 2000 unless DePuy discontinues selling the GenSci products during the year, at which time DePuy would not be obligated for payments beyond the quarter in which it stopped selling the GenSci products.

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

4.   Commitments and Contingencies (continued)

     In April, 2000, the Company reached an agreement with GenSci Labs, and GenSci Sciences regarding certain legal matters in this lawsuit. They include the dismissal with prejudice of all of GenSci's patent infringement claims against the Company's proprietary Grafton(R) DBM products and an agreement to stay any action in GenSci's recently filed anti-trust suit against the Company until the completion of the trial of the Company's patent infringement claims against GenSci. GenSci has also agreed to dismiss all of the tort claims that it had brought against the Company in the patent lawsuit without prejudice for the purpose of allowing GenSci to transfer these claims to the anti-trust action that GenSci filed against the Company on March 6, 2000. As a result of these dismissals, GenSci will no longer have any claims against the Company in the patent action. The only remaining claims in the patent action involve the Company's allegations that GenSci has infringed certain of the Company's patents through the sale of the Dynagraft(TM) Gel and Dynagraft(TM) Putty products. This agreement was subject to court approval, which approval has been received.

     The Company will continue to vigorously prosecute the claims it has asserted in this action to protect its products and intellectual property to the fullest extent possible under the law.

     GenSci Orthobiologics, Inc. v. Osteotech, Inc.

     On March 6, 2000, GenSci Orthobiologics, Inc. ("GenSci") filed a complaint in the United States District Court for the Central District of California against Osteotech, alleging unlawful monopolization and attempting to monopolize the market for demineralized bone matrix and for entering agreements in restraint of trade, in violation of sections 1 and 2 of the Sherman Antitrust Act and Section 3 of the Clayton Act; and for unlawful and unfair business practices in violation of section 17200 of the California Unfair Competition Law. GenSci has alleged that Osteotech has monopoly power in the market for demineralized bone matrix products in the United States, and has engaged in anticompetitive conduct by improperly asserting its patents through patent infringement actions, seeking to have the Food and Drug Administration remove certain of GenSci's products from the market, restricting competitors' access to raw materials, interfering with GenSci's arrangements to manufacture demineralized bone matrix implants, interfering with GenSci's marketing and distribution arrangements, and disparaging GenSci's products. GenSci seeks compensatory, incidental, consequential, and punitive damages in an unspecified amount, and injunctive relief to stop Osteotech from restricting the tissue banks for which it processes tissue from (a) supplying processed demineralized bone matrix to Osteotech's competitors and (b) distributing the demineralized bone matrix implant products of Osteotech's competitors. Many of these allegations were previously asserted by GenSci in its ongoing patent litigation with Osteotech in the Central District of California federal court.

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)


4.   Commitments and Contingencies (continued)

     In April, 2000, the Company reached an agreement with GenSci whereby tort claims that were dismissed from the patent litigation would be transferred to this action and this action was stayed until the completion of the trial of the Company's patent infringement claims against GenSci.

     The Company believes the claims made in this lawsuit are without merit and intends to vigorously defend against these claims.

     University of Florida Tissue Bank, Inc. v. Osteotech, Inc.

     In February, 1999, a complaint was filed against the Company in the United States District Court for the Northern District of Florida. This action, which has been brought by plaintiffs, University of Florida Tissue Bank, Inc., Regeneration Technologies, Inc., Sofamor Danek Group, Inc., and Sofamor Danek L.P. alleges that the Company's bio-d(TM)threaded cortical bone dowel and Endodowel infringe on the claims of U.S. Patent No.
     5,814,084,   entitled   "Diaphysical   Cortical  Dowel."  In  April,  1999,
     plaintiffs filed an amended complaint adding a claim for patent infringement against the Company with respect to U.S. Patent No. 5,814,084, entitled "Bone Grafting Units", which is owned by plaintiff University of Florida Tissue Bank, Inc. In May, 1999, the Company filed its answer and counterclaim seeking declaratory judgment that the patents in question in this action are invalid and otherwise not infringed by the Company.
     Although the plaintiffs seek monetary damages, an amount has not been specified. In May, 1999, plaintiffs filed their reply to the Company's counterclaims.

     Discovery on all of the claims asserted in this litigation is ongoing. The Company believes that the claims made against it in this action are without merit and will continue to vigorously defend against such claims.

     Medtronic Sofamor Danek, Inc., Sofamor Danek L.P. and Sofamor Holdings, Inc. v. Osteotech, Inc.

     In July, 1999, Medtronic Sofamor Danek Inc., Sofamor Danek L.P. and Sofamor Danek Holdings, Inc. ("Danek") sued Osteotech in the United States District Court for the Western District of Tennessee alleging that instruments, instrument sets and cortical bone dowel products, manufactured, sold and/or otherwise distributed by the Company infringe on certain claims of U.S. Patent Nos. 5,741,253, entitled "Method for Inserting Spinal Implants", and 5,484,437, entitled "Apparatus and Method of Inserting Spinal Implants", which are owned by Danek. In September, 1999, the Company filed its answer and counterclaims seeking a declaratory judgement that the patents in question in this action are invalid and otherwise not infringed by the Company. Plaintiffs filed their reply to the counterclaims in October, 1999.

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

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)


4.   Commitments and Contingencies (continued)

     Orthopaedic Bone Screw Products Liability Litigation

     The Company remained a defendant in one previously reported state court products liability action involving orthopaedic bone screws: Ponder v. Synthes. This action has been discontinued.

     "O" Company, Inc. v. Osteotech, Inc.

     In July,  1998,  a  complaint  was filed  against the Company in the Second
     Judicial District Court, Bernallilo County, New Mexico, which alleges negligence, strict liability, breach of warranty, negligent misrepresentation, fraud, and violation of the New Mexico Unfair Trade Practices Act arising from allegedly defective dental implant coating and coating services provided to plaintiffs by a subsidiary of the Company, Cam Implants BV. Plaintiffs have demanded unspecified monetary damages. In August, 1998, the Company removed this action to the United States District Court for the District of New Mexico and filed and served its answer, denying any and all liability in this action, and moved to dismiss five of the seven claims alleged against it. In March, 1999, the court dismissed with prejudice the plaintiff's negligence and strict liability claims. Remaining are claims for breach of warranty, negligent misrepresentation, fraud, and violation of the New Mexico Unfair Trade Practices Act. As to those claims, the Company has moved for summary judgment on the basis that all of the remaining claims are barred by their applicable statutes of limitations. At plaintiff's request, the court permitted limited discovery on the matters related to the statute of limitations issue, which is ongoing.

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

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

5.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share for the three-month periods ended March 31, 2000 and 1999:


    (dollars in thousands except per share data)                                                       2000                1999
-----------------------------------------------------------------------------------------------------------------------------------

    Net income available to common
     Shareholders                                                                                  $      1,969        $      3,158
-----------------------------------------------------------------------------------------------------------------------------------
    Denominator for basic earnings per share:
    Weighted average common shares outstanding                                                       14,215,046          13,721,763

    Effect of dilutive securities:
        Stock options                                                                                   404,792             826,541
        Warrants                                                                                            341                 405
-----------------------------------------------------------------------------------------------------------------------------------
    Denominator for diluted earnings per share                                                       14,620,179          14,548,709
-----------------------------------------------------------------------------------------------------------------------------------

        Basic earnings per share                                                                   $        .14        $        .23
-----------------------------------------------------------------------------------------------------------------------------------

        Diluted earnings per share                                                                 $        .13        $        .22
-----------------------------------------------------------------------------------------------------------------------------------

6.   Operating Segments

     Summarized in the table below is financial information for our reportable segments for the three-month periods ending March 31, 2000 and 1999:


         (dollars in thousands)                                                                        2000                 1999
-----------------------------------------------------------------------------------------------------------------------------------
         Revenues:
           Grafton(R)DBM Segment                                                                   $     10,104        $     11,575
           Base Tissue Segment                                                                            7,311               5,803
           Other                                                                                          1,231               1,310
           Consolidated                                                                                  18,646              18,688
-----------------------------------------------------------------------------------------------------------------------------------
         Operating income (loss):
           Grafton(R)DBM Segment                                                                   $      2,628        $      4,438
           Base Tissue Segment                                                                            1,399               1,434
           Other                                                                                           (834)               (867)
           Consolidated                                                                                   3,193               5,005
-----------------------------------------------------------------------------------------------------------------------------------


7.   Reclassifications

     Certain prior year amounts have been reclassified to conform to the 2000 presentation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information contained herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Some of the matters set forth in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 1999, constitute cautionary statements identifying factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999

Results of Operations

Net Income

Consolidated net income in the first quarter of 2000 decreased to $1,969,000 or $.13 diluted net income per share as compared to net income of $3,158,000 or $.22 diluted net income per share in the first quarter of 1999.

The following is a discussion of factors affecting results of operations for the three-month periods ended March 31, 2000 and 1999.

Net Revenues

Consolidated net revenues in the first quarter of 2000 were $18,646,000, or approximately the same as consolidated revenues in the first quarter of 1999 of $18,688,000. Domestic revenues, which consist principally of revenues from the Grafton(R) DBM and Base Tissue segments, increased less than 1% in the first quarter to $17,531,000 from $17,471,000 in the first quarter of 1999. Foreign revenues decreased 8% in the first quarter to $1,115,000 compared to $1,217,000 in the first quarter of 1999. The decrease in foreign revenues resulted primarily from decreased unit volume for ceramic and bovine products.

First quarter 2000 Grafton(R) DBM Segment revenues decreased 13% to $10,104,000 from $11,575,000 in the first quarter of 1999. Despite growth of approximately 6% at the hospital/end-user level, our revenues decreased as a result of our clients' purchasing less Grafton(R) DBM products in the first quarter of 2000 than they needed to meet hospital/end-user demand because they used $1,500,000 of excess inventory purchased in December, 1999 ahead of a 4% price increase which became effective January 1, 2000. Additionally, in the first quarter 1999, our clients had purchased approximately $675,000 of inventory in excess of what was required to meet hospital/end-user demand because they anticipated stronger hospital/end-user sales in the second quarter of 1999. Our Grafton(R) DBM products have faced increasing competition as more companies have developed products with characteristics similar to Grafton(R) DBM. Although we expect that this competition will continue in the future, we expect demand for our Grafton(R) DBM products to grow as we introduce the product line into additional markets in both the U.S. and Europe.

Base Tissue Segment revenues increased 26% in the first quarter of 2000 to $7,311,000 from $5,803,000 in the first quarter of 1999. The increase resulted from an 18% increase in the number of donors processed for our clients, a 3.4% base tissue processing fee increase effective January 1, 2000, a 16% increase in bioimplant revenues and a 338% increase in OsteoPure(R) Femoral Head processing revenues.

During the first three months of 2000 and 1999, two of our clients in the Grafton(R) DBM and Base Tissue Segments accounted for 49% and 42%, and 56% and 37% of revenues, respectively.

Gross Profit

Gross profit as a percentage of revenues was 67% in the first quarter of 2000 and 69% in the first quarter of 1999. The decrease results from; (i) the absorption of costs associated with additional allograft tissue processing capacity which was added in 1999 to meet the anticipated growth in our allograft tissue business, and (ii) the decline in revenues in the Grafton(R) DBM Segment, which has a higher gross profit than other services and products.

Marketing, General and Administrative

Marketing, general and administrative expenses increased 28% to $8,132,000 in the first quarter of 2000 compared to $6,374,000 in the same period last year. The increase was primarily attributable to: (i) increased legal fees associated with patent infringement lawsuits in both the Grafton(R) DBM Segment and the Base Tissue Segments, and (ii) expanded marketing and promotional activities associated with the bio-d(TM) threaded cortical bone dowel, which is included in the Base Tissue Segment.

Research and Development

Research and development expenses decreased 6% to $1,360,000 in the first quarter of 2000 compared to $1,452,000 in the same period in 1999 due to decreased spending associated with development of metal implants and biomaterials. First quarter 2000 research and development spending in the Grafton(R) DBM and Base Tissue Segments remained at approximately the same level as in the first quarter of 1999.

Operating Income

Consolidated operating income decreased 36% to $3,193,000 in the first quarter of 2000 compared to $5,005,000 in the first quarter of 1999 primarily as a result of decreased operating income in both the Grafton(R) DBM and Base Tissue Segments.

Grafton(R) DBM Segment operating income, which includes $250,000 of income from the DePuy patent litigation settlement that was concluded in 1999, decreased 41% to $2,628,000 in the first quarter of 2000 compared to $4,438,000 in the same period in 1999. The decrease results primarily from lower Grafton(R) revenues and increased costs associated with a patent lawsuit. Base Tissue Segment operating income decreased 2% to $1,399,000 in the first quarter of 2000 compared to $1,434,000 in the first quarter of 1999. The decrease resulted from legal expenses associated with two patent lawsuits and increased marketing and promotional spending related to bio-d(TM) threaded cortical bone dowel, partially offset by higher gross profit from the increase in revenues discussed above.

Income Tax Provision

The effective income tax rate increased to approximately 44% in the first quarter of 2000 from 40% in the first quarter of 1999. The high effective income tax rate in 2000 is caused by non-deductible foreign losses.

Liquidity and Capital Resources

At March 31, 2000, we had cash and short-term investments of $20,560,000 compared to $20,716,000 at December 31, 1999. We invest excess cash in U.S. Government-backed securities and investment grade commercial paper of major U.S. corporations. Working capital decreased $1,510,000 to $35,572,000 at March 31, 2000 compared to $37,082,000 at December 31, 1999. The decrease in working capital results principally from a decrease in accounts receivable due to the normal collection of December 31, 1999 trade accounts receivable.

Net cash provided by operating activities increased to $4,266,000 in the first quarter of 2000 compared to $638,000 in the first quarter of 1999. The increase resulted primarily from net income and a $2,956,000 decrease in accounts receivable discussed above, partly offset by an increase in processing raw materials and metal implant inventories in anticipation of increasing demand.

Cash used in investing activities decreased to $2,668,000 in the first quarter of 2000 from $11,632,000 in the first quarter of 1999. The decrease results principally from a net decrease in short-term investments of $2,004,000 in the first quarter of 2000 compared to an increase of $5,742,000 in the first quarter of 1999. First quarter 1999 also included $1,467,000 for the acquisition of an additional 85% interest in OST Developpement. In the fourth quarter of 1998, we commenced construction of a new processing facility in Eatontown, New Jersey. The estimated aggregate cost for the construction of the building, including furniture, fixtures and equipment is approximately $34,000,000; $21,500,000 of which we expect will be funded through a building mortgage loan and equipment line of credit. The remaining balance will be funded through available cash reserves or anticipated cash flow from operations. Through March 31, 2000, we have incurred $12,491,000 in building and equipment costs, including capitalized interest of $171,000, of which $6,359,000 was funded through bank financing.

Net cash provided by financing activities decreased to $257,000 from $4,614,000 in the first quarter of 1999 principally due to a decrease in cash proceeds received from stock option exercises and the related tax benefits resulting from such stock option exercises.

We have a credit facility with a U.S. bank, that includes a $5,000,000 revolving line of credit, a $4,500,000 building mortgage loan, and a $17,000,000 equipment line of credit. At March 31, 2000, $4,500,000 was outstanding under the revolving line of credit and $1,859,000 was outstanding under the equipment line of credit. We also have a line of credit with a Dutch bank, which provides for borrowings of up to 5,000,000 Dutch Guilders ("dfl"), or approximately $2,169,000 at the March 31, 2000 exchange rate. Analysis of our cash position and anticipated cash flow indicated that it most likely would not be necessary to utilize a significant portion of this line of credit and, therefore, we agreed with the bank to limit borrowings, if any, to no more than dfl 3,000,000 or approximately $1,302,000 at the March 31, 2000 exchange rate. There were no borrowings outstanding under this credit line as of March 31, 2000. Additionally, we have a line of credit with a French bank, which provides for borrowing of up to FRF 1,500,000, or approximately $219,000 at the March 31, 2000 exchange rate. There were no borrowings outstanding under this credit line as of March 31, 2000.

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

Impact of Inflation and Foreign Currency Exchange Fluctuations

Results of operations for the periods discussed above have not been materially affected by inflation or foreign currency fluctuations.

Litigation

Osteotech, Inc. is involved in various legal proceedings involving product liability and patent infringement claims. For a discussion of these matters see,
Note 4 of "Notes to Condensed Consolidated Financial Statements", PART II., ITEM
1. LEGAL PROCEEDINGS and the Company's Annual Report on Form 10-K for the year ended December 31, 1999. It is possible that our results of operations or liquidity and capital resources could be adversely affected by the ultimate outcome of the pending litigation or as a result of the costs of contesting such lawsuits.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

GenSci Regeneration Laboratories, Inc. v. Osteotech, Inc.; Osteotech, Inc. v. GenSci Regeneration Sciences, Inc.

In April, 2000, we reached an agreement with GenSci Regeneration Laboratories, Inc., and its parent, GenSci Regeneration Sciences Inc. regarding certain legal matters in our lawsuit against the GenSci companies. They include the dismissal with prejudice of all of GenSci's patent infringement claims against our proprietary products Grafton(R) Demineralized Bone Matrix (DBM) Gel, Flex and Putty and an agreement to stay any action in GenSci's recently filed anti-trust suit against us until the completion of the trial of our patent infringement claims against GenSci. GenSci has also agreed to dismiss all of the tort claims that it had brought against us in the patent lawsuit without prejudice for the purpose of allowing GenSci to transfer these claims to the anti-trust action that GenSci filed against us on March 6, 2000. As a result of these dismissals, GenSci will no longer have any claims against us in the patent action. The only remaining claims in the patent action involve our allegations that GenSci has infringed certain Osteotech patents through the sale of the Dynagraft(TM) Gel and Dynagraft(TM) Putty products. This agreement was subject to court approval, which approval has been received.

Orthopaedic Bone Screw Products Liability Litigation

The Company remained a defendant in one previously reported state court product liability action involving orthopaedic bone screws: Ponder v. Synthes. This action has been discontinued.

ITEM 5. OTHER INFORMATION

On May 2, 2000, we announced that Marc Burel joined the Company in the new position of Vice President of Sales. Marc was formerly President and owner of ProMed, which represented Medtronic Sofamor Danek in all of New Jersey, Delaware and eastern Pennsylvania. Additionally, joining Marc in his move to Osteotech are eight former ProMed sales representatives and managers.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit                                                            Page
Number            Description                                     Number
------            -----------                                     ------

27.0              Financial Data Schedule                           E-1

(b)  Reports on Form 8-K

On February 14, 2000, we filed with the Commission a Current Report on Form 8-K to announce that we entered into an agreement with Spinal Concepts, Inc. to co-promote Grafton(R) Demineralized Bone Matrix (DBM) with Spinal Concepts' InFix(R) Interbody Fusion System for the treatment of degenerative disc disease of the lumbar spine.

On April 18, 2000, we filed with the Commission a Current Report on Form 8-K to announce that we had reached an agreement with GenSci Regeneration Laboratories, Inc., and its parent, GenSci Regeneration Sciences Inc. regarding several legal matters in our lawsuit against the GenSci companies.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  Osteotech, Inc.
                                                --------------------------------
                                                   (Registrant)




Date:  May 12, 2000                         By:  /S/Richard W.  Bauer
                                                 -------------------------------
                                                 Richard W. Bauer
                                                 Chief Executive Officer


Date:  May 12, 2000                         By:  /S/Michael J. Jeffries
                                                 -------------------------------
                                                 Michael J. Jeffries
                                                 Executive Vice President
                                                 Chief Financial Officer