Form 10-Q
period 2000-06-30
OSTEOTECH INC
filed 2000-08-11
CIK 874734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from ___________ to __________

Commission File Number 0-19278

                                 OSTEOTECH, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                         13-3357370
-------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

     51 James Way, Eatontown, New Jersey                      07724
   ----------------------------------------                 ----------
   (Address of principal executive offices)                 (Zip Code)

                                  (732)542-2800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 par value - 13,951,827 shares as of July 31, 2000.

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                        OSTEOTECH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (dollars in thousands)

                                                                        June 30,             December 31,
                                                                          2000                   1999
                                                                       --------------------------------
ASSETS
-------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                         $ 11,806                $ 16,770
     Short-term investments                                               1,942                   3,946
     Accounts receivable, net                                            12,613                  15,095
     Inventories                                                          4,301                   3,405
     Prepaid expenses and other current assets                            8,800                  11,097
                                                                       --------------------------------
        Total current assets                                             39,462                  50,313

Property, plant and equipment, net                                       47,083                  33,995
Excess of cost over net assets of business
     acquired, less accumulated amortization
     of $2,282 in 2000 and $2,089 in 1999                                 3,489                   3,682
Other assets                                                              1,819                   1,740
-------------------------------------------------------------------------------------------------------
Total assets                                                           $ 91,853                $ 89,730
=======================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable and accrued liabilities                          $ 11,220                $ 13,231
                                                                       --------------------------------
        Total current liabilities                                        11,220                  13,231

Long-term debt                                                            8,741                   6,359
Other liabilities                                                           748                     734
-------------------------------------------------------------------------------------------------------
Total liabilities                                                        20,709                  20,324
-------------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 5,676,595 shares
         authorized; no shares issued or outstanding
     Common stock, $.01 par value; 70,000,000 shares
         authorized; issued and outstanding 13,942,077
         shares in 2000 and 14,194,126 shares in 1999                       138                     140
     Additional paid-in capital                                          46,210                  48,837
     Accumulated other comprehensive loss                                  (502)                   (376)
     Retained earnings                                                   25,298                  20,805
-------------------------------------------------------------------------------------------------------
Total stockholders' equity                                               71,144                  69,406
-------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                             $ 91,853                $ 89,730
=======================================================================================================

See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                  (dollars in thousands, except per share data)

                                                                            Three Months                         Six Months
                                                                           Ended June 30,                      Ended June 30,
                                                                   -----------------------------       -----------------------------
                                                                        2000               1999              2000             1999
------------------------------------------------------------------------------------------------------------------------------------
Net revenues:
   Service                                                         $    19,788       $    18,969       $    37,531       $    36,826
   Product                                                                 831               633             1,734             1,464
   License fee                                                                               118                                 118
                                                                   -----------       -----------       -----------       -----------
                                                                        20,619            19,720            39,265            38,408

Cost of services                                                         6,173             5,672            11,802            11,126
Cost of products                                                           569               443             1,151               846
                                                                   -----------       -----------       -----------       -----------
                                                                         6,742             6,115            12,953            11,972
                                                                   -----------       -----------       -----------       -----------

Gross Profit                                                            13,877            13,605            26,312            26,436

Marketing, general and administrative                                    8,600             6,689            16,732            13,063
Research and development                                                 1,687             1,486             3,047             2,938
                                                                   -----------       -----------       -----------       -----------
                                                                        10,287             8,175            19,779            16,001
                                                                   -----------       -----------       -----------       -----------

Income from litigation settlement                                          250                                 500
                                                                   -----------       -----------       -----------       -----------

Operating income                                                         3,840             5,430             7,033            10,435

Interest and other income, net                                             279               178               585               428
                                                                   -----------       -----------       -----------       -----------

Income before income taxes                                               4,119             5,608             7,618            10,863

Income tax provision                                                     1,595             2,264             3,125             4,361

------------------------------------------------------------------------------------------------------------------------------------
Net income                                                         $     2,524       $     3,344       $     4,493       $     6,502
====================================================================================================================================
Net income per share:
     Basic                                                         $       .18       $       .24       $       .32       $       .47
     Diluted                                                       $       .18       $       .23       $       .31       $       .44
------------------------------------------------------------------------------------------------------------------------------------
Shares used in computing net income per share:
     Basic                                                          14,089,366        14,013,539        14,148,189        13,867,413
     Diluted                                                        14,327,732        14,727,581        14,477,928        14,637,907

See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)

Six Months Ended June 30,                                                                              2000                   1999
------------------------------------------------------------------------------------------------------------------------------------
Cash Flow From Operating Activities
   Net income                                                                                       $  4,493               $  6,502
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                                                 1,902                  1,473
         Loss on disposal of fixed assets                                                                  9
         Provision for doubtful accounts                                                                   3
         Changes in assets and liabilities:
               Accounts receivable                                                                     2,482                 (2,295)
               Inventories                                                                              (926)                (1,389)
               Prepaid expenses and other current assets                                               2,239                 (1,522)
               Accounts payable and other liabilities                                                 (1,895)                (3,522)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                                    8,307                   (753)

Cash Flow From Investing Activities
   Capital expenditures                                                                              (14,790)                (9,208)
   Purchases of investments                                                                           (1,942)                (7,688)
   Proceeds from sale of investments                                                                   3,946                  6,850
   Acquisition of business                                                                                                   (1,467)
   Increase in other assets                                                                             (182)                  (824)
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                                (12,968)               (12,337)

Cash Flow From Financing Activities
   Proceeds from issuance of common stock                                                                460                  4,710
   Income tax benefit related to stock options                                                            32                  6,389
   Repurchase of common stock                                                                         (3,121)
   Proceeds from issuance of notes payable                                                                                      116
   Principal payments on notes payable                                                                                         (572)
   Proceeds from issuance of long-term debt                                                            2,382
   Principal payments on long-term debt
      and obligations under capital leases                                                                                     (758)
   (Decrease) increase in other liabilities                                                             (100)                   171
------------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                                                     (347)                10,056

Effect of exchange rate changes on cash                                                                   44                    (76)
------------------------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                                                  (4,964)                (3,110)
Cash and cash equivalents at beginning of period                                                      16,770                 15,119
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                          $ 11,806               $ 12,009
====================================================================================================================================

Supplementary cash flow data:
   Cash paid during the period for interest                                                         $    305               $     27
   Cash paid during the period for taxes                                                                 678                  2,061
   Acquisition of business:
      Fair value of assets acquired                                                                                           2,563
      Liabilities assumed                                                                                                     2,669

See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals)
     considered necessary by management to present fairly the Company's consolidated financial position as of June 30, 2000 and December 31, 1999, and the consolidated results of operations for the three-month and six-month periods ended June 30, 2000 and 1999, and the consolidated cash flows for the six-month periods then ended. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999 which were included as part of the Company's Report on Form 10-K.

2.   Inventories

     Inventories consist of the following:
                                                         June 30,   December 31,
     (dollars in thousands)                                2000         1999
     ---------------------------------------------------------------------------

     Raw Materials                                        $  890      $  912
     Finished Goods                                        3,411       2,493
     ---------------------------------------------------------------------------

                                                          $4,301      $3,405
     ---------------------------------------------------------------------------

3.   Comprehensive Income

     Comprehensive income for the three-month and six-month periods ended June 30, 2000 and 1999:

                                                       Three months ended                 Six months ended
                                                            June 30,                          June 30,
                                                  -------------------------------------------------------------

     (dollars in thousands)                         2000              1999              2000              1999
     ----------------------------------------------------------------------------------------------------------
     Net income                                   $ 2,524           $ 3,344           $ 4,493           $ 6,502

     Currency translation adjustments                 (75)             (131)             (126)             (282)
     ----------------------------------------------------------------------------------------------------------

     Comprehensive Income                         $ 2,449           $ 3,213           $ 4,367           $ 6,220
     ==========================================================================================================

4.   Stock Repurchase Program

     In May, 2000, the Board of Directors of the Company authorized the repurchase and retirement of up to 1,000,000 shares of the Company's common stock through open market purchases, or block purchases. As of June 30, 2000, the Company had repurchased and retired 330,500 shares of common stock at a cost of approximately $3,121,000.

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

5.   Commitments and Contingencies

     Service Contracts

     In June, 2000, the Company entered into an exclusive five-year processing agreement with Bone Bank Allografts ("BBA") of San Antonio, Texas. BBA, which is a tissue bank accredited by the American Association of Tissue Banks, coordinates the procurement and distribution of allograft bone tissue nationally, with a focus in the Southern region of the United States.

     Litigation

     GenSci Regeneration Laboratories,  Inc. v. Osteotech, Inc.; Osteotech, Inc.
     v. GenSci Regeneration Sciences, Inc.

     In January, 1998, the Company filed a patent infringement action against GenSci Regeneration Laboratories, Inc. ("GenSci Labs") and GenSci Regeneration Sciences, Inc. ("GenSci Sciences") alleging that the GenSci parties violated claims of one of the patents involving the Company's Grafton(R) Demineralized Bone Matrix (DBM) process. Approximately two weeks after the Company's filing, GenSci Labs filed a suit against the Company alleging infringement of two patents assigned to GenSci Labs in addition to tortious interference with a business expectancy, negligent interference with a prospective economic advantage and inducing breach of contract and seeking a declaratory judgment of the invalidity of the Company's patents U.S. Patent Nos. 5,284,655 and 5,290,558 covering Grafton(R) DBM. In February, 1998, GenSci Labs amended its complaint alleging essentially the same causes of action, but adding a third patent to the allegation of patent infringement. In August, 1998, the actions were consolidated into one case before the United States District Court for the Central District of California.

     In September, 1998, GenSci Labs served an amended complaint, which asserted, in addition to the previously asserted claims, claims of false advertising under Federal law. In September, 1998, the Company served its answer to this amended complaint, asserted counterclaims against GenSci Labs and served a third-party complaint against GenSci Sciences, and DePuy AcroMed, Inc.("DePuy"). The Company's counterclaims and third party complaint accused the GenSci parties of infringing a second Company patent, in addition to the patent referred to above, and accused the GenSci and DePuy parties of acting jointly and severally in infringing on the claims of both patents.

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

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

5.   Commitments and Contingencies (continued)

     In November, 1999, the Company settled all claims which it had filed against DePuy. As part of the settlement, DePuy has agreed to stop selling the GenSci products accused of infringing the Company's patents, no later than February 4, 2001 and to pay the Company $3,000,000. Payments of $2,000,000 were received in the fourth quarter of 1999 and $250,000 in the first and second quarters of 2000. Payments of $250,000 each will be made at the end of each quarter in 2000 unless DePuy discontinues selling the GenSci products during the year, at which time DePuy would not be obligated for payments beyond the quarter in which it stopped selling the GenSci products.

     In April, 2000, the Company, GenSci Labs, and GenSci Sciences reached an agreement to dismiss with prejudice all of GenSci's patent infringement claims against the Company's proprietary Grafton(R) DBM products and to stay any action in GenSci's anti-trust suit, which it had filed against the Company on March 6, 2000, until the completion of the trial of the Company's patent infringement claims against GenSci. GenSci also agreed to dismiss all of the tort claims that it had brought against the Company in its patent lawsuit without prejudice and to transfer the claims to the anti-trust action. As a result of these dismissals, GenSci will no longer have any claims against the Company in the patent action. The only remaining claims in the patent action involve the Company's allegations that GenSci has infringed certain of the Company's patents through the sale of the Dynagraft(TM) Gel and Dynagraft(TM) Putty products. This agreement was subject to court approval, which approval has been received.

     In July, 2000, the Company filed a motion seeking summary judgment in its favor on GenSci Labs' and GenSci Sciences' reverse doctrine of equivalents defense on the bases that the GenSci parties failed to assert that defense in a timely manner and that the defense is otherwise meritless. The Company also filed a motion seeking judgment that the portion of the case that GenSci dismissed with prejudice be ruled as exceptional based on GenSci Labs having asserted and maintained baseless allegations that Osteotech infringed GenSci Labs' patents, thus warranting an award of attorneys' fees and costs to Osteotech.

     Also, in July, 2000, GenSci filed various motions for summary judgment seeking orders that GenSci does not infringe on Osteotech's patents and/or that such patents are invalid.

     The Company will continue to vigorously prosecute the claims it has asserted in this action to protect its products and intellectual property to the fullest extent possible under the law.

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

5.   Commitments and Contingencies (continued)

     GenSci Orthobiologics, Inc. v. Osteotech, Inc.

     On March 6, 2000, GenSci Orthobiologics, Inc. ("GenSci") filed a complaint in the United States District Court for the Central District of California against the Company, alleging that the Company engaged in unlawful monopolization, attempted to monopolize the market for demineralized bone matrix and entered into agreements in restraint of trade, in violation of sections 1 and 2 of the Sherman Antitrust Act and Section 3 of the Clayton Act; and that the Company engaged in unlawful and unfair business practices in violation of section 17200 of the California Unfair Competition Law. GenSci has alleged that the Company has monopoly power in the market for demineralized bone matrix products in the United States, and has engaged in anticompetitive conduct by improperly asserting its patents through patent infringement actions, seeking to have the Food and Drug Administration remove certain of GenSci's products from the market, restricting competitors' access to raw materials, interfering with GenSci's arrangements to manufacture demineralized bone matrix implants, interfering with GenSci's marketing and distribution arrangements, and disparaging GenSci's products. GenSci seeks compensatory, incidental, consequential, and punitive damages in an unspecified amount, and injunctive relief to stop the Company from restricting the tissue banks for which it processes tissue from (a) supplying processed demineralized bone matrix to Osteotech's competitors and (b) distributing the demineralized bone matrix implant products of Osteotech's competitors. Certain of these allegations had previously been asserted by GenSci in its patent litigation with Osteotech in the Central District of California federal court.

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

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

5.   Commitments and Contingencies (continued)

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

     Condos v. Musculoskeletal Transplant Foundation

     In June, 2000, the Company was served with an action brought in the United States District Court for the District of Utah against the Company and Musculoskeletal Transplant Foundation ("MTF"). The suit alleges causes of action for strict liability, breach of implied warranty and negligence arising from allegedly defective allograft bone tissue processed and/or provided by the Company and MTF which was allegedly implanted into the plaintiff, Chris Condos, during two spinal surgeries. Plaintiffs, which include Mr. Condos's family members, demand monetary damages in an unspecified amount. On July 25, 2000, the Company answered the complaint, denying any and all liability.

     The Company maintains a general liability insurance policy and has notified the insurance company of this action and the insurance company has agreed to defend the action.

     Regner v. Inland Eye & Tissue Bank of Redlands

     In May, 2000, Regner brought suit against the Company and fifteen or more other defendants in the Superior Court for the State of California, San Bernardino County. The suit seeks class action status and alleges a cause of action based on a violation of the California Business and Professional Code, as well as a number of common law causes of action, including negligence, deceit, and intentional and negligent infliction of emotional distress. With respect to the Company, plaintiff claims that the Company is violating California law by engaging in the activity of buying or selling organs or tissue for valuable consideration or profit. It appears that the plaintiff is seeking only injunctive relief with respect to its California Business and Professional Code claim. To the extent any of the other causes of action exist against Osteotech,

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

5.   Commitments and Contingencies (continued)

     the plaintiffs are seeking damages in an unspecified amount in addition to class certification.

     In June, 2000, Regner filed a motion for a preliminary injunction and a hearing was held on June 28, 2000. The Court denied the motion. The Company has filed a demurrer to the complaint requesting that the complaint be dismissed. That motion is scheduled to be heard on August 9, 2000. Otherwise, the Company denies that it is engaged in the activity complained of and asserts that it is licensed by the State of California to do precisely what it is doing, and that its activities are fully in accord with all state and federal laws. Therefore, the Company believes this suit to be without merit and will vigorously defend against the claims.

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

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

6.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2000 and 1999:

                                                                   Three Months Ended                  Nine Months Ended
                                                                        June 30,                            June 30,
                                                            ------------------------------------------------------------------
     (dollars in thousands
      except per share data)                                    2000               1999              2000              1999
     -------------------------------------------------------------------------------------------------------------------------
     Net income available to common                             $2,524             $3,344            $4,493             $6,502
         Shareholders
     -------------------------------------------------------------------------------------------------------------------------

     Denominator for basic earnings per share:
         Weighted average common
         shares                                             14,089,366         14,013,539        14,148,189         13,867,413

     Effect of dilutive securities:
         Stock options                                         238,272            713,631           329,521            770,086
         Warrants                                                   94                411               218                408
                                                            ------------------------------------------------------------------
     Denominator for diluted earnings per
     share                                                  14,327,732         14,727,581        14,477,928         14,637,907
     -------------------------------------------------------------------------------------------------------------------------

         Basic earnings per share                                 $.18               $.24              $.32               $.47
     -------------------------------------------------------------------------------------------------------------------------

         Diluted earnings per share                               $.18               $.23              $.31               $.44
     -------------------------------------------------------------------------------------------------------------------------

7.   Operating Segments

     Summarized in the table below is financial information for the Company's reportable segments for the three-month and six-month periods ended June 30, 2000 and 1999:

     (dollars in thousands)                                 2000         1999         2000         1999
     ---------------------------------------------------------------------------------------------------
     Revenues:
       Grafton(R)DBM Segment                             $ 12,190     $ 10,866     $ 22,294     $ 22,441
       Base Tissue Segment                                  7,288        7,715       14,599       13,518
       Other                                                1,141        1,139        2,372        2,449
     ---------------------------------------------------------------------------------------------------
       Consolidated                                      $ 20,619     $ 19,720     $ 39,265     $ 38,408
     ---------------------------------------------------------------------------------------------------
     Operating income (loss):
       Grafton(R)DBM Segment                             $  3,324     $  3,642     $  5,952     $  8,080
       Base Tissue Segment                                  1,563        2,651        2,962        4,085
       Other                                               (1,047)        (863)      (1,881)      (1,730)
     ---------------------------------------------------------------------------------------------------
       Consolidated                                      $  3,840     $  5,430     $  7,033     $ 10,435
     ---------------------------------------------------------------------------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Information contained herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Some of the matters set forth in the "Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, constitute cautionary statements identifying factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

Results of Operations

Net Income

Consolidated net income in the second quarter of 2000 decreased to $2,524,000 or $.18 diluted net income per share as compared to net income of $3,344,000 or $.23 diluted net income per share in the second quarter of 1999. Consolidated net income in the six months ended June 30, 2000 decreased to $4,493,000 or $.31 diluted net income per share as compared to net income of $6,502,000 or $.44 diluted net income per share in the six months ended June 30, 1999.

The following is a discussion of factors affecting results of operations for the three-month and six-month periods ended June 30, 2000 and 1999.

Net Revenues

Consolidated net revenues increased 5% to $20,619,000 from $19,720,000 in second quarter of 1999 and increased 2% to $39,265,000 from $38,408,000 in the six months ended June 30, 1999. Domestic revenues, which consist principally of revenues from the Grafton(R) DBM and Base Tissue Segments, increased 3% to $19,187,000 from $18,667,000 in second quarter of 1999 and increased 2% to $36,718,000 from $36,138,000 in the six months ended June 30, 1999. Foreign revenues, increased 36% to $1,432,000 from $1,053,000 in second quarter of 1999 and increased 12% to $2,547,000 from $2,270,000 in the six months ended June 30, 1999. The increase in foreign revenues resulted primarily from the initial distribution of Grafton(R) DBM in Europe.

Grafton(R) DBM Segment revenues increased 12% to $12,190,000 from $10,866,000 in the second quarter of 1999 and decreased 1% to $22,294,000 from $22,441,000 in the six months ended June 30, 1999. The increase in the second quarter is a result of an increase in unit volume and the distribution of Grafton(R) DBM in Europe. Grafton(R) DBM was not distributed in Europe during the six months ended June 30, 1999. Despite a 7% growth at the hospital/end-user level, our revenues during the first six months decreased as a result of our clients' purchasing less Grafton(R) DBM products in the first quarter of 2000 than they needed to meet hospital/end-user demand because they used $1,500,000 of excess inventory purchased in December, 1999 ahead of a 4% price increase which became effective January 1, 2000. Additionally, in the first quarter 1999, our clients had purchased approximately $675,000 of inventory in excess of what was required to meet hospital/end-user demand because they anticipated stronger hospital/end-user sales in the second quarter of 1999. Our Grafton(R) DBM products have faced increasing competition as more companies have developed products with characteristics similar to Grafton(R) DBM. Although we expect that this competition will continue in the future, we expect demand for our Grafton(R) DBM products to grow as we take steps to compete more effectively and introduce the product line into additional markets in both the U.S. and Europe.

Base Tissue Segment revenues decreased 6% to $7,288,000 from $7,715,000 in second quarter of 1999 and increased 8% to $14,599,000 from $13,518,000 in the six months ended June 30, 1999. The decrease in the quarter results principally from a 16% decrease in the number of donors processed for our clients, partially offset by a 24% increase in bio-implant revenues and a 275% increase in OsteoPure(TM) Femoral Head processing revenues. The increase in the six months resulted primarily from increases in base allograft, bio-implant, and OsteoPure(TM) Femoral Head processing revenues and price increases effective January 1, 2000.

During the second quarter and six months ended June 30, 2000, two of our clients in the Grafton(R) DBM and Base Tissue Segment accounted for 50% and 39%, and 50% and 40% of consolidated revenues.

Gross Profit

Gross profit as a percentage of revenues was 67% in the second quarter and six months ended June 30, 2000, respectively, as compared to 69% in the same periods of 1999. The decreases in both periods result from costs associated with additional allograft tissue processing capacity which was added in the second half of 1999 to meet the expected growth of our allograft tissue business and, in the second quarter of 2000, the underabsorption of fixed costs in the Base Tissue Segment as a result of the decline in donors processed for our clients.

Marketing, General and Administrative

Marketing, general and administrative expenses increased 29% to $8,600,000 in the second quarter and 28% to $16,732,000 in the six months ended June 30, 2000 compared to the same periods last year. The increase was primarily attributable to: (i) increased legal fees associated with patent infringement lawsuits in both the Grafton(R) DBM and the Base Tissue Segments, and (ii) expanded marketing and promotional activities associated with the limited launch, in the second quarter of 2000, of three new bio-implant products.

Research and Development

Research and development expenses increased 14% to $1,687,000 in the second quarter and 4% to $3,047,000 in the six months ended June 30, 2000 compared to the same periods in 1999. The increase was primarily attributable to increased spending in the Base Tissue Segment associated with the continued development of several new processing technologies and ongoing development of new allograft tissue products.

Operating Income

Consolidated operating income decreased 29% to $3,840,000 in the second quarter and 33% to $7,033,000 in the six months ended June 30, 2000 compared to $5,430,000 and $10,435,000 in the same periods last year primarily as a result of decreased operating income in both the Grafton(R) DBM and Base Tissue Segments.

Grafton(R) DBM Segment operating income, decreased 9% to $3,324,000 in the second quarter and 26% to $5,952,000 in the six months ended June 30, 2000 compared to $3,642,000 and $8,080,000 in the same periods in 1999. Second quarter and six month operating income of 2000 includes income from the DePuy patent litigation settlement of $250,000 and $500,000, respectively. The decrease results primarily from lower gross profit margin resulting from increased capacity and increased costs associated with a patent lawsuit. Base Tissue Segment operating income decreased 41% to $1,563,000 in the second quarter and 27% to $2,962,000 in the six months ended June 30, 2000 compared to $2,651,000 and $4,085,000 in the same periods last year. The decrease resulted from legal expenses associated with two patent lawsuits and increased marketing and promotional spending associated with the limited launch of three new bio-implants.

Income Tax Provision

The effective income tax rate decreased to approximately 39% in the second quarter and increased to 41% in the six months ended June 30, 2000 from 40% in the same periods last year. The net change in the effective income tax rate in 2000 is caused by non-deductible foreign losses partly offset by recognition of tax benefits.

Liquidity and Capital Resources

At June 30, 2000, we had cash and short-term investments of $13,748,000 compared to $20,716,000 at December 31, 1999. We invest excess cash in U.S. Government-backed securities and investment grade commercial paper of major U.S. corporations. Working capital decreased $8,840,000 to $28,242,000 at June 30, 2000 compared to $37,082,000 at December 31, 1999. The decrease in working capital results principally from a decrease in cash, accounts receivable, prepaid expenses and accounts payable and accrued liabilities.

Net cash provided by operating activities increased to $8,307,000 in the six months ended June 30, 2000, compared to net cash used of $753,000 in the same period of 1999. The increase resulted primarily from decreases in accounts receivable, prepaid expenses and accounts payable and accrued liabilities.

Cash used in investing activities increased to $12,968,000 in the six months ended June 30, 2000 from $12,337,000 in the same period of 1999. The increase results principally from; (i) an increase in capital expenditures to $14,790,000 from $9,208,000 resulting from our continued investment in facilities and equipment needed for current and future business requirements. In the fourth quarter of 1998, we commenced construction of a new processing facility in Eatontown, New Jersey. The estimated aggregate cost for the construction of the building, including furniture, fixtures and equipment is approximately $34,000,000; $21,500,000 of which we expect will be funded through a building mortgage loan and equipment line of credit. The remaining balance will be funded through available cash reserves or anticipated cash flow from operations. Through June 30, 2000, we have incurred $21,712,000 in building and equipment costs, including capitalized interest of $352,000, of which $8,741,000 was funded through bank financing.

Net cash used in financing activities was $347,000 in the six months ended June 30, 2000, compared to net cash provided of $10,056,000 in the same period of 1999, principally as a result of cash used to repurchase and retire 330,500 shares of common stock at a cost of $3,121,000 and a decrease in cash proceeds received from stock option exercises and a decrease in the related income tax benefits.

We have a credit facility with a U.S. bank, that includes a $5,000,000 revolving line of credit, a $4,500,000 building mortgage loan, and a $17,000,000 equipment line of credit. At June 30, 2000, $4,500,000 was outstanding under the revolving line of credit and $4,241,000 was outstanding under the equipment line of credit. We also have a line of credit with a Dutch bank, which provides for borrowings of up to 5,000,000 Dutch Guilders ("dfl"), or approximately $2,166,000 at the June 30, 2000 exchange rate. Analysis of our cash position and anticipated cash flow indicated that it most likely would not be necessary to utilize a significant portion of this line of credit and, therefore, we agreed with the bank to limit borrowings, if any, to no more than dfl 3,000,000 or approximately $1,300,000 at the June 30, 2000 exchange rate. There were no borrowings outstanding under this credit line as of June 30, 2000. Additionally, we have a line of credit with a French bank, which provides for borrowing of up to FRF 1,250,000, or approximately $182,000 at the June 30, 2000 exchange rate. There were no borrowings outstanding under this credit line as of June 30, 2000.

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

Litigation

Osteotech, Inc. is involved in various legal proceedings involving product liability and patent infringement claims. For a discussion of these matters see,
Note 5 of "Notes to Condensed Consolidated Financial Statements", PART II., ITEM
1. LEGAL PROCEEDINGS and the Company's Annual Report on Form 10-K for the year ended December 31, 1999. It is possible that our results of operations or liquidity and capital resources could be adversely affected by the ultimate outcome of the pending litigation or as a result of the costs of contesting such lawsuits.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Update of Previously Reported Legal Proceedings

     In July, 2000, the Company filed a motion seeking summary judgment in its favor on GenSci Labs' and GenSci Sciences' reverse doctrine of equivalents defense on the bases that the GenSci parties failed to assert that defense in a timely manner and that the defense is otherwise meritless. The Company also filed a motion seeking judgment that the portion of the case that GenSci dismissed with prejudice be ruled as exceptional based on GenSci Labs having asserted and maintained baseless allegations that Osteotech infringed GenSci Labs' patents, thus warranting an award of attorneys' fees and costs to Osteotech.

     Also, in July, 2000, GenSci filed various motions for summary judgment seeking orders that GenSci does not infringe on Osteotech's patents and/or that such patents are invalid.

     New Legal Proceedings

     In June, 2000, the Company was served with an action brought in the United States District Court for the District of Utah against the Company and Musculoskeletal Transplant Foundation ("MTF"). The suit alleges causes of action for strict liability, breach of implied warranty and negligence arising from allegedly defective allograft bone tissue processed and/or provided by the Company and MTF which was allegedly implanted into the plaintiff, Chris Condos, during two spinal surgeries. Plaintiffs, which include Mr. Condos's family members, demand monetary damages in an unspecified amount. On July 25, 2000, the Company answered the complaint, denying any and all liability.

     The Company maintains a general liability insurance policy and has notified the insurance company of this action and the insurance company has agreed to defend the action.

     In May, 2000, Regner brought suit against the Company and fifteen or more other defendants in the Superior Court for the State of California, San Bernardino County. The suit seeks class action status and alleges a cause of action based on a violation of the California Business and Professional Code, as well as a number of common law causes of action, including negligence, deceit, and intentional and negligent infliction of emotional distress. With respect to the Company, plaintiff claims that the Company is violating California law by engaging in the activity of buying or selling organs or tissue for valuable consideration or profit. It appears that the plaintiff is seeking only injunctive relief with respect to its California Business and Professional Code claim. To the extent any of the other causes of action exist against Osteotech, the plaintiffs are seeking damages in an unspecified amount in addition to class certification.

     In June, 2000, Regner filed a motion for a preliminary injunction and a hearing was held on June 28, 2000. The Court denied the motion. The Company has filed a demurrer to the complaint requesting that the complaint be dismissed. That motion is scheduled to be heard on August 9, 2000. Otherwise, the Company denies that it is engaged in the activity complained of and asserts that it is licensed by the State of California to do precisely what it is doing, and that its activities are fully in accord with all state and federal laws. Therefore, the Company believes this suit to be without merit and will vigorously defend against the claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  An annual meeting of stockholders was held on June 8, 2000.

     (b) The directors elected at the annual meeting to serve a term of one year or until the next annual meeting of stockholders were: Arthur A. Alfaro, Richard W. Bauer, Kenneth P. Fallon, III, Michael J. Jeffries, Donald D. Johnston, John Phillip Kostuik, M.D., FRCS(C), and Stephen
          J. Sogin, Ph.D. They constitute the entire board of directors of the Company.

     (c) The matters voted upon at the annual meeting and the results of the voting are set forth below:

          i) With respect to the election of Directors of Osteotech, the persons named below received the following number of votes:

                             Director                  For          Withheld
                     -------------------------------------------------------
                     Arthur A. Alfaro              11,908,354       920,058
                     Richard W. Bauer              11,910,428       917,984
                     Kenneth P. Fallon, III        11,911,584       916,828
                     Michael J. Jeffries           11,910,099       918,313
                     Donald D. Johnston            11,898,441       929,971
                     John Phillip Kostuik, M.D.    11,912,726       915,686
                     Stephen J. Sogin, Ph.D.       11,910,526       917,886

          ii) With respect to a proposal to approve the 2000 Stock Plan the stockholders voted 5,532,840 shares in favor, 3,832,337 against and 36,979 abstained. Broker non-votes were 3,426,256. This proposal received the vote required by the Delaware General Corporation Law ("DGCL") and the Company's by-laws for approval (i.e. affirmative vote of a majority of the shares of common stock present at the meeting and entitled to vote on the proposal). Broker non-votes were not counted in determining the number of shares necessary for the approval of this proposal.

          iii) With respect to a proposal to ratify the appointment of PricewaterhouseCoopers LLP as Osteotech's independent auditors for the fiscal year ending December 31, 2000, the stockholders voted 12,787,731 shares in favor, 22,062 against and 18,619 abstained. Broker non-votes were not applicable. This proposal received the vote required by DGCL and the Company's by-laws for approval (i.e. affirmative vote of a majority of the shares of common stock present at the meeting and entitled to vote on the proposal).

ITEM 5. OTHER INFORMATION

On May 30, 2000, we announced that Steven Annunziato joined the Company in the new position of Vice President of Marketing. Mr. Annunziato was formerly of Codman, a Johnson & Johnson Company where he had worldwide marketing and distribution sales management responsibilities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

          Exhibit                                              Page
          Number         Description                           Number
          ------         -----------                           ------

          27.0           Financial Data Schedule               E-1

     (b)  Reports on Form 8-K

     On May 17, 2000, we filed with the Commission a current report on Form 8-K to announce the repurchase and retirement of up to 1 million shares of the Company's common stock through open market purchases, or block purchases, which will be made from time to time as market conditions allow. As of April 30, 2000, there were 14,240,162 shares of common stock outstanding.

     On June 7, 2000, we filed with the Commission a current report on Form 8-K to announce that we had entered into an exclusive five-year processing agreement with Bone Bank Allografts ("BBA") of San Antonio, Texas. BBA, which is a tissue bank accredited by the American Association of Tissue Banks, coordinates the procurement and distribution of allograft bone tissue nationally, with a focus in the Southern region of the United States. BBA was organized in 1991 by Joe and D'Lynn Mims.

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


                                                      Osteotech, Inc.
                                                      --------------------------
                                                      (Registrant)


Date: August 11, 2000                             By: /s/Richard W. Bauer
                                                      --------------------------
                                                      Richard W. Bauer
                                                      Chief Executive Officer


Date: August 11, 2000                             By: /s/Michael J. Jeffries
                                                      --------------------------
                                                      Michael J. Jeffries
                                                      Executive Vice President
                                                      Chief Financial Officer