Form 10-Q
period 2000-09-30
OSTEOTECH INC
filed 2000-11-14
CIK 874734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 2000

                                       or

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

Common Stock, $.01 par value - 13,963,480 shares as of October 31, 2000.

PART I.    FINANCIAL INFORMATION
ITEM 1.    Financial Statements

                        OSTEOTECH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (dollars in thousands)

                                                                     September 30,           December 31,
                                                                          2000                   1999
                                                                   --------------------------------------
ASSETS
---------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                         $ 12,857                $ 16,770
     Short-term investments                                               1,935                   3,946
     Accounts receivable, net                                            12,575                  15,095
     Inventories                                                          2,801                   3,405
     Deferred processing costs                                            5,725                   5,310
     Prepaid expenses and other current assets                            3,060                   5,787
                                                                   --------------------------------------
        Total current assets                                             38,953                  50,313

Property, plant and equipment, net                                       51,623                  33,995
Excess of cost over net assets of business
     acquired, less accumulated amortization
     of $2,379 in 2000 and $2,089 in 1999                                 3,392                   3,682
Other assets                                                              2,172                   1,740
---------------------------------------------------------------------------------------------------------
Total assets                                                           $ 96,140                $ 89,730
=========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable and accrued liabilities                          $  8,933                $ 13,231
                                                                   --------------------------------------
        Total current liabilities                                         8,933                  13,231

Long-term debt                                                           15,019                   6,359
Other liabilities                                                           742                     734
---------------------------------------------------------------------------------------------------------
Total liabilities                                                        24,694                  20,324
---------------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 5,676,595 shares
         authorized; no shares issued or outstanding
     Common stock, $.01 par value; 70,000,000 shares
         authorized; issued and outstanding 13,963,480
         shares in 2000 and 14,194,126 shares in 1999                       138                     140
     Additional paid-in capital                                          46,358                  48,837
     Accumulated other comprehensive loss                                  (579)                   (376)
     Retained earnings                                                   25,529                  20,805
---------------------------------------------------------------------------------------------------------
Total stockholders' equity                                               71,446                  69,406
---------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                             $ 96,140                $ 89,730
=========================================================================================================

See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                  (dollars in thousands, except per share data)

                                                                          Three Months                          Nine Months
                                                                      Ended September 30,                   Ended September 30,
                                                                ------------------------------        ------------------------------
                                                                     2000              1999               2000               1999
------------------------------------------------------------------------------------------------------------------------------------
Net revenues:
   Service                                                      $    17,268        $    16,770        $    54,799        $    53,596
   Product                                                              648                699              2,382              2,163
   License fee                                                                                                                   118
                                                                -----------        -----------        -----------        -----------
                                                                     17,916             17,469             57,181             55,877

Cost of services                                                      6,132              5,204             17,934             16,330
Cost of products                                                        864                439              2,015              1,285
                                                                -----------        -----------        -----------        -----------
                                                                      6,996              5,643             19,949             17,615
                                                                -----------        -----------        -----------        -----------

Gross Profit                                                         10,920             11,826             37,232             38,262

Marketing, general and administrative                                 9,228              6,956             25,960             20,019
Research and development                                              1,427              1,310              4,474              4,248
                                                                -----------        -----------        -----------        -----------
                                                                     10,655              8,266             30,434             24,267

Income from litigation settlement                                       250              1,750                750              1,750
                                                                -----------        -----------        -----------        -----------

Operating income                                                        515              5,310              7,548             15,745

Interest and other income, net                                          290                208                875                636
                                                                -----------        -----------        -----------        -----------

Income before income taxes                                              805              5,518              8,423             16,381

Income tax provision                                                    574              2,270              3,699              6,631

------------------------------------------------------------------------------------------------------------------------------------
Net income                                                      $       231        $     3,248        $     4,724        $     9,750
====================================================================================================================================
Net income per share:
     Basic                                                      $       .02        $       .23        $       .34        $       .70
     Diluted                                                    $       .02        $       .22        $       .33        $       .67
------------------------------------------------------------------------------------------------------------------------------------
Shares used in computing net income per share:
     Basic                                                       13,960,228         14,174,402         14,085,310         13,969,901
     Diluted                                                     14,249,133         14,641,259         14,403,949         14,639,183

See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)


Nine Months Ended September 30,                                                 2000            1999
------------------------------------------------------------------------------------------------------
Cash Flow From Operating Activities
   Net income                                                               $  4,724         $  9,750
   Adjustments to reconcile net income to net cash
      Provided by operating activities:
         Depreciation and amortization                                         3,137            2,201
         Loss on disposal of fixed assets                                         11
         Provision for doubtful accounts                                           3
         Income tax benefit related to stock options                              32            3,365
         Changes in current assets and liabilities:
               Accounts receivable                                             2,388            1,403
               Inventories                                                       528           (1,451)
               Deferred processing costs                                        (415)          (2,104)
               Prepaid expenses and other current assets                       2,650              396
               Litigation settlement receivable                                                (2,000)
               Accounts payable and other liabilities                         (3,981)             913
------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                      9,077           12,473

Cash Flow From Investing Activities
   Capital expenditures                                                      (20,509)         (13,537)
   Purchases of investments                                                   (3,877)         (11,634)
   Proceeds from sale of investments                                           5,888           10,610
   Acquisition of business                                                                     (1,526)
   Increase in other assets                                                     (540)            (859)
------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                        (19,038)         (16,946)

Cash Flow From Financing Activities
   Proceeds from issuance of common stock                                        608            4,854
   Repurchase of common stock                                                 (3,121)
   Proceeds from issuance of notes payable                                                        116
   Principal payments on notes payable                                                           (693)
   Proceeds from long-term debt                                                8,660            3,000
   Principal payments on long-term debt                                                          (758)
   (Decrease)increase in other liabilities                                      (100)             171
------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                      6,047            6,690

Effect of exchange rate changes on cash                                            1              (78)
------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                          (3,913)           2,139
Cash and cash equivalents at beginning of period                              16,770           15,119
------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                  $ 12,857         $ 17,258
======================================================================================================

Supplementary cash flow data:
   Cash paid during the period for interest                                 $    494         $     29
   Cash paid during the period for taxes                                       1,882            2,114
   Acquisition of business:
      Fair value of assets acquired                                                             2,563
      Liabilities assumed                                                                       2,669

See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals)
     considered necessary by management to present fairly the Company's consolidated financial position as of September 30, 2000 and December 31, 1999, the consolidated results of operations for the three-month and nine-month periods ended September 30, 2000 and 1999, and the consolidated cash flows for the nine-month periods then ended. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999 which were included as part of the Company's Annual Report on Form 10-K.


2.   Inventories

     Inventories consist of the following:

                                                 September 30,      December 31,
     (dollars in thousands)                          2000              1999
     --------------------------------------------------------------------------

     Raw Materials and Supplies                    $ 1,184             $ 912
     Finished Goods                                  1,617             2,493
     --------------------------------------------------------------------------

                                                   $ 2,801           $ 3,405
     --------------------------------------------------------------------------


3.   Comprehensive Income

     Comprehensive income for the three-month and nine-month periods ended September 30, 2000 and 1999:

                                              Three months ended            Nine months ended
                                                 September 30,                September 30,
                                              --------------------------------------------------

     (dollars in thousands)                    2000         1999            2000         1999
     -------------------------------------------------------------------------------------------
     Net income                                $231       $3,248           $4,724       $9,750

     Currency translation adjustments           (77)         189             (203)         (93)
     -------------------------------------------------------------------------------------------

     Comprehensive Income                      $154       $3,437           $4,521       $9,657
     ============================================================================================

4.   Stock Repurchase Program

     In May 2000, the Board of Directors of the Company authorized the repurchase and retirement of up to 1,000,000 shares of the Company's common stock through open market purchases, or block purchases. As of September 30, 2000, the Company had repurchased and retired 330,500 shares of common stock at a cost of approximately $3,121,000.

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)


5.   Commitments and Contingencies

     Service Contracts

     In September 2000, the Company entered into a new five-year agreement with the Musculoskeletal Transplant Foundation ("MTF"). This new agreement replaces the current agreement which would have expired March 31, 2002. Under the new agreement MTF will no longer be required to exclusively provide all donor tissue it recovers to Osteotech for processing. The new agreement expires on August 31, 2005, and provides that either party has the right to terminate the agreement commencing March 31, 2002 upon six months prior written notice. Also, under the terms of the new agreement, Osteotech will have the ability to directly contract with tissue recovery organizations for the processing of tissue recovered by those organizations.

     In June 2000, the Company entered into an exclusive five-year processing agreement with Bone Bank Allografts ("BBA") of San Antonio, Texas. BBA, which is a tissue bank accredited by the American Association of Tissue Banks, coordinates the procurement and distribution of allograft bone tissue nationally, with a focus in the Southern region of the United States.


     Purchase Commitments

     In September 2000, the Company entered into a non-cancelable 2-year agreement with Heinrich C. Ulrich, K.G. ("Ulrich") for the purchase of $3,000,000 of inventory of a spinal vertebral body replacement system ("VBR System"), which the Company expects to begin marketing in the United States in the first quarter of 2001. An initial order of $875,300 is expected to be delivered by the end of December 2000.


     Litigation

     GenSci Regeneration Laboratories,  Inc. v. Osteotech, Inc.; Osteotech, Inc.
     v. GenSci Regeneration Sciences, Inc.

     In January 1998, the Company filed a patent infringement action against GenSci Regeneration Laboratories, Inc. ("GenSci Labs") and GenSci Regeneration Sciences, Inc. ("GenSci Sciences") alleging that the GenSci parties violated claims of one of the patents involving the Company's Grafton(R) Demineralized Bone Matrix (DBM) process. Approximately two weeks after the Company's filing, GenSci Labs filed a suit against the Company alleging infringement of two patents assigned to GenSci Labs in addition to tortious interference with a business expectancy, negligent interference with a prospective economic advantage and inducing breach of contract and seeking a declaratory judgment of the invalidity of the Company's patents U.S. Patent Nos. 5,284,655 and 5,290,558 covering Grafton(R) DBM. In February 1998, GenSci Labs amended its complaint alleging essentially the same causes of action, but adding a third patent to the allegation of patent infringement. In August 1998, the actions were consolidated into one case before the United States District Court for the Central District of California.

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)


5.   Commitments and Contingencies (continued)

     In September 1998, GenSci Labs served an amended complaint, which asserted, in addition to the previously asserted claims, claims of false advertising under Federal law. In September 1998, the Company served its answer to this amended complaint, asserted counterclaims against GenSci Labs and served a third-party complaint against GenSci Sciences, and DePuy AcroMed, Inc.("DePuy"). The Company's counterclaims and third party complaint accused the GenSci parties of infringing a second Company patent, in addition to the patent referred to above, and accused the GenSci parties and DePuy of acting jointly and severally in infringing on the claims of both patents.

     In May 1999, GenSci Labs amended its complaint to allege that in addition to the Company's Grafton(R) DBM Flex product, the Company's Grafton(R) DBM Gel and Putty products infringe on GenSci Lab's patents at issue. GenSci Labs also amended its complaint to modify its false advertising claim, alleging that in addition to the Company, individuals acting on the Company's behalf engaged in false advertising. The Company filed and served its answer and counterclaims to the amended complaint in May 1999.

     In November 1999, the Company settled all claims which it had filed against DePuy. As part of the settlement, DePuy has agreed to stop selling the GenSci products accused of infringing the Company's patents, no later than February 4, 2001 and to pay the Company $3,000,000. Payments of $2,000,000 were received in the fourth quarter of 1999, of which $1,750,000 and $250,000 was recognized in income in the third and fourth quarters of 1999, respectively. Further, the Company has received and recognized in income payments of $250,000 in each of the first three quarters of 2000. In accordance with the settlement agreement with DePuy, a final payment of $250,000 is expected to be made in the fourth quarter of 2000.

     In April 2000, the Company, GenSci Labs, and GenSci Sciences reached an agreement to dismiss with prejudice all of GenSci's patent infringement claims against the Company's proprietary Grafton(R) DBM products and to stay any action in GenSci's anti-trust suit, which it had filed against the Company on March 6, 2000, until the completion of the trial of the Company's patent infringement claims against GenSci. GenSci also agreed to dismiss all of the tort claims that it had brought against the Company in its patent lawsuit without prejudice and to transfer the claims to the anti-trust action. As a result of these dismissals, GenSci will no longer have any claims against the Company in the patent action. The only remaining claims in the patent action involve the Company's allegations that GenSci has infringed certain of the Company's patents through the sale of the Dynagraft(TM) Gel and Dynagraft(TM) Putty products. This agreement was subject to court approval, which approval has been received.

     In July 2000, the Company filed a motion seeking summary judgment in its favor on GenSci Labs' and GenSci Sciences' reverse doctrine of equivalents defense on the bases that the GenSci parties failed to assert that defense in a timely manner and that the defense is otherwise meritless. The Company also filed a motion seeking judgment that the portion of the case that GenSci dismissed with prejudice be ruled as exceptional based on GenSci Labs having asserted and maintained baseless allegations that Osteotech infringed GenSci Labs' patents, thus warranting an award of attorneys' fees and costs to Osteotech.

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)


5.   Commitments and Contingencies (continued)

     Also, in July 2000, GenSci filed various motions for summary judgment seeking orders that GenSci does not infringe on Osteotech's patents and/or that such patents are invalid.

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

     In April 2000, the Company reached an agreement with GenSci whereby tort claims that were dismissed from the patent litigation would be transferred to this action and this action was stayed until the completion of the trial of the Company's patent infringement claims against GenSci.

     The Company believes the claims made in this lawsuit are without merit and intends to vigorously defend against these claims.

     University of Florida Tissue Bank, Inc. v. Osteotech, Inc.

     In February 1999, a complaint was filed against the Company in the United States District Court for the Northern District of Florida. This action, which has been brought by plaintiffs, University of Florida Tissue Bank, Inc., Regeneration Technologies, Inc., Sofamor Danek Group, Inc., and Sofamor Danek L.P. alleges that the Company's bio-d(TM)Threaded Cortical Bone Dowel and Endodowel infringe on the claims of U.S. Patent No. 5,814,084, entitled "Diaphysical Cortical Dowel." In April 1999, plaintiffs filed an amended complaint adding a claim for patent infringement against the Company with

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)


5.   Commitments and Contingencies (continued)

     respect to U.S. Patent No. 5,814,084, entitled "Bone Grafting Units", which is owned by plaintiff University of Florida Tissue Bank, Inc. In May 1999, the Company filed its answer and counterclaim seeking declaratory judgment that the patents in question in this action are invalid and otherwise not infringed by the Company. Although the plaintiffs seek monetary damages, an amount has not been specified. In May 1999, plaintiffs filed their reply to the Company's counterclaims.

     In October 2000, the Court granted plaintiffs permission to amend their complaint to allege that the Company, in addition to infringing on the claims of the U.S. Patent Nos. 5,814,084 and 4,950,296, infringed upon the claims of a related patent owned by plaintiffs, U.S. Patent No. 6,096,081. As with their infringement claims regarding the other patents, plaintiffs seek injunctive relief and unspecified damages.

     Discovery on all of the claims asserted in this litigation is ongoing. The Company believes that the claims made against it in this action are without merit and will continue to vigorously defend against such claims.

     Medtronic Sofamor Danek, Inc., Sofamor Danek L.P. and Sofamor Holdings, Inc. v. Osteotech, Inc.

     In July 1999, Medtronic Sofamor Danek Inc., Sofamor Danek L.P. and Sofamor Danek Holdings, Inc. ("Danek") sued Osteotech in the United States District Court for the Western District of Tennessee alleging that instruments, instrument sets and cortical bone dowel products, manufactured, sold and/or otherwise distributed by the Company infringe on certain claims of U.S. Patent Nos. 5,741,253, entitled "Method for Inserting Spinal Implants", and 5,484,437, entitled "Apparatus and Method of Inserting Spinal Implants", which are owned by Danek. In September 1999, the Company filed its answer and counterclaims seeking a declaratory judgment that the patents in question in this action are invalid and otherwise not infringed by the Company. Plaintiffs filed their reply to the counterclaims in October 1999.

     In October 2000, the Court granted plaintiffs permission to amend their complaint to allege that the Company, in addition to infringing on the claims of the U.S. Patent Nos. 5,741,253 and 5,484,437 infringed upon the claims of a related patent owned by plaintiffs, U.S. Patent No. 6,096,038. As with their infringement claims regarding the other patents, plaintiffs seek injunctive relief and unspecified damages.

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

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)


5.   Commitments and Contingencies (continued)

     Condos v. Musculoskeletal Transplant Foundation

     In June 2000, the Company was served with an action brought in the United States District Court for the District of Utah against the Company and Musculoskeletal Transplant Foundation ("MTF"). The suit alleges causes of action for strict liability, breach of implied warranty and negligence arising from allegedly defective allograft bone tissue processed and/or provided by the Company and MTF which was allegedly implanted into the plaintiff, Chris Condos, during two spinal surgeries. Plaintiffs, which include Mr. Condos's family members, demand monetary damages in an unspecified amount. On July 25, 2000, the Company answered the complaint, denying any and all liability.

     The Company maintains a general liability insurance policy and has notified the insurance company of this action and the insurance company has agreed to defend the action.

     Regner v. Inland Eye & Tissue Bank of Redlands

     In May 2000, Regner brought suit against the Company and fifteen or more other defendants in the Superior Court for the State of California, San Bernardino County. The suit seeks class action status and alleges a cause of action based on a violation of the California Business and Professional Code, as well as a number of common law causes of action, including negligence, deceit, and intentional and negligent infliction of emotional distress. With respect to the Company, plaintiff claims that the Company is violating California law by engaging in the activity of buying or selling organs or tissue for valuable consideration or profit. It appears that the plaintiff is seeking only injunctive relief with respect to its California Business and Professional Code claim. To the extent any of the other causes of action exist against Osteotech, the plaintiffs are seeking damages in an unspecified amount in addition to class certification.

     In June 2000, Regner filed a motion for a preliminary injunction and a hearing was held on June 28, 2000. The Court denied the motion. The Company also filed a demurrer to the complaint requesting that the complaint be dismissed.

     In September 2000, plaintiffs voluntarily dismissed without prejudice their claims filed in the Superior Court for the State of California, San Bernardino County. At or about the time of the dismissal, the plaintiffs "refiled" the action in the Superior Court for Los Angeles County. The Company, however, has not been served with that action. In October 2000, the defendants, including the Company, moved to vacate plaintiffs'
     dismissal of the San Bernardino County action and have the action reinstated. The Court granted that motion and has scheduled a hearing for December 4, 2000, on defendants' demurrers, filed in June 2000, to the plaintiffs' complaint requesting that the action be dismissed with prejudice.

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

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)


5.   Commitments and Contingencies (continued)

     Musculoskeletal Transplant Foundation v. Osteotech, Inc.

     In October 2000, the Musculoskeletal Transplant Foundation ("MTF") filed a complaint in the United States District Court for the District of New Jersey against the Company seeking a declaratory judgment (1) that MTF, through its manufacture and use of certain demineralized bone tissue products, does not infringe any claim of U.S. Patent Nos. 5,284,655 and 5,290,558, which are owned by the Company; (2) that claims of those patents are invalid; and (3) that the claims of those patents are unenforceable. The complaint was then amended to add Synthes Spine Company, L.P. as a plaintiff. Although plaintiffs seek no specific monetary award they have requested that the Court award the plaintiff's their attorneys' fees and costs in this action. The Company is assessing the claims asserted against it and has not yet responded to them.

     Steele v. Inland Eye and Tissue Bank

     In October 2000, the Company was served with a summons and second amended complaint naming the Company as a "Doe" defendant in an action pending in the Superior Court for the State of California, San Bernardino County. Plaintiff has asserted claims against defendants for intentional misrepresentation, negligent misrepresentation and tortious interference in connection with certain tissue procurement activities allegedly engaged in by defendants. Plaintiff seeks damages in an unspecified amount. The Company is currently assessing the claims asserted against it and has not yet responded to them.

     Orthopaedic Bone Screw Products Liability Litigation

     The Company remained a defendant in one previously reported state court products liability action involving orthopaedic bone screws: Ponder v. Synthes. This action has been dismissed.

     "O" Company, Inc. v. Osteotech, Inc.

     In July 1998,  a  complaint  was filed  against  the  Company in the Second
     Judicial District Court, Bernallilo County, New Mexico, which alleges negligence, strict liability, breach of warranty, negligent misrepresentation, fraud, and violation of the New Mexico Unfair Trade Practices Act arising from allegedly defective dental implant coating and coating services provided to plaintiffs by a subsidiary of the Company, Cam Implants BV. Plaintiffs have demanded unspecified monetary damages. In August 1998, the Company removed this action to the United States District Court for the District of New Mexico and filed and served its answer, denying any and all liability in this action, and moved to dismiss five of the seven claims alleged against it. In March 1999, the court dismissed with prejudice the plaintiff's negligence and strict liability claims. Remaining are claims for breach of warranty, negligent misrepresentation, fraud, and violation of the New Mexico Unfair Trade Practices Act. As to those claims, the Company has moved for summary judgment on the basis that all of the remaining claims are barred by their applicable statutes of limitations. At plaintiff's request, the court permitted limited discovery on the matters related to the statute of limitations issue, which is ongoing.

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


6.   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2000 and 1999:

                                                                           Three Months Ended            Nine Months Ended
                                                                              September 30,                 September 30,
                                                                        -------------------------------------------------------
     (dollars in thousands
     except per share data)                                                2000           1999           2000           1999
     --------------------------------------------------------------------------------------------------------------------------
         Net income                                                    $       231    $     3,248    $     4,724    $     9,750
     --------------------------------------------------------------------------------------------------------------------------

     Weighted average common shares                                     13,960,228     14,174,402     14,085,310     13,969,901

                                                                        -------------------------------------------------------
     Denominator for basic earnings per share                           13,960,228     14,174,402     14,085,310     13,969,901

     Effect of dilutive securities:
        Stock options                                                      288,905        466,479        318,494        669,156
        Warrants                                                                              378            145            126
                                                                        -------------------------------------------------------
     Denominator for diluted earnings per share                         14,249,133     14,641,259     14,403,949     14,639,183
     --------------------------------------------------------------------------------------------------------------------------

        Basic net income per share                                     $       .02    $       .23    $       .34    $       .70
     --------------------------------------------------------------------------------------------------------------------------

        Diluted net income per share                                   $       .02    $       .22    $       .33    $       .67
     --------------------------------------------------------------------------------------------------------------------------

                        OSTEOTECH, INC. AND Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)


7.   Operating Segments

     Summarized in the table below is financial information for the Company's reportable segments for the three-month and nine-month periods ended September 30, 2000 and 1999:

                                                                      Three Months Ended                Nine Months Ended
                                                                         September 30,                     September 30,
                                                                   -----------------------------------------------------------
     (dollars in thousands)                                           2000             1999             2000            1999
     -------------------------------------------------------------------------------------------------------------------------
     Revenues:
       Grafton(R)DBM Segment                                       $ 11,139         $  9,905         $ 33,433         $ 32,346
       Base Tissue Segment                                            5,872            6,525           20,471           20,043
       Other                                                            905            1,039            3,277            3,488
     -------------------------------------------------------------------------------------------------------------------------
       Consolidated                                                $ 17,916         $ 17,469         $ 57,181         $ 55,877
     -------------------------------------------------------------------------------------------------------------------------
     Operating income (loss):
       Grafton(R)DBM Segment                                       $  2,158         $  4,429         $  8,110         $ 12,509
       Base Tissue Segment                                             (415)           1,884            2,547            5,969
       Other                                                         (1,228)          (1,003)          (3,109)          (2,733)
     -------------------------------------------------------------------------------------------------------------------------
       Consolidated                                                $    515         $  5,310         $  7,548         $ 15,745
     -------------------------------------------------------------------------------------------------------------------------

8.   Reclassifications

     In 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option." In accordance with the EITF, in the statement of cash flows for the nine months ended September 30, 1999, the Company reclassified $3,365,000 in income tax benefits from the cash flows from financing activities section to the cash flows from operating activities section.

     In addition, certain other prior year amounts within the financial statements have been reclassified to conform to the 2000 presentation.

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

FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

Results of Operations

Net Income

Consolidated net income in the third quarter of 2000, which includes $150,000 or $.01 diluted net income per share related to the settlement with DePuy Acromed, Inc. ("DePuy") in connection with the on-going GenSci patent litigation, decreased to $231,000 or $.02 diluted net income per share as compared to net income of $3,248,000 or $.22 diluted net income per share in the third quarter of 1999, which includes $1,050,000 or $.07 diluted net income per share from the DePuy settlement. Consolidated net income in the nine months ended September 30, 2000, which includes $450,000 or $.03 diluted net income per share from the DePuy settlement, decreased to $4,724,000 or $.33 diluted net income per share as compared to net income of $9,750,000 or $.67 diluted net income per share in the nine months ended September 30, 1999, which includes $1,050,000 or $.07 diluted net income per share from the DePuy settlement.

The following is a discussion of factors affecting results of operations for the three-month and nine-month periods ended September 30, 2000 and 1999.

Net Revenues

Consolidated net revenues increased 3% to $17,916,000 from $17,469,000 in the third quarter of 1999 and increased 2% to $57,181,000 from $55,877,000 in the nine months ended September 30, 1999. Domestic revenues, which consist principally of revenues from the Grafton(R) DBM and Base Tissue Segments, increased 4% to $17,375,000 from $16,672,000 in third quarter of 1999 and increased 2% to $54,093,000 from $52,810,000 in the nine months ended September 30, 1999. Foreign based revenues decreased 32% to $541,000 from $797,000 in third quarter of 1999 and increased 1% to $3,088,000 from $3,067,000 in the nine months ended September 30, 1999. The decrease in foreign based revenues in the quarter resulted primarily from a decrease in unit volume for ceramic and bovine products. The increase in the nine months resulted primarily from the initial distribution of Grafton(R) DBM in Europe offset by decreases in unit volume in ceramic and bovine products. Both periods were also adversely affected by the strength of the U.S. dollar compared to the Dutch Guilder and French Franc. The impact of the exchange rates reduced foreign based revenues by 14% and 13% in the third quarter and nine months, respectively.

Grafton(R) DBM Segment revenues increased 12% to $11,139,000 from $9,905,000 in the third quarter of 1999 and increased 3% to $33,433,000 from $32,346,000 in the nine months ended September 30, 1999. The increases in both periods are a result of an increase in unit volume and the distribution of Grafton(R) DBM in Europe. Grafton(R) DBM was not distributed in Europe during the nine months ended September 30, 1999. Despite a 7% growth at the hospital/end-user level, our revenues during the first nine months grew at a slower rate as a result of our clients purchasing less Grafton(R) DBM products in the first quarter of 2000 than they needed to meet hospital/end-user demand. This is a result of our clients using $1,500,000 of excess inventory purchased in December 1999 ahead of a 4% price increase which became effective January 1, 2000. Grafton(R) DBM Segment revenues growth slowed in the third quarter of 2000 as compared with the prior year same quarter primarily due to the increasing competition as more companies have developed products with characteristics similar to Grafton(R) DBM. Although we expect that this competition will continue in the future, we expect demand for our Grafton(R) DBM products to grow as we take steps to compete more effectively and introduce the product line into additional markets in both the United States and Europe. Additionally, foreign based revenues were negatively impacted by 14% and 13% in the third quarter and nine months ended September 30, 2000, respectively, due to a decline in the Dutch Guilder and French Franc against the U.S. dollar.

Base Tissue Segment revenues decreased 10% to $5,872,000 from $6,525,000 in the third quarter of 1999 and increased 2% to $20,471,000 from $20,043,000 in the nine months ended September 30, 1999. The decrease in the quarter results principally from a 31% decline in the number of donors processed for our clients as market demand shifts towards more technically advanced tissue products, partially offset by a 112% increase in bio-implant revenues. The increase in the nine months resulted primarily from increases in bio-implant and OsteoPure(TM) Femoral Head processing revenues and price increases effective January 1, 2000 offset by a decrease in base tissue allograft processing revenue as a result of a decline in the number of donors processed.

In September 2000, we entered into a new five-year agreement with the Musculoskeletal Transplant Foundation ("MTF"). This new agreement replaces the current agreement which would have expired March 31, 2002. Under the new agreement MTF will no longer be required to exclusively provide all donor tissue it recovers to us for processing. The new agreement expires on August 31, 2005, and provides that either party has the right to terminate the agreement commencing March 31, 2002 upon six months prior written notice. Also, under the terms of the new agreement, we will have the ability to directly contract with tissue recovery organizations for the processing of tissue recovered by those organizations.

During the third quarter and nine months ended September 30, 2000, two of our clients in the Grafton(R) DBM and Base Tissue Segment accounted for 51% and 41%, and 50% and 40% of consolidated revenues.

Gross Profit

Gross profit as a percentage of revenues was 61% in the third quarter and 65% in the nine months ended September 30, 2000, respectively, as compared to 68% and 69% in the same periods last year. The decreases in both periods results from the underabsorption of fixed costs in the Base Tissue Segment as a result of the decline in donors processed for our clients. The decrease in the nine months results from costs associated with additional allograft tissue processing capacity which was added in the second half of 1999 to meet the expected growth of our allograft tissue business.

Marketing, General and Administrative

Marketing, general and administrative expenses increased $2,272,000 or 33% in the third quarter and $5,941,000 or 30% in the nine months ended September 30, 2000 compared to the same periods last year. The increase was primarily attributable to: (i) increased legal fees associated with patent infringement lawsuits in both the Grafton(R) DBM and the Base Tissue Segments, and (ii) expanded marketing and promotional activities associated with the launch of four new bio-implant products.

Research and Development

Research and development expenses increased $117,000 or 9% in the third quarter and $226,000 or 5% in the nine months ended September 30, 2000 compared to the same periods last year. The increase was primarily attributable to increased spending in the Grafton(R) DBM and Base Tissue Segment associated with the continued development of several new processing technologies and ongoing development of new products.

Operating Income

Consolidated operating income decreased 90% to $515,000 in the third quarter and 52% to $7,548,000 in the nine months ended September 30, 2000 compared to $5,310,000 and $15,745,000 in the same periods last year primarily as a result of decreased operating income in both the Grafton(R) DBM and Base Tissue Segments and reduced income from the DePuy patent litigation settlement.

Grafton(R) DBM Segment operating income, decreased 51% to $2,158,000 in the third quarter and 35% to $8,110,000 in the nine months ended September 30, 2000 compared to $4,429,000 and $12,509,000 in the same periods in 1999. Third quarter and nine month operating income of 2000 includes income from the DePuy patent litigation settlement of $250,000 and $750,000, respectively compared to $1,750,000 in each period in 1999. The decrease results primarily from lower gross profit margin resulting from increased capacity and increased costs associated with a patent lawsuit. Base Tissue Segment operating income decreased 122% to a loss of $415,000 in the third quarter and 57% to $2,547,000 in the nine months ended September 30, 2000 compared to $1,884,000 and $5,969,000 in the same periods last year. The decrease results primarily from a decrease in gross profit margin resulting from a decline in donors processed, increased legal expenses associated with two patent lawsuits and increased marketing and promotional spending associated with the launch of four new bio-implants.

Income Tax Provision

The effective income tax rate increased to approximately 71% in the third quarter and to 44% in the nine months ended September 30, 2000 from 41% and 40% in the same periods last year. The net change in the effective income tax rate in 2000 is caused by non-deductible foreign losses partly offset by recognition of tax benefits.

Liquidity and Capital Resources

At September 30, 2000, we had cash and short-term investments of $14,792,000 compared to $20,716,000 at December 31, 1999. We invest excess cash in U.S. Government-backed securities and investment grade commercial paper of major U.S. corporations. Working capital decreased $7,062,000 to $30,020,000 at September 30, 2000 compared to $37,082,000 at December 31, 1999. The decrease in working capital results principally from a decrease in cash, accounts receivable, prepaid expenses, accounts payable and accrued liabilities.

Net cash provided by operating activities decreased to $9,077,000 in the nine months ended September 30, 2000, compared to $12,473,000 in the same period of 1999. The decrease resulted primarily from a decrease in net income and income tax benefits related to stock options.

Cash used in investing activities increased to $19,038,000 in the nine months ended September 30, 2000 from $16,946,000 in the same period of 1999. The increase results principally from an increase in capital expenditures to
$20,509,000 from $13,537,000 resulting from our continued investment in facilities and equipment needed for current and future business requirements. In the fourth quarter of 1998, we commenced construction of a new processing facility in Eatontown, New Jersey.

The estimated aggregate cost for the construction of the building, including furniture, fixtures and equipment is approximately $34,000,000; $21,500,000 of which we expect will be funded through a building mortgage loan and equipment line of credit. The remaining balance will be funded through available cash reserves or anticipated cash flow from operations. Through September 30, 2000, we have incurred $25,500,000 in building and equipment costs, including capitalized interest of $487,000, of which $15,019,000 has been funded through bank financing.

Net cash provided by financing activities decreased to $6,047,000 in the nine months ended September 30, 2000, from $6,690,000 in the same period of 1999, principally as a result of cash used to repurchase and retire 330,500 shares of common stock at a cost of $3,121,000 and a decrease in cash proceeds received from stock option exercises.

In September 2000, we entered into a non-cancelable 2-year agreement with Ulrich for the purchase of $3,000,000 of inventory for the VBR System. As a result of previously outstanding credits with Ulrich in the amount of $1,400,000, the net cash flow effect of this commitment will be $1,600,000.

We have a credit facility with a U.S. bank, that includes a $5,000,000 revolving line of credit, a $4,500,000 building mortgage loan, and a $17,000,000 equipment line of credit. At September 30, 2000, $4,500,000 was outstanding under the revolving line of credit and $10,519,000 was outstanding under the equipment line of credit. The revolving line of credit expires May 31, 2000, at which time, upon written notice to the lender, we have the option to extend the term for an additional four years. The equipment line of credit automatically converts to a seven-year term loan on December 10, 2000. We also have a line of credit with a Dutch bank, which provides for borrowings of up to 5,000,000 Dutch Guilders ("dfl"), or approximately $2,000,000 at the September 30, 2000 exchange rate. Analysis of our cash position and anticipated cash flow indicated that it most likely would not be necessary to utilize a significant portion of this line of credit and, therefore, we agreed with the bank to limit borrowings, if any, to no more than dfl 3,000,000 or approximately $1,200,000 at the September 30, 2000 exchange rate. There were no borrowings outstanding under this credit line as of September 30, 2000. Additionally, we have a line of credit with a French bank, which provides for borrowing of up to FRF 1,000,000, or approximately $134,000 at the September 30, 2000 exchange rate. There were no borrowings outstanding under this credit line as of September 30, 2000.

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


Impact of Inflation and Foreign Currency Exchange Fluctuations

The results of our operations for the periods discussed above have not been significantly affected by inflation or foreign currency fluctuations.

Litigation

We are involved in various legal proceedings. For a discussion of these matters see Note 5 of "Notes to Condensed Consolidated Financial Statements", PART II.,
ITEM 1. LEGAL PROCEEDINGS and our Annual Report on Form 10-K for the year ended December 31, 1999. It is possible that our results of operations or liquidity and capital resources could be adversely affected by the ultimate outcome of the pending litigation or as a result of the costs of contesting such lawsuits.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Update of Previously Reported Legal Proceedings

     University of Florida Tissue Bank, Inc. v. Osteotech, Inc.

     In October 2000, the Court granted plaintiffs permission to amend their complaint to allege that we, in addition to infringing on the claims of the U.S. Patent Nos. 5,814,084 and 4,950,296, infringed upon the claims of a related patent owned by plaintiffs, U.S. Patent No. 6,096,081. As with their infringement claims regarding the other patents, plaintiffs seek injunctive relief and unspecified damages.

     Medtronic Sofamor Danek, Inc., Sofamor Danek L.P. and Sofamor Holdings, Inc. v. Osteotech, Inc.

     In October 2000, the Court granted plaintiffs permission to amend their complaint to allege that we, in addition to infringing on the claims of the U.S. Patent Nos. 5,741,253 and 5,484,437 infringed upon the claims of a related patent owned by plaintiffs, U.S. Patent No. 6,096,038. As with their infringement claims regarding the other patents, plaintiffs seek injunctive relief and unspecified damages.

     Regner v. Inland Eye & Tissue Bank of Redlands

     In September 2000, plaintiffs voluntarily dismissed without prejudice their claims filed in the Superior Court for the State of California, San Bernardino County. At or about the time of the dismissal, the plaintiffs "refiled" the action in the Superior Court for Los Angeles County. We, however, have not been served with that action. In October 2000, the defendants, including us, moved to vacate plaintiffs' dismissal of the San Bernardino County action and have the action reinstated. The Court granted that motion and has scheduled a hearing for December 4, 2000, on defendants' demurrers to the plaintiffs' complaint requesting that the action be dismissed with prejudice.

     New Legal Proceedings

     Musculoskeletal Transplant Foundation v. Osteotech, Inc.

     In October 2000, the Musculoskeletal Transplant Foundation ("MTF") filed a complaint in the United States District Court for the District of New Jersey against us seeking a declaratory judgment (1) that MTF, through its manufacture and use of certain demineralized bone tissue products, does not infringe any claim of U.S. Patent Nos. 5,284,655 and 5,290,558, which are owned by us; (2) that claims of those patents are invalid; and (3) that the claims of those patents are unenforceable. The complaint was then amended to add Synthes Spine Company, L.P. as a plaintiff. Although plaintiffs seek no specific monetary award they have requested that the Court award the plaintiff's their attorneys' fees and costs in this action. We are assessing the claims asserted against us and have not yet responded to them.

     Steele v. Inland Eye and Tissue Bank

     In October 2000, we were served with a summons and second amended complaint naming us as a "Doe" defendant in an action pending in the Superior Court for the State of California, San Bernardino County. Plaintiff has asserted claims against defendants for intentional misrepresentation, negligent misrepresentation and tortious interference in connection with certain tissue procurement activities allegedly engaged in by defendants. Plaintiff seeks damages in an unspecified amount. We are currently assessing the claims asserted against us and have not yet responded to them.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

          Exhibit                                                        Page
          Number     Description                                        Number
          ------     -----------                                        ------

          10.36      Amended and Restated Processing Agreement           E-1
                     Entered into September 11, 2000 with
                     Musculoskeletal Transplant Foundation and
                     Biocon, Inc. for which the Registrant is requesting confidential treatment pursuant to Rule 24b-2.

          27.0       Financial Data Schedule                             E-38

(b)  Reports on Form 8-K

          On October 18, 2000, we filed with the Commission a Current Report on Form 8-K to announce that in response to earlier letters from us informing Musculoskeletal Transplant Foundation ("MTF") that products made by MTF pursuant to the patent issued to MTF in February, 2000 may infringe on the claims of two Osteotech Grafton(R) Demineralized Bone Matrix (DBM) patents; U.S. Patent No. 5,284,665 and U.S. Patent No. 5,290,558, issued in February and March 1994, respectively, MTF had filed a lawsuit in the United States District Court for the District of New Jersey asking the court to rule that MTF does not infringe the claims of our patents. The suit also requests the court to declare our patents invalid and unenforceable.

          On September 11, 2000, we filed with the Commission a Current Report on Form 8-K to announce that we had entered a new five-year agreement with MTF which replaces the current five-year agreement which would have expired April 1, 2002.

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



                                                 Osteotech, Inc.
                                                 -------------------------------
                                                 (Registrant)


Date: November 10, 2000                      By: /s/ Richard W. Bauer
                                                 -------------------------------
                                                 Richard W. Bauer
                                                 Chief Executive Officer


Date: November 10, 2000                      By: /s/ Michael J. Jeffries
                                                 -------------------------------
                                                 Michael J. Jeffries
                                                 Executive Vice President
                                                 Chief Financial Officer