Form 10-K
period 2000-09-30
OSTEOTECH INC
filed 2001-04-02
CIK 874734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2000       Commission File Number 0-19278
                          -----------------                              -------

                                 OSTEOTECH, INC.
             (Exact name of registrant as specified in its charter)


             Delaware                                    13-3357370
---------------------------------           ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

51 James Way, Eatontown, New Jersey                        07724
---------------------------------           -----------------------------------
(Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code (732) 542-2800

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock - $.01 Par Value
                          -----------------------------
                                (Title of class)

                         Preferred Stock Purchase Rights
                         -------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes _X_   No___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

     The aggregate market value of the Common Stock, par value $.01 per share, held by non-affiliates based upon the reported last sale price of the Common Stock on March 20, 2001 was approximately $82,098,000.

     As of March 20, 2001, there were 13,989,307 shares of Common Stock, par value $.01 per share, outstanding.

     The Index to Exhibits appears on page E-1.

                       Documents Incorporated by Reference

     The registrant's definitive 2001 Proxy Statement which will be filed pursuant to Regulation 14A is incorporated by reference into Part III of this Annual Report on Form 10-K.

                                 OSTEOTECH, INC.

                          2000 Form 10-K Annual Report

                                TABLE OF CONTENTS

Section                                                                   Page
-------                                                                   ----

PART I


     Item 1.   Business                                                     1
               Company Overview                                             1
               Strategy                                                     4
               Business Summary                                             7
               Allograft Bone Tissue Processing                             9
               Expansion of Allograft Bone Tissue Business in Europe        11
               Other                                                        12
               Quality Assurance                                            13
               Clients                                                      14
               Education and Marketing                                      14
               Government Regulations                                       15
               Research and Development                                     17
               Competition                                                  17
               Environmental Matters                                        23
               Patents and Proprietary Rights                               23
               Product Liability and Insurance                              24
               Employees                                                    24
     Item 2.   Properties                                                   24
     Item 3.   Legal Proceedings                                            25
     Item 4.   Submission of Matters to a Vote of Security Holders          32


PART II

     Item 5.   Market for the Registrant's Common Equity and Related
               Stockholder Matters                                          33
     Item 6.   Selected Financial Data                                      34
     Item 7.   Management's Discussion And Analysis Of Financial
               Condition And Results Of Operations                          35
               Risk Factors                                                 40
     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk   45
     Item 8.   Financial Statements and Supplementary Data                  45
     Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                          45

PART III


     Item 10.  Directors and Executive Officers of the Registrant           46
     Item 11.  Executive Compensation                                       46
     Item 12.  Security Ownership of Certain Beneficial Owners and
               Management                                                   46
     Item 13.  Certain Relationships and Related Transactions               46


PART IV


     Item 14.  Exhibits, Financial Statement Schedules and Reports on
               Form 8-K                                                     47


         The following trademarks and service marks appear in this Annual
Report: bio-d(TM) Threaded Cortical Bone Dowel, Graftech(TM) Bio-implants, OsteoActive(TM) and Ovation(TM) Low Back Fixation System are trademarks and Osteotech(R), Grafton(R) Demineralized Bone Matrix (DBM), Versalok(R) Low Back Fixation System (Versalok(R) System), and Allogard(R) Packaging are registered trademarks of Osteotech, Inc.; D-MINsm is a service mark of Osteotech, Inc.; LUBBOC(R) AND LADDEC(R) are registered trademarks of OST Developpement SA and OsteoPure(TM) is a trademark of OST Developpement SA; Vertebral Body Replacement (VBR(TM)) is a trademark of Heinrich C. Ulrich, K.G.

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

Company Overview

         Osteotech, Inc., or Osteotech, provides services and products primarily focused in the repair and healing of the musculoskeletal system. These products and services are marketed primarily to the orthopaedic, spinal, neurological, oral/maxillofacial, dental and general surgery markets in the United States and Europe. Based on our knowledge of the allograft bone tissue industry, we believe that we are the world's largest processor and developer of human bone and bone connective tissue, or allograft bone tissue, forms. The allograft bone tissue we process is procured by independent tissue banks or other Tissue Recovery Organizations, or TRO's, primarily through the donation of tissue from deceased human donors and is used for transplantation. We have two primary operating segments:

         o the Grafton(R)Demineralized Bone Matrix (DBM) Segment, or the Grafton(R)DBM Segment; and

         o  the Base Allograft Bone Tissue Segment, or the Base Tissue Segment.

All of our other products and services which do not meet the criteria to be separately identified as a segment are aggregated under the category of "other."

         In the Grafton(R) DBM Segment we process and market Grafton(R) DBM which is generally distributed by our clients. To the extent that allograft bone tissue is recovered by TRO's on our behalf, we will process and distribute such tissue under our own label. Grafton(R) DBM is processed using our validated, advanced, proprietary demineralization process. When applied to cortical bone, this process yields allograft bone tissue which has osteoinductive (the process by which bone is induced to grow) and osteoconductive (the matrix provided by allograft bone tissue into which the host bone can grow) capabilities greater than currently available forms of mineralized allograft bone tissue.

         In the Base Tissue Segment we process primarily mineralized weight-bearing allograft bone tissue which our clients generally market and distribute. To the extent that TRO's recover allograft bone tissue on our behalf, we will process and distribute such tissue under our own label. We also process the bio-d(TM) Threaded Cortical Bone Dowel for posterior and anterior spinal fusion procedures, the Graftech(TM) Bio-implant spacers and ramps for posterior and anterior spinal fusion procedures and OsteoPure(TM) Femoral head bone tissue in the Base Tissue Segment. We market these allograft bone tissue forms which are generally distributed by our clients, unlike other tissue forms processed in this segment, which are generally marketed and distributed by our clients.

         We have leveraged our expertise in musculoskeletal tissue technology to develop innovative processes and proprietary products that are widely used by orthopaedic, spinal, neurological and oral/maxillofacial surgeons for spinal fusion procedures; to repair and replace bone loss caused by trauma or certain disease states; to augment prosthetic implant procedures; and to replace damaged ligaments and tendons.

         In addition to our Grafton(R) DBM Segment and Base Tissue Segment, we provide ceramic and titanium plasma spray coating services and ceramic products which are used as bone graft substitutes, to orthopaedic and dental implant manufacturers. We distribute these products in Europe and the Middle East through our operations based in Leiden, The Netherlands. In the United States, we also market and distribute metal spinal implant products, including the Versalok(R) Low Back Fixation System, or Versalok(R) System, a lumbosacral spine fixation system with an innovative polyaxial screw. In January, 2001, we began marketing the Vertebral Body Replacement, or VBR(TM), a patented device approved as a vertebral body replacement device intended for use in the thoracolumbar spine (T1 - L5) to replace a collapsed, damaged or unstable vertebral body due to tumor or trauma. To our knowledge, this is the first time the Food and Drug Administration, or the FDA, has specifically cleared any single device for either of these indications, which establishes a new standard for this class of device. In January, 2001, we also began marketing the Ovation(TM) Low Back Fixation System, or Ovation(TM), a titanium, lumbosacral spine fixation system with an innovative polyaxial screw.

         In February, 2001, we entered into a distribution agreement to market a pedicle screw system and a cervical plating system in the United States and Canada, which are manufactured by Alphatec Manufacturing, Inc. Under the terms of the agreement, which is for an initial term of two (2) years from the date that the first order for the systems is completed (expected to be in August, 2001), we are required to purchase a minimum of $6 million of the two systems. The agreement is automatically renewed for two (2) year periods unless either party cancels it upon six months prior written notice. If the original agreement is renewed, we are required to purchase a minimum of $8 million in the next two years. Thereafter, minimums are to be negotiated in advance of each renewal.

         Through our acquisition of 90% of OST Developpement, SA, or OST, which was completed in January, 1999, we also process, market and distribute both bovine bone tissue products which are utilized as bone graft substitutes by surgeons and OsteoPure(TM) Femoral head processed human allograft bone tissue grafts, primarily in Europe, Asia and the Middle East. We also market and distribute Grafton(R) DBM through OST in these same markets.

         We estimate that the total bone graft market in the U.S. for 2000 was approximately $517 million, which includes allograft bone tissue procedures, synthetic graft substitutes and autograft bone tissue procedures (transplant tissue harvested from the patient). We estimate that the allograft bone tissue portion of the total bone graft market in the U.S. in 2000 was approximately $257 million. The allograft bone tissue market is growing at a substantially faster rate than the general bone grafting market, as allograft bone tissue is increasingly becoming accepted as either an augment to, or a surgical alternative to autograft procedures. Autograft bone tissue often requires a second surgical procedure to harvest bone from the patient's own body and, therefore, exposes the patient to increased risk associated with blood loss, infection and chronic pain. Increased use of allograft bone tissue is expected to continue as physicians become increasingly educated about the benefits of allograft bone tissue and concerns over disease transmission are diminished. Moreover, allograft bone tissue is increasingly preferred for use in elderly patients, who often lack sufficient harvestable bone.

         Based upon our knowledge of the allograft bone tissue industry, we estimate that we process about 40% of the allograft bone tissue donors in the U.S. We believe that our strong market position is attributable to our proprietary product line; our clients' national donor recovery programs; our large national sales and marketing organization; and the substantial investment we have made in processing technology to ensure stringent standards and high quality control which, combined with extensive donor screening and testing performed by our clients, has virtually eliminated the risk of transmission of infectious agents.

         Our clients pay us fees for our processing of the allograft bone tissue that they provide to us. In the Grafton(R) DBM Segment, our clients pay fees on a per unit basis for the Grafton(R) DBM products we process. In the Base Tissue Segment, our clients pay fees on a per donor basis, except in the case of bio-implants, for which fees are paid on a per unit basis.

         In the United States we process allograft bone tissue pursuant to contracts with a number of clients, including two large not-for-profit organizations, American Red Cross Tissue Services, or ARC, and Musculoskeletal Transplant Foundation, or MTF. Our clients are responsible for donor procurement and generally for the distribution of the allograft bone tissue we process for them. Our contract with ARC expires in December, 2006 and our contract with MTF expires in August, 2005. However, the MTF contract may be canceled effective March 31, 2002 and thereafter upon either party giving six months prior written notice. We also are currently in litigation with MTF related to our Grafton(R) DBM patents and other matters. See Item 3 "Legal Proceedings." We also process allograft bone tissue for several smaller tissue banks in the United States and Europe.

         We market our proprietary allograft bone tissue products such as Grafton(R) DBM and our line of bio-implants through independent agents and direct field sales personnel. Generally, our clients market the non-proprietary products we process in our Base Tissue Segment, primarily using direct field personnel. Our products are gaining wide acceptance among surgeons in a broad spectrum of orthopaedic procedures due to their flexibility, unique handling characteristics and ability to enhance bone growth.

         Revenue in our Grafton(R) DBM Segment increased to $45,226,000 in 2000 from $45,136,000 in 1999 and 2000 revenue in our Base Tissue Segment of $26,204,000 was about 2% above 1999's revenue of $25,751,000. We expect that both our Grafton(R) DBM and Base Tissue Segments will continue to be important contributors to the growth of our consolidated revenues and profits in 2001, as processed allograft bone tissue forms continue to gain increased acceptance.

Strategy

         Overview

         We intend to expand our business as follows:

         o We intend to use our position as the leader in allograft bone tissue processing and marketing to become a leading orthopaedic/musculoskeletal company by bringing to market innovative and cost-effective allograft bone tissue forms and non-allograft products. We also will expand into new markets globally.

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

         o We intend to add additional metal spinal implant systems to our product line in order to provide the spinal surgeon with a greater depth of products.

         o We intend to utilize our marketing and distribution network to enhance the market share of both our allograft bone tissue forms and non-allograft product lines.

         o To ensure that we have an adequate supply of allograft bone tissue to meet the market demand for existing tissue forms that we process and for any new tissue forms that we may process, we intend to work with existing clients to expand the amount of tissue they recover, obtain additional tissue bank clients and contract directly with TRO's to obtain tissue on our behalf.

         Grafton(R) DBM Segment

         In the near term, we will continue to focus on marketing Grafton(R) DBM through our direct marketing organization, our national agent network and medical education programs. We will support these programs through prospective clinical and outcome studies to further validate the performance, utility and safety of our processed tissue. We also will continue to expand the Grafton(R) DBM tissue line by adding additional forms and continue our expansion globally.

         We expect to continue expansion of sales of Grafton(R) DBM through:

         o the recently completed reorganization of our sales force to allow for expanded market coverage and selling time with surgeons;

         o providing the surgeon an expanded line of metal implant products and allograft bone tissue forms which are usable with Grafton(R) DBM so that we can better meet the needs of the surgeon;

         o  surgeon identified new procedures;

         o  surgeon oriented medical education programs;

         o  in-depth sales agent training programs;

         o  published clinical support;

         o  product line extensions;

         o  global expansion with an initial European focus; and

         o continued expansion of the allograft bone tissue market in both the United States and globally.

         Base Tissue Segment

         We expect to achieve continued growth in the Base Tissue Segment through:

         o introduction of additional allograft bone tissue grafts with application in spinal and other surgical procedures;

         o use of our new packaging system and, a new validated viral inactivation claim, when available;

         o global expansion of base allograft bone tissue grafts and the tissue processing business in selected countries, initially in Europe;

         o development of proprietary tissue processing technology through internal research;

         o introduction of new allograft bone tissue forms with enhanced performance profiles; and

         o obtaining additional bone tissue processing clients and sources of bone tissue.

         Other

         Non-Allograft Bone Tissue Spinal Implant Products

         Our strategy in the non-allograft bone tissue spinal implant product lines of business is to:

         o continue focusing our European non-allograft bone tissue operations to capture available opportunities for ceramic coating services and ceramic products;

         o capitalize on high-growth opportunities in the U.S. spinal products market with innovative non-allograft bone tissue products;

         o enter into agreements with other health care product companies to utilize our technology and expertise in the non-allograft bone tissue area for the development and manufacture of proprietary product components; and

         o expand our metal implant product line, either through internal development, acquisition or licensing of products from other companies, in order to increase our market share and provide the surgeon with a more comprehensive product line so that we will be able to meet all the surgical implant needs of the surgeon.

         Spinal Strategy

         Our strategy consists of two primary components involving our Grafton(R) DBM and Base Tissue Segments and our non-allograft bone tissue spinal implant product line of business:

         o continue the U.S. market penetration of our non-allograft bone tissue spinal implant products, including the Versalok(R) System, the Ovation(TM) System, the introduction of VBR(TM) and the market introduction of the pedicle screw system and cervical plating system obtained under a distribution agreement with Alphatec Manufacturing, Inc.;

         o market our allograft bone tissue bio-implants and our non-allograft bone tissue spinal implant products together with Grafton(R) DBM through our extensive sales agency network.

         Our intention is to educate surgeons to use Grafton(R) DBM, our allograft bone tissue bio-implants and our metal spinal systems, either alone or in conjunction with each other. Spinal implant products, both allograft and non-allograft, which we add to our product mix in the future will be included in this strategy.

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

         We process allograft bone tissue for our clients and bone tissue recovered by TRO's for us in both our Grafton(R) DBM and Base Tissue Segments. Once processed, we typically return the allograft bone tissue to our clients for distribution to surgeons and medical institutions, or if recovered by TRO's on our behalf, we distribute it directly to surgeons and medical institutions. The surgeons and medical institutions pay the fees established and charged by our clients or us. The surgeons and medical institutions in turn charge their patients for the various aspects of transplant surgery performed by them, including standard charges established by the surgeon or institution for each unit of processed allograft bone tissue used. The cost to the patient for the processed allograft bone tissue is generally reimbursable by medical insurance carriers as part of the overall cost of the procedure.

         In both our Grafton(R) DBM and Base Tissue Segments, our processing yields a wide array of freeze-dried, frozen and demineralized allograft bone tissue forms that are used by orthopaedic, neurological, plastic, dental, periodontal and oral/maxillofacial surgeons for:

         o  spinal fusion procedures;

         o repair and replacement of bone loss caused by trauma or certain disease states;

         o  augmentation of prosthetic implant procedures; and

         o  replacement of damaged ligaments and tendons.

         We believe our processing methods, our clients' tissue recovery techniques and the multiple screening and testing procedures employed, virtually eliminate the risk of transmission of infectious agents by the allograft bone tissue we process.

         In our Grafton(R) DBM Segment, we have a validated viral inactivation process for our demineralized bone tissue. Studies completed by an independent testing laboratory specializing in viral inactivation studies demonstrated that this proprietary demineralization process virtually inactivates and eliminates viruses such as HIV, hepatitis B, hepatitis C, cytomeglia and polio.

         We are in the process of implementing additional proprietary processing technologies that, once fully implemented, will enable us to expand our viral inactivation claims to include the mineralized weight-bearing allograft bone tissue processed in our Base Tissue Segment.

         We believe that allograft bone tissue transplantation is one of the fastest growing areas of transplant medicine. We estimate that in 2000 there were approximately 550,000 grafting procedures in the U.S. for which allograft bone tissue could have been utilized, representing an estimated available allograft bone tissue market of approximately $517 million. We estimate that the allograft bone tissue portion of the total bone graft market in the U.S. in 2000 was approximately $257 million. Industry data indicates that the musculoskeletal surgical market is growing. We believe this will expand the potential market for allograft bone tissue in both our Grafton(R) DBM and Base Tissue Segments, due to a number of factors, including:

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

         Allograft bone tissue is employed in surgical procedures because of its biologic and biomechanical properties. Bone from various locations in the body can be processed to yield either dense cortical bone, porous cancellous bone or units comprised of both cortical and cancellous bone. Cortical bone, the thick outer portion of bone, provides biomechanical strength which allows the bone to be weight-bearing, and therefore, is commonly used in surgery in the spine and in the extremities and in other procedures requiring strong transplant material. Cancellous bone, the spongy portion of bone tissue, is preferable for surgical procedures, or aspects thereof, in which rapid penetration of new bone into the pores of the transplant, a process known as osteoconduction, is desirable but where weight-bearing strength is not paramount. Therefore, cancellous bone is often used to fill smaller areas of bone loss and to augment more extensive reconstructive procedures including knee and hip replacements. Most procedures using allograft bone tissue, however, employ a combination of cortical and cancellous bone in a variety of forms, shapes and sizes.

Allograft Bone Tissue Processing

         Grafton(R) DBM Segment

         In addition to the proprietary procedures which are particular to the processing of Grafton(R) DBM, the technologies used in processing allograft bone tissue in the Base Tissue Segment are also used in processing Grafton(R) DBM. The methods used to process Grafton(R) DBM have been validated as a viral inactivation process. This proprietary process virtually inactivates and eliminates viruses such as HIV, hepatitis B, hepatitis C, cytomeglia and polio.

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

         In our Grafton(R) DBM Segment we currently process five forms of Grafton(R) DBM:

         o Grafton(R) DBM Gel - a gel-like substance with unique handling characteristics which are useful in performing bone graft procedures as part of spinal fusions, joint replacements and repairs of osseous defects;

         o Grafton(R) DBM Putty - a moldable putty-like graft of entangled fibers of demineralized bone, which is mixed easily with marrow and other grafts, minimizes migration, can be molded easily and retains its shape even in larger defects;

         o Grafton(R) DBM Flex - a flexible "pressed fiber" form of demineralized bone processed by utilizing a pressed fiber technique, providing surgeons a pliable form of bone graft. It is available in square or strip forms, conforms to the body's natural anatomy and can be easily cut for precise adaptation to host bone;

         o Grafton(R) DBF Matrix - a flexible "pressed fiber" form of demineralized bone processed by utilizing a pressed fiber technique, providing the surgeon with a pliable form of bone graft. It also contains a "trough" into which the surgeon can place autologous bone and bone marrow to aid in the osteoinduction process; and

         o Grafton(R) DBM Crunch - a ready to use mixture of demineralized bone fibers and demineralized cortical cubes which packs and locks into bone defects, providing structure and support to the graft site.

         We expect that wider distribution and deeper market penetration of Grafton(R) DBM utilizing our national network of independent agents in combination with our direct marketing force, our expansion into European markets and our marketing of metal spinal implant systems will drive the further growth in the use of Grafton(R) DBM processed allograft bone tissue. Through December 31, 2000, Grafton(R) DBM forms had been utilized in over 410,000 procedures domestically.

         Base Tissue Segment

         Unlike organs which require transplantation within hours of recovery, allograft bone tissue generally goes through a processing phase in which it is cleaned, cut into different sizes and forms for specific surgical procedures, preserved, packaged and labeled. We process the allograft bone tissue utilizing technology we have developed which yields a wide array of freeze-dried, frozen, demineralized bone and connective tissue products. Frozen tissues include whole bones and major sections thereof, bone segments, tendons and ligaments. Freeze-dried bone tissues include various wedges, strips, struts, dowels, cancellous cortical chips, blocks, strips and ribs.

         The suitability of an allograft bone tissue is partly dependent on the methods used in the processing of the tissue. Processing includes the removal of certain portions of the allograft bone tissue in a manner which enables the tissue to maintain as much of the native biological characteristics relating to the use of such tissue in bone grafting procedures as possible. To provide suitable allografts, we have developed techniques that minimize the use of chemicals and procedures that might render the allograft bone tissue less suitable for use as a graft. We process allograft bone tissue in a microbially-controlled environment, substantially cleaner than that of a typical hospital operating room, created through the use of advanced air filtration, water distillation and mineral control systems and other "clean room" techniques. We believe that our use of such clean room techniques, a controlled environment, in-line disinfection and other technologies preserve the properties of the tissues that make them suitable as grafts and address the medical community's and the general public's perceptions and concerns regarding the possible transmission of infectious disease and toxicity. Once processed using our current processing methods, freeze-dried bone tissues may be stored for up to three years and frozen bone tissues may be stored for up to five years before they must be used or discarded.

         In December, 1998 we began to process the bio-d(TM) Threaded Cortical Bone Dowel for spinal fusion. In late 2000, we began to introduce the Graftech(TM) Bio-implants, including the Graftech(TM) Posterior Ramp, Graftech(TM) Anterior Ramp, Graftech(TM) Cervical spacer and the Graftech(TM) Cervical dowel. In addition to our normal processing techniques, the Graftech(TM) Bio-implants are processed using our OsteoActive(TM) Process which transforms the typically non-osteoinductive weight bearing graft into an osteoinductive graft, thus allowing for faster incorporation of the graft into the host bone. Additionally, the graft is processed using a new technology which allows it to be available in a non-frozen form. Previously, these types of grafts were available only in a frozen form, often resulting in the surgeon using more of the grafts to successfully perform a procedure than is necessary when a non-frozen graft is used. It is expected that the use of our new non-frozen grafts will thus significantly reduce the cost of the surgery. All of our bio-implant grafts have been tested and shown to withstand loads comparable to those reported in the lumbar spine, and their inherent natural properties, enhanced by our new processing technologies, will permit faster incorporation and remodeling. Additionally, these bio-implant grafts can be used with Grafton(R) DBM. Therefore, the bio-implants will provide structural support and with Grafton(R) DBM added, will also aid in the fusion process by inducing bone growth.

Expansion of Allograft Bone Tissue Business in Europe

         In January, 1999, we completed the acquisition of 90% of OST, which is located in Clermont-Ferrand, France. OST manufactures and markets bovine tissue products for use as bone grafts in orthopaedic and dental surgery. These products, marketed under the trade names of LUBBOC(R) and LADDEC(R), were developed to address the shortage of safe and effective human allograft bone grafts in France and other countries outside the United States. In the future, as a complement to our human allograft tissue products, OST will continue to market these products in certain markets.

         We are expanding operations and staff at OST as we begin to use it as a base for developing our human allograft tissue graft and tissue processing business in Europe. OST has adapted its proprietary LUBBOC(R) and LADDEC(R) processing technology to develop the OsteoPure(TM) Process for the processing of human femoral heads recovered during hip replacement surgery. OST has concluded an agreement with OsteoBanque D'Auvergne and five other European based tissue banks. OST expects to enter into similar agreements with other European tissue banks for the provision of tissue for the OsteoPure(TM) Process in the future. Additionally, we are expanding the range of human allograft bone tissue grafts available to orthopaedic and other surgeons in various countries in Europe by supplying Grafton(R) DBM and other allograft bone tissue grafts processed in the U.S.

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

         We believe the advantages of locating our European operations in France are significant. The French market is one of the larger and more sophisticated European markets for bone grafts. Also, French laws and regulations governing tissue banking are well defined and the most advanced of all the major European countries. Although tissue banking operations in France are generally restricted to non-profit public health organizations approved by the government, French regulations also provide for governmental approval of for-profit organizations as tissue banks if these organizations are able to provide haute technicite (high technology) unavailable in the non-profit sector. We believe that our tissue processing technology meets this requirement and, therefore, OST has filed a dossier with the French government to operate as a tissue bank. As a result, during the course of 2001, we expect to receive approval from the French government which will enable us to operate independently as an approved tissue bank in addition to providing contract processing, marketing and management services to non-profit tissue banks.

Other

         Ceramic and Titanium Plasma Spray Coating Services and Products

         We are providing ceramic hydroxyapatite, or HA, and titanium plasma spray coating services to orthopaedic and dental implant companies in Europe. The primary advantage of coating orthopaedic and dental prosthetic devices with HA or titanium, is that it enables bone to grow onto the implanted device. This enhances the stability of the device, which, in turn, lowers the amount of bone loss and reduces pain caused by micro motion. We manufacture HA powder which we use in our plasma spray coating operations from raw materials which are readily available from several sources. We also supply HA powder to various companies for use in their in-house plasma spray coating operations. Additionally, we produce CE marked HA products that are used as grafting material to provide a matrix into which bone will grow as part of the process of the repair of bone defects.

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

         The Versalok(R) System, which is marketed by our national network of direct and independent agency representatives in combination with our allograft and other non-allograft spinal products, is a lumbo-sacral spine fixation system with innovative polyaxial screw. The Versalok(R) System is designed in a manner to allow the sharing of the forces to which the spine are subjected with the system, which in turn is thought to provide improved results in spinal fusion procedures.

         Beginning in the first quarter 2001, we will market the VBR(TM). This patented device, which we will distribute under an exclusive distribution agreement with Heinrich C. Ulrich, K.G., or Ulrich, of Ulm, Germany, the manufacturer of the product, has been cleared for sale by the FDA to replace a collapsed, damaged or unstable vertebre due to a tumor or trauma.

         In February, 2001, we entered into a distribution agreement to market a pedicle screw system and a cervical plating system in the United States and Canada, which are manufactured by

Alphatec Manufacturing, Inc. Under the terms of the agreement, which is for an initial term of two (2) years from the date that the first order for the systems is completed (expected to be in August, 2001), we are required to purchase a minimum of $6 million of the two systems. The agreement is automatically renewed for two (2) year periods unless either party cancels it upon six months prior written notice. If the original agreement is renewed, we are required to purchase a minimum of $8 million in the next two years. Thereafter, minimums are to be negotiated in advance of each renewal.

         We expect to continue to expand our metal spinal implant product line so that we are able to offer surgeons implant systems capable of solving a variety of spinal problems.

Quality Assurance

         We have stringent quality assurance programs in place covering all of our lines of business, including our Grafton(R) DBM and Base Tissue Segments, our HA-titanium plasma spray coating services, and our non-allograft bone tissue spinal implants and instruments. Our facilities in Clermont-Ferrand, France and Leiden, The Netherlands have received International Standardization Organization, or ISO, certification for their quality systems.

         In both the Grafton(R) DBM and Base Tissue Segments, our allograft bone tissue quality assurance program commences with the recovery of allograft bone tissue which is procured under strict aseptic conditions. The tissue is recovered primarily in hospitals and, to a lesser extent, coroners' facilities which have been prepared for recovery. Recovered allograft bone tissue is also required to be sterilely wrapped and shipped in special containers. Upon receipt of this tissue, a quarantine period is imposed to permit serologic and microbiologic testing prior to release of allograft bone tissue for processing. Upon satisfactory completion of all testing, the allograft bone tissue is processed in a microbially-controlled environment. Under constant monitoring, the allograft bone tissue is cleaned, soaked in antibiotics and then cut and shaped in accordance with client specifications. Before being released to our clients, our quality assurance team inspects and again tests all processed bone tissue for microbiological contaminants.

         We believe that the serologic screening of donors, the extensive screening of donor profiles and medical histories performed by our clients and TRO's and our processing technologies virtually eliminate the likelihood of the presence of infectious agents, including HIV and hepatitis viruses, in our processed allograft bone tissue. Studies completed by an independent testing laboratory specializing in viral inactivation studies demonstrated that our proprietary demineralization process used in our Grafton(R) DBM Segment can virtually inactivate and eliminate viruses such as HIV, hepatitis B, hepatitis C, cytomeglia and polio.

         In addition to the proprietary demineralization process used in our Grafton(R) DBM Segment, we have begun to implement additional processing technologies that once fully implemented will enable us to expand our viral inactivation claims to include virtually all of the allograft bone tissue we process in our Base Tissue Segment. These proprietary, tissue-specific technologies are expected to further enhance graft safety while maintaining the tissue's biologic and physical properties.

         To our knowledge, none of the approximately 2.3 million transplanted grafts we have processed in our Grafton(R) DBM and Base Tissue Segments have caused a confirmed transmission of infectious diseases. This record is due to the rigorous donor screening and tissue recovery techniques used by our clients, extensive donor testing, as well as our demanding quality assurance and processing protocols.

Clients

         We are the processor of allograft bone tissue for two large United States clients. In the Base Tissue Segment, with the exception of the bio-d(TM) Threaded Cortical Bone Dowel and Graftech(TM) Bio-implants for which we are paid on a per unit basis, we are paid fees on a per donor basis for processing, finishing and packaging our clients' mineralized, weight-bearing allograft bone tissue. In the Grafton(R) DBM Segment our clients pay us fees on a per unit basis. During 2000, MTF and ARC accounted for approximately 50% and 40%, respectively, of our consolidated revenues. We receive revenues in both our Grafton(R) DBM and Base Tissue Segments from each of these clients. We have processing agreements with MTF and ARC which run through August 31, 2005 and December 31, 2006, respectively. The agreement with MTF may be terminated, effective March 31, 2001 and thereafter, by either party upon giving six (6) months prior written notice. We also are currently in litigation with MTF related to our Grafton(R) DBM patents and other matters. See Item 3 "Legal Proceedings."

         In June, 2000, we entered into a five year agreement with Bone Bank Allografts, or BBA, to process donor allograft bone tissue procured by BBA. This tissue is processed in our Grafton(R) DBM and Base Tissue Segments.

         We generally rely on our clients to obtain the donor allograft bone tissue which we process and, generally, to distribute the processed allograft bone tissue to hospitals and physicians for transplantation. We perform marketing services which generate demand for our products. See "Education and Marketing."

         In the fourth quarter of 1999, we commenced using the OsteoPure(TM) System for processing allograft bone tissue grafts for French tissue bank clients and we also concluded a contract with BioImplant Services of The Netherlands for expanded distribution of Grafton(R) DBM in Europe, which we began doing in the first quarter of 2000.

         Our plasma spray coating customers and non-allograft bone tissue spinal implant product customers generally purchase our services and products pursuant to purchase orders or non-exclusive supply agreements which are cancelable at any time by either party.

Education and Marketing

         We believe the markets for processed allograft bone tissue will continue to be general orthopaedic, spinal, neurological, and oral/maxillofacial surgical specialties. Our future growth in these areas will depend upon availability of adequate supplies of allograft bone tissue and a wider acceptance by these specialties of the use of allograft bone tissue as an alternative to autograft bone tissue and other available materials and treatments.

         As of December 31, 2000, in the United States, we employed 16 persons engaged directly in efforts to educate surgeons as to the benefits and applications of processed allograft bone tissue and nine employees engaged in training our independent sales agents. We complement our direct sales organization with a national network of independent sales agents who market Grafton(R) DBM, our bio-implant allograft bone tissue spinal implants and our non-allograft bone tissue spinal implant products. These agents also educate the medical community about processed allograft bone tissue. At December 31, 2000, we had appointed 42 agencies which employ over 195 sales representatives.

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

         A small in-house marketing staff located at our Leiden facility markets our plasma spray coating services. These marketing activities consist primarily of attendance at trade shows, placement of advertisements in trade journals and direct mailings to orthopaedic and dental implant companies. We market our HA powders and ceramic products directly and through a small number of independent contract representatives in Europe.

Government Regulations

         Both of our Grafton(R) DBM and Base Tissue Segments involve the processing of human tissue intended for transplantation and are subject to the same regulations in the U.S.

         The procurement and transplantation of allograft bone tissue is subject to federal law pursuant to the National Organ Transplant Act, or NOTA, a criminal statute which prohibits the purchase and sale of human organs, including bone and related tissue, for "valuable consideration." NOTA permits the payment of reasonable expenses associated with the removal, transportation, processing, preservation, quality control, implantation and storage of human bone tissue. We provide services in all of these areas, with the exception of removal and implantation.

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

         The FDA has proposed a more comprehensive regulatory framework that will, if adopted, build upon and supersede the existing regulations for human tissue-based products. Implementation of this proposed regulatory approach would lead to new regulations for the allograft bone tissue we process. One set of new regulations requiring facility registration and listing of products has been published in the Federal Register and is currently effective. In January, 2001, the FDA also published in the Federal Register a proposed rule, Good Tissue Practices, or GTP, which proposes to further regulate tissue processing and quality. This rule is not expected to become effective for another two years. We believe that we will be able to fully comply with the regulation requiring facility registration and listing of products, and with the GTP regulation once it becomes effective.

         The allograft bone tissue bio-implants we process are currently regulated as human tissue for transplantation. If these implants were to be regulated by the FDA as a medical device in the future, we may be required to halt or to limit the marketing of these products until we conduct clinical trials to support an application to receive marketing clearance from the FDA.

         Allograft bone tissue and tissue processing operations are regulated in most major countries, though with different regulations and standards in each country. We believe that we and our subsidiaries comply with the national regulations of the various countries in which we currently, or plan to operate, although there can be no assurances that we will be able to in the future.

         The metal spinal implant products that we distribute in the U.S., are regulated as Class II medical devices under Section 510-K of the Federal Food, Drug and Cosmetic Act. The Versalok(R) System, the Ovation(TM) System and the VBR(TM) System are being marketed pursuant to 510-k marketing approval issued by the FDA. Additionally, the new pedicle screw and cervical plate system that we will market under an agreement with Alphatec Manufacturing, Inc. will be marketed pursuant to 510-k marketing approval which has been issued by the FDA.

         ISO certification for production facilities was made mandatory in 1998 for companies that market or distribute products within the European Union. Our facility located in Clermont-Ferrand, France has received ISO 9002 certification for the quality systems used in the manufacture of bovine tissue products. The LUBBOC(R) and LADDEC(R) Bovine Grafts produced and marketed by OST are regulated as medical devices in Europe and most other international markets in which these products are marketed.

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

         Ceramic products produced by us in The Netherlands are currently distributed only in Europe. These products meet existing regulatory requirements in the specific countries where they are produced and marketed. We do not currently intend to market these products in the U.S.; however, if we decide to do so, these products would require premarket clearance by the FDA as medical devices.

         HA powder produced and sold in bulk by us in the U.S. and Europe is considered to be a component product and, as such, is not currently subject to regulation by the FDA and similar agencies in Europe.

Research and Development

         During 2000, 1999 and 1998, we spent approximately $5,772,000, $5,506,000, and $4,610,000, respectively, on research and development activities. The majority of these expenditures were made in our Grafton(R) DBM and Base Tissue Segments. We are engaged in continuing research and development efforts in the allograft bone tissue processing field which include our continuing efforts to improve upon and maintain the safety and performance of the processed allograft bone tissue, increase the amount of transplantable allograft bone tissue derived from each donor, reduce processing costs through efficiency advances and develop new forms of allograft bone tissue.

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

         We estimate that total domestic allograft bone tissue sales in 2000 was $257 million, comprising approximately 50% of the U.S. bone graft market.

                                         U.S. Bone Graft Market
                                                  2000             Allograft
Specialty                                  Graft Procedures(1)   Market Size(1)
---------                                  ----------------      --------------
Spinal Fusions .......................          260,000
General Orthopaedics .................          205,000
Craniomaxillofacial ..................           85,000
                                               --------
Total ................................          550,000
Average Selling Price(2) .............         $    940
Market Size (000) ....................         $517,000         $257,000 (49.7%)

        (1)  Source: Datamonitor, "US Bone Substitutes"
        (2)  Source: Osteotech estimate

         The number of bone graft procedures is forecast to increase during the next five years due to an expected increase in the number of reconstructive orthopaedic surgical procedures utilizing bone grafts, particularly in spinal procedures using bio-implants, pedicle screw implants and spinal cages.

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

         Grafton(R) DBM Segment

         We have been successful in persuading many surgeons to switch to Osteotech processed allograft bone tissue through the introduction of our proprietary tissue processing technology. We have expanded the applications of allograft bone tissue through Grafton(R) DBM, a proprietary form of allograft bone tissue. The demineralization process used in Grafton(R) DBM removes most of the minerals, thus exposing the proteins that promote bone growth (osteoinduction) and creating a lattice work for new bone (osteoconduction). Grafton(R) DBM has a validated viral inactivation process for HIV, hepatitis B and C, cytomeglia and polio. Grafton(R) DBM is produced in five forms - gel, flex, putty, crunch, and DBF Matrix - and is packaged in sterile, single patient delivery systems. We introduced Grafton(R) DBM Crunch, a mixture of demineralized bone fibers and demineralized cortical cubes, into the market in December, 1999 and Grafton(R) DBF Matrix in January, 2001. With the varying textural and handling characteristics of its five forms, Grafton(R) DBM can be used in virtually all non-weight-bearing bone graft procedures and has been used in over 410,000 procedures through December 31, 2000.

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

              GRAFTON(R) DBM VERSUS COMPETITIVE ALLOGRAFT PRODUCTS(1)

                                                             Validated Viral
      Product/                        Mechanisms(s) of        Inactivation             Available
      Company                           Bone Healing             Process            Ingredients/Forms
      -------                           ------------             -------            -----------------
     Grafton(R)                       Osteoinduction &              Yes             DBM/Glycerol
     DBM (Osteotech)                  Osteoconduction                                  o Gel
                                                                                       o Flex
                                                                                       o Matrix
                                                                                       o Putty
                                                                                       o Crunch

     Dyna Graft                       Osteoinduction(3) &           No              DBM/Collagen
     (Gen Sci/                        Osteoconduction                                  o Matrix
     DePuy)(2)                                                                      DBM/Pluronic F-127
                                                                                       o Gel
                                                                                       o Putty

     Osteofil                         Osteoconduction &             No              DBM/Porcein
     (Reg. Tech/                      Partially                                        o Gel
     Sofamor Danek)                   Osteoinductive                                   o Paste
                                                                                       o Putty
                                                                                       o Cortical cancellous
                                                                                         chip blend

     AlloMatrix                       Osteoconductive &                                o Paste
     (Allosource/Wright Medical)      Osteoinductive

(1)   Source:  Based upon Osteotech's Survey of Competition
(2) As a result of a patent lawsuit settlement with Osteotech, DePuy ceased to market DynaGraft in February, 2001.
(3)   GenSci claims that its DynaGraft Products are osteoinductive.

         Although it already occupies a leading position in the U.S. market for non-weight-bearing grafting materials, in recent years, our Grafton(R) DBM products have faced increasing competitive pressures as more companies have developed, or have announced they are developing, products with characteristics similar to Grafton(R) DBM. We expect that this competition will continue to increase in the future. Many of these competitors have research and development, marketing and other resources that are significantly greater than ours. Certain of our competitors also offer a full line of metal implants and other products used in spinal surgeries. This could give them a competitive advantage over us since they can offer surgeons a more complete line of products than we currently can.

         Notwithstanding the increasing competition, Grafton(R) DBM has significant opportunities for growth. Currently, Grafton(R) DBM sales are primarily domestic. We estimate that Grafton(R) DBM was used in only 19% of the total bone graft procedures performed in the U.S. during 2000.

We estimate the potential non-domestic bone graft market to be at least as large as that of the U.S. market. The European market, in particular, provides us with an opportunity in an area where we already have a sales presence, and, therefore, we began marketing Grafton(R) DBM in nine European countries during 2000.

                    Grafton(R) DBM U.S. Procedure Penetration

                                      2000
                   ------------------------------------------
                                 Grafton(R) DBM
                   ------------------------------------------

                                                                   Percent
Specialty                       Potential(1)      Actual(2)      Penetration
---------                       ------------      ---------      -----------
Spinal Fusions                     260,000          47,844           18.4%
General Orthopaedics               205,000          34,795           17.0%
Craniomaxillofacial                 85,000          24,087           28.3%
                                   -------         -------           ----
Total                              550,000         106,726           19.4%

    (1)   Source: Data monitor, "US Bone Substitutes"
    (2)   Source: Osteotech estimate


         Base Tissue Segment

         Allograft bone tissue is still the only alternative to autograft bone tissue for bone grafting procedures which require weight-bearing tissue. Our primary competition in this segment is surgeons who use autograft bone tissue instead of allograft bone tissue. We plan to continue to differentiate our Base Tissue Segment operations from those of other allograft bone tissue processors by expanding our viral inactivation claim to include our mineralized weight-bearing bone tissue. In late 2000, we introduced our Allogard(R) Packaging plastic tray for most of the base allograft bone tissue processed in our Base Tissue Segment. This packaging will be easier for operating room nurses to work with. In addition, this will allow us to differentiate our "Osteotech processed bone" from most competitive allograft processed bone which is usually packaged in glass bottles.

         In this segment, we process both our base allograft bone tissue and bio-implants. In December, 1998, we introduced the bio-d(TM) Threaded Cortical Bone Dowel for posterior and anterior spinal fusion procedures. In the fourth quarter 2000, we began the limited market introduction of the Graftech(TM) Bio-implant line of spacers and ramps for posterior and anterior lumbar spinal fusion procedures and for cervical spinal fusion procedures. In the first quarter 2001, two of the Graftech(TM) Bio-implant tissue forms became available nationally and the others are expected to be available nationally by the fourth quarter 2001. We market these bio-implants and our clients generally distribute them.

         In order to maintain our leading position in the allograft bone tissue processing market and to encourage more surgeons to switch from autograft bone tissue to our processed allograft bone tissue, we plan to:

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

         The various national markets in Europe for bone grafts are currently dominated by the use of autograft and synthetic bone graft substitutes. Autograft remains the bone graft of choice due to surgeons' attitudes and concerns about bone graft safety and performance. There is also a significant number of surgeons who have not yet become aware of the safety and performance advantages of processed allografts and who continue to use unprocessed autografts. Our OsteoPure(TM) Process, Grafton(R) DBM and base allograft bone tissue are designed to address these needs. However, other firms have developed or are developing allograft bone tissue grafts and allograft bone tissue-based products to also address these needs. Tissue Bank of France, a unit of Groupe Lepine of France and Tutogen, Inc. of Germany offer allograft bone tissue grafts which directly compete with the OsteoPure(TM) Processed human femoral head tissue grafts in certain European countries. Also, several U.S. tissue bank organizations have formed strategic alliances with orthopaedic device firms to market allograft bone tissue grafts in European markets.

         Other

         Our ceramic and titanium plasma spray coating and HA product operations face competition in Europe from divisions and subsidiaries of several large corporations engaged in providing such services and products to others and from several smaller independent companies. In addition, we also face competition from medical implant companies which have in-house plasma spray coating operations. We compete primarily on the quality of our coatings and price. We believe that the spraying technology we use, which is computer controlled and utilizes robotics enables us to provide high quality coatings at competitive prices. It should be noted, however, that the ceramic and titanium coating industry is highly competitive.

         Although we have not been a significant competitor in the metal spinal implant market to date, we are expanding into this market, which is highly competitive.

Environmental Matters

         Our allograft bone tissue processing in both the United States and Europe generates waste which, in the United States, is classified as medical hazardous waste by the United States Environmental Protection Agency and the New Jersey Department of Environmental Protection. We segregate this waste and dispose of it through a licensed hazardous waste transporter in compliance with applicable regulations in both the United States and Europe. The production of HA powder at our facility in The Netherlands generates small amounts of hazardous waste, which we segregate and dispose of through a licensed hazardous waste transporter. Although we believe we are in compliance with applicable environmental regulations, the failure to fully comply with any such regulations could result in the imposition of penalties, fines and/or sanctions which could have a material adverse effect on our business.

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

         At February 28, 2001, we held an aggregate of 101 United States patents and patent applications and 112 foreign patent and patent applications consisting of: (i) 34 United States patents and 13 foreign patents relating to our aseptic processing technology and our transplant support products, including 15 United States Grafton(R) DBM patents and 3 foreign Grafton(R) DBM patents,
(ii) 5 United States and 26 foreign patents relating to our biomaterials technology, (iii) 54 United States and 56 foreign patent applications relating to aspects of our processing technology and our osteogenic and other products under development, (iv) 1 United States patent related to instrumentation, (v) 4 United States patent applications and 16 foreign patent applications relating to our biomaterials technology and (vi) 3 United States patent applications and 1 foreign patent application relating to instrumentation. We believe that our Grafton(R) DBM patents are significant in maintaining our competitive position. These patents expire on various dates ranging from 2009 to 2020. Our other patents expire at various dates ranging from 2007 to 2020.

         There can be no assurance that any pending patent applications will result in issued patents or that any currently issued patents, or patents which may be issued, will provide us with sufficient protection in the case of an infringement of our technology or that others will not independently develop technology comparable or superior to ours. We are currently involved in four patent-related lawsuits. See Item 3. "Legal Proceedings."

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

Employees

         At December 31, 2000, we had 350 employees, of whom 214 were engaged in allograft bone tissue processing, ceramic plasma spray coating and the manufacture of products; 27 were engaged in research and development; 51 were engaged in education, sales and marketing; and 58 were engaged in regulatory, finance and administration. Our employees are not covered by any collective bargaining agreement. We consider relations with our employees to be good.

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

         Our processing facility is located in approximately 45,000 square feet of space in Shrewsbury, New Jersey, which is occupied pursuant to a lease which expires in October, 2008 and provides for a base annual rental of approximately $247,000 through October 2003 and $309,000 for the remaining term of the lease. The lease is renewable at our option for an additional five year term. Both the Grafton(R) DBM and Base Tissue Segments utilize this facility. In addition, we rent 4,600 square feet of space in Eatontown, New Jersey principally as warehouse space for our non-allograft bone tissue spinal implant products. The lease expires in January 2005 and provides for base annual rental of approximately $27,000.

         Our subsidiary in Leiden, the Netherlands, which is engaged in the biomaterial business line, occupies a 21,000 square foot facility. The lease for this facility expires in May, 2008 and the annual rent is dfl 626,000 (approximately $268,000 at the December 31, 2000 exchange rate). We are subleasing 6,400 square feet of this facility to an unrelated third party at an annual rent of dfl

234,000 (approximately $100,000 at the December 31, 2000 exchange rate). The sublease agreement expires in March, 2004.

         Our subsidiary in France, OST Developpement SA, which is engaged in the production, processing and distribution of bovine bone graft substitute products and human allograft tissue products, occupies an 11,000 square foot facility in Clermont-Ferrand, France. The lease for this facility expires in June, 2002 and has an annual rent of FRF 556,000 (approximately $80,000 at the December 31, 2000 exchange rate). We have the option to acquire the building and related land for the fair market value of the property at the time of purchase as determined by an independent appraisal.

         In 1997, we purchased approximately 13 acres of land surrounding our Eatontown, New Jersey facility. We plan to utilize this land for future expansion to meet our anticipated facilities requirements. In connection with the first stage of this expansion, we have engaged a developer to build an additional 74,000 square foot processing facility to our specifications. We expect to occupy this facility in the second half of 2001. We are financing the construction of this facility with a $4.5 million loan from our bank which will be secured by a mortgage on the real property, building and fixtures, proceeds from a $17 million equipment line of credit from our bank which will be secured by the equipment purchased with the proceeds from this loan facility, through our current cash reserves and from cash generated by operations.

Item 3. Legal Proceedings

GenSci Regeneration Laboratories, Inc. v. Osteotech, Inc.;
Osteotech, Inc. v. GenSci Regeneration Sciences, Inc.,
10111-MRP (Eex) (C.D. Cal.)
----------------------------------------------------------

         In January, 1998, we filed a patent infringement action against GenSci Regeneration Laboratories, Inc., or GenSci Labs, and GenSci Regeneration Sciences, Inc., or GenSci Sciences, alleging that the GenSci parties violated claims of one of our patents involving the Grafton(R) Demineralized Bone Matrix
(DBM) process. Approximately two weeks after our filing, GenSci Labs filed a suit against us alleging that our Grafton(R) DBM Flex tissue form infringes two patents assigned to GenSci Labs in addition to allegations against us for tortious interference with a business expectancy, negligent interference with a prospective economic advantage and inducing breach of contract and seeking a declaratory judgment of the invalidity of our patents U.S. Patent Nos. 5,284,655 and 5,290,558 covering Grafton(R) DBM. In February, 1998, GenSci Labs amended its complaint alleging essentially the same causes of action but adding a third patent to the allegation of patent infringement. In August, 1998, the actions were consolidated into one case before the United States District Court for the Central District of California.

         In September, 1998, GenSci Labs served an amended complaint, which asserted, in addition to the previously asserted claims, claims of false advertising under Federal law. In September, 1998, we served our answer to this amended complaint, asserted counterclaims against GenSci Labs and served a third-party complaint against GenSci Sciences, and DePuy AcroMed, Inc., or DePuy. Our counterclaims and third party complaint accused the GenSci parties of infringing a second patent of ours, in addition to the patent referred to above, and accused the DePuy and GenSci parties of acting jointly and severally in infringing on the claims of both patents.

         In May, 1999, GenSci Labs amended its complaint to allege that in addition to our Grafton(R) DBM Flex tissue form, our Grafton(R) DBM Gel and Putty tissue forms infringe on the GenSci Lab's patents at issue. GenSci Labs also amended its complaint to modify its false advertising claim, alleging that in addition to Osteotech, individuals acting on our behalf engaged in false advertising. We filed and served our answer and counterclaims to the amended complaint in May, 1999.

         In November, 1999, we settled all claims which we had filed against DePuy. As part of the settlement, DePuy has agreed to stop selling the GenSci products accused of infringing our patents, no later than February 4, 2001 and to pay us $3,000,000. Payments of $1,000,000 and $2,000,000 were received in 2000 and 1999, respectively.

         In April, 2000, we, GenSci Labs and GenSci Sciences reached an agreement to dismiss with prejudice all of GenSci's patent infringement claims against our proprietary Grafton(R) DBM allograft bone tissue forms and to stay any action in GenSci's anti-trust suit, which it had filed against us on March 6, 2000, until the completion of the trial of our patent infringement claims against GenSci. GenSci also agreed to dismiss all of the tort claims that it had brought against us in its patent lawsuit without prejudice and to transfer the claims to the anti-trust action. As a result of these dismissals, GenSci will no longer have any claims against us in the patent action. This agreement was subject to court approval, which approval has been received. The only remaining claims in the patent action involve our allegations that GenSci has infringed certain of our patents through the sale of the Dynagraft(TM) Gel and Dynagraft(TM) Putty products.

         In July, 2000, we filed a motion seeking summary judgment in our favor on GenSci Labs' and GenSci Sciences' reverse doctrine of equivalents defense on the basis that the GenSci parties failed to assert that defense in a timely manner and that the defense is otherwise meritless. We also filed a motion seeking judgment that the portion of the case GenSci dismissed with prejudice be ruled as exceptional based on GenSci Labs having asserted and maintained baseless allegations that we infringed GenSci Labs' patents, thus warranting an award of attorneys' fees and costs to us.

         Also, in July, 2000, GenSci filed various motions for summary judgment seeking orders that GenSci does not infringe on our patents and/or that such patents are invalid.

         In October, 2000, the court held a claims construction hearing, also known as a Markman hearing, to construe the scope of the claims of the patents-in-suit. In December, 2000, the court issued its ruling adopting our interpretation of the claims.

         In January, 2001, we filed a motion for summary judgment of infringement of U.S. Patent No. 5,290,558. Also in January, 2001, GenSci filed a second motion for summary judgment of noninfringement of U.S. Patent No. 5,284,655, and stated to the court that there no longer was a need for the court to rule on GenSci's first motion for summary judgment of noninfringement of U.S. Patent No. 5,284,655.

         In March, 2001, the court rejected GenSci's various motions for summary judgment. Osteotech's motion for summary judgment of infringement of U.S. Patent No. 5,290,558 has not as yet been ruled on.

         We will continue to vigorously defend any claims against us, prosecute the claims we have asserted in this action, and vigorously and affirmatively protect our products and intellectual property to the fullest extent possible under the law.

GenSci Orthobiologics, Inc. v. Osteotech, Inc., Civil Action
No. 02313-LGB (C.D. Cal.)
------------------------------------------------------------

         On March 6, 2000, GenSci Orthobiologics, Inc., or GenSci, filed a complaint in the United States District Court for the Central District of California against us, alleging unlawful monopolization, attempt to monopolize the market for demineralized bone matrix and for entering agreements in restraint of trade, in violation of Sections 1 and 2 of the Sherman Antitrust Act and Section 3 of the Clayton Act; and that we engaged in unlawful and unfair business practices in violation of Section 17200 of the California Unfair Competition Law. GenSci has alleged that we have monopoly power in the market for demineralized bone matrix products in the United States, and have engaged in anticompetitive conduct by improperly asserting our patents through patent infringement actions, seeking to have the FDA remove certain of GenSci's products from the market, restricting competitors' access to raw materials, interfering with GenSci's arrangements to manufacture demineralized bone matrix implants, interfering with GenSci's marketing and distribution arrangements, and disparaging GenSci's products. GenSci seeks compensatory, incidental, consequential, and punitive damages in an unspecified amount, and injunctive relief to stop us from restricting the tissue banks for which we process tissue from supplying processed demineralized bone matrix to our competitors and distributing the demineralized bone matrix implant products of our competitors. Certain of these allegations had previously been asserted by GenSci in its patent litigation with us in the Central District of California federal court.

         In April, 2000, we reached an agreement with GenSci whereby tort claims that were dismissed from the patent litigation would be transferred to this action and this action was stayed until the completion of the trial of our patent infringement claims against GenSci.

         We believe the claims made in this lawsuit are without merit and we intend to vigorously defend against these claims.

Osteotech, Inc. v. GenSci Orthobiologics, Inc. CV 00-11342 MRP (EEx)
--------------------------------------------------------------------

         On October 25, 2000, we filed suit against GenSci Orthobiologics, Inc., in the United States District Court for the Central District of California, alleging that GenSci Orthobiologics' demineralized bone matrix materials sold under the name Orthoblast, infringe our U.S. Patent No. 5,290,558 and infringe the reexamined claims of our U.S. Patent No. 5,676,146. Our complaint seeks injunctive relief, treble damages, costs and attorneys fees.

         In its second amended answer and counterclaim filed in March, 2001, GenSci Orthobiologics denies infringement, asserts a number of affirmative defenses, and asserts a counterclaim seeking a declaratory judgment that the patents-in-suit are invalid, not infringed and/or unenforceable together with costs and attorneys fees.

         We intend to pursue our claims against GenSci Orthobiologics and defend against the counterclaims.

"O" Company, Inc. v. Osteotech, Inc., Case No. Civ. 98-981 BB/LFG (D.N.M.)
--------------------------------------------------------------------------

         In July, 1998, a complaint was filed against us in the Second Judicial District Court, Bernallilo County, New Mexico, which alleges negligence, strict liability, breach of warranties, negligent misrepresentation, fraud, and violation of the New Mexico Unfair Trade Practices Act arising from allegedly defective dental implant coating and coating services provided to plaintiffs by our subsidiary, Cam Implants BV. Plaintiffs have demanded unspecified monetary damages. In August, 1998, we removed this action to the United States District Court for the District of New Mexico and filed and served our answer, denying any and all liability in this action, and moved to dismiss five of the seven claims alleged against us. In March, 1999, the court dismissed with prejudice the plaintiff's negligence and strict liability claims. Remaining are claims for breach of warranties, negligent misrepresentation, fraud, and violation of the New Mexico Unfair Trade Practices Act. As to those claims, we have moved for summary judgment on the basis that all of the remaining claims are barred by their applicable statutes of limitations. At plaintiffs' request, the court permitted limited discovery on the matters related to the statute of limitations issue, which is ongoing.

         We believe that the claims made against us in this action are without merit and we will continue to vigorously defend against such claims.

University of Florida Tissue Bank, Inc. v. Osteotech, Inc.,
Case No. 1:99cv33 MMP (N.D. Fla.)
-----------------------------------------------------------

         In February, 1999, a complaint was filed against us in the United States District Court for the Northern District of Florida. This action, which has been brought by plaintiffs, University of Florida Tissue Bank, Inc., Regeneration Technologies, Inc., Sofamor Danek Group, Inc., and Sofamor Danek L.P. alleges that our bio-d(TM)Threaded Cortical Bone Dowel and Endodowel infringe on the claims of U.S. Patent Nos. 5,814,084 and 4,950,296. The plaintiffs have sought injunctive relief and monetary damages in an amount not yet specified. In May, 1999, we filed our answer and counterclaim seeking declaratory judgment that the patents in question in this action are invalid and otherwise not infringed by us. In May, 1999, plaintiffs filed their reply to our counterclaims.

         In October, 2000, the Court granted plaintiffs permission to amend their complaint to allege that we, in addition to infringing on the claims of the patents mentioned above, infringed upon the claims of a related patent owned by plaintiffs, U.S. Patent No. 6,096,081. As with their infringement claims regarding the other patents, plaintiffs seek injunctive relief and unspecified damages.

         Discovery on all of the claims asserted in this litigation is ongoing. We believe that the claims made against us in this action are without merit and we will continue to vigorously defend against such claims.

Medtronic Sofamor Danek, Inc., Sofamor Danek L.P. and Sofamor
Holdings, Inc. v. Osteotech, Inc., Case No. 99-2656 (W.D. Tenn.)
---------------------------------------------------------------

         In July, 1999, Medtronic Sofamor Danek Inc., Sofamor Danek L.P. and Sofamor Danek Holdings, Inc., or collectively Danek, sued us in the United States District Court for the Western District of Tennessee alleging that instruments and instrument sets relating to cortical bone dowel products, including the bio-d(TM) Threaded Cortical Bone Dowel and Endodowel, manufactured, sold and/or otherwise distributed by us infringe on certain claims of U.S. Patent Nos. 5,741,253 and 5,484,437 which are owned by Danek. In addition to injunctive relief, plaintiffs seek unspecified monetary damages. In September, 1999, we filed our answer and counterclaims seeking a declaratory judgment that the patents in question in this action are invalid and otherwise not infringed by us. Plaintiffs filed their reply to the counterclaims in October, 1999.

         In October, 2000, the Court granted plaintiffs permission to amend their complaint to allege that we also infringed upon the claims of a related patent owned by plaintiffs, U.S. Patent No. 6,096,038. As with their infringement claims regarding the other patents, plaintiffs seek injunctive relief and unspecified damages.

         Discovery on all of the claims asserted in this litigation is ongoing. We believe that the claims made against us in this action are without merit and we will continue to vigorously defend against such claims.

Regner v. Inland Eye & Tissue Bank of Redlands, SCVS66746 (Superior Ct., San Bernardino County, California)
------------------------------------------------------------------------

         In May, 2000, Regner brought suit against us and fifteen or more other defendants in the Superior Court for the State of California, San Bernardino County. The suit seeks class action status and alleges a cause of action based on a violation of the California Business and Professional Code, as well as a number of common law causes of action, including negligence, deceit, and intentional and negligent infliction of emotional distress. Plaintiff claims that we are violating the California Business and Professional Code by engaging in the activity of buying or selling organs or tissue for valuable consideration or profit. It appears that the plaintiff is seeking only injunctive relief with respect to its California Business and Professional Code claim. To the extent any of the other causes of action exist against us, the plaintiffs are seeking damages in an unspecified amount in addition to class certification.

         In June, 2000, Regner filed a motion for preliminary injunction and a hearing was held on June 28, 2000. The Court denied the motion. We also filed a demurrer to the complaint requesting that the complaint be dismissed.

         In September, 2000, plaintiffs voluntarily dismissed without prejudice their claims filed in the Superior Court for the State of California, San Bernardino County. At or about the time of the dismissal, the plaintiffs "refiled" the action in the Superior Court for Los Angeles County. In October, 2000, the defendants, including us, moved to vacate plaintiffs' dismissal of the San Bernardino County action and have the action reinstated. The Court granted that motion and scheduled a hearing on defendants' demurrers to the plaintiffs' complaint. Plaintiffs subsequently moved to voluntarily dismiss the action without prejudice. The Court granted that motion. In February, 2001, we were served with the action that was refiled in Los Angeles County. The defendants have filed a motion asking the Court to move this action back to San Bernardino County.

         We deny that we engaged in the activity complained of and assert that we are licensed by the State of California to do precisely what we are doing, and that our activities are fully in accord with all state and federal laws. Therefore, we believe this suit to be without merit and we will vigorously defend against the claims.

Thacker v. Inland Eye & Tissue Bank, BC241929 (Superior Ct.,
Los Angeles County, California)
------------------------------------------------------------

         In February, 2001, Thacker brought suit against us and fifteen or more defendants in the Superior Court for the State of California, Los Angeles County. The suit is substantially identical to the Regner v. Inland Eye & Tissue Bank of Redlands suit discussed above. We are assessing the claims against us and have not yet responded to them. The defendants have filed a motion asking the Court to move this action to the Superior Court for the State of California, San Bernardino County, or in the absence to do so, to consolidate this action with the Regner action.

         We deny that we engaged in the activity complained of and assert that we are licensed by the State of California to do precisely what we are doing, and that our activities are fully in accord with all state and federal laws. Therefore, we believe this suit to be without merit and we will vigorously defend against the claims.

Steele v. Inland Eye and Tissue Bank, SCVS59024 (Superior Ct.,
San Bernardino County, California)
--------------------------------------------------------------

         In October, 2000, we were served with a summons and second amended complaint naming us as a "Doe" defendant in an action pending in the Superior Court for the State of California, San Bernardino County. Plaintiff has asserted claims against defendants for intentional misrepresentation, negligent misrepresentation and tortious interference in connection with certain tissue procurement activities allegedly engaged in by defendants. Plaintiff seeks damages in an unspecified amount. In February, 2001, plaintiffs agreed to dismiss this case with prejudice.

Condos v. Musculoskeletal Transplant Foundation,
Civil No. 2:00-CV-0190ST (D. Utah)
------------------------------------------------

         In June, 2000, we were served with an action brought in the United States District Court for the District of Utah against us and MTF. The suit alleges causes of action for strict liability, breach of implied warranty and negligence arising from allegedly defective allograft bone tissue processed and/or provided by us and MTF which was allegedly implanted into the plaintiff, Chris Condos, during two spinal surgeries. Plaintiffs, which include Mr. Condos' family members, demand monetary damages in an unspecified amount. On July 25, 2000, we answered the complaint, denying any and all liability. Discovery on all of the claims in this action has commenced.

         We maintain a general liability insurance policy and have notified the insurance company of this action and the insurance company has agreed to defend us in this action.

Musculoskeletal Transplant Foundation v. Osteotech, Inc.,
Civil Action No. 00-4869 (JWB)
---------------------------------------------------------

         In October, 2000, MTF filed a complaint in the United States District Court for the District of New Jersey against us seeking a declaratory judgment that MTF, through its manufacture, use, sale and/or offer for sale of demineralized bone matrix products, does not infringe any claim of our U.S. Patent Nos. 5,284,655 and 5,290,558, and that the claims of those patents are invalid and unenforceable. The complaint was then amended to add Synthes Spine Company, L.P., or Synthes, as a plaintiff. MTF and Synthes seek declaratory and injunctive relief.

         We answered the complaint, denying all claims asserted and we have asserted claims against MTF and Synthes for patent infringement, unfair competition, misappropriation of trade secrets, product disparagement, breach of implied covenant of good faith and fair dealing, intentional interference with contractual relations, and for constructive trust, arising from certain wrongful acts committed by MTF and/or Synthes for developing and selling their DBX(R) Products and/or their underlying technology. We seek injunctive relief and monetary damages in an amount to be determined. MTF and Synthes have denied any liability.

         Discovery has commenced on all claims. We believe that the claims made against us in this action are without merit and we will vigorously defend against the claims.

Glancy v. Interpore International, Inc.,
Case No. 2:00-CV-585RL (N.D. Ind.)
----------------------------------------

         In November, 2000, plaintiffs Bonnie and Ivan Glancy commenced an action in the United States District Court for the Northern District of Indiana against Interpore International, Inc. and Interpore Cross International, Inc., or collectively Interpore, and us. The suit seeks recovery from defendants for alleged personal injuries suffered by plaintiffs as a result of allegedly defective spinal implants, manufactured and/or distributed by Interpore, and/or demineralized bone matrix material, processed by us - both are alleged to have been implanted into plaintiff Bonnie Glancy during a spinal surgery. Plaintiffs have asserted against us a products/strict liability claim relating to the demineralized bone matrix material. Plaintiffs demand monetary damages in an unspecified amount. In January, 2001, we answered the complaint, denying any and all liability. Discovery on all of the claims in this action have commenced.

         We maintain a general liability policy and have informed the insurance company of this action. The insurance company has agreed to defend this action.

Criti-Cal, Inc. v. Osteotech, Inc., Case No. OOCC15620
(Superior Ct., Orange County, California)
------------------------------------------------------

         In December, 2000, Criti-Cal, Inc. commenced an action in the Superior Court for the State of California, Orange County, against us, Second Act Medical, Inc. and Ronald Letner. The plaintiff alleges causes of action for breach of contract, misappropriation of trade secrets, quantum merit and violations of the California Independent Wholesale Sales Representatives Contractual Relations Act of 1990 arising from the termination of an agreement between us and plaintiff. In addition to injunctive relief, plaintiff seeks unspecified monetary damages.

         We answered the complaint denying any and all liability and we intend to vigorously defend against all claims.

Medtronic, Inc. v. Osteotech, Inc., Case No. CT-000843-01,
Div 7 (Cir. Ct., Shelby County, Tennessee)
----------------------------------------------------------

         In February, 2001, Medtronic, Inc. and Medtronic Sofamor Danek, Inc., or collectively Medtronic, brought suit against us and Medtronic's former employee, Timothy R. Miller, in the Circuit Court for Shelby County, Tennessee. The plaintiffs seek to enjoin Mr. Miller, whom we recently hired, from using and disclosing any of their trade secrets or other confidential information to any third party, including us, and from working for us for a period of twelve months. The plaintiffs have asserted a claim against us for tortious interference with an employment agreement between Mr. Miller and plaintiffs. In addition to injunctive relief, plaintiffs seek unspecified monetary damages.

         Mr. Miller and we have both filed an answer denying any liability. Medtronic has filed a motion for preliminary injunction which remains pending. We intend to vigorously defend against these claims.

         Other than the foregoing matters, we are not a party to any material pending legal proceeding. Litigation is subject to many uncertainties and we are unable to predict the outcome of the pending suits and claims. It is possible that our results of operations or liquidity and capital resources could be adversely affected by the ultimate outcome of the pending litigation or as a result of the costs of contesting such lawsuits. We are unable to estimate the potential liability, if any, that may result from the pending litigation.

Item 4.  Submissions of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.    Market for the Registrant's Common Equity
           and Related Stockholder Matters
           -----------------------------------------

         Our Common Stock has been listed on the Nasdaq Stock Market(R) under the trading symbol "OSTE" since our initial public offering in July 1991.

         The following table sets forth the high and low sale prices for the Common Stock for each of the fiscal quarters during the years ended December 31, 2000 and 1999 based on transaction data as reported by the Nasdaq Stock Market(R).

Year Ended December 31, 2000                   High             Low
--------------------------------------------------------------------
First Quarter                              $   20.00       $   12.75
Second Quarter                             $   14.13       $    6.50
Third Quarter                              $   14.25       $    8.50
Fourth Quarter                             $    9.50       $    3.25

Year Ended December 31, 1999                   High             Low
--------------------------------------------------------------------
First Quarter                              $   39.08       $   25.42
Second Quarter                             $   41.13       $   24.75
Third Quarter                              $   30.25       $   12.20
Fourth Quarter                             $   22.25       $   11.75


         On February 11, 1999, our Board of Directors authorized a three-for-two stock split in the form of a 50% stock dividend that was distributed on March 19, 1999 to stockholders of record on March 5, 1999. The high and low sales prices have been restated to give retroactive recognition to the stock split for all periods prior to the effective date of the stock split.

         As of March 20, 2001, there were 306 holders of record of Osteotech Common Stock. We believe that there are approximately 5,600 beneficial owners of our Common Stock.

         We have never paid a cash dividend and do not anticipate the payment of cash dividends in the foreseeable future as earnings are expected to be retained to finance our growth. Declaration of dividends in the future will remain within the discretion of our Board of Directors, which will review our dividend policy from time to time.

Item 6.  Selected Financial Data

         Set forth below is the selected financial data for the five fiscal years ended December 31, 2000. The following data should be read in conjunction with our consolidated financial statements and related notes thereto contained elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations." All per share data have been adjusted for the three-for-two stock split in the form of a 50% stock dividend in March, 1999.


---------------------------------------------------------------------------------------------------------------------------
Selected Financial Data
(dollars in thousands except per share data)
For the Year ended December 31,                          2000           1999           1998           1997           1996
---------------------------------------------------------------------------------------------------------------------------
Consolidated Results of Operations
---------------------------------------------------------------------------------------------------------------------------
Net revenues                                           $ 75,683       $ 75,610       $ 59,201       $ 44,931       $ 34,895
---------------------------------------------------------------------------------------------------------------------------
Gross profit                                             48,172         51,701         41,562         29,096         20,075
---------------------------------------------------------------------------------------------------------------------------
Operating expenses (a)                                   41,317         33,849         25,281         20,109         18,326
---------------------------------------------------------------------------------------------------------------------------
Income from litigation settlement                         1,000          2,000              0              0              0
---------------------------------------------------------------------------------------------------------------------------
Operating Income                                          7,855         19,852         16,281          8,987          1,749
---------------------------------------------------------------------------------------------------------------------------
Other income, net                                         1,047          1,032          1,132            585            271
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                8,902         20,884         17,413          9,572          2,020
---------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                         4,828         12,351         10,304          5,686           (324)
---------------------------------------------------------------------------------------------------------------------------
Net income (loss) per share
---------------------------------------------------------------------------------------------------------------------------
   Basic                                                    .34            .88            .78            .46           (.03)
---------------------------------------------------------------------------------------------------------------------------
   Diluted                                                  .34            .84            .73            .43           (.03)
---------------------------------------------------------------------------------------------------------------------------
Dividends per share                                           0              0              0              0              0
---------------------------------------------------------------------------------------------------------------------------
Year End Financial Position
---------------------------------------------------------------------------------------------------------------------------
Working capital                                        $ 29,123       $ 37,082       $ 26,373       $ 19,922       $ 12,273
---------------------------------------------------------------------------------------------------------------------------
Total assets                                            104,438         89,730         57,114         43,052         31,483
---------------------------------------------------------------------------------------------------------------------------
Long-term obligations, net of current                    19,930          6,359              0            203            840
portion
---------------------------------------------------------------------------------------------------------------------------
Stockholders' equity                                     71,851         69,406         45,930         34,292         22,717
---------------------------------------------------------------------------------------------------------------------------

(a) In 1996, operating expenses include a charge to earnings of $1,350,000 related to the restructuring of our operations located in Leiden, The Netherlands.

Item 7.  Management's Discussion And Analysis Of Financial
         Condition And Results Of Operations

For the Three Years Ended December 31, 2000, 1999 and 1998
Results of Operations

         Net Income (Loss)

         Consolidated net income decreased to $4,828,000 or $.34 diluted income per share in 2000 compared to net income of $12,351,000 or $.84 diluted income per share in 1999 and $10,304,000 or $.73 diluted income per share in 1998. Net income in 2000 and 1999 included approximately $600,000 or $.04 diluted income per share and $1,200,000 or $.08 diluted income per share, respectively, related to the patent litigation settlement with DePuy. See Part I, Item 3. "Legal Proceedings" and Note 11 of "Notes to Consolidated Financial Statements."

         Consolidated income before income taxes decreased to $8,902,000 in 2000 compared to $20,884,000 in 1999 and $17,413,000 in 1998. Income before income taxes in 2000 and 1999 included $1,000,000 and $2,000,000, respectively, related to the patent litigation settlement with DePuy.

         The following is a discussion of factors affecting results of operations for the years ended December 31, 2000, 1999, and 1998.

         Net Revenues

         Consolidated net revenues in 2000 were $75,683,000 as compared to $75,610,000 in 1999. In December 2000, one of our clients purchased $1,000,000 of Grafton(R) DBM in advance of the January 1, 2001 price increase, but we deferred recognition of the revenue until the first quarter of 2001 in accordance with Generally Accepted Accounting Principles, or GAAP, specifically Staff Accounting Bulletin 101. Revenues in 1999 included a $1,500,000 purchase of Grafton(R) DBM in advance of a January 1, 2000 price increase. The 1999 Grafton(R) DBM purchase was not required to be deferred in accordance with GAAP and SEC Staff Accounting Bulletin 101. Domestic net revenues, which consist principally of revenues from the Grafton(R) DBM and Base Tissue Segments, were $71,468,000 in 2000 as compared to $71,517,000 in 1999. Revenues from bio-implants increased 111% in 2000 offsetting the 7% decline in base allograft tissue processing revenues, which resulted from a 16% decline in the number of donors processed, and a 2% decline in domestic Grafton(R) DBM revenues. Foreign net revenues were $4,215,000 in 2000 compared to $4,093,000 in 1999. Revenues associated with the European introduction of Grafton(R) DBM and a 162% increase in OsteoPure(TM) Femoral head processing revenue offset decreased revenues from bovine tissue sales and ceramic and titanium coating services.

         Consolidated net revenues increased 28% in 1999 to $75,610,000 from $59,201,000 in 1998. The increase was principally due to higher revenues in both the Grafton(R)

DBM and Base Tissue Segments. Domestic net revenues, which consist principally of revenues from the Grafton(R) DBM and Base Tissue Segments, increased 26% to $71,517,000 from $56,876,000 in 1998. Foreign revenues increased 76% to $4,093,000 from $2,325,000 in 1998. The increase in foreign net revenues resulted primarily from our January 1999 acquisition of OST.

         Grafton(R) DBM Segment net revenues in 2000 were $45,226,000 as compared to $45,136,000 in 1999. Grafton(R) DBM Segment revenues were positively affected by the introduction of Grafton(R) DBM in Europe, which offset a 2% decrease in domestic revenues. In addition, 1999 revenues included $1,500,000 of Grafton(R) DBM purchased by our clients in December, 1999 in advance of the January 1, 2000 price increase, while revenue recognition of a similar December, 2000 $1,000,000 purchase of Grafton(R) DBM by one of our clients was deferred until 2001 in accordance with GAAP and SEC Staff Accounting Bulleting 101. In 2000, Grafton(R) DBM faced and we expect it will continue to face, increasing competition as more companies develop products with characteristics similar to Grafton(R) DBM. Base Tissue Segment net revenues increased 2% in 2000 to $26,204,000 from $25,751,000 in 1999. The increase was principally due to a 111% increase in bio-implant processing revenues and a 162% increase in OsteoPure(TM) Femoral head processing revenue. These increases were partially offset by a 7% decline in base allograft tissue processing revenues as a result of a 16% decline in the number of donors processed, due in part to the decline in base tissue needs of surgeons as they shift to using more highly advanced tissues such as our line of Graftech(TM) bio-implants.

         Grafton(R) DBM Segment net revenues increased 15% in 1999 to $45,136,000 from $39,128,000 in 1998. The increase resulted from increased demand for Grafton(R) DBM. Base Tissue Segment net revenues increased 49% in 1999 to $25,751,000 from $17,323,000 in 1998. The increase occurred as a result of increased unit volume of allograft bone tissue processed for our clients.

         During 2000, 1999, and 1998, two of our clients in the Grafton(R) DBM and Base Tissue Segments accounted for 50% and 40%, 56% and 38%, and 56% and 39%, respectively, of consolidated net revenues. We have processing agreements with each of these clients which expire in August, 2005 and December, 2006, respectively. The agreement which expires in August 2005, may be terminated by either party commencing in March 31, 2002, or any date thereafter upon giving six months prior written notice.

         Gross Profit

         Gross profit as a percentage of net revenues was 64% in 2000, 68% in 1999, and 70% in 1998. The decline in gross profit as a percentage of net revenues in 2000 resulted primarily from the underabsorption of costs related to: increased capacity, new processing technologies, a 16% decline in the number of donors processed, and allograft bone tissue forms that have not yet achieved revenue levels sufficient to fully absorb production costs while they are in launch mode. The decline in gross profit as a percentage of net revenues in 1999 results from: the absorption of costs associated with additional allograft tissue processing capacity which was added to meet the anticipated growth in our allograft tissue business, and a decline in the percentage of consolidated revenues coming from the Grafton(R) DBM Segment, which has a higher gross profit than other services and products.

         In the fourth quarter of 1998, we commenced construction of a new allograft tissue processing facility in Eatontown, New Jersey which is expected to be in use during the second half of 2001, see Item 2, "Properties" and Note 6 of "Notes to Consolidated Financial Statements." We expect that the incremental expenses associated with this facility will only be partially offset by increased volume in 2001, and therefore consolidated gross profit as a percentage of net revenues in 2001 is expected to decline slightly from the level achieved in 2000.

         Marketing, General and Administrative Expenses

         Marketing, general and administrative expenses increased 25% in 2000 to $35,545,000 from $28,343,000 in 1999. In 1999, marketing, general and administrative expenses were 37% higher than 1998 expenses of $20,671,000. In 2000, this increase is primarily due to increases in legal fees associated with patent lawsuits, see Part I, Item 3. "Legal Proceedings" and Note 11 of "Notes to Consolidated Financial Statements", and increased costs associated with marketing, selling and promotional activities, especially with respect to new bio-implant tissue forms. The increase in 1999 was primarily attributable to: incremental agent commissions resulting from increased volume in the Grafton(R) DBM Segment, expanded marketing and promotional activities associated with the launch of two new products, the bio-d(TM) Threaded Cortical Bone Dowel which is included in the Base Tissue Segment and the SSCS(TM) system, increased legal fees associated with patent infringement lawsuits, and the inclusion of OST's operating expenses. We are committed to aggressively asserting and defending our technology and related intellectual property. As a result we are currently involved in four patent lawsuits. Prosecuting and defending these lawsuits is expensive and has had, and will likely have, a negative impact on our operating results. However, we believe it is necessary to defend our technology and related intellectual property in which we invest significant amounts of money to develop.

         Research and Development Expenses

         Consolidated research and development expenses increased 5% in 2000 to $5,772,000 from $5,506,000 in 1999. Research and development expenses in 1999 were 19% higher than 1998 research and development expenses of $4,610,000. These increases were primarily attributable to increased spending in the Grafton(R) DBM and the Base Tissue Segments associated with the continued development of several new processing technologies, development of new allograft bone tissue forms, specifically new bio-implant tissue forms, and ongoing support for existing products and services.

         Income From Litigation Settlement

         In November, 1999, we settled all claims which we had filed against DePuy in the patent infringement lawsuit against GenSci Labs and GenSci Sciences. As part of the settlement, DePuy has agreed to stop selling the GenSci products accused of infringing our patents no later than February 4, 2001 and to pay us $3,000,000. We received payments and recognized income, of

$250,000 in each quarter of 2000 and a payment of $2,000,000 in the fourth quarter of 1999, of which $1,750,000 and $250,000 was recognized in income in the third and fourth quarters, respectively, of 1999.

         Operating Income

         Consolidated operating income decreased 60% in 2000 to $7,855,000 from $19,852,000 in 1999 primarily as a result of declines in the Grafton(R) DBM and Base Tissue Segments. In 1999, consolidated operating income was 22% higher than 1998 operating income of $16,281,000. Grafton(R) DBM Segment operating income decreased 33% in 2000 to $11,389,000 from $17,063,000 in 1999 primarily due to:
lower gross margins due to underabsorption of costs, increased legal fees associated with patent lawsuits, increased costs associated with marketing, selling and promotional activities, and a decrease of $1,000,000 in patent litigation settlement payments. In 1999 Grafton(R) DBM Segment operating income was 27% higher than 1998 operating income of $13,404,000 principally due to increased revenues and, in 1999, the litigation settlement with DePuy. Base Tissue Segment operating income decreased 89% in 2000 to $694,000 from $6,434,000 in 1999 as a result of lower gross margins due to underabsorption of costs, increased legal fees associated with patent lawsuits, and increased costs associated with marketing, selling and promotional activities, especially with respect to new bio-implant tissue forms. Base Tissue Segment operating income in 1998 was $4,170,000. Other segment operating income declined 16% in 2000 to a loss of $4,228,000 and declined 182% in 1999 to a loss of $3,645,000 from a loss of $1,293,000 in 1998.

         Other Income (Expense)

         In 2000, other income increased $15,000 to $1,047,000. Other income decreased $100,000 in 1999 principally due to lower interest income resulting from a decline in interest rates.

         Income Tax Provision

         Our effective income tax rate in 2000 was 46% and was 41% in 1999 and 1998. The effective income tax rate exceeded the federal statutory income tax rate principally due to the non-recognition for tax purposes of foreign operating losses and the impact of domestic state income taxes.

Liquidity and Capital Resources

         At December 31, 2000, we had cash and short-term investments of $12,858,000 compared to $20,716,000 at December 31, 1999. We invest our excess cash in U.S. Government-backed securities and investment grade commercial paper of major U.S. corporations. Working capital decreased $7,959,000 to $29,123,000 at December 31, 2000 compared to $37,082,000 at December 31, 1999. The decrease resulted primarily from utilization of cash and short-term investments to partially fund capital expenditures, including construction of the new allograft tissue processing facility, and the purchase and retirement of 330,500 shares of common stock for an aggregate purchase price of $3,124,000.

         Net cash provided by operating activities decreased to $10,214,000 in 2000 from $14,459,000 in 1999. The decrease resulted primarily from a reduction of income tax benefits related to stock options, partially offset by increased non-cash charges, principally depreciation and amortization.

         Cash used in investing activities increased to $27,167,000 in 2000 from $22,173,000 in 1999. The increase is due to an increase in capital expenditures to $28,382,000 from $18,743,000 resulting from our continued investment in facilities and equipment needed for current and future business requirements. In the fourth quarter of 1998, we commenced construction of a new allograft tissue processing facility in Eatontown, New Jersey. See Item 2. "Properties" and Note 6 of "Notes to Consolidated Financial Statements." The estimated aggregate cost for the construction of the facility, including furniture, fixtures and equipment, is approximately $37,000,000. A portion of the aggregate construction costs have been, and will continue to be, funded through a $4,500,000 building mortgage loan and an equipment line of credit of $17,000,000. The remaining balance will be funded through available cash reserves or anticipated cash flow from operations. Through December 31, 2000, we have incurred $32,197,000 of capital expenditures, including capitalized interest of $761,000, related to the new allograft tissue processing facility, of which $17,883,000 has been funded through bank financing.

         Net cash provided by financing activities in 2000 increased to $11,271,000 from $9,388,000 in 1999. The increase results principally from increased borrowings under the credit facility partially offset by a reduction of cash proceeds received from stock option exercises and the purchase and retirement of 330,500 shares of common stock for an aggregate purchase price of $3,124,000.

         In June, 1999, we replaced our then existing domestic lines of credit with a credit facility that includes a $5,000,000 revolving line of credit, a $4,500,000 building mortgage loan and a $17,000,000 equipment line of credit. At December 31, 2000, $4,500,000 was outstanding under the building mortgage and $15,531,000 was outstanding under the equipment line of credit. No amounts were outstanding under the revolving line of credit.

         We also have a line of credit with a Dutch bank, which provides for borrowings of up to dfl 3,000,000, or approximately $1,283,000 at the December 31, 2000 exchange rate. Additionally, we have a line of credit with a French bank which provides for borrowings of up to FRF 1,750,000, or approximately $251,000 at the December 31, 2000 exchange rate. At December 31, 2000, there were no borrowings outstanding under either the Dutch or French credit lines.

         At December 31, 2000, certain of our foreign-based subsidiaries have net operating loss carryforwards aggregating $4,415,000 at the December 31, 2000 exchange rate ($525,000 with no expiration date; $3,890,000 expiring 2004 through 2008). See Note 10 of "Notes to Consolidated Financial Statements."

         In September, 2000 and February, 2001, we entered into two distribution agreements. We will market pursuant to these agreements, VBR(TM) and, a pedicle screw system and a cervical plating system, respectively. These agreements require us to make minimum purchase commitments over the next two years of $3,000,000 and $6,000,000, respectively.

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

Recent Developments

         In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," or SFAS No. 133. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. We believe adoption of SFAS No. 133 will have no effect on our results of operations or financial condition.

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

         We are the processor of allograft bone tissue for large national and international not-for-profit organizations. During 2000, MTF and ARC accounted for approximately 50% and 40%, respectively, of our revenues. We entered into a 10-year exclusive processing agreement with ARC in December, 1996 and a five-year processing agreement with MTF in September, 2000. However, the MTF contract may be canceled effective March 31, 2002 and thereafter upon either party giving six months prior written notice. The loss of either MTF or ARC as a client or a substantial reduction in the amount of allograft bone tissue which we process for either entity would have a material adverse effect on our business, financial condition and results of operations. We are currently in litigation with MTF. See Item 3 "Legal Proceedings."

         Our dependence upon a limited supply of human donors may curtail business expansion.

         Our allograft bone tissue processing business primarily depends upon the availability of bone and related connective tissue from human donors recovered by our clients and TRO's who recover donated human cadaveric tissue for us. We rely on the efforts of not-for-profit donor procurement agencies, including our current clients, to educate the public and foster an increased willingness to donate bone tissue. These organizations may not be able to find a sufficient number of persons to donate, or may not be willing to provide, sufficient amounts of tissue to meet present or future demand for either allograft bone tissue or any allograft bone tissue-based osteogenic materials we are developing. Our ability to secure enough donor tissue to meet our demands could have a material adverse effect on our business, financial condition and results of operations.

         We face strong competitive threats from firms with greater financial resources and lower costs.

         The allograft bone tissue we process competes in the bone graft market with autograft bone tissue, synthetic bone void fillers and allograft bone tissue processed by others, primarily tissue banks. Autograft bone tissue has traditionally been the primary choice for surgeons and we believe autograft bone tissue still maintains approximately a 50% share of the United States bone graft market. In Europe, bone graft substitutes, such as bovine bone tissue and synthetics, currently comprise most of the bone grafting market. Certain of our competitors have greater financial resources than we do. For numerous circumstances and procedures for which autograft bone tissue transplantation is either not feasible or not desirable, there are a number of competing alternatives available, including allograft bone tissue processed by others and bone graft substitutes.

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

         We are currently involved in four litigations involving our patents and patents held by certain of our competitors. Prosecuting and defending these lawsuits is very expensive and these expenses have had, and are likely to have, an adverse affect on our results of operations. We are committed to aggressively asserting and defending our technology and related intellectual property which we have spent a significant amount of money to develop. In addition, the industry in which we compete is known for having a great deal of litigation involving patents. These factors could cause us to become involved in additional patent litigations in the future. The expense of prosecuting or defending these future lawsuits could also have a material adverse effect on our business, financial condition and results of operations.

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

         The continued ability of our clients to pay our processing charges for the processing of allograft bone tissue, depends upon our clients' ability to distribute processed allograft bone tissue and collect fees from their clients, which are typically medical institutions. The ability of medical institutions to pay fees to our clients, or directly to us for allograft bone tissue or non-allograft spinal implant systems distributed directly by us to the medical institutions, depends in part on the extent to which reimbursement for the costs of such materials and related treatments will continue to be available from government health administration authorities, private health coverage insurers and other organizations. We may have difficulty gaining market acceptance for our products and services if government and third-party payors do not provide adequate coverage and reimbursement.

         The medical community could choose not to use our allograft bone tissue products.

         We believe the market for allograft bone tissue will continue to be based primarily upon the use of such products by physicians specializing in the orthopaedic, neurological and oral/maxillofacial surgical areas. Our future growth depends in part upon such physicians' wider use of allograft bone tissue as an alternative to autograft bone tissue and other available materials and treatments. We have tried to educate physicians through our marketing activities. Although our education and marketing efforts to date have enabled us to expand our business, our future efforts in this regard may fail to generate additional demand.

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

         In various countries outside the United States, national laws and regulations restrict or control the availability and/or use of tissues. There can be no assurance that more restrictive laws, regulations or interpretations will not be adopted in the future which would call into question one or more aspects of our method of operations in those countries.

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

         We consider our allograft bone tissue processing technology and procedures proprietary and rely primarily on trade secrets and patents to protect our technology and innovations. Consultants employed by third parties and persons working in conjunction with medical institutions unaffiliated with us have conducted significant research and development for our products. Accordingly, disputes may arise concerning the proprietary rights to information applied to our projects which have been independently developed by such consultants or medical institutions. In addition, you should recognize that although we have attempted to protect our technology with patents, our existing patents may prove invalid or unenforceable as to products or services marketed by our competitors. Our pending patent applications may not result in issued patents. Moreover, our existing or future products and technologies could be found to infringe the patents of others. We are currently involved in four lawsuits in which we are accused of infringing patents held by others. See Part I, Item 3 "Legal Proceedings."

         Our products face competitive threats from alternate technologies.

         The primary advantage of synthetic bone substitutes as compared to allograft bone tissue is that they do not depend on the availability of donated human tissue. In addition, members of the medical community and the general public may perceive synthetic materials as safer than allograft-based bone tissue. The allograft bone tissue we process may be incapable of competing successfully with synthetic bone substitutes and recombinant bone growth factors which are developed and commercialized by others, which could have a material adverse effect on our business, financial condition and results of operations.

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

         Our allograft bone tissue processing in both the United States and Europe generates waste, which, in the United States, is classified as medical hazardous waste by the United States Environmental Protection Agency and the New Jersey Department of Environmental Protection. We segregate such waste and dispose of it through a licensed hazardous waste transporter in compliance with applicable regulations in both the United States and Europe. The production of HA powder at our facility in The Netherlands generates small amounts of hazardous waste, which we segregate and dispose of through a licensed hazardous waste transporter

         Although we believe we are in compliance with applicable environmental regulations, our failure to fully comply with any such regulations could result in the imposition of penalties, fines and/or sanctions or, in some cases, private lawsuits, which could have a material adverse effect on our business, financial condition and results of operations.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The section of our 2001 Proxy Statement entitled "Election of Directors" is incorporated herein by reference.

Item 11. Executive Compensation

         The section of our 2001 Proxy Statement entitled "Executive Compensation" is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The section of our 2001 Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         The section of our 2001 Proxy Statement entitled "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)(1) and (2). The response to this portion of Item 14 is submitted as a separate section of this report commencing on page F-1.

         (a)(3) and (c). Exhibits (numbered in accordance with Item 601 of Regulation S-K).


Exhibit
Number        Description                                                                     Number
------        -----------                                                                     ------
3.1           Restated Certificate of Incorporation of Osteotech                                 *
3.2           Amended and Restated Bylaws of Osteotech                                           #
3.3           Form of Stock Certificate                                                         **
3.4           Certificate of Amendment of Restated Certificate of Incorporation of             ^^^^
              Osteotech, Inc.
4.1           Stock and Warrants Purchase Agreement, as amended                                 **
4.2           Amended Security Holders Agreement                                                **
4.3           Rights Agreement dated as of February 1, 1996 between Osteotech, Inc.              #
              and Registrar and Transfer Co.
10.1          1991 Stock Option Plan, as amended ^                                             *****
10.2          1991 Independent Directors Stock Option Plan, as amended ^                       *****
10.3          Various Written Option Agreements between Osteotech and certain                   ***
              employees, officers, directors and consultants or advisors of Osteotech ^
10.4          Senior Management Loan Program ^                                                 ****
10.5          Lease for Osteotech's Leiden, The Netherlands facility dated May 28, 1993          +
10.6          Processing Agreement between Osteotech and Stichting Eurotransplant
              Nederland, dated September 26, 1988-                                              **
10.9          Lease for Osteotech's Eatontown facility dated October 20, 1994                 ******
10.10         Form of Confidentiality Agreement and Non-Competition Agreement with            ******
              executive officers
10.12         Amendment to the lease for Osteotech's Leiden, The Netherlands facility          ++++
              dated June 27, 1995
10.13         Agreement dated December 10, 1996 between American Red Cross Tissue            ********
              Services and Osteotech-
10.14         Lease for Osteotech's Shrewsbury, New Jersey processing facility               ********
10.16         Credit Agreement between Osteotech b.v. and ING Bank N.V. dated                  +++++
              March 14, 1996
10.21         License & Option Agreement between HC Implants BV and Matrix Medical            ++++++
              Holding BV dated June 6, 1997
10.22         Change in Control Agreement by and between Osteotech and Richard W.             +++++++
              Bauer ^
10.23         Change in Control Agreement by and between Osteotech and Michael J.             +++++++
              Jeffries ^
10.24         Change in Control Agreement by and between Osteotech and James L.               +++++++
              Russell ^
10.25         Change in Control Agreement by and between Osteotech and Roger                  +++++++
              Stikeleather ^

10.26         Employment Agreement with Michael J. Jeffries dated January 1, 1998 ^              ^^
10.27         Employment Agreement with James L. Russell dated December 18, 1997 ^               ^^
10.28         The Management Performance Bonus Plan ^                                           ^^^
10.29         Employment Agreement with Richard Russo dated April 1, 1997 ^                     ^^^
10.30         Change in Control Agreement by and between Osteotech Inc. and Richard             ^^^
              Russo ^
10.31         Employment Agreement with Richard W. Bauer dated December 4, 1998 ^               ^^^
10.32         Employment Agreement with Arthur A. Alfaro dated September 13, 1999 ^            ^^^^
10.33         Change in Control Agreement by and between Osteotech Inc. and Arthur A.          ^^^^
              Alfaro^
10.34         Settlement Agreement and General Release Between DePuy Acromed, Inc. and         ^^^^
              DePuy, Inc. and Osteotech, Inc.
10.35         Loan and Security Agreement among Summit Bank, Osteotech, Inc.,                  ^^^^^
              Osteotech Investment Corp., Cam Implants Inc., Cam Implants B.V.,
              Osteotech/CAM Services B.V. and OST Developpement dated June 10, 1999.
10.36         Amended and Restated Processing Agreement entered into September 11,            ^^^^^^
              2000 by Osteotech, Inc., Musculoskeletal Transplant Foundation and
              Biocon, Inc.-
10.37         Mortgage Term Note among Summit Bank, Osteotech, Inc., Osteotech                  E-2
              Investment Corp., Cam Implants Inc., Osteotech, B.V., H.C. Implants,
              B.V., Cam Implants, B.V., Osteotech/CAM Services, B.V. and OST
              Developpement dated December 8, 2000
10.38         Allonge to Loan and Security Agreement among Summit Bank, Osteotech,              E-7
              Inc., Osteotech Investment Corp., Cam Implants Inc., Osteotech, B.V.,
              H.C. Implants, B.V., Cam Implants, B.V., Osteotech/CAM Services, B.V.
              and OST Developpement dated December 8, 2000
10.39         Allonge to Equipment Loan Note among Summit Bank, Osteotech, Inc.,               E-10
              Osteotech Investment Corp., Cam Implants Inc., Osteotech, B.V., H.C.
              Implants, B.V., Cam Implants, B.V., Osteotech/CAM Services, B.V. and OST
              Developpement dated December 8, 2000

10.40         Distribution Agreement entered into February, 2001 by Osteotech, Inc.            E-12
              and Alphatec Manufacturing, Inc. for which Osteotech is requesting confidential treatment pursuant to Rule 24b-2

10.41         Second Allonge to Loan and Security Agreement among Fleet National Bank,         E-34
              Successor in Interest to Summit Bank, Osteotech, Inc., Osteotech
              Investment Corp., Cam Implants Inc., Osteotech, B.V., H.C. Implants,
              B.V., Cam Implants, B.V., Osteotech/Cam Services, B.V. and OST
              Developpement dated March 8, 2001
10.42         Second Allonge to Equipment Loan Note among Fleet National Bank,                 E-37
              Successor in Interest to Summit Bank, Osteotech, Inc., Osteotech
              Investment Corp., Cam Implants Inc., Osteotech, B.V., H.C. Implants,
              B.V., Cam Implants, B.V., Osteotech/Cam Services, B.V. and OST
              Developpement dated March 8, 2001
10.43         Allonge to Convertible Revolving Note among Fleet National Bank,                 E-39
              Successor in Interest to Summit Bank, Osteotech, Inc., Osteotech
              Investment Corp., Cam Implants Inc., Osteotech, B.V., H.C. Implants,
              B.V., Cam Implants, B.V., Osteotech/Cam Services, B.V. and OST
              Developpement dated March 8, 2001
21.1          Subsidiaries of the Registrant                                                   E-41
23.1          Consent of PricewaterhouseCoopers LLP                                            E-42

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

^^ Previously filed as Exhibits to Osteotech's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference thereto.
^^^ Previously filed as Exhibits to Osteotech's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference thereto.
^^^^ Previously filed as exhibits to Osteotech's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference thereto.
^^^^^ Previously filed as exhibits to Osteotech's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference thereto.
^^^^^^ Previously filed exhibit to Osteotech's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.
# Previously filed as exhibits to Osteotech's Report on Form 8-A dated February 2, 1996 and incorporated herein by reference thereto.
-             Copy omits information which is subject to confidential treatment.


(b)  Reports on Form 8-K


         On December 12, 2000, we announced that the U.S. District Court for the Central District of California, has adopted our interpretation of claims in two patents asserted by us against GenSci Orthobiologics, Inc. In this lawsuit, commenced in January, 1998, we asserted that GenSci's Dynagraft putty and gel products infringe our patents. The ruling was issued on December 8, 2000, following a claims construction hearing, also known as a Markman hearing, held on October 24 through 26, 2000.

         On October 18, 2000, we announced that in response to earlier letters from us informing the Musculoskeletal Transplant Foundation, or MTF, that products made by MTF pursuant to the patent issued to MTF in February, 2000 may infringe on the claims of two of our Grafton(R) Demineralized Bone Matrix, or DBM, patents; U.S. Patent No. 5,284,655 and U.S. Patent No. 5,290,558, issued in February and March 1994, respectively, MTF had filed a lawsuit in the United States District Court for the District of New Jersey asking the court to rule that MTF does not infringe the claims of our patents. The suit also requests the court to declare our patents invalid and unenforceable. We believe that this lawsuit is without merit and we intend to vigorously defend against these claims.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 2001                  OSTEOTECH, INC.

                                        By: /s/ Richard W. Bauer
                                            -------------------------------
                                            Richard W. Bauer
                                            Chief Executive Officer
                                            (Principal Executive Officer)
                                             and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature                       Title                         Date
-------------------------------------------------------------------------------


/s/DONALD D. JOHNSTON           Chairman of the               March 30, 2001
---------------------           Board of Directors
Donald D. Johnston

/s/RICHARD W. BAUER             Chief Executive Officer       March 30, 2001
-------------------             (Principal Executive
Richard W. Bauer                Officer) and Director

/s/ARTHUR A. ALFARO             President, Chief Operating    March 30, 2001
-------------------             Officer and Director
Arthur A. Alfaro

/s/MICHAEL J. JEFFRIES          Executive Vice President      March 30, 2001
----------------------          Chief Financial Officer
Michael J. Jeffries             (Principal Financial
                                Accounting Officer),
                                Secretary and Director

/s/KENNETH P. FALLON III        Director                      March 30, 2001
------------------------
Kenneth P. Fallon III

/s/JOHN P. KOSTUIK              Director                      March 30, 2001
------------------
John P. Kostuik

/s/STEPHEN J. SOGIN             Director                     March 30, 2001
-------------------
Stephen J. Sogin

                        OSTEOTECH, INC. AND SUBSIDIARIES

                               -------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                         Page
1.   FINANCIAL STATEMENTS

         Report of Independent Accountants...................................F-2

         Consolidated Balance Sheets as of December 31, 2000 and 1999 .......F-3

         Consolidated Statements of Operations
            for the years ended December 31, 2000, 1999 and 1998.............F-4

         Consolidated Statements of Changes in Stockholders' Equity for the
            years ended December 31, 2000, 1999 and 1998.....................F-5

         Consolidated Statements of Cash Flows
            for the years ended December 31, 2000, 1999 and 1998.............F-6

         Notes to Consolidated Financial Statements..........................F-7

2.   SCHEDULE

         II. Valuation and Qualifying Accounts
               for the years ended December 31, 2000, 1999 and 1998 .........S-1

         Report of Independent Accountants on Financial Statement Schedule ..S-2

All schedules, except for the one set forth above, have been omitted since the information required is included in the financial statements or accompanying notes or have been omitted as not applicable or not required.

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and
   Stockholders of Osteotech, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of
Osteotech Inc. and Subsidiaries (the "Company") at December 31, 2000 and December 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Florham Park, New Jersey
February 20, 2001, except as to certain
information presented in Note 11 for
which the date is March 28, 2001.

                        OSTEOTECH, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)

December 31,                                                              2000         1999
-------------------------------------------------------------------------------------------
ASSETS
-------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                       $  10,923    $  16,770
     Short-term investments                                              1,935        3,946
     Accounts receivable, net of allowance of
          $123 in 2000 and $129 in 1999                                 13,503       15,095
     Deferred processing costs                                           5,914        5,310
     Inventories                                                         3,584        3,405
     Deferred income taxes                                                 683          931
     Prepaid expenses and other current assets                           4,027        4,856
                                                                     ----------------------
               Total current assets                                     40,569       50,313

Property, plant and equipment, net                                      58,290       33,995
Excess of cost over net assets of business acquired, net of
     accumulated amortization of $2,477 in 2000 and $2,089 in 1999       3,294        3,682
Other assets                                                             2,285        1,740
-------------------------------------------------------------------------------------------
               Total assets                                          $ 104,438    $  89,730
===========================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable and accrued liabilities                        $  11,345    $  13,231
     Current maturities of long-term debt                                  101
                                                                     ----------------------
               Total current liabilities                                11,446       13,231

Long-term debt                                                          19,930        6,359
Other liabilities                                                        1,211          734
-------------------------------------------------------------------------------------------
               Total liabilities                                        32,587       20,324
-------------------------------------------------------------------------------------------
Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 5,676,595 shares
         authorized; no shares issued or outstanding
     Common stock, $.01 par value; 70,000,000 shares
         authorized; issued and outstanding 13,989,307
         shares in 2000 and 14,194,126 shares in 1999                      138          140
     Additional paid-in capital                                         46,577       48,837
     Accumulated other comprehensive loss                                 (497)        (376)
     Retained earnings                                                  25,633       20,805
-------------------------------------------------------------------------------------------
                  Total stockholders' equity                            71,851       69,406
-------------------------------------------------------------------------------------------
                  Total liabilities and stockholders' equity         $ 104,438    $  89,730
===========================================================================================

   The accompanying notes are an integral part of these consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)

Year ended December 31,                                  2000            1999            1998
---------------------------------------------------------------------------------------------
Net revenues:
     Service                                     $     72,546    $     72,418    $     58,077
     Product                                            3,137           3,074           1,000
     License fee and other revenue                                        118             124
                                                 --------------------------------------------
                                                       75,683          75,610          59,201

Cost of services                                       24,811          22,004          16,844
Cost of products                                        2,700           1,905             795
                                                 --------------------------------------------
                                                       27,511          23,909          17,639
                                                 --------------------------------------------

Gross profit                                           48,172          51,701          41,562

Marketing, general and administrative                  35,545          28,343          20,671
Research and development                                5,772           5,506           4,610
                                                 --------------------------------------------
                                                       41,317          33,849          25,281
                                                 --------------------------------------------
Income from litigation settlement                       1,000           2,000
                                                 --------------------------------------------
Operating income                                        7,855          19,852          16,281
                                                 --------------------------------------------
Other income (expense):
     Interest income                                    1,087             891           1,034
     Interest expense                                     (14)            (62)            (83)
     Other                                                (26)            203             181
                                                 --------------------------------------------
                                                        1,047           1,032           1,132
                                                 --------------------------------------------
Income before income taxes                              8,902          20,884          17,413

Income tax provision                                    4,074           8,533           7,109

---------------------------------------------------------------------------------------------
Net income                                       $      4,828    $     12,351    $     10,304
=============================================================================================
Net income per share:
     Basic                                       $        .34    $        .88    $        .78
     Diluted                                     $        .34    $        .84    $        .73
---------------------------------------------------------------------------------------------
Shares used in computing net income per share:
     Basic                                         14,057,931      14,024,468      13,259,784
     Diluted                                       14,335,641      14,618,786      14,086,949
---------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (dollars in thousands)

Years ended December 31, 2000, 1999 and 1998

                                                                                      Accumulated       Retained
                                                 Common Stock          Additional        Other          Earnings        Total
                                              -------------------       Paid-In      Comprehensive    (Accumulated   Stockholders'
                                              Shares       Amount       Capital       Income (Loss)     Deficit)        Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997               13,029,520   $      130   $   36,087          $ (75)      $   (1,850)      $ 34,292
   Net income                                                                                            10,304         10,304
   Currency translation adjustments                                                         86                              86
                                                                                                                      --------
   Total comprehensive income                                                                                           10,390
   Exercise of stock options                  703,836            7        2,709                                          2,716
   Common stock issued pursuant to
         employee stock purchase plan          14,435                       262                                            262
   Tax benefits related to stock options                                  3,228                                          3,228
   Repurchase of common stock                (367,500)          (4)      (4,954)                                        (4,958)
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998               13,380,291          133       37,332             11            8,454         45,930
   Net income                                                                                            12,351         12,351
   Currency translation adjustments                                                       (387)                           (387)
                                                                                                                      --------
   Total comprehensive income                                                                                           11,964
   Exercise of stock options                  791,512            7        4,553                                          4,560
   Common stock issued pursuant to
         employee stock purchase plan          22,323                       410                                            410
   Tax benefits related to stock options                                  6,542                                          6,542
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999               14,194,126          140       48,837           (376)          20,805         69,406
   Net income                                                                                             4,828          4,828
   Currency translation adjustments                                                       (121)                           (121)
                                                                                                                      --------
   Total comprehensive income                                                                                            4,707
   Exercise of stock options                   74,261            1          304                                            305
   Common stock issued pursuant to
         employee stock purchase plan          51,420                       418                                            418
   Repurchase of common stock                (330,500)          (3)      (3,121)                                        (3,124)
   Tax benefits related to stock options                                    139                                            139
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000               13,989,307   $      138   $   46,577          $(497)      $   25,633       $ 71,851
----------------------------------------------------------------------------------------------------------------------------------

        The accompanying notes are an integral part of these consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

Year ended December 31,                                    2000        1999        1998
----------------------------------------------------------------------------------------
Cash Flow From Operating Activities
   Net income                                           $  4,828    $ 12,351    $ 10,304
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                     4,636       3,298       2,403
         Deferred income taxes                               775        (121)       (272)
         Income tax benefit related to stock options         139       6,542       3,228
         Changes in assets and liabilities:
               Accounts receivable                         1,629      (2,876)     (4,398)
               Inventories                                  (218)     (1,393)       (760)
               Deferred processing costs                    (604)     (2,690)     (1,550)
               Prepaid expenses and other current
                  assets                                     764      (2,457)        681
               Accounts payable and other liabilities     (1,735)      1,805       1,930
----------------------------------------------------------------------------------------
Net cash provided by operating activities                 10,214      14,459      11,566

Cash Flow From Investing Activities
   Capital expenditures                                  (28,382)    (18,743)     (5,521)
   Acquisition of business                                            (1,523)
   Proceeds from sale of investments                       5,888      10,610       6,914
   Purchases of investments                               (3,877)    (11,634)     (8,363)
   Increase in other assets                                 (796)       (883)       (830)
----------------------------------------------------------------------------------------
Net cash used in investing activities                    (27,167)    (22,173)     (7,800)

Cash Flow From Financing Activities
   Proceeds from issuance of common stock                    723       4,970       2,978
   Repurchase of common stock                             (3,124)                 (4,958)
   Proceeds from issuance of notes payable                               116         864
   Principal payments on notes payable                                  (725)       (862)
   Proceeds from issuance of long-term debt               13,672       6,359
   Principal payments on long-term debt
      and obligations under capital leases                            (1,332)       (634)
----------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities       11,271       9,388      (2,612)

Effect of exchange rate changes on cash                     (165)        (23)         81
----------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                 (5,847)      1,651       1,235
Cash and cash equivalents at beginning of year            16,770      15,119      13,884
----------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                $ 10,923    $ 16,770    $ 15,119
========================================================================================

        The accompanying notes are an integral part of these consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS

     Osteotech, Inc. (the "Company") provides services and develops and markets products to the orthopaedic, neurological, oral/maxillofacial, dental and general surgery markets in the United States and Europe. The Company's current technology, products and services, and those under development, are focused primarily on the repair and healing of the musculoskeletal system. Osteotech is engaged in the processing of human bone and bone connective tissue (collectively, "allograft bone tissue") used for transplantation. The Company has two primary operating segments: the Grafton(R) Demineralized Bone Matrix (DBM) Segment (the "Grafton(R) DBM Segment") and Base Allograft Bone Tissue Segment (the "Base Tissue Segment"). In addition to these two primary segments, the Company markets and distributes metal spinal implant products and processes, markets and distributes bovine bone tissue products outside of the United States. The Company also provides ceramic and titanium plasma spray coating services and ceramic products used as bone graft substitutes to orthopaedic and dental implant manufacturers.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidated Financial Statements

     The consolidated financial statements include the accounts of Osteotech, Inc., its majority-owned subsidiaries and joint ventures controlled by the Company. Investments in 20% to 50% owned affiliates are accounted for using the equity method. Investments in less than 20% owned affiliates are accounted for on the cost method. All intercompany transactions and balances are eliminated in consolidation.

     Revenue Recognition

     The Company derives revenue from allograft bone tissue processing services and sales of products. Processing revenues are recognized when processed allograft bone tissue is returned to our clients or when shipped to customers, and when collectability of the related revenue is reasonably assured. Product revenues are recognized when title passes to the customers and when collectability of the related revenue is reasonably assured.

     In 2000, the Company adopted the provisions of Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements", the affects of which are immaterial for all periods presented.

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

     Deferred Processing Costs

     Costs related to allograft bone tissue processing are deferred until the processed allograft bone tissue is released from final quality assurance testing and shipped to clients.

     Inventories

     Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method. Inventories consist of supplies, which principally support the Company's two primary operating segments, and raw materials and finished goods, which principally support the Company's Other Segment.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Major renewals and betterments are capitalized while maintenance and repairs are expensed as incurred. Interest, if any, is capitalized in connection with the construction of major facilities. The capitalized interest is recorded as part of the underlying asset and is amortized over the asset's estimated useful life. The cost of leasehold improvements is amortized on the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Depreciation is computed on the straight-line method over the following estimated useful lives of the assets:

            Building                                   15 years

            Machinery and equipment                    5 to 10 years

            Computer hardware and software             5 years

            Office equipment, furniture and fixtures   5 years

            Loaner instruments                         3 years

     When depreciable assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in other income (expense) in the statement of operations.

     Whenever events and circumstances indicate that the carrying value of an asset may not be recoverable, the Company reviews the asset's carrying value for impairment principally on an analysis of undiscounted cash flows.

     Excess of Cost Over Net Assets of Business Acquired

     The excess of cost over the net assets of businesses acquired is being amortized on a straight-line basis over 15 years. It is the Company's policy to periodically review and evaluate whether there has been an impairment in the value. Factors considered in the valuation include current operating results, trends, prospects and anticipated undiscounted future cash flows.

     Translation of Foreign Currency

     Assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average exchange rates during the period. Translation gains and losses are included in other comprehensive income, which is a separate component of stockholders' equity. Foreign currency transaction gains and losses are included in other income.

     Concentrations of Credit Risk

     The Company invests the majority of its excess cash in U.S. Government-backed securities and investment grade commercial paper of major U.S. corporations. The Company does not believe it is exposed to any significant credit risk on its cash equivalents and short-term investments.

     The Company provides credit, in the normal course of business, to tissue banks and hospitals. The Company maintains an allowance for doubtful accounts and charges actual losses to the allowance when incurred. The Company has two customers who account for 90%, 94% and 95% of revenues in 2000, 1999 and 1998, respectively. As of December 31, 2000 and 1999, these two customers accounted for 78% and 91%, respectively, of outstanding accounts receivable.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Fair Value of Financial Instruments

     The carrying value of financial instruments, including accounts receivable, accounts payable and other accrued expenses, approximate their fair values. The carrying value of amounts outstanding under the credit facility approximates fair value because the debt is subject to short-term variable interest rates that were reflective of market rates of interest.

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

3.   ACQUISITION OF OST DEVELOPPEMENT SA

     Effective January 1, 1999, the Company completed the acquisition of a 90% interest in OST Developpement SA ("OST"), a processor of bone tissue products which are marketed and distributed outside of the United States. The aggregate purchase price paid consisted solely of cash consideration of 9,000,000 French Francs ("FRF") or approximately $1,594,700, of which 496,662 FRF or approximately $84,400 was paid in 1998. In addition, the Company incurred approximately $372,600 of transaction costs of which approximately $310,000 was incurred in 1998. The acquisition was accounted for as a purchase and the consolidated financial statements include the accounts of OST beginning January 1, 1999. The acquisition resulted in an excess of cost over the fair value of net assets acquired of $2,073,000 which is being amortized over 15 years. The Company also has the option to purchase the remaining 10% of OST at a price to be determined at the time of purchase.

4.   ACQUISITION OF SPINAL FIXATION SYSTEM

     In June, 1999, the Company acquired the Versalok(R) Low Back Fixation System (the "Versalok(R) System"), including all patents, from a medical device company for $600,000. Pursuant to the terms of the purchase agreement, the Company also purchased approximately $1,120,000 of inventory, consisting primarily of finished goods. The $600,000 payment to acquire the product rights and patents will be amortized on a straight-line basis over five years.

5.   INVENTORIES

     Inventories consist of the following at December 31:
     (in thousands)                                         2000           1999
--------------------------------------------------------------------------------
     Supplies                                             $  202         $  248
     Raw materials                                           891            664
     Finished goods                                        2,491          2,493
--------------------------------------------------------------------------------
                                                          $3,584         $3,405
================================================================================

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following at December 31:

     (in thousands)                                        2000           1999
--------------------------------------------------------------------------------
     Land                                                 $2,262         $2,262
     Building                                                279            279
     Machinery and equipment                              22,139         19,842
     Computer hardware and software                        4,165          3,191
     Office equipment, furniture and fixtures              3,483          3,013
     Loaner instruments                                    2,710          1,308
     Leasehold improvements                                6,741          6,340
     Construction in progress                             33,199         10,809
                                                         ----------------------
                                                          74,978         47,044
     Less accumulated depreciation
         and amortization                                 16,688         13,049
--------------------------------------------------------------------------------
                                                         $58,290        $33,995
================================================================================

     During the fourth quarter of 1998, the Company commenced construction of a new processing facility in Eatontown, New Jersey. At December 31, 2000 and 1999, approximately $32,197,000 and $10,272,000, respectively, had been incurred, of which approximately $761,000 and $51,000, respectively, represents capitalized interest.

7.   ACCOUNTS PAYABLE AND accrued LIABILITIES

     Accounts payable and accrued liabilities consist of the following at December 31:

     (in thousands)                                         2000           1999
--------------------------------------------------------------------------------
      Trade accounts payable                              $2,856         $5,532
      Accrued compensation                                   494            548
      Accrued taxes payable                                3,110          3,170
      Other accrued liabilities                            4,885          3,981
--------------------------------------------------------------------------------
                                                         $11,345        $13,231
================================================================================

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   LEASING TRANSACTIONS

     The Company leases office and production facilities and equipment under various operating lease agreements which have non-cancelable terms through October, 2008. The leases for office and production facilities include renewal provisions at the Company's option. Additionally, certain of the leases contain fair value purchase options.

     Future minimum lease commitments as of December 31, 2000 are as follows:

                                                      Operating
                      Year                              Leases
                     --------------------------------------------
                      (in thousands)

                      2001                             $ 1,040
                      2002                                 935
                      2003                                 860
                      2004                                 870
                      2005 and thereafter                2,113
                                                       -------
                      Total minimum lease payments     $ 5,818
                                                       =======

     Rental  expense was  $1,147,000,  $1,157,000,  and $1,013,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

9.   DEBT AND FINANCING ARRANGEMENTS

     The Company has a credit facility which includes a $5,000,000 unsecured revolving line of credit, a $4,500,000 building mortgage loan and a $17,000,000 equipment line of credit.

     The revolving line of credit is committed through May 31, 2002. Interest is payable monthly on the outstanding amount. In the absence of default, the Company has the option to convert the revolving line of credit to a term loan and the outstanding unpaid balance as of September 10, 2001 will be repayable in forty-eight equal monthly installments of principal together with accrued interest. A facility fee of .25% is payable on the unused portion of the revolving loan. As of December 31, 2000, no amounts were outstanding under this facility, although the full amount of the line is available to the Company.

     The mortgage loan was drawn in December, 2000 and is collateralized by the building which will house the Company's new allograft tissue processing facility and the land on which the building is located. The mortgage loan is repayable in 120 equal monthly installments of principal and interest based on a twenty-year mortgage amortization schedule. Upon the 120th payment, the remaining amount of the unpaid principal will be due and payable.

     The equipment line of credit is collateralized by equipment and other capital expenditures purchased using the proceeds of such line, with advances of up to 80% of the cost thereof. Upon expiration of an initial drawdown period, which was extended to September 10, 2001, the equipment line of credit will be repayable in equal monthly installments of principal plus interest based on a seven-year amortization schedule. During the drawdown period, interest only will be payable monthly under the equipment line of credit. A facility fee of .25% is payable on the unused portion of the equipment line.

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

     The effective weighted average interest rate for borrowings under the credit facility in 2000 was 8.20%.

     The Company has a line of credit with a Dutch bank which provides for borrowing up to 3,000,000 Dutch Guilders ("DFL"), or approximately $1,283,000 at the December 31, 2000 exchange rate. Borrowings under this credit line bear interest at the bank's prime rate plus a margin of 2.25%. Under certain circumstances the Company may elect to utilize a rate based on the Amsterdam Interbank Offered Rate (AIBOR) plus a margin of .75%.

     The Company also has a line of credit with a French bank which provides for borrowings up to FRF 1,750,000 or approximately $251,000 at the December 31, 2000 exchange rate. At December 31, 2000 there were no borrowings under these lines of credit.

Long-term debt consists of the following at December 31:

(in thousands)                                              2000          1999
--------------------------------------------------------------------------------
Domestic revolving line of credit, interest due
    monthly at the bank prime rate minus .75%
    (8.75% at December 31, 2000)                                         $4,500

Domestic bank equipment  line of credit, interest due
    monthly at the bank prime rate minus .50%
    (9.00% at December 31, 2000)                         $15,531          1,859

Domestic building mortgage loan, repayable in
    monthly installments of $37, which include interest
    at 7.38%, through December 2010 with a balloon
    payment of  $3,087 due January 2011.                   4,500
--------------------------------------------------------------------------------
                                                          20,031          6,359
     Less current portion                                    101
--------------------------------------------------------------------------------
                                                         $19,930         $6,359
================================================================================

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  INCOME TAXES

     The income tax provision at December 31 is summarized as follows:

(in thousands)                                      2000       1999       1998
--------------------------------------------------------------------------------
Current:
     Federal                                      $ 2,897    $ 7,307    $ 5,893
     State                                            402      1,347      1,488
--------------------------------------------------------------------------------
                                                    3,299      8,654      7,381
                                                  ------------------------------
Deferred:
     Federal                                          551       (148)      (151)
     State                                            224         27       (121)
--------------------------------------------------------------------------------
                                                      775       (121)      (272)
                                                  ------------------------------
Income tax provision                              $ 4,074    $ 8,533    $ 7,109
================================================================================

The difference between income tax expense and the expected tax which would result from the use of the Federal statutory income tax rate is as follows:


(in thousands)                                       2000       1999       1998
--------------------------------------------------------------------------------
Computed tax at statutory Federal rate             $ 3,027    $ 7,309    $ 5,920
State income taxes, net of Federal benefit             413      1,129        931
Foreign losses for which no tax benefit is
     currently available                               660        456        235
Other                                                  (26)      (361)        23
--------------------------------------------------------------------------------
Income tax provision                               $ 4,074    $ 8,533    $ 7,109
================================================================================

     Loss before income taxes from foreign operations was $1,151,000 in 2000, $591,000 in 1999 and $266,000 in 1998. The losses before income taxes from foreign operations negatively impact the Company's effective income tax rate due to the non-recognition of such losses for tax purposes and the need for a valuation allowance in the foreign jurisdictions.

     The components of the deferred tax assets and deferred tax liabilities are as follows at December 31:

(in thousands)                                               2000          1999
--------------------------------------------------------------------------------
Deferred Tax Assets:
     Net operating loss carryforwards
          Federal                                          $   275       $   282
          Foreign                                            1,736         1,408
          State                                                 24            25
     Tax credits                                                62            41
     Other                                                     674         1,034
--------------------------------------------------------------------------------
                                                             2,771         2,790
          Less valuation allowance                           2,058         1,749
--------------------------------------------------------------------------------
          Deferred tax assets                                  713         1,041
--------------------------------------------------------------------------------
Deferred Tax Liabilities:
     Other                                                     951           504
--------------------------------------------------------------------------------
          Deferred tax liabilities                             951           504
--------------------------------------------------------------------------------
          Net deferred tax asset (liability)               $  (238)      $   537
================================================================================

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  INCOME TAXES (continued)

     The Company's valuation allowance results principally from foreign losses for which the realization of future tax benefits is uncertain.

     Foreign net operating loss carryforwards aggregate $4,415,000 ($525,000 with no expiration date; $3,890,000 expiring 2004 through 2008).

     At December 31, the Company had prepaid Federal and state taxes of approximately $1,552,000 in 2000 and $2,987,000 in 1999.

11.  COMMITMENTS AND CONTINGENCIES

     Service Agreements

     Osteotech is the processor of allograft bone tissue for national and international clients. The Company provides these processing services pursuant to long-term service agreements. Osteotech's agreements with its clients generally provide for cross-indemnification against liability arising out of performance of the agreements. Effective January 1, 1997 the Company entered into a new exclusive ten-year processing agreement with one of its major allograft bone tissue processing clients, the American Red Cross Tissue Services ("ARC").

     In June, 2000, the Company entered into an exclusive five-year processing agreement with Bone Bank Allografts ("BBA") of San Antonio, Texas. BBA, coordinates the procurement and distribution of allograft bone tissue nationally, with a focus in the Southern region of the United States.

     In September, 2000, the Company entered into a new five-year agreement with the Musculoskeletal Transplant Foundation ("MTF"). This new agreement replaced the current agreement which would have expired March 31, 2002. Under the new agreement, MTF is no longer required to exclusively provide all donor tissue it recovers to Osteotech for processing. The new agreement expires on August 31, 2005, and provides that either party has the right to terminate the agreement effective March 31, 2002 and thereafter upon giving six months prior written notice. Also, under the terms of the new agreement, Osteotech will have the ability to directly contract with tissue recovery organizations for the processing of tissue recovered by those organizations. The Company is currently in litigation with MTF. (See "Litigation" - "Musculoskeletal Transplant Foundation v. Osteotech, Inc.").

     Customers of the Company's other products and services generally purchase such products and services pursuant to purchase orders or non-exclusive supply agreements which are cancelable at any time by either party.

     Purchase Commitments

     In September, 2000, the Company entered into a two-year non-cancelable purchase order with Heinrich C. Ulrich, K.G. ("Ulrich") for the purchase of $3,000,000 of inventory of a spinal vertebral body replacement system ("VBR System"), which the Company began marketing in the United States in the first quarter of 2001. The Company purchased $878,000 under the agreement in 2000.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  COMMITMENTS AND CONTINGENCIES (continued)

     In February, 2001, the Company entered into an exclusive distribution agreement with Alphatec Manufacturing, Inc. ("Alphatec") to market and distribute a pedicle screw system and a cervical plating system in the United States and Canada. The term of the agreement is two years from the date of completion of the initial order, which is anticipated to be August, 2001. The agreement automatically renews for additional two-year terms unless terminated, in writing, by either party six months prior to expiration of the then current two-year term. The Company has agreed to purchase $6,000,000 of inventory during the first two years of the agreement, and $8,000,000 during the second two-year term, if the agreement renews. Purchase commitments for each successive renewal period would be negotiated prior to those renewals. If the Company fails to make the minimum purchases in any period, the Company will pay Alphatec a penalty payment equal to 50% of the shortfall.

     License and Option Agreement

     In June, 1997, the Company entered into an exclusive worldwide license agreement for its proprietary PolyActive(TM) polymer biomaterial technology and patents with IsoTis BV, The Netherlands. Additionally, IsoTis BV has an option to acquire the technology for DFL 4,000,000 (approximately $1,711,000 at the December 31, 2000 exchange rate) commencing in the third year of the agreement and extending through the sixth year of the agreement. In accordance with the license agreement, no license fee was received in 2000 and license fee revenue of DFL 250,000, or approximately $118,000, and DFL 250,000, or approximately $124,000, was received in 1999 and 1998, respectively.

     Throughout the term of the agreement, which is the longer of ten years from the first commercial sale of product or the life of the patents, the Company will receive a royalty of 5% of net sales, declining to 2% of net sales if the option to purchase the technology is exercised. Further, the agreement requires IsoTis BV to achieve certain milestones during the first three years of the agreement. Failure to do so will result in its loss of exclusive rights to the patents and technology. Through December 31, 2000, IsoTis has achieved all milestones associated with the agreement.

     Litigation

     GenSci Regeneration Laboratories,  Inc. v. Osteotech, Inc.; Osteotech, Inc.
     v. GenSci Regeneration Sciences, Inc.

     In January, 1998, the Company filed a patent infringement action against GenSci Regeneration Laboratories, Inc. ("GenSci Labs") and GenSci Regeneration Sciences, Inc. ("GenSci Sciences", collectively, "GenSci") alleging that GenSci violated claims of one of the patents involving the Company's Grafton(R) Demineralized Bone Matrix (DBM) process. Approximately two weeks after the Company's filing, GenSci Labs filed a suit against the Company alleging that the Company's Grafton(R) DBM Flex tissue form infringes two patents assigned to GenSci Labs in addition to allegations against us for tortious interference with a business expectancy, negligent interference with a prospective economic advantage and inducing breach of contract and seeking a declaratory judgment of the invalidity of the Company's patents U.S. Patent Nos. 5,284,655 and 5,290,558 covering Grafton(R) DBM. In February, 1998, GenSci Labs amended its complaint alleging essentially the same causes of action but adding a third patent to the allegation of patent infringement. In August, 1998, the actions were consolidated into one case before the United States District Court for the Central District of California.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  COMMITMENTS AND CONTINGENCIES (continued)

     In September, 1998, GenSci Labs served an amended complaint, which asserted, in addition to the previously asserted claims, claims of false advertising under Federal law. In September, 1998, the Company served its answer to this amended complaint, asserted counterclaims against GenSci Labs and served a third-party complaint against GenSci Sciences, and DePuy AcroMed, Inc. ("DePuy"). The Company's counterclaims and third party complaint accused GenSci of infringing a second Company patent, in addition to the patent referred to above, and accused DePuy and GenSci of acting jointly and severally in infringing on the claims of both patents.

     In May, 1999, GenSci Labs amended its complaint to allege that in addition to the Company's Grafton(R) DBM Flex tissue form, the Company's Grafton(R) DBM Gel and Putty tissue forms infringe on the GenSci Lab's patents at issue. GenSci Labs also amended its complaint to modify its false advertising claim, alleging that in addition to the Company, individuals acting on the Company's behalf engaged in false advertising. The Company filed and served its answer and counterclaims to the amended complaint in May, 1999.

     In November, 1999, the Company settled all claims which it had filed against DePuy. As part of the settlement, DePuy has agreed to stop selling the GenSci products accused of infringing the Company's patents, no later than February 4, 2001 and to pay the Company $3,000,000. Payments of $1,000,000 and $2,000,000 were received in 2000 and 1999, respectively.

     In April, 2000, the Company, GenSci Labs, and GenSci Sciences reached an agreement to dismiss with prejudice all of GenSci's patent infringement claims against the Company's proprietary Grafton(R) DBM allograft bone tissue forms and to stay any action in GenSci's anti-trust suit, which it had filed against the Company on March 6, 2000, until the completion of the trial of the Company's patent infringement claims against GenSci. GenSci also agreed to dismiss all of the tort claims that it had brought against the Company in its patent lawsuit without prejudice and to transfer the claims to the anti-trust action. As a result of these dismissals, GenSci will no longer have any claims against the Company in the patent action. This agreement was subject to court approval, which approval has been received. The only remaining claims in the patent action involve the Company's allegations that GenSci has infringed certain of the Company's patents through the sale of the Dynagraft(TM) Gel and Dynagraft(TM) Putty products.

     In July, 2000, the Company filed a motion seeking summary judgment in its favor on GenSci Labs' and GenSci Sciences' reverse doctrine of equivalents defense on the bases that the GenSci parties failed to assert that defense in a timely manner and that the defense is otherwise meritless. The Company also filed a motion seeking judgement that the portion of the case GenSci dismissed with prejudice be ruled as exceptional based on GenSci Labs having asserted and maintained baseless allegations that the Company infringed GenSci Labs' patents, thus warranting an award of attorneys' fees and costs to the Company.

     Also, in July, 2000, GenSci filed various motions for summary judgement seeking orders that GenSci does not infringe on the Company's patents and/or that such patents are invalid.

     In October, 2000, the court held a claims construction hearing, also known as a Markman hearing, to construe the scope of the claim of the patents-in-suit. In December, 2000, the court issued its ruling adopting the Company's interpretation of the claims.

     In January, 2001, the Company filed a motion for summary judgement of infringement of U.S. Patent No. 5,290,558. Also in January, 2001, GenSci filed a second motion for

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  COMMITMENTS AND CONTINGENCIES (continued)

     summary judgement of non-infringement of U.S. Patent No. 5,284,655, and stated to the court that there no longer was a need for the court to rule on GenSci's first motion for summary judgement of non-infringement of U.S. Patent No. 5,290,558.

     In March, 2001, the court rejected GenSci's various motions for summary judgement. The Company's motion for summary judgement of infringement of U.S. Patent 5,290,558 has not yet been ruled on.

     The Company will continue to vigorously defend any claims against it, prosecute the claims it has asserted in this action, and vigorously and affirmatively protect its products and intellectual property to the fullest extent possible under the law.

     GenSci Orthobiologics, Inc. v. Osteotech, Inc.

     On March 6, 2000, GenSci Orthobiologics, Inc. ("GenSci") filed a complaint in the United States District Court for the Central District of California against the Company, alleging unlawful monopolization, attempt to monopolize the market for demineralized bone matrix and for entering agreements in restraint of trade, in violation of Sections 1 and 2 of the Sherman Antitrust Act and Section 3 of the Clayton Act; and that the Company engaged in unlawful and unfair business practices in violation of
     Section 17200 of the California Unfair Competition Law. GenSci has alleged that the Company has monopoly power in the market for demineralized bone matrix products in the United States, and has engaged in anticompetitive conduct by improperly asserting its patents through patent infringement actions, seeking to have the Food and Drug Administration remove certain of GenSci's products from the market, restricting competitors' access to raw materials, interfering with GenSci's arrangements to manufacture demineralized bone matrix implants, interfering with GenSci's marketing and distribution arrangements, and disparaging GenSci's products. GenSci seeks compensatory, incidental, consequential, and punitive damages in an unspecified amount, and injunctive relief to stop the Company from restricting the tissue banks for which it processes tissue from supplying processed demineralized bone matrix to the Company's competitors and distributing the demineralized bone matrix implant products of the Company's competitors. Certain of these allegations had previously been asserted by GenSci in its patent litigation with the Company in the Central District of California federal court.

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

     Osteotech, Inc. v. GenSci Orthobiologics, Inc.

     On October 25, 2000, the Company filed suit against GenSci Orthobiologics, Inc. ("GenSci"), in the United States District Court for the Central District of California, alleging that GenSci's demineralized bone matrix materials sold under the name Orthoblast, infringe the Company's U.S. Patent No. 5,290,558 and infringe the reexamined claims of the Company's U.S. Patent No. 5,676,146. The Company's complaint seeks injunctive relief, treble damages, costs and attorneys fees.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  COMMITMENTS AND CONTINGENCIES (continued)

     In its Second Amended Answer and Counterclaim filed in March, 2001, GenSci denies infringement, asserts a number of affirmative defenses, and asserts a counterclaim seeking a declaratory judgement that the patents-in-suit are invalid, not infringed and/or unenforceable, together with costs and attorneys fees.

     The Company intends to pursue its claims against GenSci and vigorously defend against the counterclaims.

     "O" Company, Inc. v. Osteotech, Inc.

     In July,  1998,  a  complaint  was filed  against the Company in the Second
     Judicial District Court, Bernallilo County, New Mexico, which alleges negligence, strict liability, breach of warranties, negligent misrepresentation, fraud, and violation of the New Mexico Unfair Trade Practices Act arising from allegedly defective dental implant coating and coating services provided to plaintiffs by a subsidiary of the Company, Cam Implants BV. Plaintiffs have demanded unspecified monetary damages. In August, 1998, the Company removed this action to the United States District Court for the District of New Mexico and filed and served its answer, denying any and all liability in this action, and moved to dismiss five of the seven claims alleged against it. In March, 1999, the court dismissed with prejudice the plaintiff's negligence and strict liability claims. Remaining are claims for breach of warranties, negligent misrepresentation, fraud, and violation of the New Mexico Unfair Trade Practices Act. As to those claims, the Company has moved for summary judgement on the basis that all of the remaining claims are barred by their applicable statutes of limitations. At plaintiffs' request, the court permitted limited discovery on the matters related to the statute of limitations issue, which is ongoing.

     The Company believes that the claims made against it in this action are without merit and will continue to vigorously defend against such claims.

     University of Florida Tissue Bank, Inc. v. Osteotech, Inc.

     In February, 1999, a complaint was filed against the Company in the United States District Court for the Northern District of Florida. This action, which has been brought by plaintiffs, University of Florida Tissue Bank, Inc., Regeneration Technologies, Inc., Sofamor Danek Group, Inc., and Sofamor Danek L.P. alleges that the Company's bio-d(TM)Threaded Cortical Bone Dowel and Endodowel infringe on the claims of U.S. Patent Nos. 5,814,084 and 4,950,296. The plaintiffs have sought injunctive relief and monetary damages in an amount not yet specified. In May, 1999, the Company filed its answer and counterclaim seeking declaratory judgment that the patents in question in this action are invalid and otherwise not infringed by the Company. In May, 1999, plaintiffs filed their reply to the Company's counterclaims.

     In October, 2000, the Court granted plaintiffs permission to amend their complaint to allege that the Company, in addition to infringing on the claims of the patents mentioned above, infringed upon the claims of a related patent owned by plaintiffs, U.S. Patent No. 6,096,081. As with their infringement claims regarding the other patents, plaintiffs seek injunctive relief and unspecified damages.

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

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  COMMITMENTS AND CONTINGENCIES (continued)

     Medtronic Sofamor Danek, Inc., Sofamor Danek L.P. and Sofamor Holdings, Inc. v. Osteotech, Inc.

     In July, 1999, Medtronic Sofamor Danek Inc., Sofamor Danek L.P. and Sofamor Danek Holdings, Inc. (collectively, "Danek") sued the Company in the United States District Court for the Western District of Tennessee alleging that instruments and instrument sets relating to cortical bone dowel products, including the bio-d(TM) Threaded Cortical Bone Dowel and Endodowel, manufactured, sold and/or otherwise distributed by the Company infringe on certain claims of U.S. Patent Nos. 5,741,253 and 5,484,437 which are owned by Danek. In addition to injunctive relief, the plaintiffs seek unspecified monetary damages. In September, 1999, the Company filed its answer and counterclaims seeking a declaratory judgement that the patents in question in this action are invalid and otherwise not infringed by the Company. Plaintiffs filed their reply to the counterclaims in October, 1999.

     In October, 2000, the Court granted plaintiffs permission to amend their complaint to allege that the Company also infringed upon the claims of a related patent owned by plaintiffs, U.S. Patent No. 6,096,038. As with their infringement claims regarding the other patents, plaintiffs seek injunctive relief and unspecified damages.

     Discovery on all of the claims asserted in this litigation is ongoing. The Company believes that the claims made against it in this action are without merit and will continue to vigorously defend against such claims.

     Regner v. Inland Eye & Tissue Bank of Redlands

     In May, 2000, Regner brought suit against the Company and fifteen or more other defendants in the Superior Court for the State of California, San Bernardino County. The suit seeks class action status and alleges a cause of action based on a violation of the California Business and Professional Code, as well as a number of common law causes of action, including negligence, deceit, and intentional and negligent infliction of emotional distress. Plaintiff claims that the Company is violating the California Business and Professional Code by engaging in the activity of buying or selling organs or tissue for valuable consideration or profit. It appears that the plaintiff is seeking only injunctive relief with respect to its California Business and Professional Code claim. To the extent any of the other causes of action exist against the Company, the plaintiffs are seeking damages in an unspecified amount in addition to class certification.

     In June, 2000, Regner filed a motion for a preliminary injunction and a hearing was held on June 28, 2000. The Court denied the motion. The Company also filed a demurrer to the complaint requesting that the complaint be dismissed.

     In September, 2000, plaintiffs voluntarily dismissed without prejudice their claims filed in the Superior Court for the State of California, San Bernardino County. At or about the time of the dismissal, the plaintiffs "refiled" the action in the Superior Court for Los Angeles County. In October, 2000, the defendants, including the Company, moved to vacate plaintiffs' dismissal of the San Bernardino County action and have the action reinstated. The Court granted that motion and scheduled a hearing on defendants' demurrers to the plaintiffs' complaint. Plaintiffs subsequently moved to voluntarily dismiss the action without prejudice. The Court granted that motion. In February, 2001, the Company was served with the action that was refiled in Los Angeles County. The defendants have filed a motion asking the Court to move this action back to San Bernardino County.

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

     Thacker v. Inland Eye & Tissue Bank of Redlands

     In February, 2001, Thacker brought suit against the Company and fifteen or more defendants in the Superior Court for the State of California, Los Angeles County. The suit is substantially identical to the Regner v. Inland Eye & Tissue Bank of Redlands suit discussed above. The defendants have filed a motion asking the Court to move this action to the Superior Court for the State of California, San Bernardino County, or in the absence, to consolidate this action with the Regner action.

     The Company denies that it is engaged in the activity complained of and asserts that it is licensed by the State of California to do precisely what it is doing, and that its activities are fully in accord with all state and federal laws. Therefore, the Company believes this suit to be without merit and will vigorously defend against the claims.

     Steele v. Inland Eye and Tissue Bank

     In October, 2000, the Company was served with a summons and second amended complaint naming the Company as a "Doe" defendant in an action pending in the Superior Court for the State of California, San Bernardino County. Plaintiff has asserted claims against defendants for intentional misrepresentation, negligent misrepresentation and tortious interference in connection with certain tissue procurement activities allegedly engaged in by defendants. Plaintiff seeks damages in an unspecified amount. In February, 2001, plaintiffs agreed to dismiss this case with prejudice.

     Condos v. Musculoskeletal Transplant Foundation

     In June, 2000, the Company was served with an action brought in the United States District Court for the District of Utah against the Company and MTF. The suit alleges causes of action for strict liability, breach of implied warranty and negligence arising from allegedly defective allograft bone tissue processed and/or provided by the Company and MTF which was allegedly implanted into the plaintiff, Chris Condos, during two spinal surgeries. Plaintiffs, which include Mr. Condos's family members, demand monetary damages in an unspecified amount. On July 25, 2000, the Company answered the complaint, denying any and all liability. Discovery on all of the claims in this action has commenced.

     The Company maintains a general liability insurance policy and has notified the insurance company of this action and the insurance company has agreed to defend the action.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  COMMITMENTS AND CONTINGENCIES (continued)

     Musculoskeletal Transplant Foundation v. Osteotech, Inc.

     In October, 2000, MTF filed a complaint in the United States District Court for the District of New Jersey against the Company seeking a declaratory judgment that MTF, through its manufacture, use, sale and/or offer for sale of demineralized bone matrix products, does not infringe any claim of the Company's U.S. Patent Nos. 5,284,655 and 5,290,558, and that the claims of those patents are invalid and unenforceable. The complaint was then amended to add Synthes Spine Company, L.P. ("Synthes") as a plaintiff. MTF and Synthes seek declaratory and injunctive relief.

     The Company answered the complaint, denying all claims asserted and the Company has asserted claims against MTF and Synthes for patent infringement, unfair competition, misappropriation of trade secrets, product disparagement, breach of implied covenant of good faith and fair dealing, intentional interference with contractual relations, and for constructive trust, arising from certain wrongful acts committed by MTF and/or Synthes in developing and selling their DBX(R) products and/or their underlying technology. The Company seeks injunctive relief and monetary damages in an amount to be determined. MTF and Synthes have denied any liability.

     Discovery has commenced on all claims. The Company believes that the claims made against it in this action are without merit and will vigorously defend against the claims.

     Glancy v. Interpore International, Inc.

     In November, 2000, plaintiffs Bonnie and Ivan Glancy commenced an action in the United States District Court for the Northern District of Indiana against Interpore International, Inc. and Interpore Cross International, Inc. (collectively, "Interpore") and the Company. The suit seeks recovery from defendants for alleged personal injuries suffered by plaintiffs as a result of allegedly defective spinal implants, manufactured and/or distributed by Interpore, and/or demineralized bone matrix material, processed by the Company - both are alleged to have been implanted into plaintiff Bonnie Glancy during a spinal surgery. With respect to the Company, plaintiffs have asserted a products/strict liability claim relating to the demineralized bone matrix material. Plaintiffs demand monetary damages in an unspecified amount. In January, 2001, the Company answered the complaint, denying any and all liability and the Company intends to vigorously defend against all claims. Discovery on all of the claims in this action has commenced.

     The Company maintains a general liability policy and has informed the insurance company of this action. The insurance company has agreed to defend this action.

     Criti-Cal, Inc. v. Osteotech, Inc.

     In December, 2000, Criti-Cal, Inc. commenced an action in the Superior Court for the State of California, Orange County, against the Company, Second Act Medical, Inc. and Ronald Letner. The plaintiff alleges causes of action for breach of contract, misappropriation of trade secrets, quantum merit and violations of the California Independent Wholesale Sales Representatives Contractual Relations Act of 1990 arising from the termination of an agreement between the Company and plaintiff. In addition to injunctive relief, plaintiff seeks unspecified monetary damages.

     The Company answered the complaint denying any and all liability and intends to vigorously defend against all claims.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  COMMITMENTS AND CONTINGENCIES (continued)

     Medtronic, Inc. v. Osteotech, Inc.

     In February, 2001, Medtronic, Inc. and Medtronic Sofamor Danek, Inc. (collectively, "Medtronic") brought suit against the Company and Medtronic's former employee, Timothy R. Miller, in the Circuit Court for Shelby County, Tennessee. The plaintiffs seek to enjoin Mr. Miller, whom the Company recently hired, from using and disclosing any of their trade secrets or other confidential information to any third party, including the Company, and from working for the Company for a period of twelve months. The plaintiffs have asserted a claim against the Company for tortious interference with an employment agreement between Mr. Miller and plaintiffs. In addition to injunctive relief, plaintiffs seek unspecified monetary damages.

     Mr. Miller and the Company have both filed an answer denying any liability. Medtronic has filed a motion for a preliminary injunction which remains pending. The Company intends to vigorously defend against these claims.

     Other than the foregoing matters, the Company is not a party to any material pending legal proceeding. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. It is possible that the results of operations or liquidity and capital resources of the Company could be adversely affected by the ultimate outcome of the pending litigation or as a result of the costs of contesting such lawsuits. The Company is unable to estimate the potential liability, if any, that may result from the pending litigation and, accordingly, no provision for any liability (except for accrued legal costs for services previously rendered) has been made in the consolidated financial statements.

12.  STOCKHOLDERS' EQUITY

     Common Stock

     In June, 1999, the stockholders of the Company approved an amendment to the Certificate of Incorporation increasing the number of authorized shares of Common Stock from 20,000,000 to 70,000,000.

     Preferred Stock

     The authorized capital of the Company includes 5,675,595 shares of Preferred Stock, the rights and provisions of which will be determined by the Board of Directors at the time any such shares are issued, if at all. No shares of Preferred Stock were issued or outstanding at December 31, 2000 and 1999.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  STOCKHOLDERS' EQUITY (continued)

     Stock Repurchase Program

     In May, 2000, the Board of Directors of the Company authorized the repurchase and retirement of up to 1,000,000 shares of the Company's common stock through open market purchases, or block purchases. As of December 31, 2000, the Company had repurchased and retired 330,500 shares of common stock at a cost of approximately $3,124,000.

     In June, 1998, the Board of Directors of the Company authorized the repurchase and retirement of up to $5,000,000 of common stock through open market purchases. During August, 1998, the Company completed this program and had repurchased and retired 367,500 shares of common stock at a cost of $4,958,000.

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

     Stock Options

     The Company has three stock option plans: the 2000 Stock Plan (the "2000 Plan"), the 1991 Stock Option Plan (the "1991 Plan") and the 1991 Independent Directors Stock Option Plan (the "Directors Plan").

     The 2000 Plan authorizes the grant of up to 1,000,000 shares of the Company's common stock in the form of incentive stock options, non-qualified stock options or other stock-based awards to employees, directors and consultants. Incentive stock options may be granted at prices not less than 100% of the fair market value on the date of grant. Non-qualified stock options and other stock-based awards may be granted at the discretion of the Compensation Committee of the Board of Directors under terms and conditions as determined by the Compensation Committee. Options will expire ten years from the date of grant and vesting will be determined by the Compensation Committee.

     The 1991 Plan, as amended, authorizes the grant of up to 4,220,648 shares of the Company's common stock in the form of incentive stock options or non-qualified stock options to employees and consultants. Commencing in June, 2000, the 2000 Plan replaced the 1991 Plan, and therefore, options will no longer be issued under the 1991 Plan. At June 30, 2000, there were outstanding options for 1,735,895 shares under the 1991 Plan.

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

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  STOCKHOLDERS' EQUITY (continued)

     Stock option activity for the years 2000, 1999 and 1998 is as follows:

                                                    2000                  1999                 1998
                                             ------------------     --------------------   ------------------
                                                       Weighted                Weighted              Weighted
                                                        Average                 Average               Average
                                                       Exercise                Exercise              Exercise
                                             Shares      Price      Shares       Price     Shares     Price
--------------------------------------------------------------------------------------------------------------
Outstanding at January 1,                  1,866,522   $   11.93  2,280,732   $    9.35  2,524,011   $    5.41
    Granted                                  686,000        5.76    404,500       18.17    491,250       18.55
    Exercised                                 74,261        4.14    791,566        5.76    703,836        3.86
    Canceled or expired                      158,936       17.45     27,144       16.40     30,693        4.29
--------------------------------------------------------------------------------------------------------------
Outstanding at December 31,                2,319,325   $    9.98  1,866,522   $   11.93  2,280,732   $    9.35
--------------------------------------------------------------------------------------------------------------

Exercisable at December 31,                1,236,336   $   10.36    995,529   $    8.35  1,310,544   $    6.41
--------------------------------------------------------------------------------------------------------------
Available for grant at
    December 31,                             714,750                669,644              1,047,000
--------------------------------------------------------------------------------------------------------------
Weighted average fair value per share
    of options granted during the period               $    3.28              $   10.35              $   11.03
--------------------------------------------------------------------------------------------------------------

     The  following  table  summarizes  the  information   about  stock  options
outstanding at December 31, 2000:

                                    Options Outstanding                            Options Exercisable
                    -----------------------------------------------------  ----------------------------------
                                         Weighted
                                         Average
                         Number          Remaining                             Number
                     Outstanding at     Contractual      Weighted           Exercisable at       Weighted
    Range of          December 31,          Life          Average            December 31,         Average
Exercise Prices           2000            (Years)      Exercise Price           2000           Exercise Price
-------------------------------------------------------------------------------------------------------------
$2.33 to $3.83          486,687            8.8              $ 3.53              121,937           $ 3.60

 4.08 to 5.50           249,950            6.1                4.83              189,389             4.70

 6.33 to 10.50          796,750            7.1                7.98              579,250             8.03

11.00 to 18.75          502,375            8.3               13.80              178,812            13.95

20.66 to 21.59          220,313            7.9               20.68              114,573            20.68

34.37 to 37.88           63,250            7.9               37.54               52,375            37.59
-------------------------------------------------------------------------------------------------------------
$2.33 to $37.88       2,319,325            7.7              $ 9.98            1,236,336           $10.36
=============================================================================================================

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

(in thousands except per share data)           2000        1999         1998
--------------------------------------------------------------------------------
Net income
    As reported                              $ 4,828  $   12,351   $   10,304
    Pro forma                                  3,699      10,927        9,032

Net income per share
    As reported
        Basic                                $   .34  $      .88   $      .78
        Diluted                                  .34         .84          .73

    Pro forma
        Basic                                $   .26  $      .78   $      .68
        Diluted                                  .26         .75          .64
--------------------------------------------------------------------------------

     The pro forma effect on net income for 2000, 1999, and 1998 is not representative of the pro forma effect on net income in future years because, in accordance with FAS 123, it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

     The fair value for the option  grants  was  estimated  at the date of grant
     using  the   Black-Scholes   Option-Pricing   Model   with  the   following
     weighted-average assumptions:

                                               2000          1999          1998
--------------------------------------------------------------------------------
Expected life (years)                             5             5             8
Risk free interest rate                         5.7%          6.1%          5.1%
Volatility factor                              60.0%         60.0%         50.0%
Dividend yield                                  0.0%          0.0%         50.0%
--------------------------------------------------------------------------------

     Stock Warrants

     As part of financing and contract arrangements, the Company has, at certain times, issued warrants to purchase its Convertible Preferred Stock. During 2000, all outstanding Convertible Preferred Stock warrants expired. As of December 31, 1999 and 1998 there were Convertible Preferred Stock warrants to purchase 458 shares of Common Stock at an exercise price of $3.72.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  STOCKHOLDERS' EQUITY (continued)

     Stock Purchase Plan

     The 1994 Employee Stock Purchase Plan provides for the issuance of up to 375,000 shares of Common Stock. Eligible employees may purchase shares of the Company's Common Stock through payroll deductions of 1% to 7 1/2% of annual compensation. The purchase price for the stock is 85% of the fair market value of the stock on the last day of each calendar quarter. At December 31, 2000, 193,140 shares were available for future offerings under this plan.

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

13.  SUPPLEMENTAL STATEMENT OF OPERATIONS INFORMATION

     Maintenance and repairs expense for the years ended December 31, 2000, 1999 and 1998 was $2,551,000, $2,240,000, and $1,344,000, respectively.
     Depreciation and amortization expense related to property, plant and equipment for the years ended December 31, 2000, 1999 and 1998 was $3,956,000, $2,745,000, and $2,050,000, respectively.

14.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


              (in thousands)                             2000     1999     1998
--------------------------------------------------------------------------------
Cash paid during the year for taxes                    $ 1,895   $4,476   $2,120
Cash paid during the year for interest, excluding
     amounts capitalized                                    11       33       50
Acquisition of business:
     Fair value of assets acquired                                2,563
     Liabilities assumed                                          2,669

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                                            Year Ended
                                                              ----------------------------------------
(dollars in thousands except per share data)                        2000        1999          1998
                                                              ----------------------------------------
 Net income available to common  Shareholders                  $     4,828   $    12,351   $    10,304
======================================================================================================
 Denominator for basic net income per share:
     Weighted average common shares outstanding                 14,057,931    14,024,468    13,259,784

 Effect of dilutive securities:
     Stock options                                                 277,601       593,933       826,810
     Warrants                                                          109           385           355
                                                              ----------------------------------------
 Denominator for diluted net income per share                   14,335,641    14,618,786    14,086,949
======================================================================================================
 Basic net income per share                                    $       .34   $       .88   $       .78
======================================================================================================
 Diluted net income per share                                  $       .34   $       .84   $       .73
======================================================================================================

     Weighted average shares issuable upon the exercise of stock options which were not included in the calculation were 771,498 in 2000, 48,419 in 1999 and 24,188 in 1998. Such shares were not included because they were antidilutive.

16.  OPERATING SEGMENTS

     The Company has two reportable business segments: the Grafton(R) DBM Segment and Base Tissue Segment. The Grafton(R) DBM Segment engages in the processing and marketing of Grafton(R) DBM. Grafton(R) DBM is processed using the Company's advanced proprietary demineralization process. The Base Tissue Segment primarily engages in the processing of mineralized weight-bearing allograft bone tissue which is generally marketed by the Company's clients.

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

     Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes information for other sources of revenue which do not meet the requirements for reporting as a segment. The Company's other business units engage in providing ceramic and titanium plasma spray coating services and ceramic products to orthopaedic and dental implant manufacturers, marketing and distributing metal spinal implant products and processing, marketing and distributing bovine tissue products outside the United States.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  OPERATING SEGMENTS (continued)

(in thousands)

                                 Grafton(R)     Base
                                    DBM        Tissue
                                  Segment      Segment     Other    Consolidated
--------------------------------------------------------------------------------
Revenues:
    2000                          $45,226      $26,204    $ 4,253     $75,683
    1999                           45,136       25,751      4,723      75,610
    1998                           39,128       17,323      2,750      59,201
--------------------------------------------------------------------------------
Operating income (loss):
    2000                          $11,389      $   694    $(4,228)    $ 7,855
    1999                           17,063        6,434     (3,645)     19,852
    1998                           13,404        4,170     (1,293)     16,281
--------------------------------------------------------------------------------
Depreciation and amortization:
    2000                          $ 2,198      $ 1,376    $ 1,023     $ 4,597
    1999                            1,203        1,153        942       3,298
    1998                            1,180          742        481       2,403
--------------------------------------------------------------------------------

     Financial information by geographic area is summarized as follows:


(in thousands)              United States         Europe         Consolidated
--------------------------------------------------------------------------------
Revenues
   2000                       $71,468            $4,215            $75,683
   1999                        71,517             4,093             75,610
   1998                        56,876             2,325             59,201

Long-lived Assets
   2000                       $56,618            $1,672            $58,290
   1999                        32,068             1,927             33,995
   1998                        15,449               595             16,044


     Two of the Company's customers individually comprise 10% or more of the Company's consolidated net revenues. Revenues by customer, which are reported as part of the Company's Grafton(R) DBM and Base Tissue Segments, are as follows:

(in thousands)                          2000        1999         1998
--------------------------------------------------------------------------------

Revenues
     MTF                              $37,743      $42,095     $33,286
     ARC                               30,469       28,436      23,020
--------------------------------------------------------------------------------
                                      $68,212      $70,531     $56,306
================================================================================

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  RETIREMENT BENEFITS

     The Company has a 401(k) plan which covers substantially all full time U.S. employees. The Company has agreed to contribute an amount equal to 25% through December 31, 2000 and 35% effective January 1, 2001 of each participant's contribution. A participant's contribution may not exceed 15% of annual compensation, or the maximum allowed by the Internal Revenue Code, if less than 15% of compensation. Provisions of the plan include graduated vesting over five years of service. Total Company contributions for the years ended December 31, 2000, 1999 and 1998 were $285,000, $287,000, and $221,000, respectively.

     Certain of the Company's foreign subsidiaries provide retirement benefits to their employees through the purchase of non-participating annuity contracts. The expenses for these contracts were $70,000, $53,000, and $88,000 for the years ended December 31, 2000, 1999 and 1998.

     The Company does not maintain any other pension or post retirement plans.

18.  RECLASSIFICATIONS

     In 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option." In accordance with the EITF, in the statements of cash flows for the years ended December 31, 1999 and 1998, the Company reclassified $6,542,000 and $3,228,000, respectively, in income tax benefits from the cash flows from financing activities section to the cash flows from operating activities section.

     In addition, certain other prior year amounts within the financial statements have been reclassified to conform to the 2000 presentation.

19.  QUARTERLY FINANCIAL DATA (unaudited)

     The following is a summary of the unaudited quarterly results for the years ended December 31, 2000 and 1999:

                                                                     Quarter Ended
                                              -------------------------------------------------------
     (in thousands except per share data)     March 31        June 30       Sept. 30          Dec. 31
     ------------------------------------------------------------------------------------------------
     2000

     Net revenues                             $18,646         $20,619         $17,916         $18,502
     Cost of services and products              6,211           6,742           6,996           7,562
     Net income (a)                             1,969           2,524             231             104
     Net income per share (a)
          Basic                               $   .14         $   .18         $   .02             .01
          Diluted                                 .13             .18             .02             .01

     ------------------------------------------------------------------------------------------------
     1999

     Net revenues                             $18,688         $19,720         $17,469         $19,733
     Cost of services and products              5,857           6,115           5,643           6,294
     Net income (a)                             3,158           3,344           3,248           2,601
     Net income per share (a)
          Basic                               $   .23         $   .24         $   .23         $   .18
          Diluted                                 .22             .23             .22             .18
     ------------------------------------------------------------------------------------------------

(a) Net income in 2000 included approximately $150,000, or $.01 net income per share, per quarter from a litigation settlement, while 1999 included approximately $1,050,000, or $.07 net income per share, in the third quarter and approximately $150,000, or $.01 net income per share, in the fourth quarter from the litigation settlement.

                                                                   SCHEDULE II

                        OSTEOTECH, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                                   Additions
                                                  Balance At  ---------------------                  Balance At
                                                  Beginning   Charged To   Charged                      End
                                                  Of Period    Expenses    To Other   Deductions     Of Period
                                                 --------------------------------------------------------------
For the year ended December 31, 2000:
     Allowance for doubtful accounts             $  129        $   1      $  (3)(a)   $  (4)(b)        $  123
     Valuation allowance for deferred
           tax asset                              1,749          440(c)    (122)(a)      (9)(d)         2,058

For the year ended December 31, 1999:
     Allowance for doubtful accounts                148           (3)(e)    (10)(a)      (6)(b)           129
     Valuation allowance for deferred
           tax asset                              1,520          416(c)    (123)(a)     (64)(d)         1,749

For the year ended December 31, 1998:
     Allowance for doubtful accounts                147           (3)(e)      6(a)       (2)(b)           148
     Valuation allowance for deferred
           tax asset                              1,187          272(c)      61(a)                      1,520


(a)  Represents foreign currency translation adjustments.

(b)  Represents the write-off of accounts receivable.

(c)  Represents the tax effect of temporary differences.

(d)  Represents recognition of a deferred tax asset.

(e)  Represents recovery on previously written-off accounts receivable.

                      Report of Independent Accountants on
                          Financial Statement Schedule

To the Board of Directors of Osteotech, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 20, 2001, except as to certain information presented in Note 11 for which the date is March 28, 2001, appearing on page F-2 of this 2000 Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this 2000 Form 10-K. In our opinion, this Financial Statement
Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 20, 2001, except as to certain
information presented in Note 11 for
which the date is March 28, 2001.

                                  EXHIBIT INDEX

Exhibit                                                                   Page
Number   Description                                                      Number
------   -----------                                                      ------

10.37    Mortgage Term Note among Summit Bank, Osteotech, Inc.,           E-2
         Osteotech Investment Corp., Cam Implants Inc., Osteotech,
         B.V., H.C. Implants, B.V., Cam Implants, B.V., Osteotech/CAM Services, B.V. and OST Developpement dated December 8, 2000

10.38    Allonge to Loan and Security Agreement among Summit Bank,        E-7
         Osteotech, Inc., Osteotech Investment Corp., Cam Implants
         Inc., Osteotech, B.V., H.C. Implants, B.V., Cam Implants,
         B.V., Osteotech/CAM Services, B.V. and OST Developpement dated December 8, 2000

10.39    Allonge to Equipment Loan Note among Summit Bank, Osteotech,     E-10
         Inc., Osteotech Investment Corp., Cam Implants Inc.,
         Osteotech, B.V., H.C. Implants, B.V., Cam Implants, B.V., Osteotech/Cam Services, B.V. and OST Developpement dated
         December 8, 2000

10.40    Distribution Agreement entered into February, 2001 by            E-12
         Osteotech, Inc. and Alphatec Manufacturing, Inc. for which
         Osteotech is requesting confidential treatment pursuant to Rule 24b-2

10.41    Second Allonge to Loan and Security Agreement among Fleet        E-34
         National Bank, Successor in Interest to Summit Bank,
         Osteotech, Inc., Osteotech Investment Corp., Cam Implants
         Inc., Osteotech, B.V., H.C. Implants, B.V., Cam Implants,
         B.V., Osteotech/Cam Services, B.V. and OST Developpement dated
         March 8, 2001

10.42    Second Allonge to Equipment Loan Note among Fleet National       E-37
         Bank, Successor in Interest to Summit Bank, Osteotech, Inc., Osteotech Investment Corp., Cam Implants Inc., Osteotech,
         B.V., H.C. Implants, B.V., Cam Implants, B.V., Osteotech/Cam Services, B.V. and OST Developpement dated March 8, 2001

10.43    Allonge to Convertible Revolving Note among Fleet National       E-39
         Bank, Successor in Interest to Summit Bank, Osteotech, Inc., Osteotech Investment Corp., Cam Implants Inc., Osteotech,
         B.V., H.C. Implants, B.V., Cam Implants, B.V., Osteotech/Cam Services, B.V. and OST Developpement dated March 8, 2001

21.1     Subsidiaries of Registrant                                       E-41

23.1     Consent of PricewaterhouseCoopers LLP                            E-42