Form 10-Q
period 2001-03-31
OSTEOTECH INC
filed 2001-05-15
CIK 874734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 2001

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from __________________ to
     __________________

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

Common Stock, $.01 par value - 14,011,886 shares as of April 30, 2001.

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                        OSTEOTECH, INC. AND Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (dollars in thousands)

                                                              March 31,     December 31,
                                                                2001           2000
----------------------------------------------------------------------------------------
ASSETS
----------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                  $  10,258      $  10,923
  Short-term investments                                         1,951          1,935
  Accounts receivable, net                                      11,596         13,503
  Prepaid expenses, inventories and other current assets        16,768         14,208
                                                             ------------------------
        Total current assets                                    40,573         40,569

Property, plant and equipment, net                              60,666         58,290
Excess of cost over net assets of business acquired, net
  of accumulated amortization of $2,573 in 2001 and
  $2,477 in 2000                                                 3,198          3,294
Other assets                                                     2,437          2,285
----------------------------------------------------------------------------------------
        Total assets                                         $ 106,874      $ 104,438
========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities                   $  12,930      $  11,345
  Current maturities of long-term debt                           1,315            101
                                                             ------------------------
        Total current liabilities                               14,245         11,446

Long-term debt                                                  20,174         19,930
Other liabilities                                                1,191          1,211
----------------------------------------------------------------------------------------
        Total liabilities                                       35,610         32,587
----------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 5,676,595 shares
         Authorized; no shares issued or outstanding
     Common stock, $.01 par value; 70,000,000 shares
         authorized; issued and outstanding 14,011,886
         shares in 2001 and 13,989,307 shares in 2000              139            138
     Additional paid-in capital                                 46,704         46,577
     Accumulated other comprehensive loss                         (905)          (497)
     Retained earnings                                          25,326         25,633
----------------------------------------------------------------------------------------
        Total stockholders' equity                              71,264         71,851
----------------------------------------------------------------------------------------
        Total liabilities and stockholders' equity           $ 106,874      $ 104,438
========================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                        OSTEOTECH, INC. AND Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                  (dollars in thousands, except per share data)

Three Months Ended March 31,                                     2001              2000
------------------------------------------------------------------------------------------
Net revenues:
     Service                                                $     16,912      $     17,743
     Product                                                       1,041               903
                                                            ------------------------------
                                                                  17,953            18,646

Cost of services                                                   6,631             5,629
Cost of products                                                     733               582
                                                            ------------------------------
                                                                   7,364             6,211

Gross profit                                                      10,589            12,435


Marketing, selling, general and administrative expenses            9,913             8,132
Research and development expense                                   1,108             1,360
                                                            ------------------------------
                                                                  11,021             9,492
                                                            ------------------------------

Income from litigation settlement                                                      250
                                                            ------------------------------

Operating income(loss)                                              (432)            3,193

Interest and other income, net                                       167               306
                                                            ------------------------------
Income (loss) before income taxes                                   (265)            3,499

Income tax provision                                                  42             1,530

------------------------------------------------------------------------------------------
Net income (loss)                                           $       (307)     $      1,969
==========================================================================================
Net income (loss) per share:
      Basic                                                 $       (.02)     $        .14
      Diluted                                               $       (.02)     $        .13
------------------------------------------------------------------------------------------
Shares used in computing net income (loss) per share:
      Basic                                                   13,989,307        14,215,046
      Diluted                                                 13,989,307        14,620,179
==========================================================================================

See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)


Three Months Ended March 31,                                  2001         2000
----------------------------------------------------------------------------------
Cash Flow From Operating Activities
   Net income (loss)                                       $   (307)     $  1,969
   Adjustments to reconcile net income (loss) to
      Net cash provided by operating activities:
         Depreciation and amortization                        1,212           918
         Provision for doubtful accounts                                        3
         Income tax benefit related to stock options                           22
         Changes in current assets and liabilities:
               Accounts receivable                            1,472         2,956
               Prepaid expenses, inventories and
                    other current assets                     (2,436)       (1,289)
               Accounts payable and other liabilities         1,709          (291)
----------------------------------------------------------------------------------
Net cash provided by operating activities                     1,650         4,288

Cash Flow From Investing Activities
   Capital expenditures                                      (3,614)       (4,665)
   Purchases of investments                                  (1,951)       (1,942)
   Proceeds from sale of investments                          1,935         3,946
   Decrease in other assets                                    (200)           (7)
----------------------------------------------------------------------------------
Net cash used in investing activities                        (3,830)       (2,668)

Cash Flow From Financing Activities
   Proceeds from issuance of common stock                       128           235
   Proceeds from issuance of long-term debt                   1,468
   Principal payments on long-term debt                         (10)
   Decrease in other liabilities                                (77)
----------------------------------------------------------------------------------
Net cash provided by financing activities                     1,509           235

Effect of exchange rate changes on cash                           6            (7)
----------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents           (665)        1,848
Cash and cash equivalents at beginning of period             10,923        16,770
----------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $ 10,258      $ 18,618
==================================================================================

Supplementary cash flow data:
   Cash paid during the period for interest, excluding
      amounts capitalized                                  $     33
   Cash paid during the period for taxes                         67      $      2


See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)


1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) considered necessary by management to present fairly the consolidated financial position as of March 31, 2001, and the consolidated results of operations and the consolidated cash flows for the three-month periods ended March 31, 2001 and 2000. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The December 31, 2000 financial information has been derived from the audited financial statements for the year ended December 31, 2000. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000 which were included as part of Osteotech's Annual Report on Form 10-K.

2.   Inventories

     Inventories consist of the following:

                                                   March 31,        December 31,
     (dollars in thousands)                          2001              2000
     ---------------------------------------------------------------------------
     Supplies                                       $  294           $  202
     Raw materials                                     676              891
     Finished goods                                  3,196            2,491
     ---------------------------------------------------------------------------
                                                    $4,166           $3,584
     ===========================================================================

3.   Comprehensive Income (Loss)

     Comprehensive income (loss) for the three-month periods ended March 31, 2001 and 2000 was:

     (dollars in thousands)                            2001           2000
     ---------------------------------------------------------------------------
     Net income (loss)                                $(307)       $ 1,969

     Currency translation adjustments                  (408)           (51)
     ---------------------------------------------------------------------------
     Comprehensive income (loss)                      $(715)       $ 1,918
     ===========================================================================

4.   Commitments and Contingencies

     In December, 2000, the Company entered into an exclusive 15-year processing and distribution agreement with the American Tissue Services Foundation ("ATSF"), a not-for-profit corporation organized under the laws of the State of Delaware. Michael J. Jeffries, the Company's Executive Vice President, Chief Financial Officer and Secretary and a member of the Company's board of directors, is a member of the board of directors of ATSF. Additionally, in February, 2001, the Company entered into a Loan Agreement with ATSF which expires on December 31, 2010. Pursuant to the Loan Agreement, ATSF may borrow up to $1,500,000 from the Company. Each loan matures five (5) years from the date it is made and bears interest at a rate per annum equal to the five year Treasury Bill rate plus one percent (1%). Interest is payable on a quarterly basis. As of March 31, 2001, the Company had loaned ATSF an aggregate of $465,000 at an average interest rate of 5.38%.

                        OSTEOTECH, INC. AND Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)


4.   Commitments and Contingencies (continued)

     The funds loaned to ATSF are being utilized by ATSF to fund its operations. In accordance with Generally Accepted Accounting Principles, the Company is providing a reserve against these loans until such time that ATSF is able to generate positive cash flow from operations. As of March 31, 2001, the Company has provided reserves totaling $298,000 against these loans, which charge is included in marketing, selling, general and administrative expenses. The Company expects that it will loan additional funds to ATSF throughout the remainder of the fiscal year and expects to record additional reserves against these loans.

     Litigation

     GenSci Regeneration Laboratories, Inc. v. Osteotech, Inc.; Osteotech, Inc.
     v. GenSci Regeneration Sciences, Inc.

     In April, 2001, the U.S. District Court for the Central District of California granted our motion seeking summary judgment on U.S. Patent No. 5,290,558 ("the `558 Patent"). The Court found that GenSci's DynaGraft Gel and DynaGraft Putty products literally infringe claims 4 and 10 of our `558 Patent, and, therefore, entered a judgment of literal infringement. Also in April, 2001, GenSci petitioned the Federal Circuit Court of Appeals for an immediate review of the District Court's denial of GenSci's motion to withdraw its admissions that DynaGraft is osteogenic (osteoinductive). That petition is pending.

     Medtronic, Inc. v. Osteotech, Inc.

     Medtronic, Inc. and Medtronic Sofamor Danek, Inc. (collectively, "Medtronic") are seeking to enjoin Timothy R. Miller, a former Medtronic employee and currently an employee of the Company, from using and disclosing any of their trade secrets or other confidential information to any third party, including the Company, and from working for the Company for a period of twelve months. On April 25, 2001, the Court lifted a temporary restraining order preventing Mr. Miller from working with the Company and entered an order preliminarily enjoining Mr. Miller from working with the Company in the area of spine surgery products.

     Younger v. Hayes Medical Center, Inc.

     In April, 2001, the Company was served in an action brought in the Twentieth Judicial District Court in Ellis County, Kansas, against Hayes Medical Center, Inc., the Musculoskeletal Transplant Foundation, Metropath, Inc. and the Company. With respect to the Company, the suit alleges a cause of action for negligence in connection with allegedly defective allograft bone tissue provided by the defendants and allegedly implanted in the plaintiff during a surgical procedure. The plaintiff seeks' monetary damages in excess of $75,000. The Company is assessing the claim asserted against it and has not yet responded to it.

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

                        OSTEOTECH, INC. AND Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)


5.   Net Income (Loss) Per Share

     The following table sets forth the computation of basic and diluted earnings (loss) per share for the three-month periods ended March 31, 2001 and 2000:

     (dollars in thousands except per share data)                  2001              2000
     ------------------------------------------------------------------------------------

     Net income (loss) available to common
       Shareholders                                        $       (307)   $        1,969
     ------------------------------------------------------------------------------------
     Denominator for basic net income (loss) per share:
       Weighted average common shares outstanding            13,989,307        14,215,046
     Effect of dilutive securities:
       Stock options                                                              404,792
       Warrants                                                                       341

                                                           ------------------------------
     Denominator for diluted net income (loss) per share     13,989,307        14,620,179
     ------------------------------------------------------------------------------------

       Basic net income (loss) per share                   $       (.02)   $          .14
     ------------------------------------------------------------------------------------
       Diluted net income (loss) per share                 $       (.02)   $          .13
     ------------------------------------------------------------------------------------

     In 2001, common equivalent shares, consisting solely of stock options, are excluded from the calculation of diluted net loss per share as their effects are antidilutive.

6.   Operating Segments

     Summarized in the table below is financial information for our reportable segments for the three-month periods ending March 31, 2001 and 2000:


     (dollars in thousands)                           2001            2000
     ---------------------------------------------------------------------------

     Revenues:
       Grafton(R)DBM Segment                      $ 11,020        $ 10,104
       Base Tissue Segment                           5,586           7,311
       Other                                         1,347           1,231
     ---------------------------------------------------------------------------
       Consolidated                               $ 17,953        $ 18,646
     ===========================================================================

     Operating income (loss):
       Grafton(R)DBM Segment                      $  2,143        $  2,628
       Base Tissue Segment                          (1,645)          1,399
       Other                                          (930)           (834)
     ---------------------------------------------------------------------------
       Consolidated                               $   (432)       $  3,193
     ===========================================================================

7.   Reclassifications

     Certain prior year amounts have been reclassified to conform to the 2001 presentation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Information contained herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Some of the matters set forth in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2000, constitute cautionary statements identifying factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

Results of Operations

Net Income (Loss)

We incurred a consolidated net loss in the first quarter of 2001 of $307,000 or $.02 diluted net loss per share as compared to consolidated net income of $1,969,000 or $.13 diluted net income per share in the first quarter of 2000. First quarter 2000 included $150,000 or $.01 diluted net income per share related to the settlement with DePuy Acromed, Inc. (DePuy) in connection with the GenSci patent litigation, however, the first quarter of 2001 does not include any income from the patent litigation settlement because the last required payment was made by DePuy in December, 2000.

The following is a discussion of factors affecting results of operations for the three-month periods ended March 31, 2001 and 2000.

Net Revenues

Consolidated net revenues in the first quarter of 2000 decreased 4% to $17,953,000, from $18,646,000 in the first quarter of 2000. Domestic revenues, which consist principally of revenues from the Grafton(R) Demineralized Bone Matrix (DBM) Segment, or Grafton(R) DBM Segment, and Base Allograft Tissue Segment, or Base Tissue Segment, decreased 7% in the first quarter of 2001 to $16,342,000 from $17,531,000 in the first quarter of 2000. Foreign-based revenues increased 44% in the first quarter to $1,611,000 compared to $1,115,000 in the first quarter of 2000. The increase in foreign-based revenues resulted primarily from continued expansion of Grafton(R) DBM tissue forms in Europe. Foreign-based revenues were adversely affected by the strength of the U.S. dollar compared to the Dutch Guilder and French Franc resulting in a 7% reduction of foreign-based revenues.

First quarter 2001 Grafton(R) DBM Segment revenues increased 9% to $11,020,000 (including $1,000,000 of revenue which was deferred from the fourth quarter of 2000 in accordance with Generally Accepted Accounting Principles, or GAAP, and SEC Staff Accounting Bulletin 101) from $10,104,000 in the first quarter of 2000. Domestically, our clients' shipments of Grafton(R) DBM to hospital/end users in the first quarter of 2001 were $14,629,000, a decline of about 2% versus the prior year. Our Grafton(R) DBM tissue forms have faced increasing competition as more companies have developed products with characteristics similar to Grafton(R) DBM. Although we expect that this competition will continue in the future, we expect demand for our Grafton(R) DBM tissue forms to grow as we continue to expand into Europe and as we sell them in conjunction with our bio-implant tissue forms and metal implants.

Base Tissue Segment revenues decreased 24% in the first quarter of 2001 to $5,586,000 from $7,311,000 in the first quarter of 2000. The decrease resulted primarily from a 50% decrease in the number of donors processed and released to clients and the deferral of $412,000 of revenue in accordance with GAAP and SEC Staff Accounting Bulletin 101. The decline was partly offset by a 374% increase in bio-implant revenues and a 21% increase in OsteoPure(R) Femoral Head processing revenues.

During the first three months of 2001 and 2000, two of our clients in the Grafton(R) DBM and Base Tissue Segments accounted for 43% and 45%, and 49% and 42% of revenues, respectively.

Gross Profit

Gross profit as a percentage of net revenues was 59% in the first quarter of 2001 and 67% in the first quarter of 2000. The decrease results from the underabsorption of costs related to increased capacity, new processing technologies, a 50% decline in the number of donors processed and released to clients, and allograft bone tissue forms that have not yet achieved revenue levels sufficient to fully absorb processing costs.

Marketing, Selling, General and Administrative

Marketing, selling, general and administrative expenses increased 22% to $9,913,000 in the first quarter of 2001 compared to $8,132,000 in the same period last year. The increase was primarily attributable to activities related to securing additional sources of donated allograft tissue, and increased costs associated with marketing, selling and promotional activities associated with Grafton(R) DBM and the continuing launch of new bio-implant tissue forms.

Research and Development

Research and development expenses decreased 19% to $1,108,000 in the first quarter of 2001 compared to $1,360,000 in the first quarter 2000 due to decreased spending related primarily to the completion of development of several new bio-implant tissue forms which are currently in launch mode.

Operating Income (Loss)

We incurred a consolidated operating loss of $432,000 in the first quarter of 2001 compared to consolidated operating income of $3,193,000 in the first quarter of 2000 primarily as a result of decreased operating income in the Grafton(R) DBM Segment and an operating loss in the Base Tissue Segment. In addition, the first quarter of 2001 does not include any income from the patent litigation settlement because DePuy made the last required payment in December, 2000, while the first quarter of 2000 included $250,000 of payments.

Grafton(R) DBM Segment operating income, decreased 18% to $2,143,000 in the first quarter of 2001 compared to $2,628,000 in the same period in 2000. The decrease results primarily from lower gross margins due to underabsorption of cost, increased costs associated with marketing, selling and promotional activities, and a decrease of $250,000 in patent litigation settlement payments.

The Base Tissue Segment incurred an operating loss of $1,645,000 in the first quarter of 2001 compared to operating income of $1,399,000 in the first quarter of 2000. The operating loss resulted from lower gross margins due to underabsorption of cost and increased costs for marketing, selling and promotional activities, primarily associated with the launch of new bio-implant tissue forms.

Income Tax Provision

We made a provision for income taxes in the first quarter of 2001 even though we reported a consolidated loss before income taxes because our domestic operations reported income before taxes, which for U.S. income tax purposes can not be offset by the foreign losses incurred in the quarter.


Liquidity and Capital Resources

At March 31, 2001, we had cash and short-term investments of $12,209,000 compared to $12,858,000 at December 31, 2000. We invest excess cash in U.S. Government-backed securities and investment grade commercial paper of major U.S. corporations. Working capital decreased $2,795,000 to $26,328,000 at March 31, 2001 compared to $29,123,000 at December 31, 2000. The decrease in working capital results principally from the utilization of cash and short-term investments to partially fund capital expenditures.

Net cash provided by operating activities decreased to $1,650,000 in the first quarter of 2001 compared to $4,288,000 in the first quarter of 2000. The decrease resulted primarily from a decrease in net income.

In the first quarter of 2001, cash used in investing activities of $3,830,000 primarily represents capital expenditures, while cash used in investing activities in the first quarter of 2000 of $2,668,000 primarily represents capital expenditures of $4,665,000 partially offset by net proceeds from the sale of investments of $2,004,000. In the fourth quarter of 1998, we commenced construction of a new processing facility in Eatontown, New Jersey. The estimated aggregate cost for the construction of the building, including furniture, fixtures and equipment is approximately $37,000,000. A portion of the aggregate construction costs have been funded through a $4,500,000 building mortgage loan and a $17,000,000 equipment line of credit. The remaining balance will be funded through available cash reserves or anticipated cash flow from operations. Through March 31, 2001, we have incurred $34,740,000 of capital expenditures, including capitalized interest of $1,161,000, related to the new allograft tissue processing facility of which $21,500,000 was funded through bank financing.

Net cash provided by financing activities increased to $1,509,000 from $235,000 in the first quarter of 2000 principally due to an increase in cash proceeds received from long-term debt.

We have a credit facility with a U.S. bank, that includes a $5,000,000 revolving line of credit, a $4,500,000 building mortgage loan, and a $17,000,000 equipment line of credit. At March 31, 2001, there were no borrowings under the revolving line of credit, $4,489,000 was outstanding under the building mortgage loan and $17,000,000 was outstanding under the equipment line of credit. We have a line of credit with a Dutch bank, which provides for borrowings of up to 3,000,000 Dutch Guilders ("dfl"), or approximately $1,195,000 at the March 31, 2001 exchange rate. At March 31, 2001, there were no borrowings under this line of credit.

We are currently a party to two distribution agreements that require us to make minimum purchases over the next two years in an aggregate amount of $9,000,000. Through March 31, 2001, we had purchased $2,892,000 pursuant to these agreements. In addition, we have agreed to loan the American Tissue Services Foundation, or ATSF, up to $1,500,000. Through March 31, 2001, we have loaned ATSF $465,000.

In the first quarter of 2001, we experienced a decrease in available cash and cash equivalents due to our continued investment in our business. We expect to continue to make investments in our business over the next three quarters which will further deplete our available cash balances. We believe that our available cash and cash equivalents, short-term investments and available lines of credit, together with anticipated future cash flow from operations, will be sufficient to meet our cash needs for the remainder of the fiscal year. From time to time we may seek additional funds through equity or debt financing. However, there can be no assurances that such additional funds will be available, or if available, that such funds will be available on favorable terms.


Impact of Inflation and Foreign Currency Exchange Fluctuations

Results of operations for the periods discussed above have not been materially affected by inflation or foreign currency fluctuations.


Litigation

Osteotech, Inc. is involved in various legal proceedings involving product liability and patent infringement claims. For a discussion of these matters see,
Note 4 of "Notes to Condensed Consolidated Financial Statements", PART II., ITEM
1. LEGAL PROCEEDINGS and our Annual Report on Form 10-K for the year ended December 31, 2000. It is possible that our results of operations or liquidity and capital resources could be adversely affected by the ultimate outcome of the pending litigation or as a result of the costs of contesting such lawsuits.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable


PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

GenSci Regeneration Laboratories, Inc. v. Osteotech, Inc.; Osteotech, Inc. v. GenSci Regeneration Sciences, Inc.

In April, 2001, the U.S. District Court for the Central District of California granted our motion seeking summary judgment on U.S. Patent No. 5,290,558 ("the `558 Patent"). The Court found that GenSci's DynaGraft Gel and DynaGraft Putty products literally infringe claims 4 and 10 of our `558 Patent, and, therefore, entered a judgment of literal infringement. Also in April, 2001, GenSci petitioned the Federal Circuit Court of Appeals for an immediate review of the District Court's denial of GenSci's motion to withdraw its admissions that DynaGraft is osteogenic (osteoinductive). That petition is pending.

Medtronic, Inc. v. Osteotech, Inc.

Medtronic, Inc. and Medtronic Sofamor Danek, Inc. (collectively, "Medtronic") are seeking to enjoin Timothy R. Miller, a former Medtronic employee and currently an Osteotech employee, from using and disclosing any of their trade secrets or other confidential information to any third party, including us, and from working for us for a period of twelve months. On April 25, 2001, the Court lifted a temporary restraining order preventing Mr. Miller from working with us and entered an order preliminarily enjoining Mr. Miller from working with us in the area of spine surgery products.

                        OSTEOTECH, INC. AND Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

Younger v. Hayes Medical Center, Inc.

In April, 2001, we were served in an action brought in the Twentieth Judicial District Court in Ellis County, Kansas, against Hayes Medical Center, Inc., the Musculoskeletal Transplant Foundation, Metropath, Inc. and us. The suit alleges a cause of action against us for negligence in connection with allegedly defective allograft bone tissue provided by the defendants and allegedly implanted in the plaintiff during a surgical procedure. The plaintiff seeks' monetary damages in excess of $75,000. We are assessing the claim asserted against us and have not yet responded to it.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit                                                                 Page
Number                  Description                                    Number
------                  -----------                                    ------
                           None



(b)  Reports on Form 8-K

On January 17, 2001, we filed with the Commission a Current Report on Form 8-K to announce that we received notification from the FDA of 510(k) clearance of the VBR(TM) (Vertebral Body Replacement) Device.

On April 17, 2001, we filed with the Commission a Current Report on Form 8-K to announce that the U.S. District Court for the Central District of California granted our motion seeking summary judgment that GenSci's Dynagraft Gel and DynaGraft Putty products literally infringe claims 4 and 10 of our U.S. Patent No. 5,290,558.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Osteotech, Inc.
                                       ---------------------------------
                                                (Registrant)


Date:  May 15, 2001           By:      /s/ Richard W. Bauer
                                       ---------------------------------
                                           Richard W. Bauer
                                           Chief Executive Officer


Date:  May 15, 2001           By:     /s/  Michael J. Jeffries
                                      ----------------------------------
                                           Michael J. Jeffries
                                           Executive Vice President
                                           Chief Financial Officer