Form 10-Q
period 2001-06-30
OSTEOTECH INC
filed 2001-08-10
CIK 874734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 2001

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from ____________ to
     ____________

Commission File Number 0-19278
                       -------

                                 OSTEOTECH, INC.
--------------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

           Delaware                                              13-3357370
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

  51 James Way, Eatontown, New Jersey                               07724
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

                                  (732)542-2800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including are a code)

                                 Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|  No |_|

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 par value - 14,045,427 shares as of July 31, 2001.

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                        OSTEOTECH, INC. AND Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (dollars in thousands)

                                                                June 30,     December 31,
                                                                  2001           2000
-----------------------------------------------------------------------------------------
ASSETS
-----------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                     $  7,433       $ 10,923
  Short-term investments                                           1,951          1,935
  Accounts receivable, net                                        19,138         13,503
  Inventories                                                      5,206          3,584
  Deferred processing costs                                        7,804          5,914
  Prepaid expenses and other current assets                        3,773          4,710
                                                             ----------------------------
        Total current assets                                      45,305         40,569

Property, plant and equipment, net                                60,213         58,290
Excess of cost over net assets of business acquired, net
  of accumulated amortization of $2,669 in 2001 and
  $2,477 in 2000                                                   3,102          3,294
Other assets                                                       2,349          2,285
-----------------------------------------------------------------------------------------
        Total assets                                            $110,969       $104,438
=========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities                      $ 19,143       $ 11,345
  Current maturities of long-term debt                             1,923            101
                                                             ----------------------------
        Total current liabilities                                 21,066         11,446

Long-term debt                                                    19,543         19,930
Other liabilities                                                  1,131          1,211
-----------------------------------------------------------------------------------------
        Total liabilities                                         41,740         32,587
-----------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 5,676,595 shares
         authorized; no shares issued or outstanding
     Common stock, $.01 par value; 70,000,000 shares
         authorized; issued and outstanding 14,038,477
         shares in 2001 and 13,989,307 shares in 2000                139            138
     Additional paid-in capital                                   46,825         46,577
     Accumulated other comprehensive loss                           (931)          (497)
     Retained earnings                                            23,196         25,633
-----------------------------------------------------------------------------------------
        Total stockholders' equity                                69,229         71,851
-----------------------------------------------------------------------------------------
        Total liabilities and stockholders' equity              $110,969       $104,438
=========================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                  (dollars in thousands, except per share data)

                                             Three Months                   Six Months
                                            Ended June 30,                Ended June 30,
                                    ----------------------------   ----------------------------
                                            2001            2000           2001            2000
-----------------------------------------------------------------------------------------------
Net revenues:
  Service                           $     18,308    $     19,788   $     35,220    $     37,531
  Product                                  1,273             831          2,314           1,734
                                    ------------    ------------   ------------    ------------
                                          19,581          20,619         37,534          39,265

Cost of services                           7,317           6,173         13,948          11,802
Cost of products                           1,488             569          2,221           1,151
                                    ------------    ------------   ------------    ------------
                                           8,805           6,742         16,169          12,953
                                    ------------    ------------   ------------    ------------

Gross profit                              10,776          13,877         21,365          26,312

Marketing, selling, general and
  administrative                          13,006           8,600         22,919          16,732
Research and development                   1,180           1,687          2,288           3,047
                                    ------------    ------------   ------------    ------------
                                          14,186          10,287         25,207          19,779
                                    ------------    ------------   ------------    ------------

Income from litigation settlement                            250                            500
                                    ------------    ------------   ------------    ------------

Operating income (loss)                   (3,410)          3,840         (3,842)          7,033

Interest and other income, net                98             279            265             585
                                    ------------    ------------   ------------    ------------

Income (loss) before income taxes         (3,312)          4,119         (3,577)          7,618

Income tax provision (benefit)            (1,182)          1,595         (1,140)          3,125

-----------------------------------------------------------------------------------------------
Net income (loss)                   $     (2,130)   $      2,524   $     (2,437)   $      4,493
===============================================================================================
Net income (loss) per share:
     Basic                          $       (.15)   $        .18   $       (.17)   $        .32
     Diluted                        $       (.15)   $        .18   $       (.17)   $        .31
-----------------------------------------------------------------------------------------------
Shares used in computing net
  income (loss) per share:
     Basic                            14,011,866      14,089,366     14,006,241      14,148,189
     Diluted                          14,011,866      14,327,732     14,006,241      14,477,928

See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)

Six Months Ended June 30,                                      2001        2000
-------------------------------------------------------------------------------
Cash Flow From Operating Activities
   Net income (loss)                                       $ (2,437)   $  4,493
   Adjustments to reconcile net income (loss) to
      Net cash provided by operating activities:
         Depreciation and amortization                        2,716       1,902
         Other non-cash charges                               1,861          44
         Changes in current assets and liabilities:
               Accounts receivable                           (5,924)      2,482
               Deferred processing costs                     (2,029)       (352)
               Inventories                                   (2,178)       (926)
               Prepaid expenses and other current assets        930       2,591
               Accounts payable and other liabilities         7,929      (1,895)
-------------------------------------------------------------------------------
Net cash provided by operating activities                       868       8,339

Cash Flow From Investing Activities
   Capital expenditures                                      (5,766)    (14,790)
   Purchases of investments                                  (1,951)     (1,942)
   Proceeds from sale of investments                          1,935       3,946
   Decrease in other assets                                    (170)       (182)
-------------------------------------------------------------------------------
Net cash used in investing activities                        (5,952)    (12,968)

Cash Flow From Financing Activities
   Proceeds from issuance of common stock                       248         460
   Repurchase of common stock                                            (3,121)
   Proceeds from issuance of long-term debt                   1,468       2,382
   Principal payments on long-term debt                         (88)
   Decrease in other liabilities                                (77)       (100)
-------------------------------------------------------------------------------
Net cash provided by (used in) financing activities           1,551        (379)

Effect of exchange rate changes on cash                          43          44
-------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                    (3,490)     (4,964)
Cash and cash equivalents at beginning of period             10,923      16,770
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $  7,433    $ 11,806
===============================================================================

Supplementary cash flow data:
   Cash paid during the period for interest, excluding
      amounts capitalized                                  $     57    $    305
   Cash paid during the period for taxes                        945         678

See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals and certain non-cash charges in the three month period ended June 30, 2001) considered necessary by management to present fairly the consolidated financial position as of June 30, 2001, the consolidated results of operations for the three-month and six-month periods ended June 30, 2001 and 2000 and the consolidated cash flows for the six months ended June 30, 2001 and 2000. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The December 31, 2000 financial information has been derived from the audited financial statements for the year ended December 31, 2000. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000 which were included as part of Osteotech Inc.'s (the Company) Annual Report on Form 10-K.

2.   Inventories

     Inventories, net of reserves, consist of the following:

                                                     June 30,       December 31,
     (dollars in thousands)                            2001             2000
     ---------------------------------------------------------------------------
     Supplies                                         $  308           $  202
     Raw materials                                       701              891
     Finished goods                                    4,197            2,491
     ---------------------------------------------------------------------------
                                                      $5,206           $3,584
     ===========================================================================

     As of June 30, 2001 and December 31, 2000, the Company had reserves for excess and obsolete finished goods inventories of $1,766,000 and $1,021,000 respectively.

3.   Comprehensive Income

     Comprehensive income for the three-month and six-month periods ended June 30, 2001 and 2000:

                                        Three months ended     Six months ended
                                              June 30,             June 30,
                                       ----------------------------------------

     (dollars in thousands)                  2001      2000      2001      2000
     --------------------------------------------------------------------------

     Net income (loss)                    $(2,130)  $ 2,524   $(2,437)  $ 4,493

     Currency translation adjustments         (26)      (75)     (434)     (126)
     --------------------------------------------------------------------------

     Comprehensive income (loss)          $(2,156)  $ 2,449   $(2,871)  $ 4,367
     ==========================================================================

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

4.   Commitments and Contingencies

     In December, 2000, the Company entered into an exclusive 15-year processing and distribution agreement with the American Tissue Services Foundation ("ATSF"), a not-for-profit corporation organized under the laws of the State of Delaware. Michael J. Jeffries, the Company's Executive Vice President, Chief Financial Officer and Secretary and a member of the Company's board of directors, is a member of the board of directors of ATSF. Additionally, in February, 2001, the Company entered into a Loan Agreement with ATSF which expires on December 31, 2010. Pursuant to the Loan Agreement, ATSF may borrow up to $1,500,000 from the Company. Each loan matures five (5) years from the date it is made and bears interest at a rate per annum equal to the five year Treasury Bill rate plus one percent (1%). Interest is payable on a quarterly basis. As of June 30, 2001, the Company had loaned ATSF an aggregate of $1,070,000 at an average interest rate of 4.43%.

     The funds loaned to ATSF are being utilized by ATSF to fund its operations. In accordance with Generally Accepted Accounting Principles, the Company is providing a reserve against these loans until such time that ATSF is able to generate positive cash flow from operations. For the six months ended June 30, 2001, the Company has provided reserves totaling $862,000 ($564,000 for the three months ended June 30, 2001) against these loans, which charge is included in marketing, selling, general and administrative expenses. The Company expects that it will loan additional funds to ATSF throughout the remainder of the fiscal year and expects to record additional reserves against these loans.

     Litigation

     GenSci Regeneration Laboratories,  Inc. v. Osteotech, Inc.; Osteotech, Inc.
     v. GenSci Regeneration Sciences, Inc.

     In May, 2001, the United States Court of Appeals for the Federal Circuit denied GenSci's petition for writ of mandamus. In its petition, GenSci sought to have the Federal Circuit direct the United States District Court for the Central District of California to vacate its March 22, 2001 order denying GenSci's motion to withdraw its admissions that DynaGraft is osteogenic (osteoinductive), and that DynaGraft contains new bone growth-inducing amounts of demineralized osteogenic bone powder. In denying GenSci's petition, the Court of Appeals held that the District Court did not abuse its discretion in refusing to allow GenSci to withdraw its admissions because GenSci continued to represent to both the Court and the public that it believes the DynaGraft products are osteogenic (osteoinductive).

     Musculoskeletal Transplant Foundation v. Osteotech, Inc.

     In October 2000, plaintiffs Musculoskeletal Transplant Foundation ("MTF") and Synthes Spine Company, L.P. ("Synthes") commenced an action against the Company and Osteotech Investment Corporation (collectively, the "Company") in the United States District Court for the District of New Jersey. Plaintiffs seek a declaratory judgment that their manufacture, use, sale and/or offer for sale of their demineralized bone matrix products, known as DBX(R), does not infringe on the claims of United States Patent Nos. 5,290,558 (the "'558 Patent") and 5,284,655 (the "'655 Patent") of the
     Company, and that the `558 and `655 Patents are invalid and unenforceable. In addition to declaratory relief, plaintiffs seek injunctive relief.

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

4.   Commitments and Contingencies (continued)

     In June, 2001, the Company made a motion for an order preliminarily enjoining MTF and Synthes from selling or offering to sell their DBX(R) products. A hearing was held on that motion on July 23, 2001 and a decision is pending. Discovery is otherwise continuing.

     Regner v. Inland Eye & Tissue Bank of Redlands; Thacker v. Inland Eye & Tissue Banks

     Plaintiffs brought suits against the Company and fifteen or more other defendants in the Superior Courts for the State of California, San Bernardino County and Los Angeles County. The suits seek class action status and allege causes of action based on a violation of the California business and Professional Code, as well as a number of common law causes of action, including negligence, deceit, and intentional and negligent infliction of emotional distress.

     In June, 2001, the Court sustained the Company's demurrer seeking dismissal of the complaints, but granted plaintiffs leave to amend. To the extent amended complaints are filed, defendants, including the Company have notified the Court and the parties that they will again file demurrers seeking dismissal of the complaints.

     Wright Medical Technology, Inc. v. Osteotech, Inc.

     In June, 2001, the Company received a complaint filed in an action in the United States District Court for New Jersey, which alleges against the Company claims for false advertising, and tortious interference with business relations and prospective business advantage relating to certain statements allegedly made by the Company regarding a FDA Warning Letter received by the plaintiff with respect to a tissue product marketed by the plaintiff. In addition to injunctive relief, plaintiff seeks monetary damages in an unspecified amount. On June 15, 2001, the court granted plaintiffs a temporary restraining order against the Company. On June 20, 2001, the Company obtained a stay of that order from the United States Court of Appeals for the Third Circuit, pending an appeal of that order. On June 29, 2001, the District Court issued an order granting plaintiffs' motion for a preliminary injunction, and amended the order on July 2, 2001, enjoining the Company from making the accused statements and requiring the Company to issue a clarification of such statements. This order is also the subject of an appeal in the Third Circuit Court of Appeals. The Company denies any and all liability.

     Younger v. Hayes Medical Center, Inc.

     In April, 2001, the Company was served in an action brought in the Twentieth Judicial District Court in Ellis County, Kansas against Hays Medical Center, Inc., the Musculoskeletal Transplant Foundation, Metropath, Inc. and the Company. With respect to the Company, the suit alleges a cause of action for negligence in connection with allegedly defective allograft bone tissue provided by defendants and allegedly implanted in plaintiff during a surgical procedure. Plaintiff seeks monetary damages in excess of $75,000. In May, 2001, the Company answered the complaint denying any and all liability. Discovery in this action has commenced.

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

4.   Commitments and Contingencies (continued)

     The foregoing is a description of material developments that occurred during the quarter ended June 30, 2001 in lawsuits reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and the filing of a new lawsuit involving the Company which was not previously reported. Additionally, the Company is party to other litigation incidental to its business, none of which, individually or in the aggregate, are expected to have a material adverse effect on the Company.

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

5.   Net Income (Loss) Per Share

     The following table sets forth the computation of basic and diluted earnings (loss) per share for the three-month and six-month periods ended June 30, 2001 and 2000:

                                                     Three Months Ended         Six Months Ended
                                                           June 30,                 June 30,
                                                ------------------------------------------------------
(dollars in thousands
 except per share data)                                 2001          2000         2001          2000
------------------------------------------------------------------------------------------------------
Net income (loss) available to
 common Shareholders                             $    (2,130)  $     2,524  $    (2,437)  $     4,493
======================================================================================================

Denominator for basic net
 income (loss) per share:
    Weighted average common
    shares outstanding                            14,011,886    14,089,366   14,006,241    14,148,189

Effect of dilutive securities:
    Stock options                                                  238,272                    329,521
    Warrants                                                            94                        218
                                                 ----------------------------------------------------
Denominator for diluted net
 income (loss) per share                          14,011,886    14,327,732   14,006,241    14,477,928
======================================================================================================

    Basic earnings (loss)
    per share                                    $      (.15)  $       .18  $      (.17)  $       .32
======================================================================================================

    Diluted earnings (loss)
    per share                                    $      (.15)  $       .18  $      (.17)  $       .31
======================================================================================================

     In 2001, common equivalent shares, consisting solely of stock options, are excluded from the calculation of diluted net loss per share as their effects are antidilutive.

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

6.   Operating Segments

     Summarized in the table below is financial information for our reportable segments for the three-month and six-month periods ending June 30, 2001 and 2000:

                                    Three Months Ended       Six Months Ended
                                         June 30,                June 20,
                                ------------------------------------------------
(dollars in thousands)                 2001        2000        2001        2000
--------------------------------------------------------------------------------
Revenues:
  Grafton(R)DBM Segment            $  9,926    $ 12,190    $ 20,946    $ 22,294
  Base Tissue Segment                 7,998       7,288      13,584      14,599
  Other                               1,657       1,141       3,004       2,372
--------------------------------------------------------------------------------
  Consolidated                     $ 19,581    $ 20,619    $ 37,534    $ 39,265
================================================================================
Operating income (loss):
  Grafton(R)DBM Segment            $    450    $  3,324    $  2,638    $  5,952
  Base Tissue Segment                (1,586)      1,563      (3,042)      2,962
  Other                              (2,274)     (1,047)     (3,438)     (1,881)
--------------------------------------------------------------------------------
  Consolidated                     $ (3,410)   $  3,840    $ (3,842)   $  7,033
================================================================================

7.   Second Quarter Charges

     In June 2001, the Company recorded charges of $1,845,000 ($1,107,000, net of tax, or $.08 diluted net loss per share) of which $655,000 has been recorded as cost of product and $1,190,000 has been recorded as marketing, selling, general and administrative expense. Such charges were primarily to establish reserves associated with excess inventory and instrumentation associated with spinal implant systems.

8.   Reclassifications

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

FOR THE THREE MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

Results of Operations

Net Income (Loss)

We incurred a consolidated net loss in the second quarter 2001 of $2,130,000 or $.15 diluted net loss per share as compared to consolidated net income of $2,524,000 or $.18 diluted net income per share in the second quarter 2000. The second quarter 2001 included charges of $1,107,000, net of tax, or $.08 diluted loss per share, primarily to establish reserves for excess inventory and instrumentation associated with spinal implant systems. Consolidated net loss in the six months ended June 30, 2001 was $2,437,000 or $.17 diluted net loss per share as compared to consolidated net income of $4,493,000 or $.31 diluted net income per share in the six months ended June 30, 2000. The three and six months ended June 30, 2000 included $150,000 and $300,000 or $.01 and $.02 diluted net income per share, respectively, or $250,000 and $500,000 before provision for taxes, respectively, related to the settlement with DePuy Acromed, Inc. (DePuy) in connection with the GenSci patent litigation, however, 2001 does not include any income from the patent litigation settlement because the last required payment was made by DePuy in December, 2000.

The following is a discussion of factors affecting results of operations for the three-month and six-month periods ended June 30, 2001 and 2000.

Net Revenues

Consolidated   net  revenues  in  the  second   quarter  2001  decreased  5%  to
$19,581,000, from $20,619,000 in the second quarter 2000 and decreased 4% to $37,534,000 in the six months ended June 30, 2001 from $39,265,000 in the six months ended June 30, 2000. Domestic revenues decreased 5% in the second quarter 2001 to $18,185,000 from $19,187,000 in the second quarter 2000 and decreased 6% to $34,527,000 in the six months ended June 30, 2001 from $36,718,000 in the six months ended June 30, 2000. Foreign-based revenues decreased 3% in the second quarter to $1,396,000 compared to $1,432,000 in the second quarter 2000 and increased 18% to $3,007,000 in the six months ended June 30, 2001 compared to $2,547,000 in the six months ended June 30, 2000. The decrease in foreign-based revenues in the quarter resulted primarily from a decline in Grafton(R) DBM unit sales in the quarter compared to the prior year. The increase in foreign-based revenues in the six months ended June 30, 2001 resulted primarily from a full six months of Grafton(R) DBM unit volume which was not launched in Europe until

March, 2000 and increased sales of ceramic products. Additionally, foreign-based revenues were adversely affected by the strength of the U.S. dollar compared to the Dutch Guilder and French Franc resulting in a 6% reduction of foreign-based revenues in the second quarter and six months ended June 30, 2001 versus the corresponding period in the prior year.

Grafton(R) Demineralized Bone Matrix (DBM) Segment, or Grafton(R) DBM Segment, revenues decreased 19% to $9,926,000 in the second quarter 2001 from $12,190,000 in the second quarter 2000 and decreased 6% to $20,946,000, which includes $1,000,000 of revenue which was recognized in the first quarter of 2001 and deferred from the fourth quarter of 2000 in accordance with Generally Accepted Accounting Principles, or GAAP, and SEC Staff Accounting Bulletin 101, in the six months ended June 30, 2001 from $22,294,000 in the six months ended June 30, 2000. The revenue decrease in the second quarter was primarily impacted by one of our clients liquidating a portion of its on-hand inventory and not replacing that inventory in the quarter. Domestically, our clients' shipments of Grafton(R) DBM to hospital/end users in the three months and six months ended June 30, 2001 were $14,348,000 and $28,975,000, a decline of about 5% and 3%, respectively, versus the prior year. Growth of our Grafton(R) DBM tissue forms has been negatively affected by increasing competition as more companies have developed tissue forms with characteristics similar to Grafton(R) DBM. Although we expect that this competition will continue in the future, we expect demand for our Grafton(R) DBM tissue forms to grow as we continue to expand into Europe and as we sell such tissue forms domestically in conjunction with our bio-implant tissue forms and metal implants.

Base Allograft Tissue Segment, or Base Tissue Segment, revenues increased 10% in the second quarter 2001 to $7,998,000 from $7,288,000 in the second quarter 2000 and decreased 7% to $13,584,000 in the six months ended June 30, 2001 from $14,599,000 in the six months ended June 30, 2000. The increased revenues in the second quarter is primarily associated with a 316% increase in bio-implant revenues and a 72% increase in OsteoPure(TM) Femoral head processing revenue, which were partially offset by a 32% decrease in base tissue processing revenues resulting from a 34% decline in the number of donors processed for our clients. In the six months ended June 30, 2001, base tissue processing revenue declined 39% due to a 43% decrease in the number of donors processed for our clients, partially offset by a 334% increase in bio-implant revenues and a 44% increase in OsteoPure(TM) Femoral head processing revenue.

Other revenues increased $516,000 and $632,000 in the three months and six months ended June 30, 2001, respectively, as compared to the corresponding periods in the prior year. The increases relate primarily to increased volume in spinal metal implant systems and ceramic products.

During the second quarter and six months ended June 30, 2001, two of our clients in the Grafton(R) DBM and Base Tissue Segments accounted for 35% and 39%, and 39% and 42% of revenues, respectively.

Gross Profit

Gross profit as a percentage of net revenues was 55% and 57% in the second quarter and six months ended June 30, 2001, respectively, as compared to 67% in both periods of 2000. The decrease results from the underabsorption of costs related to increased capacity, costs related to new processing technologies, a decline in the number of donors processed and released to clients, and allograft bone tissue forms that have not yet achieved revenue levels sufficient to fully absorb processing costs. In addition, in June 2001, we established reserves of $655,000 for excess implant inventories.

Marketing, Selling, General and Administrative

Marketing, selling, general and administrative expenses increased 51% to $13,006,000 in the second quarter 2001 compared to $8,600,000 in the same period last year and increased 37% to $22,919,000 in the six months ended June 30, 2001 compared to $16,732,000 in the six months ended June 30, 2000. These increases were primarily attributable to a second quarter reserve of $1,190,000 for excess instrument sets associated with spinal implant systems, $779,000 and $1,243,000 expended on activities related to securing additional sources of donated allograft tissue in the three and six months ended June 30, 2001, respectively, increased legal fees in connection with various lawsuits to which we are a party and increased costs associated with marketing, selling and promotional activities associated with Grafton(R) DBM and the continuing launch of new bio-implant tissue forms.

Research and Development

Research and development expenses decreased 30% to $1,180,000 in the second quarter 2001 compared to $1,687,000 in the second quarter 2000 and decreased 25% to $2,288,000 in the six months ended June 30, 2001 compared to $3,047,000 in the same period last year due to decreased spending related primarily to the completion of development of new bio-implant tissue forms which are currently in launch mode and on new processing technology and packaging.

Operating Income (Loss)

We incurred consolidated operating losses of $3,410,000 and $3,842,000 in the second quarter and six months ended June 30, 2001, respectively, compared to consolidated operating income of $3,840,000 and $7,033,000 in the same periods in 2000 primarily as a result of decreased operating income in the Grafton(R) DBM Segment and an operating loss in the Base Tissue Segment as well as reserves for excess inventory and instrumentation associated with spinal implant systems and reserves for loans to the American Tissue Services Foundation, or ATSF, of $564,000 and $862,000 in the second quarter and six months ended June 30, 2001, respectively. In addition, 2001 does not include any income from the patent litigation settlement because DePuy made the last required payment in December, 2000, while the three and six months ended June 30, 2000 included $250,000 and $500,000 of payments respectively.

Grafton(R) DBM Segment operating income, decreased 86% to $450,000 in the second quarter 2001 compared to $3,324,000 in the same period in 2000 and decreased 56% to $2,638,000 in the six months ended June 30, 2001 compared to $5,952,000 in the same period in 2000. The decrease results primarily from lower gross margins due to underabsorption of cost, increased legal fees, increased costs associated with marketing, selling and promotional activities, and a decrease in patent litigation settlement payments mentioned above.

The Base Tissue Segment incurred an operating loss of $1,586,000 and $3,042,000 in the second quarter and six months ended June 30, 2001, respectively, compared to operating income of $1,563,000 and $2,962,000 in the same periods in 2000. The operating losses resulted from lower gross margins due to the decline in donor processing revenue and the underabsorption of processing costs, increased legal fees, reserves for excess instrument sets and increased costs for marketing, selling and promotional activities, primarily associated with the launch of new bio-implant tissue forms.

Operating losses associated with other revenues increased $1,227,000 to $2,274,000 in the second quarter 2001 and increased $1,557,000 to $3,438,000 for the six months ended June 30, 2001. The increases are primarily attributable to second quarter reserves for excess inventory and instrumentation associated with metal spinal implant systems and reserves for our funding of ATSF.

Income Tax Provision (Benefit)

We provided a benefit for income taxes in the second quarter and the six months ended June 30, 2001 on our domestic losses due to our ability to carryback these losses and recover taxes paid in previous years. No income tax benefit has been recorded for foreign losses during either period, principally as a result of the uncertainty of realization of such future tax benefits.

Liquidity and Capital Resources

At June 30, 2001, we had cash and short-term investments of $9,384,000 compared to $12,858,000 at December 31, 2000. We invest excess cash in U.S. Government-backed securities and investment grade commercial paper of major U.S. corporations. Working capital decreased $4,884,000 to $24,239,000 at June 30, 2001 compared to $29,123,000 at December 31, 2000. The decrease in working capital results principally from the utilization of cash and short-term investments to partially fund capital expenditures and increased requirements for principal payments under our credit facility.

Net cash provided by operating activities decreased to $868,000 in the six months ended June 30, 2001 compared to $8,339,000 in the same period of 2000. The decrease resulted primarily from decreases in net income.

Cash used in investing activities decreased to $5,952,000 in the six months ended June 30, 2001 from $12,968,000 in the same period of 2000. The decrease results principally from a decline in capital expenditure of $9,024,000 and a decline in net proceeds from the sale of investments of $2,020,000. The reduction in capital expenditures is primarily due to reduced spending on the construction of our new processing facility which is nearing completion. In the fourth quarter of 1998, we commenced construction of a new processing facility in Eatontown, New Jersey. The estimated aggregate cost for the construction of the building, including furniture, fixtures and equipment is approximately $37,000,000. A portion of the aggregate construction costs have been funded through a $4,500,000 building mortgage loan and a $17,000,000 equipment line of credit. The remaining balance has been and will be funded through available cash reserves or anticipated cash flow from operations. Through June 30, 2001, we have incurred $35,996,000 of capital expenditures, including capitalized interest of $1,489,000, related to the new processing facility.

Net cash provided by financing activities increased to $1,551,000 in the six months ended June 30, 2001 from net cash used of $379,000 in the corresponding period in the prior year. In the prior year, we used $3,121,000 of cash to repurchase common stock.

We have a credit facility with a U.S. bank, that includes a $5,000,000 revolving line of credit, a $4,500,000 building mortgage loan, and a $17,000,000 equipment line of credit. At June 30, 2001, there were no borrowings under the revolving line of credit, $4,466,000 was outstanding under the building mortgage loan and $17,000,000 was outstanding under the equipment line of credit. We have a line of credit with a Dutch bank, which provides for borrowings of up to 3,000,000 Dutch Guilders ("dfl"), or approximately $1,158,000 at the June 30, 2001 exchange rate. At June 30, 2001, there were no borrowings under this line of credit.

We are currently a party to two distribution agreements that require us to make minimum purchases over the next two years in an aggregate amount of $9,000,000. Through June 30, 2001, we had purchased $4,035,000 pursuant to these agreements. In addition, we have agreed to loan ATSF up to $1,500,000. Through June 30, 2001, we have loaned ATSF $1,070,000.

In the six months ended June 30, 2001, we experienced a decrease in available cash and cash equivalents due to our continued investment in our business. We expect to continue to make investments in our business over the next two quarters which will further deplete our available cash balances. We believe that our available cash and cash equivalents, short-term investments and available lines of credit, together with anticipated future cash flow from operations, will be sufficient to meet our cash needs for the remainder of the current fiscal year. We anticipate we may need to seek additional funds through equity or debt financing to fund the future growth and operations of the Company beyond the current fiscal year. Towards this end, we are currently exploring possible financing options. However, there can be no assurances that such additional funds will be available, or if available, that such funds will be available on favorable terms.

Impact of Inflation and Foreign Currency Exchange Fluctuations

Results of operations for the periods discussed above have not been materially affected by inflation or foreign currency fluctuations.

Litigation

Osteotech, Inc. is involved in various legal proceedings involving product liability, patent infringement and other claims. For a discussion of these matters see, Note 4 of "Notes to Condensed Consolidated Financial Statements",
PART II., ITEM 1. LEGAL PROCEEDINGS and our Annual Report on Form 10-K for the year ended December 31, 2000. It is possible that our results of operations or liquidity and capital resources could be adversely affected by the ultimate outcome of the pending litigation or as a result of the costs of contesting such lawsuits.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following is a description of material developments that occurred during the quarter ended June 30, 2001 in lawsuits reported in our Annual Report on Form 10-K for the year ended December 31, 2000 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and the filing of a new lawsuit involving us which was not previously reported. Additionally, we are a party to other litigation incidental to our business, none of which, individually or in the aggregate, are expected to have a material adverse effect.

GenSci Regeneration Laboratories, Inc. v. Osteotech, Inc.; Osteotech, Inc. v. GenSci Regeneration Sciences, Inc.

In May, 2001, the United States Court of Appeals for the Federal Circuit denied GenSci's petition for writ of mandamus. In its petition, GenSci sought to have the Federal Circuit direct the United States District Court for the Central District of California to vacate its March 22, 2001 order denying GenSci's motion to withdraw its admissions that DynaGraft is osteogenic (osteoinductive), and that DynaGraft contains new bone growth-inducing amounts of demineralized osteogenic bone powder. In denying GenSci's petition, the Court of Appeals held that the District Court did not abuse its discretion in refusing to allow GenSci to withdraw its admissions because GenSci continued to represent to both the Court and the public that it believes the DynaGraft products are osteogenic (osteoinductive).

Musculoskeletal Transplant Foundation v. Osteotech, Inc.

In October 2000, plaintiffs Musculoskeletal Transplant Foundation ("MTF") and Synthes Spine Company, L.P. ("Synthes") commenced an action against us in the United States District Court for the District of New Jersey. Plaintiffs seek a declaratory judgment that their manufacture, use, sale and/or offer for sale of their demineralized bone matrix products, known as DBX(R), does not infringe on the claims of our United States Patent Nos. 5,290,558 (the "'558 Patent") and 5,284,655 (the "'655 Patent"), and that the `558 and `655 Patents are invalid and unenforceable. In addition to declaratory relief, plaintiffs seek injunctive relief.

In June, 2001, we made a motion for an order preliminarily enjoining MTF and Synthes from selling or offering to sell their DBX(R) products. A hearing was held on that motion on July 23, 2001 and a decision is pending. Discovery is otherwise continuing.

Regner v. Inland Eye & Tissue Bank of Redlands; Thacker v. Inland Eye & Tissue Banks

Plaintiffs brought suits against us and fifteen or more other defendants in the Superior Courts for the State of California, San Bernardino County and Los Angeles County. The suits seek class action status and allege causes of action based on a violation of the California business and Professional Code, as well as a number of common law causes of action, including negligence, deceit, and intentional and negligent infliction of emotional distress.

In June, 2001, the Court sustained our demurrer seeking dismissal of the complaints, but granted plaintiffs leave to amend. To the extent amended complaints are filed, defendants, including us, have notified the Court and the parties that they will again file demurrers seeking dismissal of the complaints.

Wright Medical Technology, Inc. v. Osteotech, Inc.

In June, 2001, we received a complaint filed in an action in the United States District Court for New Jersey, which alleges claims for false advertising, and tortious interference with business relations and prospective business advantage relating to certain statements allegedly made by us regarding an FDA Warning Letter received by the plaintiff with respect to a tissue product marketed by the plaintiff. In addition to injunctive relief, plaintiff seeks monetary damages in an unspecified amount. On June 15, 2001, the court granted plaintiffs a temporary restraining order against us. On June 20, 2001, we obtained a stay of that order from the United States Court of Appeals for the Third Circuit, pending an appeal of that order. On June 29, 2001, the District Court issued an order granting plaintiffs' motion for a preliminary injunction, and amended the order on July 2, 2001, enjoining us from making the accused statements and requiring us to issue a clarification of such statements. This order is also the subject of an appeal in the Third Circuit Court of Appeals. We deny any and all liability.

Younger v. Hayes Medical Center, Inc.

In April, 2001, we were served in an action brought in the Twentieth Judicial District Court in Ellis County, Kansas against Hays Medical Center, Inc., the Musculoskeletal Transplant Foundation, Metropath, Inc. and us. With respect to us, the suit alleges a cause of action for negligence in connection with allegedly defective allograft bone tissue provided by defendants and allegedly implanted in plaintiff during a surgical procedure. Plaintiff seeks monetary damages in excess of $75,000. In May 2001, we answered the complaint denying any and all liability. Discovery in this action has commenced.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  An annual meeting of stockholders was held on June 14, 2001.

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

(c) The matters voted upon at the annual meeting and the results of the voting are set forth below:

          i) With respect to the election of Directors of Osteotech, the persons named below received the following number of votes:

                                 Director              For           Withheld
               ----------------------------------------------------------------
               Arthur A. Alfaro                     11,872,734       1,476,709
               Richard W. Bauer                     11,871,250       1,478,193
               Kenneth P. Fallon, III               13,153,143         196,300
               Michael J. Jeffries                  11,887,883       1,461,560
               Donald D. Johnston                   13,136,793         212,650
               John Phillip Kostuik, M.D.           13,151,343         198,100
               Stephen J. Sogin, Ph.D.              13,134,358         215,085

          ii) With respect to a proposal to ratify the appointment of PricewaterhouseCoopers LLP as Osteotech's independent auditors for the fiscal year ending December 31, 2001, the stockholders voted 13,315,836 shares in favor, 19,447 against and 13,210 abstained. Broker non-votes were not applicable. This proposal received the vote required by Delaware General Corporation Law and the Company's by-laws for approval (i.e. affirmative vote of a majority of the shares of common stock present at the meeting and entitled to vote on the proposal).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit                                                     Page
Number            Description                              Number
------            -----------                              ------
                     None

(b)  Reports on Form 8-K

On May 22, 2001, we filed with the Commission a Current Report on Form 8-K to announce that the United States Court of Appeals for the Federal Circuit has denied GenSci's petition for writ of mandamus.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Osteotech, Inc.
                                           ------------------------------
                                                   (Registrant)

Date: August 10, 2001             By:      /S/ Richard W. Bauer
                                           ------------------------------
                                           Richard W. Bauer
                                           Chief Executive Officer

Date: August 10, 2001             By:      /S/ Michael J. Jeffries
                                           ------------------------------
                                           Michael J. Jeffries
                                           Executive Vice President
                                           Chief Financial Officer