Form 10-Q
period 2001-09-30
OSTEOTECH INC
filed 2001-11-14
CIK 874734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


     (Mark One)

     [x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended September 30, 2001

                                       or

     [ ]  Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
     Exchange Act of 1934 For the Transition Period from            to
                                                         -----------  ----------

     Commission File Number 0-19278

                                 OSTEOTECH, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                  13-3357370
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                  Identification No.)

        51 James Way, Eatontown, New Jersey                    07724
      (Address of principal executive offices)              (Zip Code)

                                 (732) 542-2800
              (Registrant's telephone number, including area code)

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
     Yes X      No
         ----      ----


                      Applicable Only to Corporate Issuers

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     Common Stock, $.01 par value - 14,077,353 shares as of October 31, 2001.

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements




                        OSTEOTECH, INC. AND Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (dollars in thousands)

                                                                                        September 30,           December 31,
                                                                                            2001                    2000
----------------------------------------------------------------------------------------------------------------------------
ASSETS
----------------------------------------------------------------------------------------------------------------------------
     Current assets:
       Cash and cash equivalents                                                            $   4,689              $  10,923
       Short-term investments                                                                   1,974                  1,935
       Accounts receivable, net                                                                17,799                 13,503
       Inventories                                                                              7,440                  3,584
       Deferred processing costs                                                                8,555                  5,914
       Prepaid expenses and other current assets                                                1,757                  4,710
                                                                                            --------------------------------
             Total current assets                                                              42,214                 40,569

     Property, plant and equipment, net                                                        59,881                 58,290
     Excess of cost over net assets of business acquired,
       net of accumulated amortization of $2,765 in 2001
       and $2,477 in 2000                                                                       3,006                  3,294
     Other assets                                                                               2,198                  2,285
----------------------------------------------------------------------------------------------------------------------------
             Total assets                                                                   $ 107,299              $ 104,438
============================================================================================================================

     LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------------------
     Current liabilities:
       Accounts payable and accrued liabilities                                             $  11,761              $   8,235
       Current maturities of long-term debt                                                     2,529                    101
                                                                                            --------------------------------
             Total current liabilities                                                         14,290                  8,336

     Long-term debt                                                                            18,912                 19,930
     Other liabilities                                                                          4,177                  4,321
----------------------------------------------------------------------------------------------------------------------------
             Total liabilities                                                                 37,379                 32,587
----------------------------------------------------------------------------------------------------------------------------

     Commitments and contingencies

     Stockholders' equity:
          Preferred stock, $.01 par value; 5,676,595 shares
              authorized; no shares issued or outstanding
          Common stock, $.01 par value; 70,000,000 shares
              authorized; issued and outstanding 14,077,353
              shares in 2001 and 13,989,307 shares in 2000                                        139                    138
          Additional paid-in capital                                                           46,965                 46,577
          Accumulated other comprehensive loss                                                   (612)                  (497)
          Retained earnings                                                                    23,428                 25,633
----------------------------------------------------------------------------------------------------------------------------
             Total stockholders' equity                                                        69,920                 71,851
----------------------------------------------------------------------------------------------------------------------------
             Total liabilities and stockholders' equity                                     $ 107,299              $ 104,438
============================================================================================================================


   The accompanying notes are an integral part of these consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF 0PERATIONS
                                   (unaudited)
                 (dollars in thousands, except per share data)



                                                                        Three Months                          Nine Months
                                                                     Ended September 30,                  Ended September 30,
                                                             -----------------------------------   ---------------------------
                                                                       2001              2000           2001            2000
-------------------------------------------------------------------------------------------------------------------------------
Net revenues:
       Service                                                       $    18,349    $    17,268    $     53,569     $    54,799
       Product                                                             1,278            648           3,592           2,382
                                                                     -----------    -----------    ------------     -----------
                                                                          19,627         17,916          57,161          57,181

     Cost of services                                                      7,341          6,132          21,289          17,934
     Cost of products                                                        710            864           2,931           2,015
                                                                     -----------    -----------    ------------     -----------
                                                                           8,051          6,996          24,220          19,949
                                                                     -----------    -----------    ------------     -----------

     Gross profit                                                         11,576         10,920          32,941          37,232

     Marketing, selling, general and
       administrative                                                      9,909          9,228          32,828          25,960
     Research and development                                              1,182          1,427           3,470           4,474
                                                                     -----------    -----------    ------------     -----------
                                                                          11,091         10,655          36,298          30,434
                                                                     -----------    -----------    ------------     -----------

     Income from litigation settlement                                                      250                             750
                                                                     -----------    -----------    ------------     -----------

     Operating income (loss)                                                 485            515          (3,357)          7,548

     Interest and other income, net                                          100            290             365             875
                                                                     -----------    -----------    ------------     -----------

     Income (loss) before income taxes                                       585            805          (2,992)          8,423

     Income tax provision (benefit)                                          353            574            (787)          3,699

-------------------------------------------------------------------------------------------------------------------------------
     Net income (loss)                                               $       232    $       231    $     (2,205)    $     4,724
===============================================================================================================================
     Net income (loss) per share:
          Basic                                                      $       .02    $       .02    $       (.16)    $       .34
          Diluted                                                    $       .02    $       .02    $       (.16)    $       .33
-------------------------------------------------------------------------------------------------------------------------------
     Shares used in computing net income (loss) per share:
          Basic                                                       14,045,427     13,960,228      14,023,012      14,085,310
          Diluted                                                     14,142,122     14,249,133      14,023,012      14,403,949


     See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)



   Nine Months Ended September 30,                                                                    2001             2000
   ---------------------------------------------------------------------------------------------------------------------------
   Cash Flow From Operating Activities
        Net income (loss)                                                                         $ (2,205)           $  4,724
        Adjustments to reconcile net income (loss) to net cash
           provided by (used in) operating activities:
              Depreciation and amortization                                                          3,277               3,137
              Other non-cash charges                                                                 1,875                  46
              Changes in current assets and liabilities:
                    Accounts receivable                                                             (4,522)              2,388
                    Inventories                                                                     (4,344)                528
                    Deferred processing costs                                                       (2,780)               (415)
                    Prepaid expenses and other current assets                                        2,941               2,650
                    Accounts payable and other liabilities                                           4,279              (3,820)
   ---------------------------------------------------------------------------------------------------------------------------
     Net cash (used in) provided by operating activities                                            (1,479)              9,238

     Cash Flow From Investing Activities
        Capital expenditures                                                                        (7,979)            (20,509)
        Proceeds from sale of land                                                                   1,500
        Purchases of investments                                                                    (3,925)             (3,877)
        Proceeds from sale of investments                                                            3,886               5,888
        Increase in other assets                                                                       (75)               (540)
   ---------------------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                                                          (6,593)            (19,038)

     Cash Flow From Financing Activities
        Proceeds from issuance of common stock                                                         387                 608
        Repurchase of common stock                                                                                      (3,121)
        Proceeds from long-term debt                                                                 1,468               8,660
        Principal payments on long-term debt                                                          (188)
        Increase (decrease) in other liabilities                                                        79                (261)
   ---------------------------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities                                                       1,746               5,886

     Effect of exchange rate changes on cash                                                            92                   1
   ---------------------------------------------------------------------------------------------------------------------------

     Net decrease in cash and cash equivalents                                                      (6,234)             (3,913)
     Cash and cash equivalents at beginning of period                                               10,923              16,770
   ---------------------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents at end of period                                                   $  4,689            $ 12,857
   ---------------------------------------------------------------------------------------------------------------------------

     Supplementary cash flow data:
        Cash paid during the period for interest, excluding
           amounts capitalized                                                                    $     97            $    494
        Cash paid during the period for taxes                                                          962               1,882


     See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)


1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals and certain non-cash charges in the nine month period ended September 30, 2001) considered necessary by management to present fairly the consolidated financial position as of September 30, 2001, the consolidated results of operations for the three-month and nine-month periods ended September 30, 2001 and 2000 and the consolidated cash flows for the nine months ended September 30, 2001 and 2000. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The December 31, 2000 financial information has been derived from the audited financial statements for the year ended December 31, 2000. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000 which were included as part of Osteotech Inc.'s (the "Company") Annual Report on Form 10-K.


2.   Inventories

     Inventories, net of reserves, consist of the following:

                                                     September 30,  December 31,
     (dollars in thousands)                              2001           2000
     ---------------------------------------------------------------------------
     Supplies                                              $  281         $  202
     Raw materials                                            788            891
     Finished goods                                         6,371          2,491
     ---------------------------------------------------------------------------
                                                           $7,440         $3,584
     ===========================================================================

     As of September 30, 2001 and December 31, 2000, the Company had reserves for excess and obsolete finished goods inventories of $1,766,000 and $1,021,000 respectively.


3.   Deferred Processing Costs

     Deferred processing costs consist of the following:


                                                     September 30,  December 31,
     (dollars in thousands)                              2001           2000
     ---------------------------------------------------------------------------
     Processed tissue to be distributed                    $3,969         $  424
      by the Company
     Processed tissue held for clients                      1,160          2,841
     Tissue in process                                      3,285          2,646
     Other                                                    141              3
     ---------------------------------------------------------------------------
                                                           $8,555         $5,914
     ===========================================================================

                        OSTEOTECH, INC. AND Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)


4.   Comprehensive Income

     Comprehensive income for the three-month and nine-month periods ended September 30, 2001 and 2000:


                                                                          Three months ended               Nine months ended
                                                                             September 30,                   September 30,
                                                                 -------------------------------------------------------------
     (dollars in thousands)                                                 2001           2000           2001          2000
     -------------------------------------------------------------------------------------------------------------------------
     Net income (loss)                                                      $ 232          $ 231          $(2,205)     $ 4,724

     Currency translation adjustments

                                                                              319            (77)            (115)        (203)
     -------------------------------------------------------------------------------------------------------------------------

     Comprehensive income (loss)                                            $ 551          $ 154          $(2,320)     $ 4,521
     =========================================================================================================================



5.   Loan Receivable

     In February, 2001, the Company entered into a Loan Agreement with the American Tissue Services Foundation ("ATSF") which expires on December 31, 2010. Pursuant to the Loan Agreement, loans made by the Company mature five
     (5) years from the date each loan is made and bear interest at a rate per annum equal to the five year Treasury Bill rate plus one percent (1%). Interest is payable on a quarterly basis. As of September 30, 2001, the Company had loaned ATSF an aggregate of $1,510,000 at an average interest rate of 5.78%.

     The funds loaned to ATSF are being utilized by ATSF to fund its operations. In accordance with Generally Accepted Accounting Principles, the Company is providing a reserve against these loans equivalent to the accumulated operating losses of ATSF until such time that ATSF is able to generate positive cash flow from operations. For the nine months ended September 30, 2001, the Company has provided reserves totaling $1,374,000 ($512,000 for the three months ended September 30, 2001) against these loans, which charge is included in marketing, selling, general and administrative expenses. The Company expects that it will loan additional funds to ATSF throughout the remainder of the fiscal year and expects to record additional reserves against these loans.


6.   Commitments and Contingencies

     Litigation

     GenSci Regeneration Laboratories,  Inc. v. Osteotech, Inc.; Osteotech, Inc.
     v. GenSci Regeneration Sciences, Inc.

     On October 31, 2001, the trial commenced in the United States District Court for the Central District of California.

     Musculoskeletal Transplant Foundation v. Osteotech, Inc.

     In June, 2001, the Company made a motion for an order preliminarily enjoining MTF and Synthes from selling or offering to sell their DBX(R) products. On September 18, 2001, the Court denied that motion. Discovery is otherwise continuing in this case.

                        OSTEOTECH, INC. AND Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)



6.   Commitments and Contingencies (continued)

     Regner v. Inland Eye & Tissue Bank of Redlands; Thacker v. Inland Eye & Tissue Banks

     In June, 2001, the Court sustained the Company's demurrer seeking dismissal of the complaints, but granted plaintiffs leave to amend the complaint, which they did. Defendants, including the Company, filed a demurrer seeking dismissal of both amended complaints. On October 1, 2001, the Court granted defendants', including the Company, demurrers for all but one of the claims in the Regner action, which is plaintiffs' California Business and Professional Code claim. Further, the Court has again permitted plaintiffs to amend their complaint. No ruling was made on the demurrers filed in the Thacker action and plaintiffs have commenced limited discovery.

     Wright Medical Technology, Inc. v. Osteotech, Inc.

     On October 22, 2001, the Company received an amended complaint in this action, wherein plaintiffs named as additional defendants unidentified "Roe" parties and alleged further misconduct on the part of the Company giving rise to the claims described therein. The Company denies any and all liability.

     The foregoing is a description of material developments that occurred during the quarter ended September 30, 2001 in lawsuits reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001. Additionally, the Company is party to other litigation incidental to its business, none of which, individually or in the aggregate, are expected to have a material adverse effect on the Company.

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


7.   Net Income (Loss) Per Share

     The following table sets forth the computation of basic and diluted earnings (loss) per share for the three-month and nine-month periods ended September 30, 2001 and 2000:

                        OSTEOTECH, INC. AND Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)


7.   Net Income (Loss) Per Share (continued)

                                                                              Three Months Ended          Nine Months Ended
                                                                                 September 30,              September 30,
                                                                        -------------------------------------------------------
     (dollars in thousands
      except per share data)                                                2001          2000           2001           2000
     --------------------------------------------------------------------------------------------------------------------------
     Net income (loss) available to
      common shareholders                                               $       232   $       231   $     (2,205)   $     4,724
     --------------------------------------------------------------------------------------------------------------------------

     Denominator for basic net income (loss) per share:
         Weighted average common
         shares outstanding                                              14,045,427    13,960,228     14,023,012     14,085,310

     Effect of dilutive securities:
         Stock options                                                       96,695       288,905                       318,494
         Warrants                                                                                                           145
     --------------------------------------------------------------------------------------------------------------------------
     Denominator for diluted net income (loss)
     per share                                                           14,142,122    14,249,133     14,023,012     14,403,949
     --------------------------------------------------------------------------------------------------------------------------

         Basic earnings (loss)
         per share                                                      $       .02   $       .02   $       (.16)   $       .34
     --------------------------------------------------------------------------------------------------------------------------

         Diluted earnings (loss)
         per share                                                      $       .02   $       .02   $       (.16)   $       .33
     --------------------------------------------------------------------------------------------------------------------------


     In the nine months ended September 30, 2001, common equivalent shares, consisting solely of stock options, are excluded from the calculation of diluted net loss per share as their effects are antidilutive.


8.   Operating Segments

     Summarized in the table below is financial information for our reportable segments for the three-month and nine-month periods ending September 30, 2001 and 2000:


                                                                      Three Months Ended                Nine Months Ended
                                                                         September 30,                    September 20,
                                                        ----------------------------------------------------------------------
     (dollars in thousands)                                            2001             2000              2001           2000
     ------------------------------------------------------------------------------------------------------------------------
     Revenues:
       Grafton(R)DBM Segment                                          $ 11,012        $ 11,120        $ 31,958        $ 33,433
       Base Tissue Segment                                               6,945           5,872          20,529          20,471
       Other                                                             1,670             924           4,674           3,277
     ------------------------------------------------------------------------------------------------------------------------
       Consolidated                                                   $ 19,627        $ 17,916        $ 57,161        $ 57,181
     =========================================================================================================================
     Operating income (loss):
       Grafton(R)DBM Segment                                          $  2,033        $  2,219        $  4,672        $  8,110
       Base Tissue Segment                                                (628)           (415)         (3,670)          2,547
       Other                                                              (920)         (1,289)         (4,359)         (3,109)
     ------------------------------------------------------------------------------------------------------------------------
       Consolidated                                                   $    485        $    515        $ (3,357)       $  7,548
     =========================================================================================================================


                        OSTEOTECH, INC. AND Subsidiaries
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)



9.   Non Cash Charges

     In June, 2001, the Company recorded charges of $1,845,000 ($1,107,000, net of tax, or $.08 diluted net loss per share) of which $655,000 has been recorded as cost of product and $1,190,000 has been recorded as marketing, selling, general and administrative expense. Such charges were primarily to establish provisions for excess inventory and instrumentation associated with spinal implant systems.


10. Reclassifications

     Certain prior year amounts have been reclassified to conform to the 2001 presentation.


11.  New Accounting Pronouncements

     In June, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets". The provisions of SFAS No. 142 indicate that goodwill and indefinite life intangible assets should no longer be amortized but rather be tested for impairment annually. Intangible assets with a finite life shall continue to be amortized over the estimated useful life. The elimination of amortization is to be applied on a prospective basis and prior periods are not to be restated. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

     In June, 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting standards for the recognition and measurement of a liability associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and (or) normal operation of a long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.

     In August, 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The provisions of SFAS No. 144 indicate that long-lived assets should be tested for any impairment and subsequent recoverability and that any impairment loss be recognized in the financial statements. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.

     The Company will adopt these new pronouncements effective January 1, 2002. Under the provisions of SFAS No. 142, beginning in 2002 the Company will no longer amortize goodwill, which will reduce marketing, selling, general and administrative expenses approximately $400,000 annually. The Company is currently evaluating the potential impact, if any, of the other provisions under these new standards.

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

FOR THE THREE MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

Results of Operations

Net Income (Loss)

Consolidated net income in the third quarter 2001 was $232,000 or $.02 diluted net income per share as compared to consolidated net income of $231,000 or $.02 diluted net income per share in the third quarter 2000. We incurred a consolidated net loss in the nine months ended September 30, 2001 of $2,205,000 or $.16 diluted net loss per share as compared to consolidated net income of $4,724,000 or $.33 diluted net income per share in the nine months ended September 30, 2000. The nine months ended September 30, 2001 included charges of $1,107,000, net of tax, or $.08 diluted loss per share, primarily to establish provisions for excess inventory and instrumentation associated with spinal implant systems. The three and nine months ended September 30, 2000 included $150,000 and $450,000 or $.01 and $.03 diluted net income per share, respectively, or $250,000 and $750,000 before provision for taxes, respectively, related to the settlement with DePuy Acromed, Inc. (DePuy) in connection with the GenSci patent litigation. The periods in 2001 do not include any income from the patent litigation settlement because the last required payment was made by DePuy in December, 2000.

The following is a discussion of factors affecting results of operations for the three-month and nine-month periods ended September 30, 2001 and 2000.

Net Revenues

Consolidated net revenues in the third quarter 2001 increased 10% to $19,627,000, from $17,916,000 in the third quarter 2000 and were relatively unchanged at $57,161,000 in the nine months ended September 30, 2001 compared to $57,181,000 in the nine months ended September 30, 2000. Third quarter 2001 consolidated revenues were negatively affected by approximately $500,000 by the events of September 11, since we were limited in our ability to ship processed tissue forms to our clients and end-users for several days following those events. Domestic revenues increased 4% in the third quarter 2001 to $18,031,000 from $17,375,000 in the third quarter 2000 and decreased 3% to $52,558,000 in the nine months ended September 30, 2001 from $54,093,000 in the nine months ended September 30, 2000. The increase in domestic revenues in the third quarter is due to increased unit sales volume in bio-implants and metal implants, partially offset by decreased unit sales volume in Grafton(R) DBM and a decline in base tissue processing revenue as a result of a decline in donors. The decrease in domestic revenues in the nine months resulted from decreased unit sales volume in Grafton(R) DBM and a decline in base tissue processing revenues as a result of a decline in donors, partially offset by increased unit sales volume in bio-implants and metal implants. Foreign-based revenues increased 195% in the third quarter to $1,596,000 compared to $541,000 in the third quarter 2000 and increased 49% to $4,603,000 in the nine months ended September 30, 2001 compared to $3,088,000 in the nine months ended September 30, 2000. The increase in foreign-based revenues resulted from increased sales in all product categories, with the majority of the increase resulting from Grafton(R) DBM unit sales volume. Partially offsetting these increases, foreign-based revenues were adversely affected by the strength of the U.S.

dollar compared to the Dutch Guilder and French Franc resulting in a 4% and 5% reduction of foreign-based revenues in the third quarter and nine months ended September 30, 2001, respectively, versus the corresponding period in the prior year.

Grafton(R) Demineralized Bone Matrix (DBM) Segment, or Grafton(R) DBM Segment, revenues were $11,012,000 in the third quarter 2001 compared to $11,120,000 in the third quarter 2000 and decreased 4% to $31,958,000, in the nine months ended September 30, 2001 from $33,433,000 in the nine months ended September 30, 2000. The revenue decrease in the nine months was impacted primarily by one of our clients liquidating a portion of its on-hand inventory and not replacing that inventory. Growth of our Grafton(R) DBM tissue forms has been negatively affected by increasing competition as more companies have developed tissue forms with characteristics similar to Grafton(R) DBM. Although we expect that this competition will continue in the future, we expect demand for our Grafton(R) DBM tissue forms to grow as we continue to expand into Europe and as we sell such tissue forms domestically in conjunction with our bio-implant tissue forms and metal implants.

Base Allograft Tissue Segment, or Base Tissue Segment, revenues increased 18% in the third quarter 2001 to $6,945,000 from $5,872,000 in the third quarter 2000 and were $20,529,000 in the nine months ended September 30, 2001 compared to $20,471,000 in the nine months ended September 30, 2000. The increased revenues are primarily associated with a 193% increase in bio-implant revenues in the third quarter, and in the nine months ended September 30, 2001 from a 270% increase in bio-implant revenues and a 34% increase in OsteoPure(TM) Femoral head processing revenue. These increases were partially offset by a 17% and 33% decrease in base tissue processing revenues resulting from a 23% and 35% decline in the number of donors processed for our clients in the three months and nine months ended September 30, 2001.

Other revenues increased $746,000 and $1,378,000 in the three months and nine months ended September 30, 2001, respectively, as compared to the corresponding periods in the prior year. The increases relate primarily to increased volume in spinal metal implant systems and ceramic coatings and products.

During the third quarter and nine months ended September 30, 2001, two of our clients in the Grafton(R) DBM and Base Tissue Segments accounted for 39% and 33%, and 39% and 39% of revenues, respectively.

Beginning in the second quarter of 2001, we began to ship directly to and bill the end-user on behalf of our tissue recovery organization clients. Although the increased revenue achieved through this change in business model is not yet a material portion of our consolidated revenue, we expect to see this have a greater impact on our revenues in the future. We expect that this change in business model will have no impact on gross profit dollars or net income, but will negatively impact our gross profit margin percentage.


Gross Profit

Gross profit as a percentage of net revenues was 59% and 58% in the third quarter and nine months ended September 30, 2001, respectively, as compared to 61% and 65% in the corresponding periods of 2000. The decrease results from the aforementioned change in business model, the underabsorption of costs related to increased capacity, costs related to new processing technologies, a decline in the number of donors processed and released to clients, and allograft bone tissue forms that have not yet achieved revenue levels sufficient to fully absorb processing costs. In addition, in June, 2001, we established a provision of $655,000 for excess metal implant inventories.

Marketing, Selling, General and Administrative

Marketing, selling, general and administrative expenses increased 7% to $9,909,000 in the third quarter 2001 compared to $9,228,000 in the same period last year and increased 26% to $32,828,000 in the nine months ended September 30, 2001 compared to $25,960,000 in the nine months ended September 30, 2000. These increases were primarily attributable to activities related to securing additional sources of donated allograft tissue ($671,000 in the three months and $1,914,000 in the nine months ended September 30, 2001), increased legal fees in connection with various lawsuits to which we are a party and increased costs related to marketing, selling and promotional activities associated with Grafton(R) DBM and the new bio-implant tissue forms. Additionally, in June, 2001, we established a provision of $1,190,000 for excess instrument sets associated with spinal implant systems.

Research and Development

Research and development expenses decreased 17% to $1,182,000 in the third quarter 2001 compared to $1,427,000 in the third quarter 2000 and decreased 22% to $3,470,000 in the nine months ended September 30, 2001 compared to $4,474,000 in the same period last year due to decreased spending related primarily to the completion of development of new bio-implant tissue forms which are currently in launch mode and on new processing technology and packaging.

Operating Income (Loss)

Consolidated operating income decreased to $485,000 in the third quarter 2001 from $515,000 in the third quarter 2000 and was a loss of $3,357,000 in the nine months ended September 30, 2001, compared to consolidated operating income of $7,548,000 in the same period in 2000 primarily as a result of decreased operating income in the Grafton(R) DBM Segment, operating losses in the Base Tissue Segment, provisions for excess inventory and instrumentation associated with spinal implant systems and reserves for loans to ATSF of $512,000 and $1,374,000 in the third quarter and nine months ended September 30, 2001, respectively. In addition, 2001 does not include income from the patent litigation settlement because DePuy made the last such payment in December, 2000, while the three and nine months ended September 30, 2000 included $250,000 and $750,000 of such payments, respectively.

Grafton(R) DBM Segment operating income, decreased 8% to $2,033,000 in the third quarter 2001 compared to $2,219,000 in the same period in 2000 and decreased 42% to $4,672,000 in the nine months ended September 30, 2001 compared to $8,110,000 in the same period in 2000. The decrease results primarily from lower gross margins due to underabsorption of cost, increased legal fees, increased costs associated with marketing, selling and promotional activities, and a decrease in patent litigation settlement payments mentioned above.

The Base Tissue Segment incurred operating losses of $628,000 and $3,670,000 in the third quarter and nine months ended September 30, 2001, respectively, compared to an operating loss of $415,000 and operating income of $2,547,000 in the corresponding periods in 2000. The operating losses resulted from lower gross margins due to the decline in donor processing revenue and the underabsorption of processing costs, increased legal fees, reserves for excess instrument sets and increased costs for marketing, selling and promotional activities, primarily associated with the new bio-implant tissue forms.

Operating losses associated with other revenues decreased $369,000 to $920,000 in the third quarter 2001 and increased $1,250,000 to $4,359,000 for the nine months ended September 30, 2001. The increase in the nine months is primarily attributable to second quarter provisions for excess inventory and instrumentation associated with metal spinal implant systems and reserves for our funding of ATSF.

Income Tax Provision (Benefit)

Our effective income tax rate was 60% in the third quarter 2001 compared to 71% in the same period in 2000. The lower effective income tax rate in 2001 is due to a decrease in non-deductible foreign losses. In the nine months ended September 30, 2001, we provided a benefit for income taxes on our domestic losses due to our ability to carryback these losses and recover taxes paid in previous years. No income tax benefit has been recorded for foreign losses during either period, principally as a result of the uncertainty of realization of such future tax benefits.

Liquidity and Capital Resources

At September 30, 2001, we had cash and short-term investments of $6,663,000 compared to $12,858,000 at December 31, 2000. We invest excess cash in U.S. Government-backed securities and investment grade commercial paper of major U.S. corporations. Working capital decreased $4,309,000 to $27,924,000 at September 30, 2001 compared to $32,233,000 at December 31, 2000. The decrease in working capital results principally from the utilization of cash and short-term investments to partially fund capital expenditures and increased requirements for principal payments under our credit facility.

Net cash used in operating activities was $1,479,000 in the nine months ended September 30, 2001 compared to net cash provided by operating activities of $9,238,000 in the same period of 2000. The decrease resulted primarily from decreases in net income and investments in metal inventories and tissue processing costs.

Net cash used in investing activities was $6,593,000 in the nine months ended September 30, 2001 and $19,038,000 in the same period of 2000. The decrease results principally from a decline in capital expenditure of $12,530,000 and a decline in net proceeds from the sale of investments of $2,050,000 offset by proceeds from the sale of land of $1,500,000. The reduction in capital expenditures is primarily due to reduced spending on the construction of our new processing facility which is nearing completion. In the fourth quarter of 1998, we commenced construction of a new processing facility in Eatontown, New Jersey. The estimated aggregate cost for the construction of the building, including furniture, fixtures and equipment is $42,000,000. A portion of the aggregate construction costs have been funded through a $4,500,000 building mortgage loan and a $17,000,000 equipment loan. The remaining balance has been and will be funded through available cash reserves or anticipated cash flow from operations. Through September 30, 2001, we have incurred $38,510,000 of capital expenditures, including capitalized interest of $1,790,000, related to the new processing facility.

Net cash provided by financing activities was $1,746,000 in the nine months ended September 30, 2001 and $5,886,000 in the corresponding period in the prior year. The decrease is primarily due to a decrease of $7,192,000 in proceeds received from long term debt partially offset by $3,121,000 of cash used to repurchase common stock.

We have a credit facility with a U.S. bank, that includes a $5,000,000 revolving line of credit, a $4,500,000 building mortgage loan, and a $17,000,000 equipment loan. At September 30, 2001, there were no borrowings under the revolving line of credit, $4,441,000 was outstanding under the building mortgage loan and $17,000,000 was outstanding under the equipment loan.

We are currently a party to two distribution agreements that require us to make minimum purchases over the next two years in an aggregate amount of $9,000,000. Through September 30, 2001, we had purchased $4,579,000 pursuant to these agreements.

In the nine months ended September 30, 2001, we experienced a decrease in available cash and cash equivalents due to our continued investment in our business. We expect to continue to make investments in our business over the next quarter which may further deplete our available cash balances. We believe that our available cash and cash equivalents, short-term investments and available lines of credit, together with anticipated future cash flow from operations, will be sufficient to meet our cash needs for the remainder of the current fiscal year. We anticipate we may need to seek additional funds through equity or debt financing to fund the future growth of the Company beyond the current fiscal year. Towards this end, we are currently exploring possible financing options. However, there can be no assurances that such additional funds will be available, or if available, that such funds will be available on favorable terms.

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

New Accounting Pronouncements

In June, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets". The provisions of SFAS No. 142 indicate that goodwill and indefinite life intangible assets should no longer be amortized but rather be tested for impairment annually. Intangible assets with a finite life shall continue to be amortized over the estimated useful life. The elimination of amortization is to be applied on a prospective basis and prior periods are not to be restated. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

In June, 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 establishes accounting standards for the recognition and measurement of a liability associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, or development and (or) normal operation of a long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.

In August, 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The provisions of SFAS No. 144 indicate that long-lived assets should be tested for any impairment and subsequent recoverability and that any impairment loss be recognized in the financial statements. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.

We will adopt these new pronouncements effective January 1, 2002. Under the provisions of SFAS No. 142, beginning in 2002, we will no longer amortize goodwill, which will reduce marketing, selling, general and administrative expenses approximately $400,000 annually. We are currently evaluating the potential impact, if any, of the other provisions under these new standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The following is a description of material developments that occurred during the quarter ended September 30, 2001 in lawsuits reported in our Annual Report on Form 10-K for the year ended December 31, 2000 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001. Additionally, we are a party to other litigation incidental to our business, none of which, individually or in the aggregate, are expected to have a material adverse effect.

GenSci Regeneration Laboratories, Inc. v. Osteotech, Inc.; Osteotech, Inc. v. GenSci Regeneration Sciences, Inc.

On October 31, 2001, the trial commenced in the United States District Court for the Central District of California.

Musculoskeletal Transplant Foundation v. Osteotech, Inc.

In June, 2001, we made a motion for an order preliminarily enjoining MTF and Synthes from selling or offering to sell their DBX(R) products. On September 18, 2001, the Court denied that motion. Discovery is otherwise continuing in this case.

Regner v. Inland Eye & Tissue Bank of Redlands; Thacker v. Inland Eye & Tissue Banks

In June, 2001, the Court sustained our demurrer seeking dismissal of the complaints, but granted plaintiffs leave to amend the complaint, which they did. Defendants, including us, filed a demurrer seeking dismissal of both amended complaints. On October 1, 2001, the Court granted defendants', including us, demurrers for all but one of the claims in the Regner action, which is plaintiffs' California Business and Professional Code claim. Further, the Court has again permitted plaintiffs to amend their complaint. No ruling was made on the demurrers filed in the Thacker action and plaintiffs have commenced limited discovery.

Wright Medical Technology, Inc. v. Osteotech, Inc.

On October 22, 2001, we received an amended complaint in this action, wherein plaintiffs named as additional defendants unidentified "Roe" parties and alleged further misconduct on our part giving rise to the claims described therein. We deny any and all liability.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit                                                                Page
Number            Description                                         Number
------            -----------                                         ------
                     None

(b)               Reports on Form 8-K

On July 13, 2001, we filed with the Commission a Current Report on Form 8-K to announce that on June 15, 2001, Wright Medical Technology, Inc., one of our competitors, filed an action against us in Federal Court in New Jersey for alleged false advertising. See Part II. Item 1. Legal Proceedings for more information.

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



                                                    Osteotech, Inc.
                                             ---------------------------------
                                             (Registrant)



Date:     November 14, 2001         By:      /S/Richard W. Bauer
                                             ---------------------------------
                                             Richard W. Bauer
                                             Chief Executive Officer



Date:     November 14, 2001         By:      /S/Michael J. Jeffries
                                             ---------------------------------
                                             Michael J. Jeffries
                                             Executive Vice President
                                             Chief Financial Officer