Form 10-Q
period 2002-03-31
OSTEOTECH INC
filed 2002-04-19
CIK 874734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [x]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the Period Ended March 31, 2002

                                       or

     [ ]      Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 For the Transition Period from ___________ to ____________

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
     Yes   X     No
         -----      -----

                      Applicable Only to Corporate Issuers

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     Common Stock, $.01 par value - 14,140,064 shares as of April 15, 2002.

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements


                        OSTEOTECH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (dollars in thousands)

                                                           March 31,   December 31,
                                                             2002          2001
-----------------------------------------------------------------------------------
ASSETS
-----------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                               $   3,156     $   5,192
  Accounts receivable, net                                   19,248        15,093
  Deferred processing costs                                  10,729        11,165
  Inventories                                                 8,402         8,803
  Deferred income taxes                                       2,002         2,002
  Prepaid expenses and other current assets                   2,314         2,025
                                                          -----------------------
        Total current assets                                 45,851        44,280

Property, plant and equipment, net                           57,685        56,736
Goodwill, net of accumulated amortization of $2,861
  in 2002 and 2001                                            2,910         2,910
Other assets                                                  3,209         3,318
---------------------------------------------------------------------------------
        Total assets                                      $ 109,655     $ 107,244
=================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities                $  20,156     $  17,311
  Current maturities of long-term debt                        2,661         2,530
                                                          -----------------------
        Total current liabilities                            22,817        19,841

Long-term debt                                               17,918        18,683
Other liabilities                                               740           934
---------------------------------------------------------------------------------
        Total liabilities                                    41,475        39,458
---------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares
         authorized; no shares issued or outstanding
     Common stock, $.01 par value; 70,000,000 shares
         authorized; issued and outstanding 14,115,064
         shares in 2002 and 14,098,264 shares in 2001           140           140
     Additional paid-in capital                              47,183        47,076
     Accumulated other comprehensive loss                      (752)         (653)
     Retained earnings                                       21,609        21,223
---------------------------------------------------------------------------------
        Total stockholders' equity                           68,180        67,786
---------------------------------------------------------------------------------
        Total liabilities and stockholders' equity        $ 109,655     $ 107,244
=================================================================================


See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                  (dollars in thousands, except per share data)

Three Months Ended March 31,                                 2002             2001
--------------------------------------------------------------------------------------
Net revenues:
     Service                                             $     20,586     $     16,912
     Product                                                    1,994            1,041
                                                         -----------------------------
                                                               22,580           17,953

Cost of services                                                8,139            6,631
Cost of products                                                1,085              733
                                                         -----------------------------
                                                                9,224            7,364
                                                         -----------------------------

Gross profit                                                   13,356           10,589

Marketing, selling, general and administrative                 11,450            9,913
Research and development                                          965            1,108
                                                         -----------------------------
                                                               12,415           11,021
                                                         -----------------------------

Operating income(loss)                                            941             (432)

Other income (expense):                                            53              194
     Interest income                                             (323)             (34)
     Interest expense                                              11                7
                                                         -----------------------------
     Other                                                       (259)             167
                                                         -----------------------------

Income (loss) before income taxes                                 682             (265)

Income tax provision                                              296               42

--------------------------------------------------------------------------------------
Net income (loss)                                        $        386     $       (307)
======================================================================================
Net income (loss) per share:
      Basic                                              $        .03     $       (.02)
      Diluted                                            $        .03     $       (.02)
--------------------------------------------------------------------------------------
Shares used in computing net income (loss) per share:
      Basic                                                14,099,267       13,989,307
      Diluted                                              14,447,407       13,989,307
======================================================================================

See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)

Three Months Ended March 31,                                  2002         2001
---------------------------------------------------------------------------------
Cash Flow From Operating Activities
   Net income (loss)                                        $    386     $   (307)
   Adjustments to reconcile net income (loss) to
      Net cash provided by operating activities:
         Depreciation and amortization                         1,594        1,212
         Provision for doubtful accounts                          54
         Changes in current assets and liabilities:
               Accounts receivable                            (3,903)       1,472
               Deferred processing fees                          752         (434)
               Inventories                                       256         (324)
               Prepaid expenses and other current assets        (290)      (1,678)
               Accounts payable and other liabilities          2,245        1,709
---------------------------------------------------------------------------------
Net cash provided by operating activities                      1,094        1,650

Cash Flow From Investing Activities
   Capital expenditures                                       (2,512)      (3,614)
   Purchases of investments                                                (1,951)
   Proceeds from sale of investments                                        1,935
   Increase (decrease) in other assets                            39         (200)
---------------------------------------------------------------------------------
Net cash used in investing activities                         (2,473)      (3,830)

Cash Flow From Financing Activities
   Proceeds from issuance of common stock                        107          128
   Proceeds from issuance of long-term debt                                 1,468
   Principal payments on long-term debt                         (634)         (10)
   Decrease in other liabilities                                (135)         (77)
---------------------------------------------------------------------------------
Net cash provided by (used in) financing activities             (662)       1,509

Effect of exchange rate changes on cash                            5            6
---------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                     (2,036)        (665)
Cash and cash equivalents at beginning of period               5,192       10,923
---------------------------------------------------------------------------------
Cash and cash equivalents at end of period                  $  3,156     $ 10,258
=================================================================================

Supplementary cash flow data:
   Cash paid during the period for interest, excluding
      amounts capitalized                                   $    267     $     33
   Cash paid during the period for taxes                          80           67

See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) considered necessary by management to present fairly the consolidated financial position as of March 31, 2002, and the consolidated results of operations and the consolidated cash flows for the three-month periods ended March 31, 2002 and 2001. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The December 31, 2001 financial information has been derived from the audited financial statements for the year ended December 31, 2001. The condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001 which were included as part of Osteotech's Annual Report on Form 10-K.

2.   Recent Accounting Pronouncements

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets". Pursuant to the provisions of SFAS No. 142, beginning in 2002 the Company is no longer amortizing goodwill. Amortization of goodwill was $96,000 for the three months ended March 31, 2001. In addition, the Company is currently in the process of evaluating the potential impairment, if any, of goodwill pursuant to the terms of SFAS No.
     142. SFAS No. 142 requires that this process be completed by the end of the Company's second fiscal quarter. Adoption of SFAS No. 144 had no impact on the Company.

3.   Deferred Processing Costs

     Deferred processing costs consist of the following:

                                                     March 31,    December 31,
     (in thousands)                                     2002          2001
     -------------------------------------------------------------------------

     Unprocessed donor tissue to be distributed
        by the Company                                $   928       $   492
     Tissue in process                                  1,976         2,936
     Implantable donor tissue to be distributed
        by the Company                                  5,804         5,359
     Implantable donor tissue held for clients          2,021         2,378
     ----------------------------------------------------------------------
                                                      $10,729       $11,165
     ======================================================================

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

4.   Inventories

     Inventories consist of the following:

                                              March 31,     December 31,
     (in thousands)                             2002            2001
     -------------------------------------------------------------------

     Supplies                                  $  227          $  245
     Raw materials                                724             784
     Finished goods                             7,451           7,774
     ----------------------------------------------------------------
                                               $8,402          $8,803
     ================================================================

5.   Comprehensive Income (Loss)

     Comprehensive income (loss) for the three-month periods ended March 31, 2002 and 2001 was:

     (in thousands)                            2002             2001
     ----------------------------------------------------------------

     Net income (loss)                         $ 386           $(307)

     Currency translation adjustments            (99)           (408)
     ---------------------------------------------------------------

     Comprehensive income (loss)               $ 287           $(715)
     ===============================================================

6.   Commitments and Contingencies

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

     Interest is payable on a quarterly basis. In February, 2002, the Company and ATSF amended the Loan Agreement to allow ATSF to borrow an aggregate of $2,750,000 from the Company. As of March 31, 2002, the Company had loaned ATSF an aggregate of $2,458,000 at an average interest rate of 5.59%.

     The funds loaned to ATSF are being utilized by ATSF to fund its operations. The Company is providing a reserve against these loans equivalent to the accumulated operating losses of ATSF until such time that ATSF is able to generate positive cash flow from operations. The Company has provided reserves totaling $2,403,000 against these loans. For the three months ended March 31, 2002 and 2001, the Company provided reserves of $402,000 and $298,000, respectively, which charge is included in marketing, selling, general and administrative expenses.

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

     The Company has entered into an exclusive fifteen-year processing and distribution agreement with ATSF effective December 7, 2000. Pursuant to the agreement, the Company has the right to process and distribute all ATSF recovered tissue. As of March 31, 2002, the Company owed ATSF $319,000 for tissue recovery reimbursement fees. For the three months ended March 31, 2002, the Company incurred liabilities to ATSF of $239,000 for tissue recovery reimbursement fees. No such liabilities were incurred during the three months ended March 31, 2001.

     Litigation

     The following is a description of material developments that occurred during the quarter ended March 31, 2002 in lawsuits reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and the disclosure of a potential lawsuit which was not previously reported. Additionally, the Company is party to other litigation incidental to its business, none of which, individually or in the aggregate, are expected to have a material adverse effect on the Company.

     Hardman v. Nussbaum

     The American National Red Cross ("ARC") recently notified the Company that a plaintiff had brought an action against it for negligence relating to ARC's distribution of certain Grafton(R) DBM putty that was allegedly implanted in the plaintiff, Larry Hardman, during a surgical procedure. On April 2, 2002, ARC requested in writing that the Company acknowledge the obligation to indemnify ARC under its tissue processing agreement with ARC; otherwise ARC would commence an action against the Company for indemnification. Under the agreement, the Company is only obligated to indemnify ARC for the Company's negligence or willful misconduct. As this action is in its early stages, the Company notified ARC that it is premature to ascertain whether ARC is entitled to any indemnification by the Company. The Company intends to notify its general liability insurance carriers, as it believes that an indemnification obligation, if any, would likely be covered by such insurance.

     Medtronic Sofamor Danek, Inc., Sofamor Danek L.P. and Sofamor Holdings, Inc. v. Osteotech, Inc.

     In July, 1999, Medtronic Sofamor Danek Inc., Sofamor Danek L.P. and Sofamor Holdings, Inc. (collectively "Danek") sued the Company in the United States District Court for the Western District of Tennessee alleging that certain instruments and instrument sets and surgical procedures relating to some of the Company's cortical bone dowel products manufactured, sold and/or otherwise

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)


6.   Commitments and Contingencies (continued)

     distributed by it, including the bio-d(R) Threaded Cortical Bone Dowel ("bio-d(R)"), infringe on certain claims of U.S. Patent Nos. 5,741,253 ("253 patent"), 5,484,437 ("437 patent") and 6,096,038 ("038 patent") which are owned by Danek, two of which are method patents and one of which is an instrument patent. Danek's claim for damages in this case is based upon the Company's distribution of the bio-d(R), which is implanted using the instruments and surgical procedures that Danek alleges infringe its patents. On April 4, 2002, the court issued an order construing disputed patent claims. The Company believes the order construes an element of the asserted claims of the 253 patent and an element of the asserted claim of the 437 patent in the manner the Company proposed and several elements of the asserted claims of the 253 patent, 437 patent, and 038 patent in the manner proposed by Danek. This order is not dispositive of the issues in this case.

     In preparation for the start of the trial now scheduled for April 29, 2002, the court has recently issued a series of rulings related to various summary judgment motions. The court has decided that, as a matter of law, the Company does not infringe one of Danek's method patents, that there is sufficient question concerning the facts regarding the Company's alleged infringement of the second method patent requiring that the infringement claims be decided by the jury at trial, and that, as a matter of law, the Company does infringe certain claims of the instrument patent.

     At the trial, the Company intends to vigorously defend against the claims that the Company infringes the disputed method patent, and will seek to have such method patent and the instrument patent declared invalid. If the Company is found to infringe the method patent and the method patent is found to be valid or if the instrument patent is found to be valid, damages would be decided in a second phase of the trial, using one of several methods to calculate them. As a result, at this point, it is not possible to determine the extent of any possible damage award, but any calculation of damages resulting from the Company's infringement of either of these patents will be calculated by the jury awarding Danek either its lost profits, a reasonable royalty or a combination of both based on the Company's bio-d(R) revenues from the date the infringed patent was issued until the date of trial. The method patent in question was issued in January, 1996 and the instrument patent was issued in August, 2000. The Company began distributing bio-d(R) in December, 1998 and from December, 1998 through March 31, 2002 had bio-d(R) revenues aggregating approximately $7.2 million. From August, 2000 through March 31, 2002, bio-d(R) revenues aggregated approximately $4.0 million.

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

6.   Commitments and Contingencies (continued)

     Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. It is possible that the results of operations or liquidity and capital resources of the Company could be adversely affected by the ultimate outcome of the pending litigation or as a result of the costs of contesting such lawsuits. The Company is currently unable to estimate the liability, if any, that may result from the pending litigation and, accordingly, no material provision for any liability (except for accrued legal costs for services previously rendered) has been made in the consolidated financial statements. When the Company is reasonably able to determine the probable minimum or ultimate liability, if any, that may result from any of the pending litigation, the Company will record a provision for such liability to the extent not covered by insurance.

7.   Preferred Stock

     On April 4, 2002, the Company reduced the number of authorized shares of preferred stock to 5,000,000 shares from 5,675,595 shares. In accordance with the Company's Restated Certificate of Incorporation, these 675,595 shares were previously converted to common stock, and therefore are prohibited from being issued.

8.   Net Income (Loss) Per Share

     The following table sets forth the computation of basic and diluted earnings (loss) per share for the three-month periods ended March 31, 2002 and 2001:

     (dollars in thousands except per share data)                                     2002                  2001
     -------------------------------------------------------------------------------------------------------------
     Net income (loss) available to common
       Shareholders                                                               $       386          $      (307)
     -------------------------------------------------------------------------------------------------------------
     Denominator for basic net income (loss) per share:
       Weighted average common shares outstanding
                                                                                   14,099,267           13,989,307
     Effect of dilutive securities:
       Stock options                                                                  348,140

                                                                                  --------------------------------
     Denominator for diluted net income (loss) per share                           14,447,407           13,989,307
     -------------------------------------------------------------------------------------------------------------

       Basic net income (loss) per share                                          $       .03          $      (.02)
     -------------------------------------------------------------------------------------------------------------

       Diluted net income (loss) per share                                        $       .03          $      (.02)
     -------------------------------------------------------------------------------------------------------------

     In 2001, common equivalent shares, consisting solely of stock options, are excluded from the calculation of diluted net loss per share as their effects are antidilutive.

     Weighted average shares issuable upon the exercise of stock options which were not included in the calculation of diluted net income (loss) per share were 1,161,625 and 1,571,625 for the three months ended March 31, 2002 and 2001, respectively. Such shares were not included because they were antidilutive.

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)


9.   Operating Segments

     Summarized in the table below is financial information for our reportable segments for the three-month periods ending March 31, 2002 and 2001:

     (dollars in thousands)                            2002          2001

     ----------------------------------------------------------------------

      Revenues:
        Grafton(R) DBM Segment                       $ 12,151      $ 11,020
        Base Tissue Segment                             8,435         5,586
        Other                                           1,994         1,347
      ---------------------------------------------------------------------
        Consolidated                                 $ 22,580      $ 17,953
      =====================================================================

      Operating income (loss):
        Grafton(R)DBM Segment                        $  1,665      $  2,252
        Base Tissue Segment                                77        (1,456)
        Other                                            (801)       (1,228)
      ---------------------------------------------------------------------
        Consolidated                                 $    941      $   (432)
      =====================================================================

     During the first three months of 2002 and 2001, two of our clients, MTF and ARC, in the Grafton(R) DBM and Base Tisue Segments together accounted for 63% and 87%, respectively, of consolidated net revenues.

10.  Reclassifications

     Certain prior year amounts have been reclassified to conform to the 2002 presentation.

11.  Subsequent Event

     On April 8, 2002, the Company amended the License and Option Agreement between the Company and IsoTis N.V. ("IsoTis") dated June 27, 1997. Pursuant to the amendment, the option price for IsoTis to acquire the PolyActive(TM) polymer biomaterial technology and patents (collectively, the "PolyActive technology"), was reduced to $1,000,000 from approximately $1,582,000. In conjunction with the execution of the amendment, IsoTis has elected to exercise its option to acquire the PolyActive technology. The documentation for this transaction is in the process of being finalized and the Company expects this transaction to be completed by the end of its second fiscal quarter. The Company anticipates realizing a pretax gain on this transaction to be approximately $950,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information contained herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Some of the matters set forth in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2001, constitute cautionary statements identifying factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

Results of Operations

Critical Accounting Policies and Estimates

On December 12, 2001, the Securities and Exchange Commission issued Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." Critical accounting policies are those that involve subjective or complex judgments, often as a result of the need to make estimates. The following areas all require the use of judgments and estimates: product returns, bad debts, inventories, deferred processing costs, intangible assets, income taxes and contingencies and litigation. Estimates in each of these areas are based on historical experience and various assumptions that we believe are appropriate. Actual results may differ from these estimates. Our accounting practices are discussed in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of "Notes to Consolidated Financial Statements" in our Annual Report on Form 10-K for the year ended December 31, 2001.

Net Income (Loss)

Consolidated net income in the first quarter of 2002 was $386,000, or $.03 diluted net income per share compared to a consolidated net loss of $307,000, or $.02 diluted net loss per share in the first quarter of 2001. Consolidated income before income taxes was $682,000 in 2002 compared to a consolidated loss before taxes of $265,000 in 2001.

The following is a discussion of factors affecting results of operations for the three-month periods ended March 31, 2002 and 2001.

Net Revenues

Consolidated net revenues increased 26% in the first quarter of 2002 to $22,580,000, compared to consolidated revenues of $17,953,000 in the corresponding period in 2001. The increase in 2002 was principally due to higher revenues in all segments primarily as a result of increased unit volume, and to a lesser extent, as a result of price increases effective January 1, 2002. Domestic net revenues increased 28% in the first quarter of 2002 to $20,887,000 from $16,342,000 in the corresponding period in 2001. The increase in domestic revenues was due primarily to increased unit volume in Grafton(R) DBM, bio-implants and spinal metal implants and increased pricing in Grafton(R) DBM and bio-implants, partially offset by a decrease in base allograft tissue processing revenue due to a 11% decrease in the number of donors processed in the first quarter of 2002 compared to the first quarter of 2001. Foreign-based revenues increased 5% to $1,693,000 in the first quarter of 2002 from $1,611,000 in the same period in 2001. The increase in foreign-based revenues was primarily as a result of increased unit sales volume in ceramic and titanium coating services and bovine tissue sales, partially offset by decreased unit sales volume in ceramic products.

Grafton(R) Demineralized Bone Matrix ("DBM") Segment, or Grafton(R) DBM Segment, revenues were $12,151,000 in the first quarter of 2002, an increase of 10% from revenues of $11,020,000 in the same period in 2001. Domestic Grafton(R) DBM Segment revenues increased $1,139,000, or 11%, to $11,527,000 in the first quarter of 2002. Domestic Grafton(R) DBM revenues increased due to increased unit sales volume and the effects of a January 1, 2002 price increase. Foreign-based Grafton(R) DBM revenues were flat in the first quarter of 2002 compared to the corresponding period in the prior year because we are restructuring our distribution network in certain European countries. We expect this restructuring to be completed in the second quarter and to see a return to growth in our foreign-based Grafton(R) DBM revenues in that quarter.

Base Tissue Segment revenues increased 51% to $8,435,000 in the first quarter of 2002 from $5,586,000 in the corresponding period in 2001. The increase is principally the result of a 194% increase in bio-implant revenues, partially offset by a 13% decrease in base allograft tissue processing revenues resulting from a 11% decline in donors processed for our clients. The increase in bio-implant revenues is primarily due to increased unit volume in 2002 compared to 2001 when several bio-implants were basically in a launch mode, the ability to charge higher unit sale prices as a result of our direct distribution of the majority of those units to hospitals and the effects of a January 1, 2002 price increase.

Revenue from other product lines increased 48% in the first quarter of 2002 to $1,994,000 from $1,347,000 in the same period in 2001. The increase principally resulted from improved volume in spinal metal implant systems, ceramic and titanium coatings, and bovine tissue products, partially offset by a decrease in unit sales volume of ceramic products. Metal spinal implant systems accounted for 72% and bovine tissue products accounted for 19% of the overall increase in other revenues.

During the first three months of 2002 and 2001, two of our clients, MTF and ARC, in the Grafton(R) DBM and Base Tissue Segments together accounted for 63% and 87%, respectively, of consolidated net revenues. We have processing agreements with each of these clients, which expire in August, 2005 and December, 2006, respectively. Our agreement with MTF which expires in August, 2005 may be terminated by either MTF or us upon six months prior written notice, which has not been given by either party as of the date of this report.

Gross Profit

Gross profit as a percentage of net revenues was flat at 59% in both the first quarter of 2002 and the first quarter of 2001. Gross profit as a percentage of revenues in the first quarter of 2002 was positively impacted by improved absorption of fixed costs in the processing of bio-implants, offset by: (i) our direct distribution efforts which reduced gross profit margin by four percentage points in the first quarter of 2002 compared to the corresponding period in the prior year as a result of incurring additional costs equivalent to the incremental revenue we are recognizing from these efforts; and (ii) the under-absorption of fixed costs in the

Grafton(R) DBM Segment due to increased capacity as a result of our new processing facility and in base allograft tissue processing as a result of a 11% decline in the number of donors processed; and (iii) metal spinal implant product lines that have not yet achieved revenue levels sufficient to fully absorb related operational costs and expenses.

Marketing, Selling, General and Administrative Expenses

Marketing, selling, general and administrative expenses increased 16% in the first quarter of 2002 to $11,450,000 from $9,913,000 in the corresponding period in 2001. The increase relates mainly to: (i) increased costs associated with activities to secure additional sources of donated allograft tissue including provisions related to our funding of the American Tissue Services Foundation; and (ii) increased legal fees in connection with various lawsuits to which we are a party. The first quarter of 2001 included $96,000 of goodwill amortization. In accordance with SFAS No. 142, effective January 1, 2002 we are no longer amortizing goodwill.

Research and Development Expenses

Consolidated research and development expenses decreased 13% in the first quarter of 2002 to $965,000 from $1,108,000 in the same period in 2001. The decrease was primarily related to the completion of development of bio-implant tissue forms, which were launched in 2001, and the completion of new processing technology and packaging, which were implemented in 2001.

Operating Income (Loss)

Operating income in the first quarter of 2002 was $941,000 compared to a consolidated operating loss in the first quarter of 2001 of $432,000. Grafton(R) DBM Segment operating income decreased 26% in the first quarter of 2002 to $1,665,000 from $2,252,000 in the corresponding period in 2001. The decrease results principally from: (i) a slight decline in gross profit margin due to increased costs associated with the new processing facility; (ii) increased costs associated with marketing, selling and promotional activities for the introduction of Grafton Plus(TM) DBM; and (iii) increased legal fees. The Base Tissue Segment had operating income in the first quarter of 2002 of $77,000 compared to an operating loss of $1,456,000 in the same period in 2001. Operating income was positively impacted by: (i) the increase in bio-implant revenues; (ii) improved absorption of bio-implant processing costs; and (iii) lower costs for marketing, selling and promotional activities primarily due to incurring the costs to launch the new bio-implant tissue forms in 2001.
Operating income was negatively impacted by: (i) a decline in base allograft tissue processing revenue, and (ii) increased legal fees. Operating losses associated with other revenues were $801,000 and $1,228,000 in the first quarter of 2002 and 2001, respectively. The operating loss in 2002 decreased over the operating loss in 2001 principally as a result of improved gross margins, partially offset by reserves for our funding of the American Tissue Services Foundation.

Other Income (Expense)

In the first quarter of 2002 other expenses was $259,000 compared to other income of $167,000 in the first quarter of 2001. The decrease was principally due to interest expense on long-term debt and lower interest income as a result of a decline in interest rates and lower average cash balances available for investment. In the first quarter of 2001, the majority of our interest costs were capitalized in connection with the construction of our new allograft tissue processing facility. In late 2001, we began to charge such interest costs to earnings since the facility was substantially complete.

Income Tax Provision

The effective income tax rate for the three months ended March 31, 2002 was 43%, which exceeded the United States statutory rate principally due to state income taxes and non-recognition of tax benefits related to foreign losses. In the first quarter of 2001, we made a provision for income taxes even though we reported a consolidated loss before taxes because our domestic operations reported income before taxes, which for United States income tax purposes cannot be offset by the foreign losses incurred in the quarter. No tax benefit is provided for foreign losses.

Liquidity and Capital Resources

At March 31, 2002 we had cash and cash equivalents of $3,156,000 compared to $5,192,000 at December 31, 2001. We invest excess cash in U.S. Government-backed securities and investment grade commercial paper of major U.S. corporations. Working capital decreased $1,405,000 to $23,034,000 at March 31, 2002 compared to $24,439,000 at December 31, 2001. The decrease resulted primarily from utilization of cash and cash equivalents to fund capital expenditures, including final construction efforts for the new allograft tissue processing facility, other production equipment and instruments for spinal implant systems.

Net cash provided by operating activities was $1,094,000 in the first quarter of 2002 compared to $1,650,000 in the corresponding period in the prior year. The decrease resulted primarily from investments in accounts receivable as a result of our direct distribution efforts, partially offset by increases in accounts payable and other liabilities. Beginning in 2001, we began to distribute tissue forms directly to surgeons and hospitals. This change in distribution methodology has impacted our liquidity and cash flow. We have had to make additional investments in inventories and deferred processing costs to support our direct sales efforts, and expect to make additional investments in inventory and deferred processing costs, as necessary, to support our efforts to expand direct distribution. In addition, our days sales in accounts receivable have increased from 71 days at December 31, 2001 to 77 days at March 31, 2002, primarily as a result of the change in our customer mix resulting from our direct distribution efforts.

Cash used in investing activities decreased to $2,473,000 in the first quarter of 2002 from $3,830,000 in the corresponding period of 2001. The decrease is principally due to a decrease in capital expenditures to $2,512,000 in 2002 from $3,614,000 in 2001, due to reduced spending on the construction of our new allograft tissue processing facility. Through March 31, 2002, we incurred $39,967,000 of capital expenditures, including capitalized interest of $1,769,000, related to our new allograft tissue processing facility, of which $19,352,000 has been funded through bank financing.

Net cash used in financing activities was $662,000 in the first quarter of 2002 compared to net cash provided by financing activities of $1,509,000 in the first quarter of 2001. In the first quarter of 2002, we made principal payments of $634,000 under our equipment term loan and mortgage, while in 2001 we only made principal payments under the mortgage of $10,000. Also, in the first quarter of 2001, we borrowed the remaining funds of $1,468,000 available under the equipment term loan.

We have a Credit Facility with a U.S. bank that includes: a $5,000,000 revolving line of credit, a building mortgage loan and an equipment term loan. At March 31, 2002, there were no borrowings under the revolving line of credit, $4,389,000 was outstanding under the building mortgage loan and $16,190,000 was outstanding under the equipment term loan. As of March 31, 2002, the full amount of the revolving line of credit is available to us.

In February, 2001, we entered into a distribution agreement to market a pedicle screw system and a cervical plating system. This agreement requires us to make minimum purchase commitments of $6,000,000 over the two-year period beginning on February 1, 2002. Through March 31, 2002, we purchased $3,383,000 of inventory pursuant to the commitment. We expect to purchase the remaining balance of $2,617,000 during the remainder of 2002 and in 2003.

In February, 2001, we entered into a Loan Agreement with the American Tissue Services Foundation, or ATSF, a not-for-profit tissue recovery organization, which expires in December, 2010. Pursuant to the Loan Agreement, ATSF has borrowed $2,458,000 from us as of March 31, 2002 to fund its operations. We have entered into a fifteen-year processing and distribution agreement with ATSF effective December 7, 2000. Michael J. Jeffries, our Executive Vice President and Chief Financial Officer, is one of the three members of ATSF's Board of Directors. ATSF is a not-for-profit corporation, and neither Mr. Jeffries nor us owns any equity or any other interest in ATSF. Mr. Jeffries receives no compensation from ATSF.

As of March 31, 2002, there were no material changes in our contractual obligations or long-term debt from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2001. See Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES in our Annual Report on Form 10-K for the year ended December 31, 2001.

During the three months ended March 31, 2002, we experienced a decrease in available cash and cash equivalents due to our continued investments in our business. We expect to continue to make investments in our business to support our direct distribution efforts and future programs and initiatives, which may further deplete our available cash balances. We believe that our available cash and cash equivalents, available lines of credit and anticipated future cash flow from operations will be sufficient to meet our forecasted cash needs for the next twelve months. Our future liquidity and capital requirements will depend upon numerous factors, including:

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

o the resources we devote to the development, manufacture and marketing of our services and products; and

o the defense and outcome of pending litigation, including any outcomes which are adverse to us, to the extent not covered by product liability or other insurance. In this regard, we have three lawsuits, two of which are patent lawsuits, that are scheduled for trial in 2002 and in which any damages that may be awarded against us are not covered by insurance.

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

Litigation

Osteotech, Inc. is involved in various legal proceedings involving product liability and patent infringement claims. For a discussion of these matters see,
Note 5 of "Notes to Condensed Consolidated Financial Statements", PART II., ITEM
1. LEGAL PROCEEDINGS and our Annual Report on Form 10-K for the year ended December 31, 2001. It is possible that our results of operations or liquidity and capital resources could be adversely affected by the ultimate outcome of the pending litigation or as a result of the costs of contesting such lawsuits.

Subsequent Event

On April 8, 2002, we amended the License and Option Agreement between us and IsoTis N.V. ("IsoTis") dated June 27, 1997. Pursuant to the amendment, the option price for IsoTis to acquire the PolyActive(TM) polymer biomaterial technology and patents (collectively, the "PolyActive technology"), was reduced to $1,000,000 from $1,582,000. In conjunction with the execution of the amendment, IsoTis has elected to exercise its option to acquire the PolyActive technology. The documentation for this transaction is in the process of being finalized and we expect this transaction to be completed by the end of our second fiscal quarter. We anticipate the pretax gain on this transaction to be approximately $950,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see Item 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, in our Annual Report on Form 10-K for the year ended December 31, 2001. There have been no significant changes in our market risk exposures from the fiscal 2001 year-end.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The following is a description of material developments that occurred during the quarter ended March 31, 2002 in lawsuits reported in our Annual Report on Form 10-K for the year ended December 31, 2001 and the disclosure of a potential lawsuit which was not previously reported. Additionally, we are a party to other litigation incidental to our business, none of which, individually or in the aggregate, are expected to have a material adverse effect.

Hardman v. Nussbaum

The American National Red Cross ("ARC") recently notified us that a plaintiff had brought an action against it for negligence relating to ARC's distribution of certain Grafton(R) DBM putty that was allegedly implanted in the plaintiff, Larry Hardman, during a surgical procedure. On April 2, 2002, ARC requested in writing that we acknowledge the obligation to indemnify ARC under its tissue processing agreement with ARC; otherwise ARC would commence an action against us for indemnification. Under the agreement, we are only obligated to indemnify ARC for our negligence or willful misconduct. As this action is in its early stages, we notified ARC that it is premature to ascertain whether ARC is entitled to any indemnification. We intend to notify our general liability insurance carriers, as we believe that an indemnification obligation, if any, would likely be covered by such insurance.

Medtronic Sofamor Danek, Inc., Sofamor Danek L.P. and Sofamor Holdings, Inc. v. Osteotech, Inc.

In July, 1999, Medtronic Sofamor Danek Inc., Sofamor Danek L.P. and Sofamor Holdings, Inc. (collectively "Danek") sued us in the United States District Court for the Western District of Tennessee alleging that certain instruments and instrument sets and surgical procedures relating to some of our cortical bone dowel products manufactured, sold and/or otherwise distributed by us, including the bio-d(R) Threaded Cortical Bone Dowel ("bio-d(R)"), infringe on certain claims of U.S. Patent Nos. 5,741,253 ("253 patent"), 5,484,437 ("437 patent") and 6,096,038 ("038 patent") which are owned by Danek, two of which are method patents and one of which is an instrument patent. Danek's claim for damages in this case is based upon our distribution of the bio-d(R), which is implanted using the instruments and surgical procedures that Danek alleges infringe its patents. On April 4, 2002, the court issued an order construing disputed patent claims. We believe the order construes an element of the asserted claims of the 253 patent and an element of the asserted claim of the 437 patent in the manner we proposed and several elements of the asserted claims of the 253 patent, 437 patent, and 038 patent in the manner proposed by Danek. This order is not dispositive of the issues in this case.

In preparation for the start of the trial now scheduled for April 29, 2002, the court has recently issued a series of rulings related to various summary judgment motions. The court has decided that, as a matter of law, we do not infringe one of Danek's method patents, that there is sufficient question concerning the facts regarding our alleged infringement of the second method patent requiring that the infringement claims be decided by the jury at trial, and that, as a matter of law, we do infringe certain claims of the instrument patent.

At the trial, we intend to vigorously defend ourselves against the claims that we infringe the disputed method patent, and will seek to have such method patent and the instrument patent declared invalid. If we are found to infringe the method patent and the method patent is found to be valid or if the instrument patent is found to be valid, damages would be decided in a second phase of the trial, using one of several methods to calculate them. As a result, at this point, it is not possible to determine the extent of any possible damage award, but any calculation of damages resulting from our infringement of either of these patents will be calculated by the jury awarding Danek either its lost profits, a reasonable royalty or a combination of both based on our bio-d(R) revenues from the date the infringed patent was issued until the date of trial. The method patent in question was issued in January, 1996 and the instrument patent was issued in August, 2000. We began distributing bio-d(R) in December, 1998 and from December, 1998 through March 31, 2002 our bio-d(R) revenues aggregated approximately $7.2 million. From August, 2000 through March 31, 2002, bio-d(R) revenues aggregated approximately $4.0 million.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

        Exhibit Number                   Description                      Page Number
      ------------------    ----------------------------------------    ---------------
            10.55           Amendment    to   License   and   Option          E-1
                            Agreement  between  IsoTis N.V. and H.C.
                            Implants B.V. and Osteotech  dated April
                            8, 2002.


     (b)  Reports on Form 8-K

          On March 8, 2002, we filed with the Commission a Current Report on Form 8-K to file the agreement between LifeNet and us. Under the terms of the agreement, LifeNet will supply Allowash(TM) processed tissue for us to finish into our broad line of bio-d(R) and Graftech(TM) Bio-Implants. The agreement also provides for the opportunity for the processing and marketing of LifeNet labeled tissue carrier products through a mutually agreed upon third party.

          On January 14, 2002, we filed with the Commission a Current Report on Form 8-K to announce that on January 4, 2002, we entered into a business relationship with LifeNet, one of the largest Organ Procurement Organization-based tissue banks and processors in the United States.

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

                                                    Osteotech, Inc.
                                               ------------------------------
                                                      (Registrant)


Date: April 19, 2002         By:               /s/ Richard W. Bauer
                                               ---------------------------------
                                               Richard W. Bauer
                                               Chief Executive Officer


Date: April 19, 2002         By:               /s/ Michael J. Jeffries
                                               ---------------------------------
                                               Michael J. Jeffries
                                               Executive Vice President
                                               Chief Financial Officer