Form 10-Q
period 2002-06-30
OSTEOTECH INC
filed 2002-08-09
CIK 874734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                                   (Mark One)

      |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 2002

                                       or

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

      Common Stock, $.01 par value - 16,960,940 shares as of July 31, 2002.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

                        OSTEOTECH, INC. AND Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (dollars in thousands)

                                                                                June 30,      December 31,
                                                                                  2002            2001
----------------------------------------------------------------------------------------------------------
ASSETS
----------------------------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                                   $     15,729    $      5,192
  Accounts receivable, net                                                          15,273          15,093
  Deferred processing costs                                                         13,607          11,165
  Inventories                                                                        9,038           8,803
  Deferred income taxes                                                              2,002           2,002
  Prepaid expenses and other current assets                                          2,639           2,025
                                                                              ----------------------------
        Total current assets                                                        58,288          44,280

Property, plant and equipment, net                                                  56,553          56,736
Goodwill, net of accumulated amortization of $404 in 2002 and 2001                   1,669           2,910
Other assets                                                                         4,590           3,318
----------------------------------------------------------------------------------------------------------
        Total assets                                                          $    121,100    $    107,244
==========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities                                    $     14,604    $     17,311
  Current maturities of long-term debt                                               2,661           2,530
                                                                              ----------------------------
        Total current liabilities                                                   17,265          19,841

Long-term debt                                                                      17,253          18,683
Other liabilities                                                                    1,440             934
----------------------------------------------------------------------------------------------------------
        Total liabilities                                                           35,958          39,458
----------------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares authorized;
         no shares issued or outstanding
     Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding 16,957,690 shares in 2002
         and 14,098,264 shares in 2001                                                 170             140
     Additional paid-in capital                                                     63,239          47,076
     Accumulated other comprehensive loss                                             (196)           (653)
     Retained earnings                                                              21,929          21,223
----------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                  85,142          67,786
----------------------------------------------------------------------------------------------------------
        Total liabilities and stockholders' equity                            $    121,100    $    107,244
==========================================================================================================

See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                  (dollars in thousands, except per share data)

                                                              Three Months                    Six Months
                                                             Ended June 30,                 Ended June 30,
                                                      ----------------------------    ----------------------------
                                                          2002            2001            2002            2001
------------------------------------------------------------------------------------------------------------------
Net revenues:
  Service                                             $     21,102    $     17,924    $     41,688    $     34,530
  Product                                                    1,907           1,048           3,406           1,885
                                                      ------------    ------------    ------------    ------------
                                                            23,009          18,972          45,094          36,415

Cost of services                                             9,174           7,137          17,313          13,626
Cost of products                                             1,084           1,390           1,965           2,047
                                                      ------------    ------------    ------------    ------------
                                                            10,258           8,527          19,278          15,673
                                                      ------------    ------------    ------------    ------------

Gross profit                                                12,751          10,445          25,816          20,742

Marketing, selling, general and administrative              10,311          12,713          21,540          22,384
Research and development                                     1,085           1,117           1,988           2,172
                                                      ------------    ------------    ------------    ------------
                                                            11,396          13,830          23,528          24,556

Litigation settlement charge                                (1,785)                         (1,785)
                                                      ------------    ------------    ------------    ------------

Operating income (loss)                                       (430)         (3,385)            503          (3,814)
Interest income (expense), net                                (362)             79            (620)            262
Gain on sale of patents                                        950                             950
                                                      ------------    ------------    ------------    ------------

Income (loss) from continuing operations
   before income taxes                                         158          (3,306)            833          (3,552)
Income tax provision (benefit)                                 (76)         (1,182)            220          (1,140)
                                                      ------------    ------------    ------------    ------------

Income (loss) from continuing operations                       234          (2,124)            613          (2,412)
Income (loss) from discontinued operations,
   net of loss on disposal of $291 in 2002                      86              (6)             93             (25)
------------------------------------------------------------------------------------------------------------------
Net income (loss)                                     $        320    $     (2,130)   $        706    $     (2,437)
==================================================================================================================
Earnings (loss) per share:
     Basic:
        Income (loss) from continuing operations      $        .01    $       (.15)   $        .04    $       (.17)
        Discontinued operations                                .01                             .01
                                                      ------------    ------------    ------------    ------------
        Net income (loss)                             $        .02    $       (.15)   $        .05    $       (.17)
                                                      ============    ============    ============    ============
     Diluted:
        Income (loss) from continuing operations      $        .01    $       (.15)   $        .04    $       (.17)
        Discontinued operations                                .01                             .01
                                                      ------------    ------------    ------------    ------------
        Net income (loss)                             $        .02    $       (.15)   $        .05    $       (.17)
                                                      ============    ============    ============    ============
Shares used in computing earnings (loss) per share:
     Basic                                              15,521,088      14,011,866      14,818,770      14,006,241
     Diluted                                            15,864,341      14,011,866      15,200,592      14,006,241

See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)

Six Months Ended June 30,                                                       2002        2001
--------------------------------------------------------------------------------------------------
Cash Flow From Operating Activities
    Net income (loss)                                                         $    706    $ (2,437)
    Adjustments to reconcile income (loss)
           to net cash provided by (used in) operating activities:
                 Depreciation and amortization                                   3,544       3,907
                 Provision for doubtful accounts                                   368          16
                 Litigation settlement charge                                    1,785
                 Gain on sale of patents                                          (950)
                 Changes in current assets and liabilities:
                         Accounts receivable                                    (1,167)     (5,924)
                         Deferred processing costs                              (2,082)     (2,029)
                         Inventories                                               (82)     (1,524)
                         Prepaid expenses and other current assets                 201         930
                         Accounts payable and other liabilities                 (4,522)      7,852
--------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                             (2,199)        791

Cash Flow From Investing Activities
    Capital expenditures                                                        (3,472)     (5,766)
    Purchases of investments                                                                (1,951)
    Proceeds from sale of investments                                                        1,935
    Proceeds from sale of patents                                                1,000
    Other, net                                                                     160        (170)
--------------------------------------------------------------------------------------------------
Net cash used in investing activities                                           (2,312)     (5,952)

Cash Flow From Financing Activities
    Proceeds from issuance of common stock                                      16,193         248
    Proceeds from issuance of long-term debt                                                 1,468
    Principal payments on long-term debt                                        (1,299)        (88)
--------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                       14,894       1,628

Effect of exchange rate changes on cash                                            154          43
--------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                            10,537      (3,490)
Cash and cash equivalents at beginning of period                                 5,192      10,923
--------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                    $ 15,729    $  7,433
==================================================================================================

Supplementary cash flow data:
    Cash paid during the period for interest, excluding amounts capitalized   $    623    $     57
    Cash paid during the period for taxes                                          287         945

See accompanying notes to condensed consolidated financial statements

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

1.    Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals and certain non-cash charges in the three-month period ended June 30, 2001) considered necessary by management to present fairly the consolidated financial position as of June 30, 2002, the consolidated results of operations for the three-month and six-month periods ended June 30, 2002 and 2001 and the consolidated cash flows for the six-month periods ended June 30, 2002 and 2001. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The December 31, 2001 financial information has been derived from the audited financial statements for the year ended December 31, 2001. The condensed consolidated financial statement should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001, which were included as part of Osteotech, Inc.'s (the "Company") Annual Report on Form 10-K.

2.    Recent Accounting Pronouncements

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Pursuant to the provisions of SFAS No. 142, beginning in 2002 the Company is no longer amortizing goodwill. Amortization of goodwill included in continuing operations was $33,000 and $66,000 for the three and six months ended June 30, 2001, respectively. Discontinued operations included $63,000 and $126,000 of goodwill amortization for the three and six months ended June 30, 2001, respectively. In addition, in accordance with the transition provisions of SFAS No. 142, the Company completed an evaluation of the carrying value of its goodwill as of January 1, 2002 and determined that there was no impact on the Company's consolidated financial statements as a result of such evaluation.

      The Company's other intangibles, which have finite lives, have carrying values of $2,004,000 and $1,854,000 as of June 30, 2002 and December 31, 2001, respectively, and are being amortized over their estimated useful lives ranging from five to ten years.

      The following table presents comparative data for the three and six months ended June 30, 2002 and 2001 to reflect the adoption of SFAS No. 142 as of January 1, 2002:

                                                       Three Months Ended         Six Months Ended
                                                             June 30,                 June 30,
                                                      ----------------------------------------------
(in thousands)                                          2002         2001        2002         2001
----------------------------------------------------------------------------------------------------
Net income (loss) - as reported                       $     320   $  (2,130)   $     706   $  (2,437)
Add back goodwill amortization                                           96                      192
                                                      ----------------------------------------------
Net income (loss) - as adjusted                       $     320   $  (2,034)   $     706   $  (2,245)
====================================================================================================
Basic earnings per share:
   Net income (loss) - as reported                    $     .02   $    (.15)   $     .05   $    (.17)
   Goodwill amortization                                                .01                      .01
                                                      ----------------------------------------------
   Net income (loss) - as adjusted                    $     .02   $    (.14)   $     .05   $    (.16)
====================================================================================================
Diluted earnings per share:
   Net income (loss) - as reported                    $     .02   $    (.15)   $     .05   $    (.17)
   Goodwill amortization                                                .01                      .01
                                                      ----------------------------------------------
   Net income (loss) - as adjusted                    $     .02   $    (.14)   $     .05   $    (.16)
====================================================================================================

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

3.    Continuing Operations - Gains/Charges

      2002 Second Quarter Gains/Charges

      In May, 2002, the Company sold its PolyActive(TM) polymer biomaterials technology and patents to IsoTis BV for $1,000,000. The Company recognized a pretax gain of $950,000 on this transaction. (See Note 8 - "License and Option Agreement").

      In April, 2002, the Company settled the Medtronic Sofamor Danek, Inc., Sofamor Danek L.P. and Sofamor Holdings, Inc. v. Osteotech, Inc. lawsuit. The Company recorded a pretax charge of $1,785,000 related to this settlement. (See Note 8 - "Litigation").

      2001 Second Quarter Charges

      In June, 2001, the Company recorded pretax charges of $1,845,000 of which $655,000 has been recorded as cost of product and $1,190,000 has been recorded as marketing, selling, general and administrative expense. These charges were primarily to establish reserves associated with excess inventory and instrumentation associated with spinal implant systems.

      There were no significant gains or charges recorded in the first quarter of 2002 or 2001.

4.    Discontinued Operations

      On July 10, 2002, the Company completed the sale of the business and substantially all of the assets, including the assumption of certain liabilities, of its operations located in Leiden, The Netherlands for $1,000,000 in cash and a non-interest bearing note with a face value of $1,500,000, which the Company will discount based on the acquirer's incremental borrowing rate of 5.75%. The note is payable in increasing amounts on a quarterly basis beginning in March, 2003 through December, 2006. The Company has retained a security interest in all assets transferred to the acquirer and received a second mortgage on the land and building the acquirer will occupy to collateralize the note. The Company has no on-going financial or operational responsibilities with respect to the acquirer.

      In addition to the net assets sold, which consist of accounts receivable, inventories and prepaids and other current assets with an aggregate value of $1,064,000, equipment with a net book value of $405,000 and current liabilities of $146,000, the Company had goodwill of $1,241,000 attributable to these operations. The Company recorded a loss of $291,000 on the sale of this business in the second quarter of 2002. This loss along with the net income (loss) of this operation prior to the sale is reflected in the statements of operations as discontinued operations. Prior period statements of operations have been reclassified to conform to this presentation.

      These operations represent the Company's ceramic and titanium plasma spray coating services and products, which were previously reflected in the Company's Other segment.

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

4.    Discontinued Operations (continued)

      Revenues and net income (loss) on the operations sold were as follows:

                                     Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                    -------------------------------------------
(in thousands)                        2002        2001        2002       2001
-------------------------------------------------------------------------------

Revenues                            $  1,135    $    609    $  1,630   $  1,119
                                    ===========================================
Net income (loss) from operations   $    377    $     (6)   $    384   $    (25)
Loss on disposal                        (291)                   (291)
                                    -------------------------------------------
Net income (loss)                   $     86    $     (6)   $     93   $    (25)
                                    ===========================================

5.    Deferred Processing Costs

      Deferred processing costs consist of the following:

                                                          June 30,  December 31,
(in thousands)                                              2002       2001
--------------------------------------------------------------------------------

Unprocessed donor tissue to be distributed
   by the Company                                         $  1,240   $    492
Tissue in process                                            3,919      2,936
Processed implantable donor tissue to be distributed
   by the Company                                            6,009      5,359
Processed implantable donor tissue held for clients          2,439      2,378
--------------------------------------------------------------------------------
                                                          $ 13,607   $ 11,165
================================================================================

6.    Inventories

      Inventories consist of the following:

                                                          June 30,  December 31,
(in thousands)                                             2002        2001
--------------------------------------------------------------------------------

Supplies                                                  $   227   $    245
Raw materials                                                 557        784
Finished goods                                              8,254      7,774
--------------------------------------------------------------------------------
                                                          $ 9,038   $  8,803
================================================================================

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

7.    Debt and Financing Arrangements

      In June, 2002, the Company obtained an irrevocable standby letter of credit from its lender with which it has a $5,000,000 revolving line of credit to support the $1,900,000 due to Medtronic Sofamor Danek, Inc. pursuant to the settlement agreement in connection with the Medtronic Sofamor Danek, Inc., Sofamor Danek L.P. and Sofamor Holdings, Inc. v. Osteotech, Inc. lawsuit. (See Note 8 - "Litigation"). The commitment under the standby letter of credit is $1,900,000, but such commitment decreases over time based on a predetermined schedule concurrent with the Company's monthly payments under the settlement. As of June 30, 2002, the standby letter of credit has been reduced to $1,824,000. The amount committed under the standby letter of credit reduces the Company's availability under its revolving line of credit. As of June 30, 2002, no amounts were outstanding under the revolving line of credit and $3,176,000 was available.

8.    Commitments and Contingencies

      Service Agreement

      Effective June 1, 2002, the Company entered into a new Processing Agreement with the Musculoskeletal Transplant Foundation ("MTF"), which will continue through December 31, 2008. Under the terms of the Processing Agreement, MTF will: (i) supply a certain increasing minimum annual amount of donor tissue to the Company for processing into standard base tissue forms, Grafton(R) DBM and Graftech(TM) Bio-implants, all of which will be distributed to hospital end-users by MTF, under the MTF label, and (ii) provide a certain increasing minimum annual amount of tissue from donors that do not fall within MTF's current age criteria for the Company to process into standard base tissue forms, Grafton(R) DBM and Graftech(TM) Bio-implant tissue forms, all of which will be distributed to hospital end-users by the Company under its own label. This new Processing Agreement was entered into as part of the settlement of the Company's litigation with MTF. (See Note 8 - "Litigation - Musculoskeletal Transplant Foundation v. Osteotech, Inc.").

      Loan Receivable

      In November, 2000, the Company entered into a Loan Agreement with the American Tissue Services Foundation ("ATSF"), a not-for-profit tissue recovery organization. The Loan Agreement expires on December 31, 2010. Through June, 2002, the Company had loaned ATSF an aggregate of $2,458,000 at an average interest rate of 5.59%. The Company has fully reserved all amounts outstanding under the loans, of which $402,000 and $55,000 was reserved in the first and second quarters of 2002, respectively, and the balance was reserved in 2001. The Company reserved $298,000 and $564,000 in the first and second quarters of 2001, respectively. All charges related to these reserves are included in marketing, selling, general and administrative expenses in the statements of operations.

      Through June 15, 2002, Michael J. Jeffries, the Company's Executive Vice President and Chief Financial Officer, was one of the three members of ATSF's Board of Directors. ATSF is a not-for-profit corporation, and neither Mr. Jeffries nor the Company owns any equity or any other interest in ATSF. Mr. Jeffries received no compensation from ATSF. On June 15, 2002, the existing ATSF management and ATSF's Board of Directors, including Mr. Jeffries resigned and were replaced by a new management

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

8.    Commitments and Contingencies (continued)

      group and a new Board of Directors. Concurrent with this change, the Company and ATSF re-negotiated the existing Loan Agreement to convert it to a non-interest bearing note and to provide for the forgiveness of approximately 50% of the loan balance, which remains fully reserved. The note requires minimum annual repayments of $150,000 beginning January 1, 2003.

      In December, 2000, the Company entered into an exclusive fifteen-year processing and distribution agreement with ATSF. Pursuant to the agreement, the Company has the right to process and distribute all ATSF recovered musculoskeletal tissue. In June, 2002, in conjunction with the change in ATSF's management and Board of Directors, the Company waived the exclusivity provisions of the agreement where ATSF's management believes other processors have technology desired by surgeons in ATSF's service areas. As of June 30, 2002, the Company owed ATSF $158,000 for tissue recovery reimbursement fees. For the three and six months ended June 30, 2002, the Company incurred liabilities to ATSF of $452,000 and $691,000, respectively, for tissue recovery reimbursement fees. No such liabilities were incurred during the three or six months ended June 30, 2001.

      License and Option Agreement

      In June, 1997, the Company entered into an exclusive worldwide License and Option Agreement for its proprietary PolyActive(TM) polymer biomaterial technology and patents (collectively, the "PolyActive technology") with IsoTis BV ("IsoTis"), The Netherlands. IsoTis had an option to acquire the technology for approximately 1,815,000 euros (approximately $1,582,000 at the March 31, 2002 exchange rate) expiring in June, 2003. On April 8, 2002, the Company amended the License and Option Agreement to reduce the option price for IsoTis to acquire the PolyActive technology to $1,000,000. In conjunction with the execution of the amendment, IsoTis elected to exercise its option to acquire the PolyActive technology. The Company has recognized a pretax gain of $950,000 upon closing this transaction in May, 2002.

      Litigation

      The following is a description of material developments that occurred in lawsuits reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and the disclosure of two lawsuits which arose subsequent to the previous reports. Additionally, the Company is party to other litigation incidental to its business, none of which, individually or in the aggregate, are expected to have a material adverse effect on the Company.

      Medtronic Sofamor Danek, Inc., Sofamor Danek L.P. and Sofamor Holdings, Inc. v. Osteotech, Inc.

      In July, 1999, Medtronic Sofamor Danek, Inc., Sofamor Danek L.P. and Sofamor Danek Holdings, Inc. (collectively, "Medtronic") sued the Company in the United States District Court for the Western District of Tennessee alleging that certain instruments and instrument sets relating to cortical bone dowel products, including the bio-d(R) threaded cortical bone dowel and endodowel, manufactured, sold and/or otherwise distributed by the Company infringe on certain claims of U.S. Patent Nos. 5,741,253, 5,484,437 and 6,096,038 which are owned by Medtronic.

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

8.    Commitments and Contingencies (continued)

      In April, 2002, Medtronic and the Company settled this lawsuit (the "Medtronic Settlement"). The Company agreed to pay an aggregate of $1,900,000 to Medtronic in 24 equal monthly installments, without interest, and supported by an irrevocable standby letter of credit, and to cease processing, marketing, distributing, advertising and promoting of the bio-d(R) threaded cortical bone dowel by January 31, 2003. In addition, Medtronic agreed to discontinue its participation in the lawsuit brought by the University of Florida Tissue Bank, Inc., Regeneration Technologies, Inc. ("RTI"), Sofamor Danek Group, Inc. and Sofamor Danek L.P. (see "University of Florida Tissue Bank, Inc. v. Osteotech, Inc."), neither fund nor voluntarily assist RTI or any other party to continue to pursue this suit against the Company, and to contact RTI, inform it of the terms of this settlement and recommend to RTI to accept the terms of this settlement in complete resolution of its suit against the Company.

      The Company recorded a charge of $1,785,000 in the second quarter of 2002 representing the present value of the amounts due to Medtronic under this settlement. This charge is reflected as a litigation settlement charge in the consolidated statements of operations.

      University of Florida Tissue Bank, Inc. v. Osteotech, Inc.

      In February, 1999, Southeast Tissue Alliance, formerly known as the University of Florida Tissue Bank, Inc., ("Southeast"), Regeneration Technologies, Inc. ("RTI"), Sofamor Danek Group, Inc. and Sofamor Danek L.P. filed a complaint against the Company in the United States District Court for the Northern District of Florida alleging that the Company's bio-d(R) threaded cortical bone dowel and endodowel infringe on the claims of U.S. Patents Nos. 5,814,084, 4,950,296 and 6,096,081.

      In April, 2002 Medtronic settled its portion of this lawsuit with the Company pursuant to the Medtronic Settlement discussed above. In June, 2002, Southeast and RTI settled their portions of this lawsuit with the Company under the same terms as the Medtronic Settlement without any additional monetary payments.

      Musculoskeletal Transplant Foundation v. Osteotech, Inc.

      In October, 2000, the Musculoskeletal Transplant Foundation ("MTF") and Synthes Spine Company, L.P. ("Synthes") commenced an action against the Company in the United States District Court for the District of New Jersey. Plaintiffs sought a declaratory judgment that their manufacture, use, sale and/or offer for sale of their demineralized bone matrix products, known as DBX(R), do not infringe on the claims of the Company's U.S. Patent Nos. 5,290,558 and 5,284,655, and that the Patents are invalid and unenforceable.

      By agreement dated June 1, 2002, the parties have settled this action. Part of the settlement was the execution of a new processing agreement between MTF and the Company. (See Note 8 - "Service Agreement")

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

8.    Commitments and Contingencies (continued)

      Wright Medical Technology, Inc. v. Osteotech, Inc.

      In June, 2001, Wright Medical Technology, Inc. ("Wright") filed a complaint against the Company in the United States District Court for New Jersey, which alleged claims for false advertising, and related causes of action concerning certain statements allegedly made by the Company regarding a FDA Warning Letter received by Wright with respect to a tissue product marketed by Wright.

      On June 14, 2002, the parties settled this action. The settlement of this action did not have a material impact on the Company's results of operations or financial condition.

      Condos v. Musculoskeletal Transplant Foundation

      In July, 2000, the Company was served with an action brought in the United States District Court for the District of Utah against the Company and MTF. The suit alleged causes of action for strict liability, breach of implied warranty and negligence arising from allegedly defective allograft bone tissue processed and/or provided by the Company and MTF and allegedly implanted into plaintiff, Chris Condos during two spinal surgeries. Plaintiffs, which include Mr. Condos's family members, demanded monetary damages in an unspecified amount. In February, 2002, the Company moved for summary judgment in its favor on all claims asserted against it. Defendant MTF sought the same relief. On July 8, 2002, the Court entered an order granting the summary judgment motions brought by the Company and MTF in their entirety and dismissed all claims against the Company and MTF in this action. On July 26, 2002, plaintiffs filed a notice of appeal with the United States Tenth Circuit Court of Appeals.

      Scroggins v. Zimmer Holdings, Inc.

      On or about June 24, 2002, the Company received a complaint filed in the United States District Court for the Eastern District of Louisiana against numerous defendants, including the Company. The complaint alleges that plaintiff received defective medical hardware in connection with a certain hip replacement procedure in May, 1992, and that such hardware was manufactured or distributed by certain of the defendants. The procedure involved the use of allogaft bone tissue processed by the Company and provided by one of our clients. The Company is assessing the claims against it and has not yet responded to the complaint.

      The Company maintains a general liability insurance policy and has notified the insurance company of this action. The insurance company has agreed to defend the action.

      Younger v. Hayes Medical Center, Inc.

      In April, 2001, the Company was served in an action brought in the Twentieth Judicial District Court in Ellis County, Kansas against Hayes Medical Center, Inc., MTF, Metropath, Inc. and the Company. With respect to the Company, the suit alleges a cause of action for negligence in connection with allegedly defective allograft bone tissue provided by defendants and allegedly implanted in plaintiff during a surgical procedure. In May, 2002, plaintiff voluntarily dismissed this action without prejudice.

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

8.    Commitments and Contingencies (continued)

      Regner v. Inland Eye & Tissue Bank of Redlands; Thacker v. Inland Eye & Tissue Banks

      The Company is a defendant with fifteen or more other defendants in two actions pending in the Superior Court for the State of California, Los Angeles County. The suits seek class action status and initially alleged causes of action based on a violation of the California Business and Professional Code, as well as a number of common law causes of action, including negligence, deceit, and intentional and negligent infliction of emotional distress. Through dismissals, either by the Court or voluntarily by plaintiffs, only the California Business and Professional Code claims, which are based on the allegation that defendants are engaging in the activity of buying or selling organs or tissue for valuable consideration or profit, and negligence claims remain with respect to both actions. It appears that plaintiffs are seeking only injunctive relief against the defendants, including the Company, with respect to their California Business and Professional Code claims. To the extent any of the other causes of action which have not been specifically alleged against the Company but which may be interpreted as applying to the Company, do in fact lie against the Company, plaintiffs are seeking damages in an unspecified amount in addition to class certification.

      Savitt v. Doheny Eye & Tissue Bank

      In July, 2002, the Company was named in an action similar to the Regner and Thacker lawsuits discussed above filed in Los Angeles County. The Company is in the process of assessing the claims against it and has not yet responded to the action.

      Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. It is possible that the results of operations or liquidity and capital resources of the Company could be adversely affected by the ultimate outcome of the pending litigation or as a result of the costs of contesting such lawsuits. The Company is currently unable to estimate the ultimate liability, if any, that may result from the pending litigation and, accordingly, no material provision for any liability (except for accrued legal costs for services previously rendered) has been made for such pending litigation in the consolidated financial statements. When the Company is reasonably able to determine the probable minimum or ultimate liability, if any, that may result from any of the pending litigation, the Company will record a provision for such liability to the extent not covered by insurance.

9.    Stockholders' Equity

      Common Stock

      In May, 2002, the Company completed the sale of 2.8 million shares of its common stock representing approximately 19.8% of the then outstanding shares of common stock at $6.25 per share to a small group of investors in a private placement transaction. The resale of these shares were registered with the Securities and Exchange Commission in May, 2002. The Company recognized net proceeds of $15,884,000 after deducting the fees and expenses of the transaction.

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

9.    Stockholders' Equity (continued)

      Preferred Stock

      On April 4, 2002, the Company reduced the number of authorized shares of preferred stock to 5,000,000 shares from 5,675,595 shares. In accordance with the Company's Restated Certificate of Incorporation, these 675,595 shares were previously converted to common stock, and therefore are no longer available for issuance.

10.   Foreign Net Operating Loss Carryforwards

      In the second quarter of 2002, the Company utilized approximately $2,000,000 of its historical net operating loss carryforwards relating to its subsidiary in The Netherlands. Such net operating loss carryforwards were utilized against the Company's tax gain on the foreign portion of the gain on the sale of the PolyActive(TM) polymer biomaterial technology and patents, the tax gain on the sale of the Company's operations in The Netherlands and earnings from operations in 2002. Utilization of these net operating loss carryforwards had no impact on the Company's operating results, since the tax effect of approximately $680,000 of such carryforwards had been fully reserved with an equal valuation allowance because in prior periods realization of the future tax benefits was uncertain.

11.   Comprehensive Income

      Comprehensive income for the three-month and six-month periods ended June 30, 2002 and 2001 were as follows:

                                     Three months ended       Six months ended
                                           June 30,               June 30,
                                     ------------------------------------------

(in thousands)                         2002       2001        2002       2001
-------------------------------------------------------------------------------

Net income (loss)                    $    320   $ (2,130)   $    706   $ (2,437)

Currency translation adjustments          556        (26)        457       (434)
-------------------------------------------------------------------------------

Comprehensive income (loss)          $    876   $ (2,156)   $  1,163   $ (2,871)
===============================================================================

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

12.   Earnings (Loss) Per Share

      The following table sets forth the computation of basic and diluted earnings (loss) per share for the three-month and six-month periods ended June 30, 2002 and 2001:

                                                   Three Months Ended               Six Months Ended
                                                         June 30,                       June 30,
                                               ----------------------------------------------------------
(dollars in thousands
 except per share data)                            2002           2001            2002           2001
---------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations       $        234   $     (2,124)   $        613   $     (2,412)
Discontinued operations                                  86             (6)             93            (25)
                                               ----------------------------------------------------------
Net income (loss) available to
    common shareholders                        $        320   $     (2,130)   $        706   $     (2,437)
                                               ==========================================================

---------------------------------------------------------------------------------------------------------
Denominator for basic earnings  (loss)
    per share, weighted average common
    shares outstanding                           15,521,088     14,011,886      14,818,770     14,006,241
Effect of dilutive securities, stock options        343,253                        381,822
                                               ----------------------------------------------------------
Denominator for diluted earnings (loss)
    per share                                    15,864,341     14,011,886      15,200,592     14,006,241
                                               ==========================================================

---------------------------------------------------------------------------------------------------------
Basic earnings (loss) per share:
    Income (loss) from continuing operations   $        .01   $       (.15)   $        .04   $       (.17)
    Discontinued operations                             .01                            .01
                                               ----------------------------------------------------------
    Net income (loss)                          $        .02   $       (.15)   $        .05   $       (.17)
                                               ==========================================================

---------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share:
    Income (loss) from continuing operations   $        .01   $       (.15)   $        .04   $       (.17)
    Discontinued operations                             .01                            .01
                                               ----------------------------------------------------------
    Net income (loss)                          $        .02   $       (.15)   $        .05   $       (.17)
                                               ==========================================================

---------------------------------------------------------------------------------------------------------

      In 2001, common equivalent shares, consisting solely of stock options, are excluded from the calculation of diluted loss per share as their effects are antidilutive. Weighted average shares issuable upon the exercise of stock options which were not included in the calculation of diluted earnings (loss) per share were 1,182,188 and 1,053,188, and 1,839,161 and 1,774,973 for the three and six months ended June 30, 2002 and 2001, respectively. Such shares were not included because they were antidilutive.

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

13.   Operating Segments

      Summarized in the table below is financial information for our reportable segments after giving effect to the divestiture of the Company's operations in The Netherlands for the three-month and six-month periods ending June 30, 2002 and 2001:

                             Three Months Ended      Six Months Ended
                                  June 30,                June 20,
                            --------------------------------------------
(dollars in thousands)        2002        2001        2002        2001
------------------------------------------------------------------------
Revenues:
  Grafton(R) DBM Segment    $ 11,490    $  9,926    $ 23,641    $ 20,946
  Base Tissue Segment          9,612       7,998      18,047      13,584
  Other                        1,907       1,048       3,406       1,885
------------------------------------------------------------------------
  Consolidated              $ 23,009    $ 18,972    $ 45,094    $ 36,415
========================================================================
 Operating income (loss):
   Grafton(R) DBM Segment   $  2,851    $    451    $  4,516    $  2,639
   Base Tissue Segment        (2,790)     (1,586)     (2,713)     (3,042)
   Other                        (491)     (2,250)     (1,300)     (3,411)
------------------------------------------------------------------------
   Consolidated             $   (430)   $ (3,385)   $    503    $ (3,814)
========================================================================

      During the three months ended June 30, 2002 and 2001, two of our clients, MTF and ARC, in the Grafton(R) DBM and Base Tissue Segments together accounted for 61% and 76%, respectively, of consolidated net revenues. For the six months ended June 30, 2002 and 2001, these same two clients accounted for 62% and 83%, respectively, of consolidated net revenues.

14.   Reclassifications

      Certain prior year amounts have been reclassified to conform to the 2002 presentation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information contained herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Some of the matters set forth in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2001 constitute cautionary statements identifying factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

Results of Operations

Critical Accounting Policies and Estimates

In December, 2001, the Securities and Exchange Commission issued Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." Critical accounting policies are those that involve subjective or complex judgments, often as a result of the need to make estimates. The following areas all require the use of judgments and estimates: product returns, bad debts, inventories, deferred processing costs, intangible assets, income taxes and contingencies and litigation. Estimates in each of these areas are based on historical experience and various assumptions that we believe are appropriate. Actual results may differ from these estimates. Our accounting practices are discussed in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of "Notes to Consolidated Financial Statements" in our Annual Report on Form 10-K for the year ended December 31, 2001.

Income from Continuing Operations

Consolidated income from continuing operations was $234,000 or $.01 diluted earnings per share and $613,000 or $.04 diluted earnings per share for the three and six months ended June 30, 2002, respectively, compared to a consolidated loss from continuing operations of $2,124,000 or $.15 diluted loss per share and $2,412,000 or $.17 diluted loss per share in the same respective periods last year. Both the three and six months ended June 30, 2002 include an after tax charge of $1,071,000 or $.07 diluted loss per share associated with the Medtronic litigation settlement and an after tax gain of $830,000 or $.05 diluted earnings per share related to the sale of the PolyActive(TM) polymer biomaterial technology and patents to IsoTis BV. Both the three and six months ended June 30, 2001 included a charge of $1,107,000, net of tax, or $.08 diluted net loss per share, primarily to establish reserves for excess inventory and instrumentation associated with spinal implant systems.

Discontinued Operations

On July 10, 2002, we completed the sale of the business and substantially all of the assets, including the assumption of certain liabilities, of our operations in Leiden, The Netherlands for $1,000,000 in cash and a non-interest bearing note with a face value of $1,500,000, which we will discount based on the acquirer's incremental borrowing rate 5.75%. These operations represent our ceramic and titanium plasma spray coating services and products. We recognized a loss on the sale of this business of $291,000 in the second quarter of 2002. Revenues from this business were $1,135,000 and $609,000 for the three months ended June 30, 2002 and 2001, respectively, and $1,630,000 and $1,119,000 for the six months ended June 30, 2002 and 2001, respectively. The business had net income of $377,000 and $384,000 for the three and six months ended June 30, 2002, respectively, compared to a net loss of $6,000 and $25,000 in the corresponding periods in 2001.

Net Income (Loss)

Consolidated net income in the second quarter of 2002 was $320,000 or $.02 diluted net income per share compared to a consolidated net loss of $2,130,000 or $.15 diluted net loss per share in the second quarter of 2001. Consolidated net income for the six months ended June 30, 2002 was $706,000 or $.05 diluted net income per share compared to a consolidated net loss of $2,437,000 or $.17 diluted net loss per share for the six months ended June 30, 2001.

The following is a discussion of factors affecting results of continuing operations after giving effect to the divestiture of the operations of our subsidiary in The Netherlands for the three-month and six-month periods ended June 30, 2002 and 2001.

Net Revenues

Consolidated net revenues increased 21% in the second quarter of 2002 to $23,009,000, compared to consolidated revenues of $18,972,000 in the corresponding period in 2001. The increase in 2002 was principally due to higher revenues in all segments primarily as a result of increased unit volume, and to a lesser extent, as a result of price increases effective January 1, 2002. Domestic net revenues increased 21% in the second quarter of 2002 to $21,836,000 from $18,063,000 in the corresponding period in 2001. The increase in domestic revenues was due primarily to increased unit volume in Grafton(R) DBM, bio-implants and spinal metal implants and increased pricing in Grafton(R) DBM and bio-implants, partially offset by a 10% decrease in base allograft tissue processing revenue due to a 4% decrease in the number of donors processed in the second quarter of 2002 compared to the second quarter of 2001. Foreign-based revenues increased 29% to $1,173,000 in the second quarter of 2002 from $909,000 in the same period in 2001. The increase in foreign-based revenues was primarily as a result of increased unit sales volume in all product lines.

Consolidated net revenues increased 24% for the six months ended June 30, 2002 to $45,094,000, compared to consolidated revenues of $36,415,000 in the corresponding period in 2001. The increase in 2002 was principally due to higher revenues in all segments primarily as a result of increased unit volume, and to a lesser extent, as a result of price increases effective January 1, 2002. Domestic net revenues increased 24% in the six months ended June 30, 2002 to $42,723,000 from $34,375,000 in the corresponding period in 2001. The increase in domestic revenues was due primarily to increased unit volume in Grafton(R) DBM, bio-implants and spinal metal implants and increased pricing in Grafton(R) DBM and bio-implants, partially offset by an 11% decrease in base allograft tissue processing revenue due to a 7% decrease in the number of donors processed in 2002 compared to 2001. Foreign-based revenues increased 16% to $2,371,000 in the six months ended June 30, 2002 from $2,040,000 in the same period in 2001. The increase in foreign-based revenues was due to increased unit sales volume in principally all product lines.

Grafton(R) Demineralized Bone Matrix ("DBM") Segment, or Grafton(R) DBM Segment, revenues were $11,490,000 in the second quarter of 2002, an increase of 16% from revenues of $9,926,000 in the same period in 2001. Grafton(R) DBM Segment revenues increased $2,695,000 or 13% to $23,641,000 in the six months ended June 30, 2002 from $20,946,000 in the six months ended June 30, 2001. Domestic Grafton(R)

DBM Segment revenues increased 16% to $11,133,000 in the second quarter of 2002 compared to the prior year period and increased 13% to $22,660,000 in the six months ended June 30, 2002 compared to the same period in 2001. Domestic Grafton(R) DBM revenues increased due to increased unit sales volume and the effects of a January 1, 2002 price increase. Foreign-based Grafton(R) DBM revenues were relatively flat in the second quarter of 2002 and in the six months ended June 30, 2002 compared to the corresponding periods in the prior year due to the restructuring of our distribution network in certain European countries. The recent appointment of DePuy International, LTD as a sales agent to represent Grafton(R) DBM in a number of key European markets represents an important step toward completing this restructuring.

Base Tissue Segment revenues increased 20% to $9,612,000 in the second quarter of 2002 from $7,998,000 in the corresponding period in 2001. The increase is principally the result of a 58% increase in bio-implant revenues, partially offset by a 10% decrease in base allograft tissue processing revenues resulting from a 4% decline in donors processed for our clients. Base Tissue Segment revenues increased 33% in the six months ended June 30, 2002 compared to the same period in 2001, principally as a result of a 103% increase in bio-implant revenues, partially offset by an 11% decrease in base allograft tissue processing revenues resulting primarily from a 7% decline in donors processed for our clients. The increase in bio-implant revenues is primarily due to increased unit volume in 2002 compared to 2001 when several bio-implant tissue forms were in a launch mode, the ability to charge higher unit sale prices as a result of our direct distribution of the majority of those units to hospitals, and the effects of a January 1, 2002 price increase.

Revenue from other product lines increased 82% in the second quarter of 2002 to $1,907,000 from $1,048,000 in the same period in 2001. In the six months ended June 30, 2002, revenues from other product lines increased $1,521,000 or 81% to $3,406,000 from $1,885,000 in 2001. Metal spinal implant systems revenues increased 119% and 113%, and bovine tissue product revenues increased 16% and 26%, in the three and six months ended June 30, 2002, respectively, compared to the corresponding periods in 2001. The increases principally resulted from improved unit sales volume in spinal metal implant systems and bovine tissue products.

During the three months ended June 30, 2002 and 2001, two of our clients in the Grafton(R) DBM and Base Tissue Segments, the Musculoskeletal Transplant Foundation and the American Red Cross accounted for 61% and 76%, respectively, of consolidated net revenues. In the six months ended June 30, 2002 and 2001 these same two clients accounted for 62% and 83%, respectively, of consolidated net revenues. We have processing agreements with each of these clients, which expire in December, 2008 and December, 2006, respectively.

Gross Profit

Gross profit as a percentage of net revenues was relatively flat at 55% in both the second quarter of 2002 and the second quarter of 2001 and was relatively flat at 57% for the six months ended June 30, 2002 and 2001. Gross profit as a percentage of revenues in the second quarter of 2002 was positively impacted by increased revenues in substantially all product lines resulting in improved absorption of fixed costs in the processing of Grafton(R) DBM and bio-implants, offset by the under-absorption of fixed costs in base allograft tissue processing as a result of a decline in the number of donors processed, metal spinal implant product lines that have not yet achieved revenue levels sufficient to fully absorb related operational costs and expenses, and reserves of $655,000 established in June, 2001 for excess metal spinal implant inventories.

Marketing, Selling, General and Administrative Expenses

Marketing, selling, general and administrative expenses decreased 19% in the second quarter 2002 to $10,311,000 from $12,713,000 in the corresponding period in 2001 and decreased 4% in the six months ended June 30, 2002 compared to the same period in 2001. The decrease in second quarter 2002 relates mainly to decreased costs associated with our funding of the American Tissue Services Foundation, decreased legal fees as a result of the settlement/resolution of a number of our patent and other lawsuits, decreased marketing costs due to the launch in 2001 of new bio-implant tissue forms, which increased 2001 marketing costs, and in 2001 a provision of $1,190,000 for reserves primarily for excess instrument sets associated with spinal implant systems. The decrease in marketing, selling, general and administrative expenses in the six months ended June 30, 2002 compared to the same period in 2001 is due mainly to decreased costs associated with our funding of the American Tissue Services Foundation, decreased marketing costs due to the launch in 2001 of new bio-implant tissue forms, which increased 2001 marketing costs, and in 2001 a provision of $1,190,000 for reserves primarily for excess instrument sets associated with spinal implant systems, partially offset by increased legal fees.

Research and Development Expenses

Consolidated research and development expenses decreased 3% in the second quarter of 2002 to $1,085,000 from $1,117,000 in the same period in 2001, and decreased 8% in the six months ended June 30, 2002 to $1,988,000 from $2,172,000 in the six months ended June 30, 2001. The decreases in both periods were primarily related to the completion of development of bio-implant tissue forms, which were launched in 2001, and Grafton Plus(TM) DBM, which was launched in the first quarter of 2002, as well as the completion of new processing technology and packaging, which were implemented in 2001.

Litigation Settlement Charge

In April, 2002, we settled a patent lawsuit and agreed to pay an aggregate of $1,900,000 in 24 equal monthly installments, without interest. We recorded a charge of $1,785,000 related to this settlement representing the present value of the amounts due. (See Note 8 of "Notes to Condensed Consolidated Financial Statements").

Operating Income (Loss)

We incurred a consolidated operating loss in second quarter 2002 of $430,000 compared to a consolidated operating loss in second quarter 2001 of $3,385,000. Operating income for the six months ended June 30, 2002 was $503,000 compared to an operating loss of $3,814,000 in the six months ended June 30, 2001. Included in 2002 is the aforementioned litigation settlement charge of $1,785,000, while 2001 included provisions of $1,845,000 for excess inventory and instrumentation.

Grafton(R) DBM Segment operating income increased $2,400,000 in the second quarter of 2002 to $2,851,000 from $451,000 in the corresponding period in 2001. The increase results principally from an increase in gross profit margins due to increased revenue volume and improved absorption of fixed costs, decreased legal fees, lower research and development costs associated with the development of Grafton Plus(TM) DBM, which was launched in the first quarter of 2002, and decreased marketing costs. Operating income for the six months ended June 30, 2002 was $4,516,000, an increase of $1,877,000 from operating income of $2,639,000 in the six months ended June 30, 2001. The increase results principally from an increase in gross profit margins due to increased revenue volume and improved absorption of fixed costs, lower research and development costs associated with the development of Grafton Plus(TM) DBM, which was launched in the first quarter of 2002, and decreased marketing costs, partially offset by increased legal fees.

We incurred an operating loss in the Base Tissue Segment in the second quarter of 2002 of $2,790,000 compared to an operating loss of $1,586,000 in the same period in 2001. In the six months ended June 30, 2002, we incurred an operating loss of $2,713,000 compared to an operating loss of $3,042,000 in the same period in 2001. The operating loss in the second quarter and in the year to date period resulted primarily from the litigation settlement charge, increased legal fees associated with the patent lawsuits that were settled in the second quarter, and the decline in base allograft tissue processing revenue, partially offset by increased bio-implant revenues and lower costs for marketing, selling and promotional activities primarily due to incurring the costs to launch the new bio-implant tissue forms in 2001.

Operating losses associated with other revenues were $491,000 and $2,250,000 in the first quarter of 2002 and 2001, respectively. In the six months ended June 30, 2002, we incurred an operating loss of $1,300,000 compared to an operating loss of $3,411,000 in the same period in 2001. The operating loss in both periods of 2002 decreased over the operating loss in both periods of 2001 principally as a result of improved gross margins as a result of increased sales volume and a reduction in our funding of the American Tissue Services Foundation, and in 2001 reserves for excess inventory and instrumentation associated with metal spinal implant systems.

Other Income (Expense)

Interest expense, net of interest income, was $362,000 and $620,000 in the second quarter and six months ended June 30, 2002, respectively, compared to interest income, net of interest expense, of $79,000 and $262,000 in the corresponding periods in 2001. In 2002, interest expense on long-term debt, is partially offset by interest income, which is lower than historical levels as a result of a decline in interest rates and lower average cash balances available for investment. In 2001, interest income exceeded interest expense due to higher average cash balances available for investment and because the majority of our interest costs were capitalized in connection with the construction of our new allograft tissue processing facility. In late 2001, we began to charge such interest costs to earnings since the facility was substantially complete.

In May, 2002, we completed the sale of the PolyActive(TM) polymer biomaterial technology and patents to IsoTis BV for $1,000,000 in cash. We recognized a $950,000 gain on this transaction after deduction costs and expenses.

Income Tax Provision

For the three months ended June 30, 2002, we recognized an income tax benefit from continuing operations primarily due to losses incurred in our domestic operation and our ability to utilize previously unrecognized net operating loss carryforwards, which carry a full valuation allowance, to offset foreign income. In addition, we did not record an income tax provision for discontinued operations due to our ability to utilize the additional foreign net operating loss carryforwards to offset taxable income.

For the six months ended June 30, 2002, our effective income tax rate from continuing operations was 26%, as our tax provision on expected domestic income was partially offset by the utilization of foreign net operating loss carryforwards, which carry a full valuation allowance, to offset foreign income. We did not recognize an income tax provision for discontinued operations due to utilization of net operating loss carryforwards, which carry a full valuation allowance, to offset income from operations and the tax gain on the sale of our operations in The Netherlands. In the three and six month periods ended June 30, 2002, we utilized approximately $2,000,000 (tax effect of approximately $680,000) of our historical net operating loss carryforwards relating to our subsidiary in The Netherlands.

In the second quarter and six months ended June 30, 2001, we recognized a consolidated income tax benefit on our domestic losses due to our ability to carryback and carryforward these losses. No income tax benefit was recognized in 2001 for our foreign losses, principally as a result of the uncertainty of realization of such future tax benefits.

Liquidity and Capital Resources

At June 30, 2002 we had cash and cash equivalents of $15,729,000 compared to $5,192,000 at December 31, 2001. We invest excess cash in U.S. Government-backed securities and investment grade commercial paper of major U.S. corporations. Working capital increased $16,584,000 to $41,023,000 at June 30, 2002 compared to $24,439,000 at December 31, 2001. The increase resulted primarily from the sale of 2.8 million shares of common stock and proceeds from the sale of the PolyActive(TM) polymer biomaterial technology and patents.

Net cash used in operating activities was $2,199,000 in the six months ended June 30, 2002 compared to net cash provided by operations of $791,000 in the corresponding period in the prior year. The decrease resulted primarily from our continued investments in accounts receivable and deferred processing costs as a result of our direct distribution and donor recovery efforts and from reductions in accounts payable and other liabilities, partially offset by improved profitability compared to the prior year. Beginning in the second quarter of 2001, we began to distribute tissue forms directly to surgeons and hospitals. This change in distribution methodology has impacted our liquidity and cash flow. We have had to make additional investments in accounts receivables, inventories and deferred processing costs to support our direct sales efforts, and expect to make additional investments in inventory and deferred processing costs, as necessary, to support our efforts to expand direct distribution.

Cash used in investing activities decreased to $2,312,000 in the six months ended June 30, 2002 from $5,952,000 in the six months ended June 30, 2001. The decrease is principally due to a decrease in capital expenditures to $3,472,000 in 2002 from $5,766,000 in 2001 as a result of reduced spending on the construction of our new allograft tissue processing facility and due to proceeds from the sale of the PolyActive(TM) polymer biomaterial technology and patents of $1,000,000. Through June 30, 2002, we incurred $40,131,000 of capital expenditures, including capitalized interest of $1,769,000, related to our new allograft tissue processing facility, of which $19,352,000 has been funded through bank financing.

Net cash provided by financing activities was $14,894,000 in the six months ended June 30, 2002 compared to $1,628,000 in the same period in 2001. In May, 2002, we sold 2.8 million shares of common stock at a price of $6.25 and received proceeds of $15,884,000, after deducting fees and expenses of the offering. For the six months ended June 30, 2002, we made principal payments of $1,299,000 under our equipment term loan and mortgage, while in 2001 we only made principal payments under the mortgage of $88,000. Also, in the first quarter of 2001, we borrowed the remaining funds of $1,468,000 available under the equipment term loan.

We have a Credit Facility with a U.S. bank that includes: a $5,000,000 revolving line of credit, a building mortgage loan and an equipment term loan. At June 30, 2002, there were no borrowings under the revolving line of credit, $4,331,000 was outstanding under the building mortgage loan and $15,583,000 was outstanding under the equipment term loan. In June, 2002 to support the $1,900,000 due under the settlement of certain patent litigation (See Note 8 of "Notes to Condensed Consolidated Financial Statements" - "Litigation-Medtronic Sofamor Danek, Inc., Sofamor Danek L.P. and Sofamor Holdings, Inc. v. Ostectech, Inc."), we have provided an irrevocable standby letter of credit in an original amount of $1,900,000. As of June 30, 2002, the standby letter of credit has been reduced to $1,824,000.

Amounts committed under this standby letter of credit decrease over time based on a predetermined schedule concurrent with our monthly payments due under the settlement and reduce the amounts available under the revolving line of credit. As of June 30, 2002, no amounts were outstanding under the revolving line of credit and $3,176,000 was available.

In February, 2001, we entered into a distribution agreement to market a pedicle screw system and a cervical plating system. This agreement requires us to make minimum purchase commitments of $6,000,000 over the two-year period beginning on February 1, 2002. Through June 30, 2002, we purchased $3,612,000 of inventory pursuant to the commitment. We expect to purchase the remaining balance of $2,388,000 during the remainder of 2002 and in 2003.

As of June 30, 2002, there were no material changes in our contractual obligations or long-term debt from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2001. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources" in our Annual Report on Form 10-K for the year ended December 31, 2001.

We believe that our cash and cash equivalents and available lines of credit, together with anticipated future cash flows from operations, will be sufficient to meet our forecasted cash needs for the next twelve months. However, we expect to continue to make investments in our business during the remainder of the fiscal year, which we expect will deplete a portion of our cash reserves. From time to time we may seek additional funds through equity or debt financing. However, there can be no assurance that such additional funds will be available, or if available, that such funds will be available on favorable terms.

Impact of Inflation and Foreign Currency Exchange Fluctuations

Results of operations for the periods discussed above have not been materially affected by inflation or foreign currency fluctuations.

Litigation

Osteotech, Inc. is involved in various legal proceedings involving product liability and patent infringement claims. For a discussion of these matters see,
Note 8 of "Notes to Condensed Consolidated Financial Statements", PART II., ITEM
1. LEGAL PROCEEDINGS, our Annual Report on Form 10-K for the year ended December 31, 2001 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002. It is possible that our results of operations or liquidity and capital resources could be adversely affected by the ultimate outcome of the pending litigation or as a result of the costs of contesting such lawsuits.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see Item 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, in our Annual Report on Form 10-K for the year ended December 31, 2001. There have been no significant changes in our market risk exposures from the fiscal 2001 year-end.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following is a description of material developments that occurred in lawsuits reported in our Annual Report on Form 10-K for the year ended December 31, 2001 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and the disclosure of two lawsuits which arose subsequent to the previous reports. Additionally, we are a party to other litigation incidental to our business, none of which, individually or in the aggregate, are expected to have a material adverse effect.

Medtronic Sofamor Danek, Inc., Sofamor Danek L.P. and Sofamor Holdings, Inc. v. Osteotech, Inc.

In July, 1999, Medtronic Sofamor Danek, Inc., Sofamor Danek L.P. and Sofamor Danek Holdings, Inc. (collectively, "Medtronic") sued us in the United States District Court for the Western District of Tennessee alleging that certain instruments and instrument sets relating to cortical bone dowel products, including the bio-d(R) threaded cortical bone dowel and endodowel, manufactured, sold and/or otherwise distributed by us infringe on certain claims of U.S. Patent Nos. 5,741,253, 5,484,437 and 6,096,038 which are owned by Medtronic.

In April, 2002, the parties settled this lawsuit (the "Medtronic Settlement"). We agreed to pay an aggregate of $1,900,000 to Medtronic in 24 equal monthly installments, without interest, and supported by an irrevocable standby letter of credit, and to cease processing, marketing, distributing, advertising and promoting of the bio-d(R) threaded cortical bone dowel by January 31, 2003. In addition, Medtronic agreed to discontinue its participation in the lawsuit brought by the University of Florida Tissue Bank, Inc., Regeneration Technologies, Inc. ("RTI"), Sofamor Danek Group, Inc. and Sofamor Danek L.P. (see "University of Florida Tissue Bank, Inc. v. Osteotech, Inc."), neither fund nor voluntarily assist RTI or any other party to continue to pursue this suit against us, and to contact RTI, inform it of the terms of this settlement and recommend to RTI to accept the terms of this settlement in complete resolution of its suit against us.

University of Florida Tissue Bank, Inc. v. Osteotech, Inc.

In February, 1999, Southeast Tissue Alliance, formerly known as the University of Florida Tissue Bank, Inc., ("Southeast"), Regeneration Technologies, Inc. ("RTI"), Sofamor Danek Group, Inc. and Sofamor Danek L.P. filed a complaint against us in the United States District Court for the Northern District of Florida alleging that our bio-d(R) threaded cortical bone dowel and endodowel infringe on the claims of U.S. Patents Nos. 5,814,084, 4,950,296 and 6,096,081.

In April, 2002 Medtronic settled its portion of this lawsuit with us pursuant to the Medtronic Settlement discussed above. In June, 2002, Southeast and RTI settled their portions of this lawsuit with us under the same terms as the Medtronic Settlement without any additional monetary payments.

Musculoskeletal Transplant Foundation v. Osteotech, Inc.

In October, 2000, the Musculoskeletal Transplant Foundation ("MTF") and Synthes Spine Company, L.P. ("Synthes") commenced an action against us in the United States District Court for the District of New Jersey. Plaintiffs sought a declaratory judgment that their manufacture, use, sale and/or offer for sale of their demineralized bone matrix products, known as DBX(R), do not infringe on the claims of our U.S. Patent Nos. 5,290,558 and 5,284,655, and that the Patents are invalid and unenforceable.

By agreement dated June 1, 2002, the parties have settled this action. Part of the settlement was the execution of a new processing agreement between MTF and us.

Wright Medical Technology, Inc. v. Osteotech, Inc.

In June, 2001, Wright Medical Technology, Inc. ("Wright") filed a complaint against us in the United States District Court for New Jersey, which alleged claims for false advertising, and related causes of action concerning certain statements allegedly made by us regarding a FDA Warning Letter received by Wright with respect to a tissue product marketed by Wright.

On June 14, 2002, the parties settled this action. The settlement of this action did not have a material impact on our results of operations or financial condition.

Condos v. Musculoskeletal Transplant Foundation

In July, 2000, we were served with an action brought in the United States District Court for the District of Utah against us and MTF. The suit alleged causes of action for strict liability, breach of implied warranty and negligence arising from allegedly defective allograft bone tissue processed and/or provided by us and MTF and allegedly implanted into plaintiff, Chris Condos during two spinal surgeries. Plaintiffs, which include Mr. Condos's family members, demanded monetary damages in an unspecified amount. In February, 2002, we moved for summary judgment in our favor on all claims asserted against us. Defendant MTF sought the same relief. On July 8, 2002, the Court entered an order granting the summary judgment motions brought by us and MTF in their entirety and dismissed all claims against us and MTF in this action. On July 26, 2002, plaintiffs filed a notice of appeal with the United States Tenth Circuit Court of Appeals.

Scroggins v. Zimmer Holdings, Inc.

On or about June 24, 2002, we received a complaint filed in the United States District Court for the Eastern District of Louisiana against numerous defendants. The complaint alleges that plaintiff received defective medical hardware in connection with a certain hip replacement procedure in May, 1992, and that such hardware was manufactured or distributed by certain of the defendants. The procedure involved the use of allogaft bone tissue processed by us and provided by one of our clients. We are assessing the claims against us and have not yet responded to the complaint.

We maintain a general liability insurance policy and has notified the insurance company of this action. The insurance company has agreed to defend the action.

Younger v. Hayes Medical Center, Inc.

In April, 2001, we were served in an action brought in the Twentieth Judicial District Court in Ellis County, Kansas against Hayes Medical Center, Inc., MTF, Metropath, Inc. and us. The suit alleges against us a cause of action for negligence in connection with allegedly defective allograft bone tissue provided by defendants and allegedly implanted in plaintiff during a surgical procedure. In May, 2002, plaintiff voluntarily dismissed this action without prejudice.

Regner v. Inland Eye & Tissue Bank of Redlands; Thacker v. Inland Eye & Tissue Banks

We are a defendant with fifteen or more other defendants in two actions pending in the Superior Court for the State of California, Los Angeles County. The suits seek class action status and initially alleged causes of action based on a violation of the California Business and Professional Code, as well as a number of common law causes of action, including negligence, deceit, and intentional and negligent infliction of emotional distress. Through dismissals, either by the Court or voluntarily by plaintiffs, only the California Business and Professional Code claims, which are based on the allegation that defendants are engaging in the activity of buying or selling organs or tissue for valuable consideration or profit, and negligence claims remain with respect to both actions. It appears that plaintiffs are seeking only injunctive relief against the defendants, including us, with respect to their California Business and Professional Code claims. To the extent any of the other causes of action which have not been specifically alleged against us but which may be interpreted as applying to us, do in fact lie against us, plaintiffs are seeking damages in an unspecified amount in addition to class certification.

Savitt v. Doheny Eye & Tissue Bank

In July, 2002, we were named in an action similar to the Regner and Thacker lawsuits discussed above filed in Los Angeles County. We are in the process of assessing the claims against us and have not yet responded to the action.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

On May 17, 2002, we sold 2.8 million shares of our common stock to 14 "accredited investors" (as that term is defined in Rule 501(a) under the Securities Act of 1933 (the "Securities Act")) in an unregistered private placement. Such private placement was exempt from the registration requirements of Section 5 of the Securities Act pursuant to the exemption contained in
Section 4(2) of the Securities Act and Rule 506 under the Securities Act. Bear Stearns & Co. Inc. acted as placement agent for this private placement. The aggregate offering price for the securities sold was $17.5 million, the aggregate commissions paid to the placement agent were $1.225 million and the aggregate expenses of the placement agent for which we reimbursed the placement agent were $145,000. In claiming the exemption from registration provided by
Section 4(2) and Rule 506 described above, we relied on the following facts: (i) the offering was made only to a select group of investors, (ii) all of the purchasers were accredited investors, (iii) no general solicitation or general advertising was conducted in connection with the offering, (iv) all of the purchasers represented that they were purchasing the shares for their own account and not with a view towards distribution and (iv) all of the purchasers agreed that they cannot resell their shares without registration under the Securities Act or an exemption therefrom.

On May 17, 2002 we obtained the effectiveness of a registration statement on Form S-3, which registers the resale of the shares sold in this private placement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   An annual meeting of stockholders was held on June 13, 2002.

(b) The matters voted upon at the annual meeting and the results of the voting are set forth below:

      With respect to the election of Directors of Osteotech, the persons named below were elected at the annual meeting to serve a term of one year or until the next annual meeting of stockholders. They constitute the entire board of directors of the Company. Each received the following number of votes:

         Director                             For                  Withheld
      --------------------------------------------------------------------------
         Richard W. Bauer                   9,901,552              2,516,218
         Kenneth P. Fallon, III            11,032,663              1,385,107
         Michael J. Jeffries                9,899,884              2,517,886
         Donald D. Johnston                11,035,906              1,381,864
         John Phillip Kostuik, M.D.        11,037,213              1,380,557
         Stephen J. Sogin, Ph.D.           12,309,938                107,832

      ii) With respect to a proposal to increase the number of authorized shares of Common Stock which may be issued under Osteotech's 1994 Employee Stock Purchase Plan by 200,000 shares to 575,000 shares, the stockholders voted 11,707,057 shares in favor, 428,526 shares against and 282,187 shares abstained. Broker non-votes were not applicable. This proposal received the vote required by Delaware General Corporation Law and the Company's by-laws for approval (i.e. affirmative vote of a majority of the shares of common stock present at the meeting and entitled to vote on the proposal).

      iii) With respect to a proposal to ratify the appointment of PricewaterhouseCoopers LLP as Osteotech's independent auditors for the fiscal year ending December 31, 2002, the stockholders voted 12,347,697 shares in favor, 58,066 shares against and 12,007 shares abstained. Broker non-votes were not applicable. This proposal received the vote required by Delaware General Corporation Law and the Company's by-laws for approval (i.e. affirmative vote of a majority of the shares of common stock present at the meeting and entitled to vote on the proposal).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits (numbered in accordance with Item 601 of Regulation S-K)

      Exhibit                                                             Page
      Number  Description                                                 Number
      ------  -----------                                                 ------

      3.4     Certificate of Retirement and Prohibition of Reissuance       E-1
              of Shares of Osteotech, Inc., dated April 4, 2002.

      10.56   Settlement Agreement and Release by and among Osteotech,      E-2
              Inc. and Osteotech Investment Corporation, the
              Musculoskeletal Transplant Foundation, and Synthes Spine
              Company, L.P., dated as of June 1, 2002. []

      10.57   Second Amended and Restated Processing Agreement by and       E-9
              among Musculoskeletal Transplant Foundation, Biocon,
              Inc., and Osteotech, Inc. dated as of June 1, 2002. []

      10.58   License Agreement by and among Osteotech, Inc.,               E-61
              Osteotech Investment Corporation, Musculoskeletal
              Transplant Foundation, Biocon, Inc., and Synthes Spine
              Company, L.P., dated as of June 1, 2002. []

      10.59   Asset Purchase Agreement between Cam Implants B.V. and        E-85
              Cam Acquisition B.V. dated July 10, 2002 []

      10.60   Settlement Agreement between Medtronic, Inc., on behalf      E-210
              of itself and as owner, directly or indirectly, of Medtronic Sofamor Danek, Inc. (formerly known as Sofamor
              Danek Group, Inc.), Sofamor Danek Holdings, Inc.,
              Medtronic Sofamor Danek USA, Inc., SDGI Holdings, Inc., and Sofamor Danek L.P. and Osteotech, Inc., effective
              May 15, 2002.

      99.1    Certification Pursuant to 18 U.S.C. Section 1350, as         E-219
              Adopted Pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002

      99.2    Certification Pursuant to 18 U.S.C. Section 1350, as         E-220
              Adopted Pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002

      [] Copy omits information for which confidential treatment has been requested.

(b)   Reports on Form 8-K

      On June 26, 2002, we filed with the Commission a Current Report on Form 8-K to announce that on June 25, 2002 we settled the patent lawsuit that was brought by Regeneration Technologies, Inc. and Southeast Tissue Alliance, Inc. (formerly known as University of Florida Tissue Bank). This lawsuit is related to the bone dowel instrumentation patent lawsuit with Medtronic, Inc., which lawsuit the Company announced on April 30, 2002 had been settled.

      On June 18, 2002, we filed with the Commission a Current Report on Form 8-K to announce that we settled a lawsuit brought against us by Wright Medical Technology, Inc.

      On June 12, 2002, we filed with the Commission a Current Report on Form 8-K to announce that effective June 1, 2002, we entered into (i) an agreement to settle the lawsuit with MTF and Synthes, (ii) a Second Amended and Restated Processing Agreement with Musculoskeletal Transplant Foundation and its parent, Biocon Inc. (collectively "MTF"), and (iii) a License Agreement (the "License Agreement") with MTF and Synthes Spine Company, L.P. ("Synthes").

      On May 20, 2002, we filed with the Commission a Current Report on Form 8-K to announce that we completed the previously announced sale of 2.8 million shares of our Common Stock at a price of $6.25 per share ($17.5 million in the aggregate) in a private placement transaction.

      On May 9, 2002, we filed with the Commission a Current Report on Form 8-K to announce that we had entered into agreements to sell 2.8 million shares of our Common Stock at a price of $6.25 per share ($17.5 million in the aggregate) to a small group of institutional investors in a private placement transaction.

      On May 1, 2002, we filed with the Commission a Current Report on Form 8-K to announce that we had settled the patent lawsuit with Medtronic Sofamor Danek Inc., Sofamor Danek L.P. and Sofamor Danek Holdings, Inc, and have separately agreed to sell our PolyActive(TM) patents to IsoTis BV for $1.0 million.

      On April 9, 2002, we filed with the Commission a Current Report on Form 8-K to announce that on April 4, 2002, the court issued an order construing disputed patent claims in the Medtronic Sofamor Danek Inc., Sofamor Danek L.P. and Sofamor Danek Holdings, Inc., or collectively, Medtronic, v. Osteotech, Inc. lawsuit. We also announced that the American National Red Cross, or ARC, recently notified us that a plaintiff had brought an action against it for negligence relating to ARC's distribution of certain Grafton(R)DBM putty that was allegedly implanted in the plaintiff during a surgical procedure.

      On April 2, 2002, we filed with the Commission a Current Report on Form 8-K to announce that our French subsidiary, OST Developpement SA, or OST, has entered into a seven year exclusive contractual collaboration with the federal agency of the Republic of Bulgaria responsible for transplant recovery and management. Under this agreement, the Bulgarian Federal Agency for Transplant Management, which is responsible for developing and overseeing all activities related to the recovery, processing and allocation of human organs, tissues, cells and biomaterials for transplantation, will work exclusively with OST in this field. OST is responsible for the recovery and processing of these tissues, cells and biomaterials as well as the allocation and distribution of these anatomical gifts throughout Europe and the rest of the world.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Osteotech, Inc.
                                        ----------------------------------------
                                        (Registrant)


Date:  August  8, 2002             By:  /S/Richard W. Bauer
                                        ----------------------------------------
                                        Richard W. Bauer
                                        President, Chief Executive Officer


Date:  August  8, 2002             By:  /S/Michael J. Jeffries
                                        ----------------------------------------
                                        Michael J. Jeffries
                                        Executive Vice President,
                                        Chief Financial Officer