Form 10-Q
period 2002-09-30
OSTEOTECH INC
filed 2002-11-15
CIK 874734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the Period Ended September 30, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

The number of shares of the registrant's common stock, $.01 par value, outstanding as of October 31, 2002 was 16,988,865.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

                        OSTEOTECH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (dollars in thousands)

                                                                        September 30,      December 31,
                                                                             2002              2001
-------------------------------------------------------------------------------------------------------
ASSETS
-------------------------------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                               $  14,990         $   5,192
  Short-term investments                                                      3,948
  Accounts receivable, net                                                    9,653            15,093
  Deferred processing costs                                                  15,736            11,165
  Inventories                                                                 7,073             8,803
  Deferred income taxes                                                       3,611             2,002
  Prepaid expenses and other current assets                                   2,063             2,025
                                                                          -----------------------------
        Total current assets                                                 57,074            44,280

Property, plant and equipment, net                                           55,114            56,736
Goodwill, net of accumulated amortization of $404 in 2002 and
        $2,477 in 2001                                                        1,669             2,910
Other assets                                                                  5,026             3,318
-------------------------------------------------------------------------------------------------------
        Total assets                                                      $ 118,883         $ 107,244
=======================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable and accrued liabilities                                $  12,852         $  17,311
  Current maturities of long-term debt                                        2,661             2,530
                                                                          -----------------------------
        Total current liabilities                                            15,513            19,841

Long-term debt                                                               16,587            18,683
Other liabilities                                                               658               934
-------------------------------------------------------------------------------------------------------
        Total liabilities                                                    32,758            39,458
-------------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares authorized;
         no shares issued or outstanding
     Common stock, $.01 par value; 70,000,000 shares authorized;
         issued and outstanding 16,987,615 shares in 2002
         and 14,098,264 shares in 2001                                          170               140
     Additional paid-in capital                                              63,250            47,076
     Accumulated other comprehensive loss                                      (231)             (653)
     Retained earnings                                                       22,936            21,223
-------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                           86,125            67,786
-------------------------------------------------------------------------------------------------------
        Total liabilities and stockholders' equity                        $ 118,883         $ 107,244
=======================================================================================================

See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                  (dollars in thousands, except per share data)

                                                                   Three Months                          Nine Months
                                                               Ended September 30,                   Ended September 30,
                                                         -------------------------------       -------------------------------
                                                                 2002               2001               2002               2001
------------------------------------------------------------------------------------------------------------------------------
Net revenues:
  Service                                                $     18,190       $     17,957       $     59,878       $     52,487
  Product                                                       1,501              1,161              4,907              3,046
                                                         ------------       ------------       ------------       ------------
                                                               19,691             19,118             64,785             55,533

Cost of services                                                9,288              7,160             26,601             20,786
Cost of products                                                3,401                613              5,366              2,660
                                                         ------------       ------------       ------------       ------------
                                                               12,689              7,773             31,967             23,446
                                                         ------------       ------------       ------------       ------------

Gross profit                                                    7,002             11,345             32,818             32,087

Marketing, selling, general and administrative                  8,309              9,673             29,849             32,057
Research and development                                        1,002              1,130              2,990              3,302
                                                         ------------       ------------       ------------       ------------
                                                                9,311             10,803             32,839             35,359

Litigation settlement charge                                                                         (1,785)
                                                         ------------       ------------       ------------       ------------

Operating income (loss)                                        (2,309)               542             (1,806)            (3,272)
Interest income (expense), net                                   (162)                92               (782)               354
Gain on sale of patents                                                                                 950
                                                         ------------       ------------       ------------       ------------

Income (loss) from continuing operations
   before income taxes                                         (2,471)               634             (1,638)            (2,918)
Income tax provision (benefit)                                 (3,478)               353             (3,258)              (787)
                                                         ------------       ------------       ------------       ------------

Income (loss) from continuing operations                        1,007                281              1,620             (2,131)
Income (loss) from discontinued operations,
   net of loss on disposal of $291 in 2002                                           (49)                93                (74)
------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                        $      1,007       $        232       $      1,713       $     (2,205)
==============================================================================================================================
Earnings (loss) per share:
     Basic:
        Income (loss) from continuing operations         $        .06       $        .02       $        .10       $       (.15)
        Discontinued operations                                                                         .01               (.01)
                                                         ------------       ------------       ------------       ------------
        Net income (loss)                                $        .06       $        .02       $        .11       $       (.16)
                                                         ============       ============       ============       ============
     Diluted:
        Income (loss) from continuing operations         $        .06       $        .02       $        .10       $       (.15)
        Discontinued operations                                                                         .01               (.01)
                                                         ------------       ------------       ------------       ------------
        Net income (loss)                                $        .06       $        .02       $        .11       $       (.16)
                                                         ============       ============       ============       ============
Shares used in computing earnings (loss) per share:
     Basic                                                 16,916,152         14,045,427         15,542,076         14,023,012
     Diluted                                               17,358,019         14,142,122         15,945,162         14,023,012

See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)

Nine Months Ended September 30,                                                      2002           2001
--------------------------------------------------------------------------------------------------------
Cash Flow From Operating Activities
    Net income (loss)                                                            $  1,713       $ (2,205)
    Adjustments to reconcile income (loss)
           to net cash provided by (used in) operating activities:
                 Depreciation and amortization                                      5,789          4,429
                 Litigation settlement charge                                       1,785
                 Deferred income taxes                                             (2,273)
                 Gain on sale of patents                                             (950)
                 Reversal of tax liability                                         (2,557)
                 Changes in current assets and liabilities:
                         Accounts receivable                                          467         (4,453)
                         Deferred processing costs                                 (4,214)        (2,780)
                         Inventories                                                1,881         (3,690)
                         Prepaid expenses and other current assets                    (52)         2,941
                         Accounts payable and other liabilities                       (68)         4,358
--------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                 1,521         (1,400)

Cash Flow From Investing Activities
    Capital expenditures                                                           (4,253)        (7,979)
    Proceeds from sale of land                                                                     1,500
    Purchases of investments                                                       (3,948)        (3,925)
    Proceeds from sale of investments                                                              3,886
    Proceeds from sale of foreign operation                                         1,000
    Proceeds from sale of patents                                                   1,000
    Other, net                                                                         81            (75)
--------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                              (6,120)        (6,593)

Cash Flow From Financing Activities
    Proceeds from issuance of common stock                                         16,204            387
    Proceeds from issuance of long-term debt                                                       1,468
    Principal payments on long-term debt                                           (1,965)          (188)
--------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                          14,239          1,667

Effect of exchange rate changes on cash                                               158             92
--------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                9,798         (6,234)
Cash and cash equivalents at beginning of period                                    5,192         10,923
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                       $ 14,990       $  4,689
========================================================================================================

Supplementary cash flow data:
    Cash paid during the period for interest, excluding amounts capitalized      $    996       $     97
    Cash paid during the period for taxes                                           1,226            962

Noncash investing activities:
     Note receivable from sale of foreign operation                              $  1,273       $

See accompanying notes to condensed consolidated financial statements

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

1.    Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals and certain non-cash charges as more fully discussed in Note 3 - "Continuing Operations - Gains/Charges") considered necessary by management to present fairly the consolidated financial position as of September 30, 2002, the consolidated results of operations for the three-month and nine-month periods ended September 30, 2002 and 2001 and the consolidated cash flows for the nine-month periods ended September 30, 2002 and 2001. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The December 31, 2001 financial information has been derived from the audited financial statements for the year ended December 31, 2001. The condensed consolidated financial statement should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001, which were included as part of Osteotech, Inc.'s (the "Company") Annual Report on Form 10-K.

2.    Recent Accounting Pronouncements

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Pursuant to the provisions of SFAS No. 142, beginning in 2002 the Company is no longer amortizing goodwill. Amortization of goodwill included in continuing operations was $33,000 and $99,000 for the three and nine months ended September 30, 2001, respectively. Discontinued operations included $63,000 and $189,000 of goodwill amortization for the three and nine months ended September 30, 2001, respectively. In addition, in accordance with the transition provisions of SFAS No. 142, the Company completed an evaluation of the carrying value of its goodwill as of January 1, 2002 and determined that there was no impact on the Company's consolidated financial statements as a result of such evaluation.

      The Company's other intangibles, which have finite lives, have carrying values of $2,005,000 and $1,854,000 as of September 30, 2002 and December 31, 2001, respectively, and are being amortized over their estimated useful lives ranging from five to ten years.

      The following table presents comparative data for the three and nine months ended September 30, 2002 and 2001 to reflect the adoption of SFAS No. 142 as of January 1, 2002:

                                                 Three Months Ended             Nine Months Ended
                                                    September 30,                 September 30,
                                              ------------------------      ------------------------
      (in thousands)                               2002           2001           2002           2001
      ----------------------------------------------------------------------------------------------
      Net income (loss) - as reported         $   1,007      $     232      $   1,713      $  (2,205)
      Add back goodwill amortization                                96                           288
                                              ------------------------------------------------------
      Net income (loss) - as adjusted         $   1,007      $     328      $   1,713      $  (1,917)
      ==============================================================================================
      Basic earnings per share:
         Net income (loss) - as reported      $     .06      $     .02      $     .11      $    (.16)
         Goodwill amortization                                                                   .02
                                              ------------------------------------------------------
         Net income (loss) - as adjusted      $     .06      $     .02      $     .11      $    (.14)
      ==============================================================================================
      Diluted earnings per share:
         Net income (loss) - as reported      $     .06      $     .02      $     .11      $    (.16)
         Goodwill amortization                                                                   .02
                                              ------------------------------------------------------
         Net income (loss) - as adjusted      $     .06      $     .02      $     .11      $    (.14)
      ==============================================================================================

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

2.    Recent Accounting Pronouncements (continued)

      In June, 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 is effective for fiscal years beginning January 1, 2003. The Company does not expect the adoption of this pronouncement to have a significant impact on its financial position, results of operations or cash flow.

3.    Continuing Operations - Gains/Charges

      2002 Gains/Charges

      In third quarter, 2002, the Company recorded pre-tax charges to costs of service and products totaling $4,079,000 primarily related to reserves for excess and obsolete metal spinal implants system inventories of $2,145,000, excess and obsolete inventories for the Company's bio-d(R) Threaded Cortical Bone Dowel of $1,094,000, which the Company has agreed to remove from the market by January 31, 2003 in connection with the patent lawsuit settlement with Medtronic earlier in 2002 (See below and Note 8 - Commitments and Contingencies - "Litigation"), and an $840,000 charge for the estimated cost to rework tissue placed in quarantine in third quarter 2002.

      In 1997, the Company recorded liabilities of $2,557,000 relating to certain tax items which were deducted in that year. In September, 2002, the Company determined the liabilities were no longer required, and therefore, recognized an income tax benefit related to releasing such liabilities.

      In May, 2002, the Company sold its PolyActive(TM) polymer biomaterials technology and patents to IsoTis BV for $1,000,000. The Company recognized a pretax gain of $950,000 in second quarter 2002 on this transaction. (See
      Note 8 - Commitments and Contingencies - "License and Option Agreement").

      In April, 2002, the Company settled the Medtronic Sofamor Danek, Inc., Sofamor Danek L.P. and Sofamor Holdings, Inc. v. Osteotech, Inc. lawsuit. The Company recorded a pretax charge of $1,785,000 related to this settlement. (See Note 8 - Commitments and Contingencies - "Litigation").

      2001 Charges

      In second quarter 2001, the Company recorded pretax charges totaling $1,845,000 of which $655,000 has been recorded as cost of product and $1,190,000 has been recorded as marketing, selling, general and administrative expense. These charges were primarily to establish reserves for excess inventory and instrumentation associated with spinal implant systems.

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

      Company discounted based on the acquirer's incremental borrowing rate of 5.75%. The note is payable in increasing amounts on a quarterly basis beginning in March, 2003 through December, 2006. The Company has retained a security interest in all assets transferred to the acquirer and received a second mortgage on the land and building the acquirer will occupy to collateralize the note. For matters arising subsequent to the date of closing, the Company has no on-going financial or operational responsibilities with respect to the acquirer.

      In addition to the net assets sold, which consist of accounts receivable, inventories and prepaids and other current assets with an aggregate value of $1,064,000, equipment with a net book value of $405,000 and current liabilities of $146,000, the Company had goodwill of $1,241,000 attributable to these operations. The Company recorded a loss of $291,000 on the sale of this business in the second quarter of 2002 to reduce the carrying value of the assets and liabilities to be sold to fair value. This loss along with the net income (loss) of this operation prior to the sale is reflected in the statements of operations as discontinued operations. Prior periods have been reclassified to conform to this presentation.

      These operations represented the Company's ceramic and titanium plasma spray coating services and products, which were previously reflected in the Company's Other segment.

      Revenues and net income (loss) on the operations sold were as follows:

                                            Three Months Ended        Nine Months Ended
                                               September 30,            September 30,
                                            -------------------------------------------
      (in thousands)                          2002       2001         2002         2001
      ---------------------------------------------------------------------------------
      Revenues                               $  --      $ 509       $1,630      $ 1,628
                                             ==========================================
      Net income (loss) from operations      $  --      $ (49)      $  384      $   (74)
      Loss on disposal                                                (291)
                                             ------------------------------------------
      Net income (loss)                      $  --      $ (49)      $   93      $   (74)
                                             ==========================================

5.    Deferred Processing Costs

      Deferred processing costs consist of the following:

                                                              September 30,   December 31,
      (in thousands)                                               2002            2001
      ------------------------------------------------------------------------------------
      Unprocessed donor tissue to be distributed
         by the Company                                         $ 2,010         $   492
      Tissue in process                                           5,664           2,936
      Processed implantable donor tissue to be distributed
         by the Company                                           6,388           5,359
      Processed implantable donor tissue held for clients         1,674           2,378
      ------------------------------------------------------------------------------------
                                                                $15,736         $11,165
      ====================================================================================

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

6.    Inventories

      Inventories consist of the following:

                                             September 30,       December 31,
      (in thousands)                              2002                2001
      -----------------------------------------------------------------------
      Supplies                                  $  293              $  245
      Raw materials                                650                 784
      Finished goods                             6,130               7,774
      -----------------------------------------------------------------------
                                                $7,073              $8,803
      =======================================================================

7.    Debt and Financing Arrangements

      The Company's Credit Facility, as amended, requires that it meet four financial ratios on a quarterly basis. As of September 30, 2002, the Company complied with three of the financial ratios, but did not comply with the fourth financial ratio, the Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") ratio. On November 13, 2002, the Company's lender waived compliance with the EBITDA ratio for the quarter ended September 30, 2002 and amended the requirements of the ratio for the succeeding four fiscal quarters. In addition, the waiver and amendment require the Company to meet a fifth financial ratio, the Quick Ratio, on a prospective basis.

      In June, 2002, the Company obtained an irrevocable standby letter of credit from its lender with which it has a $5,000,000 revolving line of credit to support the $1,900,000 ($1,504,000 is due as of September 30, 2002) due to Medtronic Sofamor Danek, Inc. pursuant to the settlement agreement in connection with the Medtronic Sofamor Danek, Inc., Sofamor Danek L.P. and Sofamor Holdings, Inc. v. Osteotech, Inc. lawsuit. (See
      Note 8 - Commitments and Contingencies - "Litigation"). The commitment under the standby letter of credit is $1,900,000, but such commitment decreases over time based on a predetermined schedule concurrent with the Company's monthly payments under the settlement. As of September 30, 2002, the standby letter of credit has been reduced to $1,610,000. The amount committed under the standby letter of credit reduces the Company's availability under its revolving line of credit. As of September 30, 2002, no amounts were outstanding under the revolving line of credit and $3,390,000 was available.

8.    Commitments and Contingencies

      Service Agreements

      On October 27, 2002, the Company and the American Red Cross ("ARC") amended their ten-year processing agreement dated January 1, 1997. The amendment, among other items, removes the requirement that ARC exclusively provide all tissue recovered by ARC to the Company for processing and, in its place, provides that ARC will provide a monthly minimum number of donors to the Company for processing.

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

8.    Commitments and Contingencies (continued)

      License and Option Agreement

      In June, 1997, the Company entered into an exclusive worldwide License and Option Agreement for its proprietary PolyActive(TM) polymer biomaterial technology and patents (collectively, the "PolyActive technology") with IsoTis BV ("IsoTis"), The Netherlands. IsoTis had an option to acquire the PolyActive technology for approximately 1,815,000 euros (approximately $1,582,000 at the March 31, 2002 exchange rate) expiring in June, 2003. On April 8, 2002, the Company amended the License and Option Agreement to reduce the option price for IsoTis to acquire the PolyActive technology to $1,000,000. In conjunction with the execution of the amendment, IsoTis elected to exercise its option to acquire the PolyActive technology. The Company has recognized a pretax gain of $950,000 upon closing this transaction in May, 2002.

      Purchase Commitment

      In February, 2001, the Company entered into an exclusive distribution agreement with Alphatec Manufacturing, Inc. ("Alphatec") to market and distribute a pedicle screw system and a cervical plating system in the United States and Canada. Pursuant to the agreement, the Company agreed to purchase $6,000,000 of inventory and instrumentation during the two-year period beginning April 1, 2002. In October, 2002, pursuant to a letter agreement, Alphatec waived the purchase commitment of $3,200,000 for the first year of the commitment period (April 1, 2002 to March 31, 2003) for a payment of $300,000. Such charge was recorded in the third quarter of 2002. The purchase commitment of $2,800,000 for the second year (April 1, 2003 to March 31, 2004) of the commitment period is still in effect.

      Litigation

      The following is a description of material developments that occurred since the filing of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 in lawsuits reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002. Additionally, the Company is party to other litigation incidental to its business, none of which, individually or in the aggregate, are expected to have a material adverse effect on the Company.

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

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

8.    Commitments and Contingencies (continued)

      In April, 2002, Medtronic and the Company settled this lawsuit (the "Medtronic Settlement"). The Company agreed to pay an aggregate of $1,900,000 to Medtronic in 24 equal monthly installments, without interest, which payment obligation is supported by an irrevocable standby letter of credit, and to cease processing, marketing, distributing, advertising and promoting the bio-d(R) Threaded Cortical Bone Dowel no later than January 31, 2003.

      The Company recorded a charge of $1,785,000 in the second quarter of 2002 representing the present value of the amounts due under the Medtronic Settlement. This charge is reflected as a litigation settlement charge in the consolidated statements of operations.

      Condos v. Musculoskeletal Transplant Foundation

      In July, 2000, the Company was served with an action brought in the United States District Court for the District of Utah against the Company and the Musculoskeletal Transplant Foundation ("MTF"). The suit alleges causes of action for strict liability, breach of implied warranty and negligence arising from allegedly defective allograft bone tissue processed and/or provided by defendants and allegedly implanted into plaintiff Chris Condos during two spinal surgeries. In October, 2002, the parties reached a provisional settlement and are awaiting the Court's approval of the terms of the settlement. The Company's portion of the provisional settlement, which was recorded in the third quarter of 2002, does not have a material impact on the Company's results of operations or financial condition.

      Criti-Cal, Inc. v. Osteotech, Inc.

      In December, 2000, Criti-Cal, Inc. commenced an action in the Superior Court for the State of California, Orange County, against the Company, Second Act Medical, Inc. and Ronald Letner. As against the Company, plaintiff alleges causes of action for breach of contract, misappropriation of trade secrets, quantum meruit and violation of the California Independent Wholesale Sales Representatives Contractual Relations Act of 1990 arising from the termination of an agreement between the Company and plaintiff. In October, 2002, the parties, including the Company, reached an agreement in principle to settle this action. The Company's portion of the settlement, which was recorded in the third quarter of 2002, does not have a material impact on the Company's results of operations or financial condition.

      "O" Company, Inc. v. Osteotech, Inc.

      In July, 1998, a complaint was filed against the Company in the Second Judicial District Court, Bernallilo County, New Mexico, which alleges negligence, strict liability, breach of warranties, negligent mis-representation, fraud and violation of the New Mexico Unfair Trade Practices Act arising from allegedly defective dental implant coating and coating services provided to plaintiff by the Company's subsidiary, Osteotech Implants BV, formerly known as CAM Implants BV. Plaintiffs are seeking monetary damages in an amount to be determined at trial. The Company successfully moved to dismiss plaintiffs' claims for negligence and strict liability. Remaining are claims for breach of warranties, negligent misrepresentation, fraud and violation of the New Mexico Unfair Trade Practices Act. As to these remaining claims, in addition to denying any and all liability, the Company had moved for summary judgment on the basis that all of the claims are barred by their applicable

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

8.    Commitments and Contingencies (continued)

      statutes of limitations. After discovery on matters relating to the statute of limitations issue, the Company's summary judgment motion was submitted. On October 22, 2002, the court issued a memorandum opinion and order denying the Company's motion for summary judgment and plaintiffs' cross-motion for summary judgment. Discovery on the merits of the plaintiffs' case and scope of alleged damages, if any, will now commence.

      The Company believes that the claims made against it in this action are without merit and will continue to vigorously defend against such claims.

      Hardman v. Nussbaum

      The American National Red Cross ("ARC") notified the Company in the first quarter of this year that a plaintiff had brought an action against it for negligence relating to ARC's distribution of certain Grafton(R) DBM Putty that was allegedly implanted in the plaintiff, Larry Hardman, during a surgical procedure. On September 9, 2002, ARC notified the Company that plaintiff intended to name the Company as a defendant in the Los Angeles Superior Court action, however, the plaintiff has not yet served the Company with a complaint. Until such time as the Company is served with the complaint, the Company cannot evaluate the merits of this action.

      Scroggins v. Zimmer Holdings, Inc.

      On or about June 24, 2002, the Company received a complaint filed in the United States District Court for the Eastern District of Louisiana against numerous defendants, including the Company. The complaint alleges that plaintiff received defective medical hardware in connection with a certain hip replacement procedure in May, 1992, and that such hardware was manufactured or distributed by certain of the defendants. The procedure involved the use of allograft bone tissue processed by the Company and provided by one of our clients. Plaintiff alleges personal injuries and $1,000,000 in damages. The Company served its answer to the complaint on August 30, 2002, and discovery in the case is about to commence.

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

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

9.    Stockholders' Equity

      Common Stock

      In May, 2002, the Company completed the sale of 2.8 million shares of its common stock representing approximately 19.8% of the then outstanding shares of common stock at $6.25 per share to a small group of investors in a private placement transaction. The resale of these shares were registered with the Securities and Exchange Commission in May, 2002. The Company recognized net proceeds of $15,756,000 after deducting the fees and expenses of the transaction.

      Preferred Stock

      On April 4, 2002, the Company reduced the number of authorized shares of preferred stock to 5,000,000 shares from 5,675,595 shares. In accordance with the Company's Restated Certificate of Incorporation, these 675,595 shares were previously converted to common stock, and therefore are no longer available for issuance.

10.   Foreign Net Operating Loss Carryforwards

      In the second quarter of 2002, the Company utilized approximately $2,000,000 of its historical net operating loss carryforwards relating to its subsidiary in The Netherlands. Such net operating loss carryforwards were utilized against the Company's tax gain on the foreign portion of the gain on the sale of the PolyActive(TM) polymer biomaterial technology and patents, the tax gain on the sale of the Company's operations in The Netherlands and earnings from operations in 2002. Utilization of these net operating loss carryforwards, which were recorded subject to a full valuation allowance in prior periods, resulted in a reduction of approximately $680,000 to income taxes otherwise payable in The Netherlands.

11.   Comprehensive Income

      Comprehensive income for the three-month and nine-month periods ended September 30, 2002 and 2001 were as follows:

                                            Three months ended         Nine months ended
                                               September 30,             September 30,
                                            ---------------------------------------------

      (in thousands)                           2002       2001         2002          2001
      -----------------------------------------------------------------------------------
      Net income (loss)                     $ 1,007       $232      $ 1,713       $(2,205)

      Currency translation adjustments          (35)       319          422          (115)
      -----------------------------------------------------------------------------------

      Comprehensive income (loss)           $   972       $551      $ 2,135       $(2,320)
      ===================================================================================

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

12.   Earnings (Loss) Per Share

      The following table sets forth the computation of basic and diluted earnings (loss) per share for the three-month and nine-month periods ended September 30, 2002 and 2001:

                                                             Three Months Ended                    Nine Months Ended
                                                                September 30,                         September 30,
      (dollars in thousands
       except per share data)                                  2002              2001               2002              2001
      --------------------------------------------------------------------------------------------------------------------
      Income (loss) from continuing operations          $     1,007      $        281       $      1,620      $     (2,131)
      Discontinued operations                                                     (49)                93               (74)
                                                        ------------------------------------------------------------------
      Net income (loss) available to
          common shareholders                           $     1,007      $        232       $      1,713      $     (2,205)
                                                        ==================================================================
      --------------------------------------------------------------------------------------------------------------------
      Denominator for basic earnings  (loss)
          per share, weighted average common
          shares outstanding                             16,916,152        14,045,427         15,542,076        14,023,012
      Effect of dilutive securities, stock options          441,867            96,695            403,086
                                                        ------------------------------------------------------------------
      Denominator for diluted earnings (loss)
          per share                                      17,358,019        14,142,122         15,945,162        14,023,012
                                                        ==================================================================
      --------------------------------------------------------------------------------------------------------------------
      Basic earnings (loss) per share:
          Income (loss) from continuing operations      $       .06      $        .02       $        .10      $       (.15)
          Discontinued operations                                                                    .01              (.01)
                                                        ------------------------------------------------------------------
          Net income (loss)                             $       .06      $        .02       $        .11      $       (.16)
                                                        ==================================================================
      --------------------------------------------------------------------------------------------------------------------
      Diluted earnings (loss) per share:
          Income (loss) from continuing operations      $       .06      $        .02       $        .10      $       (.15)
          Discontinued operations                                                                    .01              (.01)
                                                        ------------------------------------------------------------------
          Net income (loss)                             $       .06      $        .02       $        .11      $       (.16)
                                                        ==================================================================
      --------------------------------------------------------------------------------------------------------------------

      For the nine months ended September 30, 2001, common equivalent shares, consisting solely of stock options, are excluded from the calculation of diluted loss per share as their effects are antidilutive. Weighted average shares issuable upon the exercise of stock options which were not included in the calculation of diluted earnings (loss) per share were 1,144,288 and 1,846,580, and 1,062,133 and 1,795,307 for the three and nine months ended September 30, 2002 and 2001, respectively. Such shares were not included because they were antidilutive.

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

13.   Operating Segments

      Summarized in the table below is financial information for our reportable segments after giving effect to the divestiture of the Company's operations in The Netherlands for the three-month and nine-month periods ending September 30, 2002 and 2001:

                                        Three Months Ended             Nine Months Ended
                                           September 30,                  September 30,
                                     -----------------------------------------------------
      (dollars in thousands)             2002           2001           2002           2001
      ------------------------------------------------------------------------------------
      Revenues:
        Grafton(R) DBM Segment       $ 10,917       $ 11,012       $ 34,558       $ 31,958
        Base Tissue Segment             7,273          6,945         25,320         20,529
        Other                           1,501          1,161          4,907          3,046
      ------------------------------------------------------------------------------------
        Consolidated                 $ 19,691       $ 19,118       $ 64,785       $ 55,533
      ====================================================================================
      Operating income (loss):
         Grafton(R) DBM Segment      $  3,647       $  2,033       $  8,163       $  4,672
         Base Tissue Segment           (2,914)          (628)        (5,627)        (3,670)
         Other                         (3,042)          (863)        (4,342)        (4,274)
      ------------------------------------------------------------------------------------
         Consolidated                $ (2,309)      $    542       $ (1,806)      $ (3,272)
      ====================================================================================

      Two of our clients, MTF and ARC, in the Grafton(R) DBM and Base Tissue Segments together accounted for 55% and 74% of consolidated net revenues during the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, these same two clients accounted for 60% and 80%, respectively, of consolidated net revenues.

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

FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

Temporary Suspension of Base Tissue Segment Processing

On September 30, 2002, we announced that we had voluntarily and temporarily suspended Base Tissue Segment processing due to a higher than normal finished product sterility failures, which occurred in our Eatontown facility, and subsequently, in our Shrewsbury facility. Although all such tissue was tested and found sterile, as a precaution, we also initiated a voluntary retrieval of certain tissue from 15 whole donors and five individual pieces of tissue from five different donors that had previously been shipped to clients. On October 9, 2002, we announced that we had restarted Base Tissue Segment processing in our Shrewsbury facility, and announced on October 29, 2002 that we began processing Grafton(R) DBM in our Eatontown facility the week of October 21, 2002. We expect to begin partial Base Tissue Segment processing in the Eatontown facility the second half of November, 2002.

As a result of the temporary suspension of Base Tissue Segment processing, we have placed tissue processed in third quarter 2002 from 693 donors in quarantine. We expect to rework this tissue over time and invoice our clients/customers for this tissue as it is shipped. In order to successfully rework this tissue, we will need to meet certain technical, scientific and regulatory requirements. We believe that we will be able to meet such requirements and we believe we will be able to rework this tissue for the costs described below. However, there can be no certainty that we will be able to meet all such requirements, or be able to rework this tissue for such estimated costs.

These events have negatively impacted our third quarter 2002 operating results and we expect these events will also negatively impact our fourth quarter 2002 operating results. We have estimated that third quarter 2002 Base Tissue Segment revenues have been negatively impacted by $1,342,000 and we have recorded a reserve of $840,000 in third quarter 2002 for the estimated cost to rework the tissue in quarantine. We believe that fourth quarter 2002 Base Tissue Segment revenues will be negatively impacted by an estimated $1,200,000 to $2,300,000.

Results of Operations

Critical Accounting Policies and Estimates

In December, 2001, the Securities and Exchange Commission issued Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." Critical accounting policies are those that involve subjective or complex judgments, often as a result of the need to make estimates. The following areas all require the use of judgments and estimates: product returns, bad debts, inventories including purchase commitments, deferred processing costs including rework reserves, intangible assets, income taxes and contingencies and litigation. Estimates in each of these areas are based on historical experience and various assumptions that we believe are appropriate. Actual results may differ from these estimates. Our accounting practices are discussed in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of "Notes to Consolidated Financial Statements" in our Annual Report on Form 10-K for the year ended December 31, 2001.

Income from Continuing Operations

Consolidated income from continuing operations was $1,007,000 or $.06 diluted earnings per share and $1,620,000 or $.10 diluted earnings per share for the three and nine months ended September 30, 2002, respectively, compared to consolidated income from continuing operations of $281,000 or $.02 diluted earnings per share and a consolidated loss from continuing operations of $2,131,000 or $.15 diluted loss per share in the same respective periods last year. The three months ended September 30, 2002 included after tax charges of $504,000 for the estimated cost to rework the tissue from donors placed in quarantine in the third quarter of 2002 and $1,943,000 for excess and obsolete inventory related to spinal implant systems, including the bio-d(R) Threaded Cortical Bone Dowel, which we have agreed to remove from the market by January 31, 2003 in connection with a lawsuit settlement, offset by recognition of an income tax benefit of $2,557,000 related to liabilities for tax benefits recorded in 1997 that are no longer required. In addition to the items discussed above, the nine months ended September 30, 2002 include an after tax charge of $1,071,000 associated with the Medtronic litigation settlement and an after tax gain of $830,000 related to the sale of the PolyActive(TM) polymer biomaterial technology and patents to IsoTis BV. The nine months ended September 30, 2001 included a charge of $1,107,000, net of tax, primarily to establish reserves for excess inventory and instrumentation associated with spinal implant systems.

Discontinued Operations

On July 10, 2002, we completed the sale of the business and substantially all of the assets, including the assumption of certain liabilities, of our operations in Leiden, The Netherlands for $1,000,000 in cash and a non-interest bearing note with a face value of $1,500,000, which we discounted based on the acquirer's incremental borrowing rate of 5.75%. These operations represented our ceramic and titanium plasma spray coating services and products. We recognized a loss on the sale of this business of $291,000 in the second quarter of 2002. Revenues from this business were $509,000 for the three months ended September 30, 2001, and $1,630,000 and $1,628,000 for the nine months ended September 30, 2002 and 2001, respectively. The business had net income of $384,000 in 2002 through the date of sale, compared to a net loss of $49,000 and $74,000 in the three and nine months ended September 30, 2001, respectively.

Net Income (Loss)

Consolidated net income in the third quarter of 2002 was $1,007,000 or $.06 diluted net income per share compared to consolidated net income of $232,000 or $.02 diluted net income per share in the third quarter of 2001. Consolidated net income for the nine months ended September 30, 2002 was $1,713,000 or $.11 diluted net income per share compared to a consolidated net loss of $2,205,000 or $.16 diluted net loss per share for the nine months ended September 30, 2001.

The following is a discussion of factors affecting results of continuing operations after giving effect to the divestiture of the operations of our subsidiary in The Netherlands for the three-month and nine-month periods ended September 30, 2002 and 2001.

Net Revenues

Consolidated net revenues increased 3% in the third quarter of 2002 to $19,691,000, compared to consolidated revenues of $19,118,000 in the corresponding period in 2001. The increase in 2002 was principally due to higher revenues in bio-implants and in other product lines primarily as a result of increased unit volume, and to a lesser extent, as a result of price increases effective January 1, 2002, partially offset by a slight decline in Grafton(R) Segment unit volume. Revenues in the third quarter of 2002 were also negatively impacted by an estimated $1,342,000 due to the temporary suspension of Base Tissue Segment processing and by a decline in the number of donors processed. Domestic net revenues increased 3% in the third quarter of 2002 to $18,489,000 from $18,031,000 in the corresponding period in 2001. The increase in domestic revenues was due primarily to increased unit volume and increased pricing in bio-implants and spinal metal implants, partially offset by a 47% decrease in base allograft tissue processing revenue due to the temporary suspension of base tissue processing and a decrease in the number of donors processed. Foreign-based revenues increased 11% to $1,202,000 in the third quarter of 2002 from $1,087,000 in the same period in 2001. The increase in foreign-based revenues was primarily as a result of increased base tissue processing fees and increased unit sales volume in OsteoPure(TM) Femoral Head processing and bovine products, partially offset by a decline in Grafton(R) DBM unit volume due to the restructuring of our European distribution network.

Consolidated net revenues increased 17% for the nine months ended September 30, 2002 to $64,785,000, compared to consolidated revenues of $55,533,000 in the corresponding period in 2001. The increase in 2002 was principally due to higher revenues in all segments primarily as a result of increased unit volume, and to a lesser extent, as a result of price increases effective January 1, 2002. Domestic net revenues increased 16% in the nine months ended September 30, 2002 to $61,212,000 from $52,558,000 in the corresponding period in 2001. The increase in domestic revenues was due primarily to increased unit volume in Grafton(R) DBM, bio-implants and spinal metal implants and increased pricing in Grafton(R) DBM and bio-implants, partially offset by a 25% decline in base allograft tissue processing revenue due to the temporary suspension of base tissue processing and a decrease in the number of donors processed in 2002 compared to 2001. Foreign-based revenues increased 20% to $3,573,000 in the nine months ended September 30, 2002 from $2,975,000 in the same period in 2001. The increase in foreign-based revenues was due to increased unit sales volume in principally all product lines.

Grafton(R) Demineralized Bone Matrix ("DBM") Segment, or Grafton(R) DBM Segment, revenues of $10,917,000 in the third quarter of 2002 were relatively flat with revenues of $11,012,000 in the same period in 2001. Grafton(R) DBM Segment revenues increased $2,600,000 or 8% to $34,558,000 in the nine months ended September 30, 2002 from $31,958,000 in the nine months ended September 30, 2001. Domestic Grafton(R) DBM Segment revenues of $10,343,000 in the third quarter of 2002 were flat compared to revenues of $10,341,000 in the prior year period and increased 9% to $33,003,000 in the nine months ended September 30, 2002 compared to the same period in 2001. For the nine months ended September 30, 2002, domestic Grafton(R) DBM revenues increased due to increased unit sales volume and the effects of a January 1, 2002 price increase. Foreign-based Grafton(R) DBM revenues declined 14% in the third quarter of 2002 and declined 3% in the nine months ended September 30, 2002 compared to the corresponding periods in the prior year due to the restructuring of our distribution network in certain European countries.

Base Tissue Segment revenues increased 5% to $7,273,000 in the third quarter of 2002 from $6,945,000 in the corresponding period in 2001. The increase is principally the result of a 70% increase in bio-implant revenues, partially offset by a 46% decrease in base tissue processing revenues resulting from the temporary suspension of base tissue processing and a decline in donors processed for our clients. Base Tissue Segment revenues increased 23% in the nine months ended September 30, 2002 compared to the same period in 2001, principally as a result of a 91% increase in bio-implant revenues, partially offset by a 23% decrease in base tissue processing revenues resulting primarily from the temporary suspension of base tissue processing and a decline in donors processed for our clients. The increase in bio-implant revenues is primarily due to increased unit volume in 2002 compared to 2001 when several bio-implant tissue forms were in a launch mode, the ability to charge higher unit sale prices as a result of our direct distribution of principally all of those units to hospitals, and the effects of a January 1, 2002 price increase.

Revenue from other product lines increased 29% in the third quarter of 2002 to $1,501,000 from $1,161,000 in the same period in 2001. In the nine months ended September 30, 2002, revenues from other product lines increased $1,861,000 or 61% to $4,907,000 from $3,046,000 in 2001. Metal spinal implant systems revenues increased 34% and 81%, and bovine tissue product revenues increased 9% and 20%, in the three and nine months ended September 30, 2002, respectively, compared to the corresponding periods in 2001. The increases principally resulted from improved unit sales volume.

Two of our clients in the Grafton(R) DBM and Base Tissue Segments, the Musculoskeletal Transplant Foundation and the American Red Cross ("ARC"), accounted for 55% and 74% of consolidated net revenues during the three months ended September 30, 2002 and 2001, respectively. In the nine months ended September 30, 2002 and 2001 these same two clients accounted for 60% and 80%, respectively, of consolidated net revenues. We have processing agreements with each of these clients, which expire in December, 2008 and December, 2006, respectively.

On October 27, 2002, we amended our ten-year processing agreement dated January 1, 1997 with ARC. The amendment, among other items, removes the requirement that ARC exclusively provide all tissue recovered by ARC to us for processing and, in its place, provides that ARC will provide a monthly minimum number of donors to us for processing.

In October, 2002, because of a higher than normal level of complaints, we temporarily suspended the sale and distribution of the Affirm(TM) Cervical Plate system. We expect to re-initiate sales of this system in the near future. Revenues from the sale of this system were $404,000 and $58,000 in the three months ended September 30, 2002 and 2001, respectively, and were $1,133,000 and $58,000 in the nine months ended September 30, 2002 and 2001, respectively.

Gross Profit

Gross profit as a percentage of net revenues was 36% in the third quarter of 2002 compared to 59% in the third quarter of 2001 and was 51% for the nine months ended September 30, 2002 compared to 58% in the corresponding period in the prior year. Gross profit was negatively impacted for the three months and nine months ended September 30, 2002 by pre-tax charges of $4,079,000 for the estimated cost to rework the tissue from donors placed in quarantine in the third quarter of 2002 and for excess and obsolete inventory related to spinal implant systems and the decline in base tissue processing revenues due to the temporary suspension of base tissue processing and a decline in donors processed for our clients. Gross profit in 2001 was negatively impacted by reserves of $655,000 for excess and obsolete metal spinal implant inventories.

Marketing, Selling, General and Administrative Expenses

Marketing, selling, general and administrative expenses decreased 14% in the third quarter 2002 to $8,309,000 from $9,673,000 in the corresponding period in 2001 and decreased 7% to $29,849,000 in the nine months ended September 30, 2002 from $32,057,000 in the same period in 2001. The decreases in marketing, selling, general and administrative expenses in both periods relates mainly to decreased costs associated with our funding of the American Tissue Services Foundation, decreased legal fees as a result of the settlement of a number of our lawsuits, decreased marketing costs due to the launch in 2001 of new bio-implant tissue forms, which increased 2001 marketing costs, and in 2001 a provision of $1,190,000 for reserves primarily for excess instrument sets associated with spinal implant systems.

Research and Development Expenses

Consolidated research and development expenses decreased 11% in the third quarter of 2002 to $1,002,000 from $1,130,000 in the same period in 2001, and decreased 9% in the nine months ended September 30, 2002 to $2,990,000 from $3,302,000 in the nine months ended September 30, 2001. The decreases in both periods were primarily related to the completion of development of bio-implant tissue forms, which were launched in 2001, and Grafton Plus(TM) DBM, which was launched in the first quarter of 2002, as well as the completion of new processing technology and packaging, which were implemented in 2001.

Litigation Settlement Charge

In April, 2002, we settled a patent lawsuit and agreed to pay an aggregate of $1,900,000 in 24 equal monthly installments, without interest. We recorded a charge of $1,785,000 related to this settlement representing the present value of the amounts due. (See Note 8 of "Notes to Condensed Consolidated Financial Statements").

Operating Income (Loss)

We incurred a consolidated operating loss in the third quarter of 2002 of $2,309,000 compared to consolidated operating income in third quarter 2001 of $542,000. The consolidated operating loss for the nine months ended September 30, 2002 was $1,806,000 compared to a consolidated operating loss of $3,272,000 in the nine months ended September 30, 2001. Included in 2002 are reserves of $4,079,000 for the estimated costs to rework the tissue from donors quarantined in the third quarter of 2002 and for excess and obsolete inventory related to spinal implant systems, and the aforementioned litigation settlement charge of $1,785,000, while 2001 included provisions of $1,845,000 for excess inventory and instrumentation for spinal implant systems.

Grafton(R) DBM Segment operating income increased $1,614,000 in the third quarter of 2002 to $3,647,000 from $2,033,000 in the corresponding period in 2001. The increase results principally from improved absorption of fixed costs, decreased legal fees, lower research and development costs associated with the development of Grafton Plus(TM) DBM, which was launched in the first quarter of 2002, and decreased marketing and selling costs. Operating income for the nine months ended September 30, 2002 was $8,163,000, an increase of $3,491,000 from operating income of $4,672,000 in the nine months ended September 30, 2001. The increase results principally from an increase in gross profit margins due to increased revenue volume and improved absorption of fixed costs, decreased legal fees, and lower research and development costs associated with the development of Grafton Plus(TM) DBM, which was launched in the first quarter of 2002.

We incurred an operating loss in the Base Tissue Segment in the third quarter of 2002 of $2,914,000 compared to an operating loss of $628,000 in the same period in 2001. In the nine months ended September 30, 2002, we incurred an operating loss of $5,627,000 compared to an operating loss of $3,670,000 in the same period in 2001. The operating loss in the third quarter and in the nine months ended September 30, 2002 resulted primarily from the litigation settlement charge, reserves of $840,000 for the estimated cost to rework the tissue for donors placed in quarantine and $1,094,000 for excess and obsolete bio-d(R) Threaded Cortical Bone Dowel inventory, increased legal fees associated with the patent lawsuits that were settled in the second quarter, and the decline in base allograft tissue processing revenue, partially offset by increased bio-implant revenues and lower costs for marketing, selling and promotional activities primarily due to incurring the costs to launch the new bio-implant tissue forms in 2001.

Operating losses associated with other revenues were $3,042,000 and $863,000 in the third quarter of 2002 and 2001, respectively. In the nine months ended September 30, 2002, we incurred an operating loss of $4,342,000 compared to an operating loss of $4,274,000 in the same period in 2001. The operating loss in both periods of 2002 is principally due to $2,145,000 of reserves for excess and obsolete inventories and product lines that have not achieved revenue levels sufficient to absorb fixed costs, partially offset by a reduction in our funding of the American Tissue Services Foundation. The operating loss in 2001 included reserves of $1,020,000 for excess inventory and instrumentation associated with metal spinal implant systems.

Other Income (Expense)

Interest expense, net of interest income, was $162,000 and $782,000 in the third quarter and nine months ended September 30, 2002, respectively, compared to interest income, net of interest expense, of $92,000 and $354,000 in the corresponding periods in 2001. In 2002, interest expense on long-term debt, is partially offset by interest income, which is lower than historical levels as a result of a decline in interest rates and lower average cash balances available for investment. In 2001, interest income exceeded interest expense due to higher average cash balances available for investment and because the majority of our interest costs were capitalized in connection with the construction of our new allograft tissue processing facility. In late 2001, we began to charge such interest costs to earnings since the facility was substantially complete.

In May, 2002, we completed the sale of the PolyActive(TM) polymer biomaterial technology and patents to IsoTis BV for $1,000,000 in cash. We recognized a $950,000 gain on this transaction after deducting costs and expenses.

Income Tax Provision

For the three months and nine months ended September 30, 2002, we recognized an income tax benefit from continuing operations primarily due to losses incurred in our domestic operation and our ability to utilize previously unrecognized net operating loss carryforwards, which carry a full valuation allowance, to offset foreign income and the reversal of liabilities for previously deferred income tax benefits of $2,557,000 that are no longer required. In addition, we did not record an income tax provision for discontinued operations due to our ability to utilize additional foreign net operating loss carryforwards to offset taxable income.

In the nine months ended September 30, 2002, historical foreign net operating loss carryforwards of approximately $2,000,000 (tax effect of approximately $680,000) were utilized to offset foreign taxable income.

Liquidity and Capital Resources

At September 30, 2002 we had cash, cash equivalents and short-term investments of $18,938,000 compared to $5,192,000 at December 31, 2001. We invest excess cash in U.S. Government-backed securities and investment grade commercial paper of major U.S. corporations. Working capital increased $17,122,000 to $41,561,000 at September 30, 2002 compared to $24,439,000 at December 31, 2001. The increase resulted primarily from net proceeds received from the sale of 2.8 million shares of common stock, proceeds from the sale of the PolyActive(TM) polymer biomaterial technology and patents, the sale of operations of our subsidiary in The Netherlands and a decline in accounts payable and accrued expenses.

Net cash provided by operating activities was $1,521,000 in the nine months ended September 30, 2002 compared to net cash used in operating activities of $1,400,000 in the corresponding period in the prior year. The increase resulted primarily from improved profitability compared to the prior year. Beginning in the second quarter of 2001, we began to distribute tissue forms directly to surgeons and hospitals. This change in distribution methodology has impacted our liquidity and cash flow. We have made additional investments in deferred processing costs to support our direct sales efforts, and may make additional investments in inventory and deferred processing costs, as necessary, to support our future efforts.

Cash used in investing activities decreased to $6,120,000 in the nine months ended September 30, 2002 from $6,593,000 in the nine months ended September 30, 2001. The decrease is principally due to a decrease in capital expenditures to $4,253,000 in 2002 from $7,979,000 in 2001 as a result of reduced spending on the construction of our new allograft tissue processing facility, proceeds from the sale of the PolyActive(TM) polymer biomaterial technology and patents of $1,000,000 and proceeds of $1,000,000 from the sale of our operation in The Netherlands, partially offset by the purchase of short term investments of $3,948,000.

Net cash provided by financing activities was $14,239,000 in the nine months ended September 30, 2002 compared to $1,667,000 in the same period in 2001, primarily due to the sale of 2.8 million shares of common stock, which generated $15,756,000 net cash to us after deducting fees and expenses of the offering.

We have a Credit Facility with a U.S. bank that includes: a $5,000,000 revolving line of credit, a building mortgage loan and an equipment term loan. At September 30, 2002, there were no borrowings under the revolving line of credit, $4,274,000 was outstanding under the building mortgage loan and $14,974,000 was outstanding under the equipment term loan. In September, 2002 to support the $1,900,000 due under the settlement of certain patent litigation (See Note 8 of "Notes to Condensed Consolidated Financial Statements" - "Litigation - Medtronic Sofamor Danek, Inc., Sofamor Danek L.P. and Sofamor Holdings, Inc. v. Osteotech, Inc."), we provided an irrevocable standby letter of credit in an original amount of $1,900,000. As of September 30, 2002, the standby letter of credit has been reduced to $1,610,000. Amounts committed under this standby letter of credit decrease over time based on a predetermined schedule concurrent with our monthly payments under the settlement and reduce the amounts available under the revolving line of credit. As of September 30, 2002, no amounts were outstanding under the revolving line of credit and $3,390,000 was available.

Our Credit Facility, as amended, requires us to meet four financial ratios on a quarterly basis. As of September 30, 2002, we complied with three of the financial ratios, but did not comply with the fourth financial ratio, the Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") ratio. On November 13, 2002, our lender waived compliance with the EBITDA ratio for the quarter ended September 30, 2002 and amended the requirements of the ratio for the succeeding four fiscal quarters. In addition, the waiver and amendment require us to meet a fifth financial ratio, the Quick Ratio, on a prospective basis.

In February, 2001, we entered into a distribution agreement to market and distribute a pedicle screw system and a cervical plating system. This agreement requires us to make minimum purchase commitments of $6,000,000 over the two-year period beginning on April 1, 2002. In October, 2002, pursuant to a letter agreement, the purchase commitment of $3,200,000 for the first year of the commitment period (April 1, 2002 to March 31, 2003) has been waived for a payment of $300,000. The purchase commitment of $2,800,000 for the second year (April 1, 2003 to March 31, 2004) of the commitment period is still in effect.

As of September 30, 2002, there were no material changes in our contractual obligations or long-term debt from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2001, except for the impacts related to our purchase commitment discussed in the previous paragraph. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources" in our Annual Report on Form 10-K for the year ended December 31, 2001.

We believe that our cash and cash equivalents and available lines of credit, together with anticipated future cash flows from operations, will be sufficient to meet our forecasted cash needs for the next twelve months. However, we expect to continue to make investments in our business, which we expect will deplete a portion of our cash reserves. From time to time we may seek additional funds through equity or debt financing. However, there can be no assurance that such additional funds will be available, or if available, that such funds will be available on favorable terms.

Impact of Inflation and Foreign Currency Exchange Fluctuations

Results of operations for the periods discussed above have not been materially affected by inflation or foreign currency fluctuations.

Litigation

Osteotech, Inc. is involved in various legal proceedings involving product liability and patent infringement claims. For a discussion of these matters see,
Note 8 of "Notes to Condensed Consolidated Financial Statements", PART II., ITEM
1. LEGAL PROCEEDINGS, our Annual Report on Form 10-K for the year ended December 31, 2001 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002. It is possible that our results of operations or liquidity and capital resources could be adversely affected by the ultimate outcome of the pending litigation or as a result of the costs of contesting such lawsuits.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see Item 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, in our Annual Report on Form 10-K for the year ended December 31, 2001. There have been no significant changes in our market risk exposures from the fiscal 2001 year-end.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.

Changes in internal controls

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following is a description of material developments that occurred since the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 in lawsuits reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002. Additionally, we are party to other litigation incidental to our business, none of which, individually or in the aggregate, are expected to have a material adverse effect.

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

In April, 2002, the parties settled this lawsuit (the "Medtronic Settlement"). We agreed to pay an aggregate of $1,900,000 to Medtronic in 24 equal monthly installments, without interest, which payment obligation is supported by an irrevocable standby letter of credit, and to cease processing, marketing, distributing, advertising and promoting the bio-d(R) Threaded Cortical Bone Dowel no later than January 31, 2003.

Condos v. Musculoskeletal Transplant Foundation

In July, 2000, we were served with an action brought in the United States District Court for the District of Utah against us and the Musculoskeletal Transplant Foundation ("MTF"). The suit alleges causes of action for strict liability, breach of implied warranty and negligence arising from allegedly defective allograft bone tissue processed and/or provided by defendants and allegedly implanted into plaintiff Chris Condos during two spinal surgeries. In October, 2002, the parties reached a provisional settlement and are awaiting the Court's approval of the terms of the settlement. Our portion of the provisional settlement, which was recorded in the third quarter of 2002, does not have a material impact on our results of operations or financial condition.

Criti-Cal, Inc. v. Osteotech, Inc.

In December, 2000, Criti-Cal, Inc. commenced an action in the Superior Court for the State of California, Orange County, against us, Second Act Medical, Inc. and Ronald Letner. As against us, plaintiff alleges causes of action for breach of contract, misappropriation of trade secrets, quantum meruit and violation of the California Independent Wholesale Sales Representatives Contractual Relations Act of 1990 arising from the termination of an agreement between the plaintiff and us. In October, 2002, the parties reached an agreement in principle to settle this action. Our portion of the settlement, which was recorded in the third quarter of 2002, does not have a material impact on our results of operations or financial condition.

"O" Company, Inc. v. Osteotech, Inc.

In July, 1998, a complaint was filed against us in the Second Judicial District Court, Bernallilo County, New Mexico, which alleges negligence, strict liability, breach of warranties, negligent mis-representation, fraud and violation of the New Mexico Unfair Trade Practices Act arising from allegedly defective dental implant coating and coating services provided to plaintiff by our subsidiary, Osteotech Implants BV, formerly known as CAM Implants BV. Plaintiffs are seeking monetary damages in an amount to be determined at trial. We successfully moved to dismiss plaintiffs' claims for negligence and strict liability. Remaining are claims for breach of warranties, negligent misrepresentation, fraud and violation of the New Mexico Unfair Trade Practices Act. As to these remaining claims, in addition to denying any and all liability, we had moved for summary judgment on the basis that all of the claims are barred by their applicable statutes of limitations. After discovery on matters relating to the statute of limitations issue, our summary judgment motion was submitted. On October 22, 2002, the court issued a memorandum opinion and order denying our motion for summary judgment and plaintiffs' cross-motion for summary judgment. Discovery on the merits of the plaintiffs' case and scope of alleged damages, if any, will now commence.

We believe that the claims made against us in this action are without merit and will continue to vigorously defend against such claims.

Hardman v. Nussbaum

The American National Red Cross ("ARC") notified us in the first quarter of this year that a plaintiff had brought an action against it for negligence relating to ARC's distribution of certain Grafton(R) DBM Putty that was allegedly implanted in the plaintiff, Larry Hardman, during a surgical procedure. On September 9, 2002, ARC notified us that plaintiff intended to name us as a defendant in the Los Angeles Superior Court action, however, the plaintiff has not yet served us with a complaint. Until such time as we are served with the complaint, we cannot evaluate the merits of this action.

Scroggins v. Zimmer Holdings, Inc.

On or about June 24, 2002, we received a complaint filed in the United States District Court for the Eastern District of Louisiana against numerous defendants, including us. The complaint alleges that plaintiff received defective medical hardware in connection with a certain hip replacement procedure in May, 1992, and that such hardware was manufactured or distributed by certain of the defendants. The procedure involved the use of allograft bone tissue processed by us and provided by one of our clients. Plaintiff alleges personal injuries and $1,000,000 in damages. We served our answer to the complaint on August 30, 2002, and discovery in the case is about to commence.

We maintain a general liability insurance policy and have notified the insurance company of this action. The insurance company has agreed to defend this action.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits (numbered in accordance with Item 601 of Regulation S-K)

      Exhibit                                                                         Page
      Number      Description                                                         Number
      ------      -----------                                                         ------
      3.1         Restated Certificate of Incorporation of Osteotech, as amended      ^

      3.2         Third Amended and Restated Bylaws of Osteotech                      ^

      3.4         Certificate of Retirement and Prohibition of Reissuance of          ^^
                  Shares of Osteotech, Inc., dated April 4, 2002

      4.3         Rights Agreement dated as of February 1, 1006 between               ^
                  Osteotech, Inc. and Registrar and Transfer Co., as amended

      10.59       Asset Purchase Agreement between Cam Implants B.V. and Cam          ^^
                  Acquisition B.V. dated July 10, 2002 []

      10.61       Form of Change in Control Agreement with Executive Officers,        *
                  except Marc Burel

      10.62       Employment Agreement, as amended, with Marc Burel dated April       *
                  18, 2000

      10.63       Change in Control Agreement by and between Osteotech, Inc. and      *
                  Marc Burel dated April 18, 2000 (superceded by the Change in
                  Control Agreement dated September 8, 2002 included as Exhibit
                  10.64)

      10.64       Change in Control Agreement by and between Osteotech, Inc. and      *
                  Marc Burel dated September 8, 2002

      99.1        Certification Pursuant to 18 U.S.C. Section 1350, as Adopted        *
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      99.2        Certification Pursuant to 18 U.S.C. Section 1350, as Adopted        *
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[] Copy omits information for which confidential treatment has been requested.

*     Filed herewith

^ Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference thereto.

^^ Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference thereto.

(b)   Reports on Form 8-K

      On September 30, 2002, we filed with the Commission a Current Report on Form 8-K to announce that we had temporarily and voluntarily suspended Base Tissue Segment processing operations at our Eatontown and Shrewsbury facilities and initiated a voluntary retrieval of tissue from 15 donors.

      On July 31, 2002, we filed with the Commission a Current Report on Form 8-K to announce our second quarter operating results.

      On July 25, 2002, we filed with the Commission a Current Report on Form 8-K to announce that we had sold the operations of our subsidiary in Leiden, The Netherlands.

      On July 9, 2002, we filed with the Commission a Current Report on Form 8-K to announce that our French subsidiary, OST Developpement SA, had entered into marketing services and logistics support agreements with DePuy International, Ltd. ("DePuy") to establish DePuy as our exclusive sales agent for Grafton(R) Demineralized Bone Matrix grafts in the United Kingdom, Germany and Switzerland.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2002                       Osteotech, Inc.
                                              ----------------------------------
                                              (Registrant)


                                        By:   /S/ Richard W. Bauer
                                              ----------------------------------
                                              Richard W. Bauer
                                              President, Chief Executive Officer
                                              (Principal Executive Officer)


Date: November 14, 2002                 By:   /S/ Michael J. Jeffries
                                              ----------------------------------
                                              Michael J. Jeffries
                                              Executive Vice President,
                                              Chief Financial Officer
                                              (Principal Financial Officer and
                                              Chief Accounting Officer)

                            Certification Pursuant To
                               18 U.S.C. ss. 1350,
                             As Adopted Pursuant To
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Richard W. Bauer, certify that:

1.    I have reviewed this quarterly report of Osteotech, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

      b) evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      November 14, 2002                 /S/ Richard W. Bauer
                                        -----------------------------------
                                        Richard W. Bauer
                                        President, Chief Executive Officer
                                        (Principal Executive Officer)

                            Certification Pursuant To
                               18 U.S.C. ss. 1350,
                             As Adopted Pursuant To
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Michael J. Jeffries, certify that:

1.    I have reviewed this quarterly report of Osteotech, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report is being prepared;

      b) evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      November 14, 2002                 /S/ Michael J. Jeffries
                                        ----------------------------------
                                        Michael J. Jeffries
                                        Executive Vice President,
                                        Chief Financial Officer
                                        (Principal Financial Officer and
                                        Chief Accounting Officer)