Form 10-K
period 2002-12-31
OSTEOTECH INC
filed 2003-03-31
CIK 874734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended  December 31, 2002      Commission File Number 0-19278

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No |_|

      The aggregate market value of the voting and non-voting common equity, held by non-affiliates of the registrant as of June 30, 2002 was approximately $120,788,000.

      The number of shares of the registrant's common stock, $.01 par value, outstanding as of March 17, 2003 was 17,003,934.

      The Index to Exhibits appears on page E-1.

                       Documents Incorporated by Reference

      The registrant's definitive 2003 Proxy Statement, which will be filed pursuant to Regulation 14A, is incorporated by reference into Items 10, 11, 12 and 15 of Part III of this Annual Report on Form 10-K.

                                 OSTEOTECH, INC.

                          2002 Form 10-K Annual Report

                                TABLE OF CONTENTS


Section                                                                                   Page
-------                                                                                   ----
PART I

         Item 1.  Business                                                                  1
         Item 2.  Properties                                                                30
         Item 3.  Legal Proceedings                                                         31
         Item 4.  Submissions of Matters to a Vote of Security Holders                      37


PART II

         Item 5.  Market for the Registrant's Common Equity and Related
                  Stockholder Matters                                                       38
         Item 6.  Selected Financial Data                                                   40
         Item 7.  Management's Discussion And Analysis Of Financial
                  Condition And Results Of Operations                                       41
         Item 7A. Quantitative and Qualitative Disclosures About Market Risk                64
         Item 8.  Financial Statements and Supplementary Data                               64
         Item 9.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                                       64


PART III

         Item 10. Directors and Executive Officers of the Registrant                        65
         Item 11. Executive Compensation                                                    65
         Item 12. Security Ownership of Certain Beneficial Owners and Management            65
         Item 13. Certain Relationships and Related Transactions                            65
         Item 14. Controls and Procedures                                                   65
         Item 15. Principal Accountant Fees and Services                                    66

PART IV

         Item 16. Exhibits, Financial Statement Schedules and Reports on Form 8-K           67

      The following trademarks and service marks appear in this Annual Report:
Graftech(TM) Bio-Implants, Plexus(TM), OsteoActive(TM), Ovation(TM) Low Back Fixation System, Sentinal(TM) Top Tightening Spinal System, Affirm(TM) Anterior Cervical Plating System, Clear Bone(TM), and Grafton Plus(TM) DBM are trademarks and Osteotech(R), Grafton(R) Demineralized Bone Matrix (DBM), bio-d(R)Threaded Cortical Bone Dowel, and Allogard(R) Packaging are registered trademarks of Osteotech, Inc.; D-MINsm is a service mark of Osteotech, Inc.; LUBBOC(R) AND LADDEC(R) are registered trademarks of OST Developpement SA and OsteoPure(TM) is a trademark of OST Developpement SA; Vertebral Body Replacement (VBR(TM)) is a trademark of Heinrich C. Ulrich, K.G.; C3(TM) Anterior Cervical Plating System, PLUS(TM) Pivot Link Universal System, and UNI-Thread(TM) Universal Thread Spinal System are trademarks of SpineVision, Inc.

      We maintain a website at www.osteotech.com to provide information to the general public and our shareholders on our tissue forms, products, resources and services along with general information on Osteotech and its management, career opportunities, financial results and press releases. Copies of our most recent Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q or our other reports filed with the Securities and Exchange Commission, or SEC, can be obtained, free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to the SEC, from our Investor Relations Department by calling 732-542-2800, through an e-mail request from our website at www.osteotech.com/finrequest.htm, or through the SEC's website by clicking the direct link from our website at www.osteotech.com/finrequest.htm or directly from the SEC's website at www.sec.gov. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

Temporary Suspension of Base Tissue Segment Processing

      On September 30, 2002, we voluntarily and temporarily suspended Base Allograft Bone Tissue Segment, or Base Tissue Segment, processing due to higher than normal incidence of sterility failures on finished forms of processed allograft bone tissue, which occurred in our Eatontown facility, and subsequently, in our Shrewsbury facility. In addition, as a precaution, we also initiated a voluntary retrieval of certain tissue from 15 whole donors and five individual pieces of tissue from five different donors that had previously been shipped to clients although all such tissue was tested and found to be sterile. In October, 2002, we restarted Base Tissue Segment processing in our Shrewsbury facility, and in November, 2002 we restarted Base Tissue Segment processing in our Eatontown facility.

      As a result of the temporary suspension of Base Tissue Segment processing, we placed tissue processed in third quarter 2002 from 693 donors in quarantine. We expect to rework and/or release all quarantined tissue in 2003. We will invoice our clients/customers for this tissue when it is shipped. We have estimated that the cost to rework this tissue is $840,000. In order to successfully rework this tissue, we will need to meet certain technical, scientific and regulatory requirements. We believe that we will be able to meet such requirements, however, there can be no certainty that we will be able to meet all such requirements or be able to rework this tissue for our estimated cost.

      See Item 7. "Management's Discussion and Analysis of Financial Condition and Result of Operations" for a discussion of the financial impacts of this temporary suspension of Base Tissue Segment processing.

Discontinued Operations

      On July 10, 2002, we completed the sale of the business and substantially all of the assets, including the assumption of certain liabilities, of our operations in Leiden, The Netherlands for $1,000,000 in cash and a non-interest bearing note with a face value of $1,500,000. These operations represented our ceramic and titanium plasma spray coating services and products. We recognized a loss on the sale of this business of $291,000 in 2002. Revenues from this business were $1,630,000 in 2002 through the date of sale, and $2,131,000 and $1,572,000 for the years ended December 31, 2001 and 2000, respectively. The business had net income of $384,000 in 2002 through the date of the sale, but net losses of $370,000 and $392,000 for the years ended December 31, 2001 and 2000, respectively.

Company Overview

      We provide services and products primarily focused on the repair and healing of the musculoskeletal system. These products and services are marketed primarily to the orthopaedic, spinal, neurological, oral/maxillofacial, dental and general surgery markets in the United States and Europe. Based on our knowledge of the allograft bone tissue industry, we believe that we are the world's largest processor and developer of human bone and bone connective tissue, or allograft bone tissue forms. The allograft bone tissue we process is procured by independent tissue banks or other Tissue Recovery Organizations, or TRO's, primarily through the donation of tissue from deceased human donors and is used for transplantation. We have two primary operating segments:

      o the Grafton(R)Demineralized Bone Matrix (DBM) Segment, or the Grafton(R)DBM Segment; and

      o     the Base Tissue Segment.

Our other products are aggregated under the category of "other."

      In the Grafton(R) DBM Segment we process and market Grafton(R) DBM, which domestically is distributed by our clients and us. Internationally Grafton(R) DBM is distributed by agents and distributors. We also distribute Grafton(R) DBM processed from allograft bone tissue recovered by TRO's on our behalf domestically under our own label. Our distribution of Grafton(R) DBM under our own label has represented an immaterial portion of our revenue through 2002. We expect revenue generated from Grafton(R) DBM distributed by us under our own label to represent a growing percentage of our domestic and international Grafton(R) DBM revenues in the future, although we expect such revenues to continue to be insignificant in 2003.

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

      In the Base Tissue Segment, we process primarily mineralized weight-bearing allograft bone tissue. Graftech(TM) Bio-implant spacers and ramps for posterior and anterior spinal fusion procedures, which are included in this segment, are marketed and generally distributed domestically by us and other tissue forms processed in this Segment are generally marketed and distributed domestically by our clients. To the extent that TRO's recover allograft bone tissue on our behalf, we will process and distribute this tissue either as bio-implants or other tissue forms primarily to domestic end-user. Through 2002, our direct distribution of bio-implants and other tissue forms processed from allograft bone tissue which has been recovered for us has not represented a material portion of the Base Tissue Segment's revenue. However, we expect revenue generated from bio-implants and other tissue forms processed from allograft bone tissue recovered directly for us and distributed by us to end-users to represent a growing percentage of our Base Tissue Segment revenues in 2003 and beyond. In this segment, we also process through OST Developpement, SA, or OST, our subsidiary located in Clermont-Ferrand, France, OsteoPure(TM) Femoral head bone tissue, which we market and distribute internationally.

      In April, 2002, pursuant to the settlement agreement with Medtronic Sofamor Danek, Inc., Sofamor Danek L.P. and Sofamor Danek Holdings, Inc., we agreed to cease processing, marketing, distributing, advertising and promoting the bio-d(R) Threaded Cortical Bone Dowel, or bio-d(R), no later than January 31, 2003. In accordance with this settlement agreement, we completed the removal of the bio-d(R) from the market on January 31, 2003. Revenues generated from this tissue form were $1,216,000, or 1.5% of consolidated revenues in 2002. We have been and expect to continue converting surgeons who were utilizing the bio-d(R) to Graftech(TM) Bio-implant tissue forms.

      We have leveraged our expertise in musculoskeletal tissue technology to develop innovative processes and proprietary products that are widely used by orthopaedic, spinal, neurological and oral/maxillofacial surgeons for: spinal fusion procedures; to repair and replace bone loss caused by trauma or certain disease states; to augment prosthetic implant procedures; and to replace damaged ligaments and tendons.

      In addition to our Grafton(R) DBM Segment and Base Tissue Segment, we market and distribute, primarily in the United States, metal spinal implant products, including: the Ovation(TM) Low Back Fixation System, or Ovation(TM), a titanium, lumbosacral spine fixation system with an innovative polyaxial screw; the Vertebral Body Replacement, or VBR(TM), a patented device approved as a vertebral body replacement device intended for use in the thoracolumbar spine (T1 - L5) to replace a collapsed, damaged or unstable vertebral body due to tumor or trauma; and the Sentinal(TM) Top Tightening Spinal System, or Sentinal(TM), a lateral linking, top loading, titanium screw and hook rod system designed to stabilize the posterior elements of the thoracic, lumbar and sacral spine. Beginning in fourth quarter 2001 through October 2002, we marketed and distributed the Affirm(TM) Anterior Cervical Plating System, or Affirm(TM), a contoured, low profile, titanium plating system designed to provide temporary anterior internal fixation in the cervical spine. In October 2002, because of a higher than normal level of complaints, we temporarily suspended the sale and distribution of this system. We are currently uncertain about our ability to reintroduce Affirm(TM) into the market. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the purchase commitment associated with Sentinal(TM) and Affirm(TM).

      On February 1, 2003, we entered into a three-year agreement with SpineVision, S.A. and SpineVision, Inc., or collectively SpineVision, to exclusively market and distribute in the United States and Puerto Rico SpineVision's Plus(TM) Pivot Link Universal System, or Plus(TM) System,

C3(TM) Anterior Cervical Plating System, or C3(TM) System, and the Uni-Thread(TM) Universal Thread Spinal System, or the Uni-Thread(TM) System. The Plus(TM) System is a hook, rod and screw system that offers advanced features for use in scoliosis, trauma and low back surgeries. The C3(TM) System is a unique anterior plate system that is designed to aid in achieving fusion in the cervical spine. The Uni-Thread(TM) System is a threaded pedicle screw system that offers both polyaxial and lateral linking in one system designed to provide stabilization of the spine in low back surgical procedures.

      OST also processes, markets and distributes, primarily in Europe, Asia and the Middle East, bovine bone tissue products which are utilized as bone graft substitutes by surgeons.

      We estimate that the total bone graft market in the U.S. for 2002 was approximately $1.3 billion, which includes allograft bone tissue procedures, synthetic graft substitutes and growth factors. We estimate that the allograft bone tissue portion of the total bone graft market in the U.S. in 2002 was approximately $508 million. The allograft bone tissue market is growing at a substantially faster rate than the general bone grafting market, as allograft bone tissue is increasingly becoming accepted as either an augment to, or a surgical alternative to autograft procedures. Autograft bone tissue often requires a second surgical procedure to harvest bone from the patient's own body and, therefore, exposes the patient to increased risk associated with blood loss, infection and chronic pain. We believe, increased use of allograft bone tissue will continue as physicians become increasingly educated about the benefits of allograft bone tissue. Moreover, we believe allograft bone tissue is increasingly preferred for use in elderly patients, who often lack sufficient quantity of their own harvestable bone for use in a procedure.

      Based upon our knowledge of the allograft bone tissue industry, we estimate that we process about 29% of the allograft bone tissue grafts distributed in the U.S. We believe that our strong market position is attributable to our proprietary product line; the expanded network of TRO's and tissue banks supplying allograft bone tissue to us; our clients' national donor recovery programs; our national sales and marketing organization; and the substantial investment we have made in processing technology to ensure stringent standards and rigorous quality control which, combined with extensive donor screening and testing performed by our clients, has significantly reduced the risk of transmission of infectious agents.

      We operate under a number of different business models in the Grafton(R) DBM and Base Tissue Segments based upon the distribution method used and for whom the tissue is recovered. In the Grafton(R) DBM Segment, the majority of our revenues are processing revenues generated from our clients in consideration for processing and marketing Grafton(R) DBM on their behalf. In this business model our clients distribute the Grafton(R) DBM to end users. A portion of our revenue in the Grafton(R) DBM Segment is generated from our direct distribution through sales agents and distributors of Grafton(R) DBM processed from allograft bone tissue provided to us by our clients or from allograft bone tissue, which was processed from donor tissue recovered directly for us by TRO's and certain tissue banks. In this business model we reimburse our clients, TRO's and tissue banks who recover allograft bone tissue on our behalf for their services. We expect that the revenues generated by the latter business model will represent an increasing portion of our revenues in the Grafton(R) DBM Segment in the future. Beginning in 2003, we will process a DBM carrier product for LifeNet, which will be marketed by DePuy Orthopaedics, Inc. and DePuy Acromed, Inc., or collectively DePuy, and distributed to end users by LifeNet.

      In the Base Tissue Segment, the majority of our revenues are generated from Graftech(TM) Bio-implants, which we processed for our clients, but marketed and generally distributed by us to hospitals and surgeons through our sales agents and distributors, or in certain cases distributed by our clients. We generate revenues from our clients on a per donor basis for the processing of our clients' donor tissue into non-proprietary standard allograft bone tissue forms. We also distribute Graftech(TM) Bio-implants and non-proprietary standard allograft bone tissue forms to hospitals and surgeons that were processed from tissue that was recovered directly for us. We expect the revenues from our distribution of Graftech(TM) Bio-implants and non-proprietary standard allograft bone tissue forms processed from tissue that was recovered for us to increase in the future.

      In the United States we process allograft bone tissue pursuant to contracts with a number of clients, including three large not-for-profit organizations, American Red Cross Tissue Services, or ARC, Musculoskeletal Transplant Foundation, or MTF, and LifeNet. Our clients are responsible for donor procurement and generally for the distribution of the allograft bone tissue we process for them. Our contract with ARC expires in December, 2006 and our contract with MTF expires in December, 2008. In October, 2002, the ARC processing agreement was amended, which among other items, removed the requirements that ARC exclusively provide all tissue recovered by ARC to us for processing and, in its place, provided that ARC provide a monthly minimum number of donors to us for processing. Effective June 1, 2002, we entered into a new processing agreement with MTF, under which MTF will supply a certain increasing minimum annual amount of donor tissue for processing into non-proprietary standard allograft bone tissue forms, Grafton(R) DBM and Graftech(TM) Bio-implants, all of which will be distributed to hospitals and surgeons by MTF under the MTF label, and provide an additional certain increasing minimum annual amount of tissue from donors for us to process into non-proprietary standard allograft bone tissue forms, Grafton(R) DBM and Graftech(TM) Bio-implants, all of which will be distributed to hospitals and surgeons by us under our label. This new processing agreement was entered into as part of the settlement of our litigation with MTF. See Item 3 "Legal Proceedings."

      In January, 2002, we entered into a five-year agreement with LifeNet, one of the largest Organ Procurement Organizations, or OPO, based tissue banks and processors in the United States. Under the terms of this agreement, LifeNet will supply Allowash(TM) processed tissue to us and we will process the tissue into our broad line of Graftech(TM) Bio-Implants. The label for all of those bio-implants displays both the LifeNet name and the Osteotech Graftech(TM) brand name. The bio-implants are marketed and distributed to hospitals and surgeons by us on behalf of LifeNet.

      Effective January 1, 2003, we entered into a five-year agreement with DePuy and LifeNet for the processing and distribution to the United States hospital market of a private label DBM carrier product. Under the terms of the agreement, we will process the DBM carrier product to specifications determined by LifeNet, from bone supplied by LifeNet. DePuy will market and promote the DBM carrier product to surgeons performing trauma, joint revision and spinal procedures and LifeNet will ship and invoice the product to hospitals and surgeons. It is anticipated that the DBM carrier product will be introduced in April, 2003, in gel and putty forms.

      Additionally, we process allograft bone tissue for several smaller tissue banks in the United States and Europe. The processed tissue forms are distributed by either the client or by us depending on the individual client agreements.

      We market our proprietary allograft bone tissue forms such as Grafton(R) DBM and our line of Graftech(TM) Bio-implants through independent agents and direct field sales personnel. Generally, our clients market the non-proprietary standard allograft bone tissue forms that we process in our Base Tissue Segment, primarily using direct field personnel. The tissue forms we process in the Base Tissue Segment are gaining wide acceptance among surgeons in a broad spectrum of orthopaedic procedures due to their flexibility, unique handling characteristics and ability to enhance bone growth.

      Revenue in our Grafton(R) DBM Segment was $44,926,000 in 2002 as compared to $43,637,000 in 2001, and revenue in our Base Tissue Segment was $32,115,000 in 2002 as compared to 2001 revenue of $27,692,000. See "Temporary Suspension of Base Tissue Segment Processing" on page 1. We expect that both our Grafton(R) DBM and Base Tissue Segments will continue to be important contributors to the growth of our consolidated revenues and profits in 2003, as processed allograft bone tissue forms continue to gain increased acceptance.

      Information relating to our revenues for the years ended December 31, 2002, 2001 and 2000 by geographic area is summarized as follows:


(in thousands)                          United States       Europe        Consolidated
                                        -------------       ------        ------------
Revenues
For the year ended December 31,
     2002                                  $78,576          $4,798           $83,374
     2001                                   71,776           3,939            75,715
     2000                                   71,468           2,643            74,111

For a discussion of (1) our long-lived assets as of December 31, 2002, 2001 and 2000 see Note 18 of "Notes to Consolidated Financial Statements" and (2) our deferred tax assets for the years ended December 31, 2002, 2001 and 2000 see
Note 12 of "Notes to Consolidated Financial Statements".

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

      o We intend to use our strong research and development capabilities and expertise in musculoskeletal science to enhance the performance of our existing allograft bone tissue forms; expand the safety claims of these tissue forms using proprietary processes; and continue to introduce new tissue forms with enhanced performance profiles.

      o We intend to add additional metal spinal implant systems to our product line in order to provide the spinal surgeon with a greater breadth of products.

      o We intend to utilize our domestic and international marketing and distribution network to enhance the market share of both our allograft bone tissue forms and non-allograft product lines.

      o To ensure that we have an adequate supply of allograft bone tissue to meet the market demand for existing tissue forms that we process, and for any new tissue forms that we may process, we intend to continue to work with existing clients to expand the amount of tissue they recover, obtain additional tissue bank clients and contract directly with TRO's to obtain tissue on our behalf.

      Grafton(R) DBM Segment

      In the near term, we will continue to focus on marketing Grafton(R) DBM domestically and internationally through our direct marketing organization, our agent network and medical education programs. We will support these programs through prospective clinical and outcome studies to further validate the performance, utility and safety of our processed tissue. We will continue to expand the Grafton(R) DBM tissue line by adding additional forms aimed at competitive products, specific surgical applications and product enhancements and improvements. In the first half of 2003, we expect to begin distribution of Grafton(R) DBM Matrix

Strips, primarily for use in scoliosis procedures. This tissue form was designed to be used with spinal metal deformity correction systems, such as the SpineVision Plus(TM) Deformity System.

      We are primarily focused on providing tissue forms for spinal surgical applications. However, tissue forms, such as Grafton(R) DBM, have applications across a broad range of orthopaedic surgical procedures. In order to expand the use of our Grafton(R) DBM technology to those other areas of orthopaedic surgery, we intend to establish relationships with existing and new partners to provide private label DBM carrier products, which will utilize our proprietary technology. Accordingly, effective January 1, 2003, we entered into a five-year agreement with LifeNet and DePuy for the processing and distribution of a private label DBM carrier product. It is anticipated that this product will be introduced by DePuy into the general orthopaedic and spinal surgery markets in April, 2003.

      In addition, we expect to expand sales of Grafton(R) DBM by:

      o providing the surgeon an expanded line of Graftech(TM) Bio-implants, other allograft bone tissue forms and metal spine implant products, which are usable with Grafton(R) DBM so that we can better meet the needs of the surgeon;

      o     surgeon identified new procedures;

      o     surgeon oriented medical education programs;

      o     in-depth sales agent training programs;

      o     published clinical support;

      o     product line extensions;

      o     continued global expansion with an initial European focus; and

      o continued expansion of the allograft bone tissue market both domestically and internationally.

      Base Tissue Segment

      We expect to achieve continued growth in the Base Tissue Segment by the:

      o introduction of additional Graftech(TM) Bio-implants and other allograft bone tissue grafts with application in spinal and other surgical procedures, which also have enhanced performance profiles;

      o global expansion of non-proprietary standard allograft bone tissue processing and distribution, initially in Europe;

      o development of proprietary tissue processing technology through internal research; and

      o attainment of additional bone tissue processing clients and sources of bone tissue, which will allow us to continue to meet and expand demand for our Graftech(TM) Bio-implants.

      Metal Spinal Implant Products

      Our strategy in the metal spinal implant product lines is to:

      o expand our metal implant product line, either through internal development or acquisition or licensing of products from other companies, in order to provide the surgeon with a more comprehensive product line so that we will be able to meet all the surgical implant needs of the surgeon;

      o capitalize on high-growth opportunities in the domestic spinal products market with innovative non-allograft bone tissue products; and

      o enter into agreements with other health care product companies to utilize our technology and expertise in the non-allograft bone tissue area for the development and manufacture of proprietary product components.

      Spinal Strategy

      Our spinal strategy consists of two primary components involving our Grafton(R) DBM and Base Tissue Segments and our metal spinal implant product lines:

      o continue the U.S. market penetration of our metal spinal implant products; and

      o market our Graftech(TM) Bio-implants and our metal spinal implant products together with Grafton(R) DBM through our national sales agency network.

      Our intention is to market and distribute three complementary product lines to meet surgeons' needs for non weight-bearing tissue grafting products (Grafton(R) DBM), weight-bearing bio-implants (Graftech(TM) Bio-implants) and metal stabilization devices. We will educate surgeons concerning the benefits of using our product lines either alone or in conjunction with each other. Spinal implant products, both allograft and non-allograft, which we add to our product mix in the future will be included in this strategy.

Business Summary

      Bone and related tissue transplants are often necessary to correct deformities and repair and reconstruct defects caused by congenital malformations, trauma, infections, cancer and other disease conditions. For certain procedures, autograft bone tissue can be acquired from another part of the patient's skeleton by an additional operative procedure. For a large number of procedures for which autograft bone tissue is not feasible or desirable, allograft bone tissue obtained from cadavers or surgical patient donors can be utilized. Allograft bone tissue is procured primarily from cadavers by a network of organ procurement organizations and/or directly by tissue banks.

      We process allograft bone tissue for our clients from allograft bone tissue provided by our clients, and also for ourselves from allograft bone tissue recovered by TRO's and tissue banks for us in both our Grafton(R) DBM and Base Tissue Segments. Once processed, the allograft bone tissue is distributed to surgeons and hospitals by our clients or us. The surgeons and hospitals pay the fees established and charged by our clients or us. The surgeons and hospitals in turn charge their patients for the various aspects of transplant surgery performed by them, including standard charges established by the surgeon or institution for each unit of processed allograft bone tissue used. The cost to the patient for the processed allograft bone tissue is generally reimbursable by medical insurance carriers as part of the overall cost of the procedure.

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

      We are in the process of completing development of additional proprietary processing technologies that, once fully implemented, will enable us to expand our viral inactivation claims to include allograft bone tissue processed in our Base Tissue Segment.

      We believe that allograft bone tissue transplantation is one of the fastest growing areas of transplant medicine. We estimate that in 2002 there were approximately 1,643,000 grafting procedures in the U.S. for which allograft bone tissue could have been utilized, representing an estimated available allograft bone tissue market of approximately $1.3 billion. Currently, allograft tissue competes with autograft bone tissue procedures and synthetic graft substitutes for the total bone graft market in the United States. We estimate that the allograft bone tissue portion of the total bone graft market in the U.S. in 2002 was approximately $508 million. Industry data indicates that the musculoskeletal surgical market is growing. We believe this will expand the potential market for allograft bone tissue in both our Grafton(R) DBM and Base Tissue Segments, due to a number of factors, including:

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

      o an increase in the number of patients who do not possess the quality of bone tissue required for autograft procedures as a result of the general aging of the population; and

      o an increase in the availability of allograft bone tissue due to increased bone tissue donations and improved recovery and processing techniques.

      Allograft bone tissue is employed in surgical procedures because of its biological and biomechanical properties. Bone from various locations in the body can be processed to yield either dense cortical bone, porous cancellous bone or units comprised of both cortical and cancellous bone. Cortical bone, the thick outer portion of bone, provides biomechanical strength which allows the bone to be weight-bearing, and therefore, is commonly used in surgery in the spine and in the extremities and in other procedures requiring strong transplant material. Cancellous bone, the spongy portion of bone tissue, is preferable for surgical procedures, or aspects thereof, in which rapid penetration of new bone into the pores of the bone graft, a process known as osteoconduction, is desirable but where weight-bearing strength is not paramount. Therefore, cancellous bone is often used to fill smaller areas of bone loss, spinal surgical procedures in the cervical spine and to augment more extensive reconstructive procedures including knee and hip replacements. Most procedures using allograft bone tissue, however, employ a combination of cortical and cancellous bone in a variety of forms, shapes and sizes.

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

      In our Grafton(R) DBM Segment, we currently process seven forms of Grafton(R) DBM:

      o Grafton(R) DBM Gel - a gel-like substance with unique handling characteristics which are useful in performing bone graft procedures as part of spinal fusions, joint replacements and repairs of osseous defects;

      o Grafton(R) DBM Putty - a putty-like graft of entangled fibers of demineralized bone, which is mixed easily with marrow and other grafts, minimizes migration, can be molded easily and retains its shape even in larger defects;

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

      o Grafton(R) DBM Crunch - a ready-to-use mixture of demineralized bone fibers and demineralized cortical cubes which packs and locks into bone defects, providing structure and support to the graft site;

      o Grafton Plus(TM) DBM - a ready-to-use putty-like paste of demineralized bone containing a non-toxic starch carrier, which is easily moldable into a variety of shapes and sizes and maintains its characteristics even under vigorous irrigation; and

      o Grafton(R) DBM Matrix Strips - a ready -to-use flexible "pressed fiber" form of demineralized bone providing surgeons a pliable form of bone graft. It is available in interlocking strips designed specifically for posterior spinal fusions requiring grafting of several levels of the spine. The tissue form is designated for use in scoliosis procedures, but can be used in most spinal procedures.

      We expect that as we continue to educate surgeons about the capabilities of our Grafton(R) DBM technology to stimulate bone growth in grafting procedures on a cost-effective basis, we will achieve wider distribution and deeper market penetration of Grafton(R) DBM utilizing our national network of independent agents in combination with our direct marketing force, our expansion into European markets and our marketing of Graftech(TM) Bio-implants and metal spinal implant systems will drive the further growth in the use of Grafton(R) DBM processed allograft bone tissue. Since its introduction in 1991 and through December 31, 2002, Grafton(R) DBM forms have been utilized in approximately 590,000 procedures in the United States.

      Effective January 1, 2003, we entered into a five-year agreement to process a private label DBM carrier for LifeNet from bone supplied from LifeNet, which will be distributed by LifeNet and marketed by DePuy.

      Base Tissue Segment

      Unlike organs which require transplantation within hours of recovery, allograft bone tissue generally goes through a processing phase in which it is cleaned, cut into different sizes and forms for specific surgical procedures, preserved, packaged and labeled. We process the allograft bone tissue utilizing technology we have developed which yields a wide array of freeze-dried and frozen demineralized bone and connective tissue products. Frozen tissues include whole bones and major sections thereof, bone segments, tendons and ligaments. Freeze-dried bone tissues include various wedges, strips, struts, dowels, cancellous cortical chips, blocks, strips and ribs.

      The suitability of an allograft bone tissue is partly dependent on the methods used in the processing of the tissue. Processing includes the removal of certain portions of the allograft bone tissue in a manner which enables the tissue to maintain as much of the native biological characteristics relating to the use of such tissue in bone grafting procedures as possible. To provide suitable allografts, we have developed techniques that minimize the use of chemicals and procedures that might render the allograft bone tissue less suitable for use as a graft. We process allograft bone tissue in a microbially-controlled environment, substantially cleaner than that of a typical hospital operating room, created through the use of advanced air filtration, water distillation and mineral control systems and other "clean room" techniques. In addition, we perform sterility testing procedures throughout the processing of the tissue and up through final packaging and release. We believe that our use of such clean room techniques, a controlled environment, in-line disinfection and other technologies preserve the properties of the tissues that make them suitable as grafts and address the medical community's and the general public's perceptions and concerns regarding the possible transmission of infectious disease and toxicity. Once processed using our current processing methods, freeze-dried bone tissues may be stored for up to three years and frozen bone tissues may be stored for up to five years before they must be used or discarded.

      In late 2000, we began to introduce Graftech(TM) Bio-Implants, including the Graftech(TM) Posterior Ramp, Graftech(TM) Anterior Ramp, Graftech(TM) Cervical Spacer, the Graftech(TM) Cortical Spacer and the Graftech(TM) Cervical Dowel. In addition to our normal processing techniques, Graftech(TM) Bio-Implants are processed using our OsteoActive(TM) Process which transforms the typically non-osteoinductive weight bearing graft into an osteoinductive weight bearing graft, thus allowing for faster incorporation of the graft into the host bone. Additionally, these grafts are processed using a new technology which allows it to be available in a non-frozen form. Previously, these types of grafts were available only in a frozen form, often resulting in the surgeon using more grafts to successfully perform a procedure than is necessary when a non-frozen graft is used. It is expected that the use of non-frozen grafts will thus significantly reduce the cost of the surgery. All of our bio-implant grafts have been tested and shown to withstand loads comparable to those reported for their respective indication in the spine. Additionally, these bio-implant grafts can be used with Grafton(R) DBM. Therefore, the bio-implants will provide structural support and, with Grafton(R) DBM added, will also aid in the fusion process by inducing bone growth.

Tissue Supply Initiative

      To ensure that we have adequate supply of allograft bone tissue to meet the market demand for Graftech(TM) Bio-Implants, Grafton(R) DBM and non-proprietary allograft bone tissue forms that we process and for any new tissue forms that we may process in the future, we have been engaged in an intense effort to solidify the relationships we have with existing clients who provide donated allograft bone tissue to us for processing. We intend to continue to expand the amount of donated allograft tissue available to us by obtaining additional tissue bank clients and by contracting directly with TRO's to obtain tissue on our behalf.

      As a result of these efforts over the past two years, we have established relationships with a number of new tissue bank clients and TRO's, significantly increasing the amount of allograft bone tissue available to us for processing into Grafton(R) DBM, Graftech(TM) Bio-implants and non-proprietary standard allograft bone tissue forms.

      In January, 2002, we entered into a five-year agreement with LifeNet, one of the largest OPO based tissue banks and processors in the United States. Under the terms of this Agreement, LifeNet will supply Allowash(TM) processed tissue which we will process into our broad line of Graftech(TM) Bio-Implants. The label for all bio-implants displays both the LifeNet name and the Osteotech Graftech(TM) brand name and are marketed and distributed through our national agent and direct sales organizations to hospitals and surgeons on behalf of LifeNet.

      Effective January 1, 2003, we entered into a five-year agreement with DePuy and LifeNet for the processing and distribution to the United States hospital market of a private label DBM carrier product. Under the terms of the agreement, we will process the DBM carrier product to specifications determined by LifeNet, from bone supplied by LifeNet. DePuy will market and promote the DBM carrier product to surgeons performing trauma, joint revision and spinal procedures and LifeNet will ship and invoice the product to hospitals and surgeons. It is anticipated that the DBM carrier product will be introduced in April, 2003, in gel and putty forms.

      Effective June 1, 2002, we entered into a new processing agreement with MTF, under which MTF will supply a certain increasing minimum annual amount of donor tissue for processing into non-proprietary allograft bone tissue forms, Grafton(R) DBM and Graftech(TM) Bio-implants, all of which will be distributed to hospitals and surgeons by MTF, under the MTF label, and provide an additional certain increasing minimum annual amount of tissue for us to process into non-proprietary allograft bone tissue forms, Grafton(R) DBM and Graftech(TM) Bio-implants, all of which will be distributed to hospitals and surgeons by us under our label.

      In October, 2002, we amended our processing agreement with ARC, which among other items, removed the requirements that ARC exclusively provide all tissue recovered by ARC to us for processing and, in its place, provided that ARC provide a monthly minimum number of donors to us for processing.

      Further, we are developing a new processing technology, Plexus(TM), which is designed to maximize the utilization of donated human tissue that can be processed from a single donor's bone tissue. For example, utilizing the Plexus(TM) Processing technology we expect to be able to use bone tissue that was not otherwise available for weight bearing bio-implants for that purpose. Additionally, we expect that the Plexus(TM) technology will result in significantly more processed allograft bone tissue to be available for a broad spectrum of surgical procedures. Bone tissue processed by use of the Plexus(TM) technology may be classified by the FDA as either a medical device requiring pre-market approval or as human cellular tissue. The regulatory status of each product processed utilizing the Plexus(TM) Processing technology will be determined as the product is designed.

Expansion of Allograft Bone Tissue Business in Europe

      OST, our subsidiary located in Clermont-Ferrand, France, manufactures and markets bovine tissue products for use as bone grafts in orthopaedic and dental surgery. These products, marketed under the trade names of LUBBOC(R) and LADDEC(R), were developed to address the shortage of safe and effective human allograft bone grafts in France and other countries outside the United States. In the future, as a complement to our human allograft bone tissue products, OST will continue to market these products in certain markets.

      We are expanding operations and staff at OST as we begin to use it as a base for developing our human allograft bone tissue graft and tissue processing business in Europe. OST has adapted its proprietary LUBBOC(R) and LADDEC(R) processing technology to develop the OsteoPure(TM) Process for the processing of human femoral heads recovered during hip replacement surgery. OST has concluded an agreement with OsteoBanque D'Auvergne and other European based tissue banks and further expects to enter into similar agreements with other European tissue banks for the provision of tissue for the OsteoPure(TM) Process in the future. Additionally, we are expanding the range of human allograft bone tissue grafts available to orthopaedic and other surgeons in various countries in Europe by supplying Grafton(R) DBM and non-proprietary allograft bone tissue grafts processed in the U.S.

      In conjunction with OsteoBanque D'Auvergne and other European tissue banks, we plan to help establish a cadaveric tissue recovery network in medical centers throughout France and other European countries in order to meet the growing demand by European surgeons for safe human allograft bone tissue forms. France will continue to be the prime base of operation in our efforts to expand the distribution of our human allograft bone tissue grafts throughout Europe. We will add facilities and staff to our current operations, as required, to support this expansion.

      In February, 2002, OST entered into a seven year agreement with the Bulgarian National Center For Transplant Management Bultransplant and the US-Bulgarian Fund For The Development of Medicine and Biotechnology, both of which are agencies of the Bulgarian government responsible for overseeing all activities in Bulgaria related to the recovery, processing and allocation of human organs, tissues, cells and biomaterials for transplantation. Under this agreement, OST will be exclusively responsible for the recovery and processing of tissue, cells and biomaterials as well as the allocation and distribution of these anatomical gifts throughout Europe and the rest of the world. The bone tissue recovered under this agreement, which will meet all standards of AATB and the FDA, will initially be processed at Osteotech's facility in New Jersey and the resulting tissue forms will be distributed in Europe through OST's network of distributors and agents. Once sufficient quantities of donated tissue are obtained from this and other European sources and we reach capacity constraints at our processing facilities in New Jersey, it is our intention to expand OST's processing facility in Clermont-Ferrand to allow it to directly process the European sourced tissue.

      We believe the advantages of locating our European operations in France are significant. The French market is one of the larger and more sophisticated European markets for bone grafts. Also, French laws and regulations governing tissue banking are well defined and the most advanced of all the major European countries. Although tissue banking operations in France are generally restricted to non-profit public health organizations approved by the government, French regulations also provide for governmental approval of for-profit organizations as tissue banks if these organizations are able to provide haute technicite (high technology) unavailable in the non-profit sector. In 2001, the French government awarded OST tissue bank status which will now enable us to operate independently as an approved tissue bank in addition to providing contract processing, marketing and management services to non-profit tissue banks.

Metal Spinal Implants and Instruments

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

      Ovation(TM) is a lumbo-sacral spine fixation system with an innovative polyaxial screw, which is marketed in combination with our allograft and other non-allograft spinal products. Ovation(TM) is designed in a manner to allow the sharing of the forces to which the spine is subjected with this system, which in turn is thought to provide improved results in spinal fusion procedures.

      In 2001, we began to market VBR(TM). This patented device, which we distribute under an exclusive agreement with Heinrich C. Ulrich, K.G., or Ulrich, of Ulm, Germany, the manufacturer of the product, has been cleared for sale by the FDA to replace a collapsed, damaged or unstable vertebra due to a tumor or trauma.

      In February, 2001, we entered into a distribution agreement to market and distribute Sentinal(TM) and Affirm(TM) in the United States and Canada. These products are manufactured by Alphatec Manufacturing, Inc. The distribution agreement is for an initial term of two (2) years beginning April, 2002. Sentinal(TM) is a lateral linking, top loading, titanium screw and hook rod system designed to stabilize the posterior elements of the thoracic, lumbar and sacral spine. Affirm(TM) is a contoured, low profile, titanium plating system designed to provide temporary anterior internal fixation in the cervical spine. In October, 2002, because of a higher than normal level of complaints, we temporarily suspended the sale and distribution of Affirm(TM). We are currently uncertain about our ability to reintroduce Affirm(TM) into the market.

      On February 1, 2003, we entered into a three-year agreement with SpineVision, S.A. and SpineVision, Inc., or collectively SpineVision, to exclusively market and distribute in the United States and Puerto Rico SpineVision's Plus(TM) System, C3(TM) System, and the Uni-Thread(TM) System. The Plus(TM) System is a hook, rod and screw system that offers advanced features for use in scoliosis, trauma and low back surgeries. The C3(TM) System is a unique anterior plate system that is designed to aid in achieving fusion in the cervical spine. The Uni-Thread(TM) System is a threaded pedicle screw system that offers both polyaxial and lateral linking in one system designed to provide stabilization of the spine in low back surgical procedures.

      We expect to continue to expand our metal spinal implant product line through acquisition or licensing of technology and products so that we are able to offer surgeons implant systems capable of solving a variety of spinal problems.

Quality Assurance

      We have stringent quality assurance programs in place covering all of our lines of business, including our Grafton(R) DBM and Base Tissue Segments, and our metal spinal implants and instruments. OST's processing facility in Clermont-Ferrand, has received International Standardization Organization, or ISO, certification for its quality systems and our facilities in the United States are registered with the FDA and are accredited by the American Association of Tissue Banks.

      In both the Grafton(R) DBM and Base Tissue Segments, our allograft bone tissue quality assurance program commences with the recovery of allograft bone tissue which is procured under strict aseptic conditions. The tissue is recovered primarily in hospitals and, to a lesser extent, coroners' facilities, which have been prepared for recovery. Recovered allograft bone tissue is also required to be sterilely wrapped and shipped in special containers. Upon receipt of this tissue, a quarantine period is imposed to permit serologic and microbiologic testing prior to release of allograft bone tissue for processing. Upon satisfactory completion of all testing, the allograft bone tissue is processed in a microbially-controlled environment. Under constant monitoring, the allograft bone tissue is cleaned, soaked in antibiotics and alcohol and then cut and shaped in accordance with our or our clients' specifications. Before being released, our quality assurance team inspects and again tests all processed bone tissue for microbiological contaminants.

      As a result of our quality assurance operating and testing procedures, we identified a higher than normal level of finished product sterility failures for certain tissue processed in the third quarter of 2002. Therefore, we voluntarily and temporarily suspended Base Tissue Segment processing operations during a portion of the fourth quarter of 2002, and we placed tissue processed from 693 donors in quarantine and voluntarily retrieved certain tissue from 15 whole donors and five individual pieces of tissue from five different donors that had previously shipped to clients. However, at no time did any tissue that was identified as being contaminated ever leave our processing facilities.

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

      In addition to the proprietary demineralization process used in our Grafton(R) DBM Segment, we are developing additional processing technologies that once fully implemented will enable us to expand our viral inactivation claims to include virtually all of the allograft bone tissue we process in our Base Tissue Segment. These proprietary, tissue-specific technologies are expected to further enhance graft safety while maintaining the tissue's biologic and physical properties.

      To our knowledge, none of the approximately 2.9 million transplanted grafts we have processed in our Grafton(R) DBM and Base Tissue Segments have caused a confirmed transmission of infectious diseases. This record is due to the rigorous donor screening and tissue recovery techniques used by our clients, extensive donor testing, as well as our demanding quality assurance and processing protocols.

Clients

      During 2002, two of our clients, ARC and MTF individually accounted for approximately 30% and 29% of our consolidated revenue, respectively. We receive revenues in both our Grafton(R) DBM and Base Tissue Segments from each of these clients. In the Base Tissue Segment, our clients pay us fees on a per donor basis for processing, finishing and packaging our clients' mineralized, weight-bearing allograft bone tissue and on a per unit basis for the processing of bio-implants. In the Grafton(R) DBM Segment our clients pay us fees on a per unit basis. We have processing agreements with ARC and MTF which run through December 31, 2006 and December 31, 2008, respectively. See Note 13 of "Notes to Consolidated Financial Statements".

      Commencing in the first quarter of 2002, we began to receive allograft bone tissue for processing from LifeNet under the terms of a five-year agreement which will expire in January, 2007. The allograft bone tissue received from LifeNet under this agreement will be processed in our Base Tissue Segment. Effective January 1, 2003, we entered into a five-year agreement with LifeNet and DePuy for the processing of LifeNet allograft bone tissue into a DBM carrier product, which will be marketed by DePuy and distributed by LifeNet.

      In June, 2000, we entered into a five-year agreement with Bone Bank Allografts, or BBA, to process donor allograft bone tissue procured by BBA and, in December, 2000, we entered into a fifteen-year agreement with American Tissue Services Foundation, or ATSF, to process donor allograft bone tissue procured by ATSF. This tissue is processed in our Grafton(R) DBM and Base Tissue Segments.

      We generally rely on our clients to obtain the donor allograft bone tissue which we process and, generally, to distribute the processed allograft bone tissue to hospitals and surgeons for transplantation. However, certain of our clients are recovering tissue on our behalf which will be distributed and invoiced directly by us to the hospitals and physicians. In the future, we expect a significant portion of our processed tissue will be distributed in this manner and a significant portion of our revenue will be derived in this manner. We perform marketing services which generate demand for our proprietary products. See "Education and Marketing."

      In the fourth quarter of 1999, we commenced using the OsteoPure(TM) System for processing allograft bone tissue grafts for French tissue bank clients and we also concluded a contract with BioImplant Services of The Netherlands for expanded distribution of Grafton(R) DBM in Europe. We began distribution of Grafton(R) DBM in Europe in the first quarter of 2000.

      Our metal spinal implant product customers generally purchase our services and products pursuant to purchase orders or non-exclusive supply agreements which are cancelable at any time by either party.

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

      As of December 31, 2002, in the United States, we employed 13 persons engaged directly in efforts to educate surgeons as to the benefits and applications of processed allograft bone tissue and eight employees engaged in training our independent sales agents. We complement our direct sales organization with a national network of independent sales agents who market Grafton(R) DBM, Graftech(TM) Bio-implants and our non-allograft bone tissue spinal implant products. These agents also educate the medical community about processed allograft bone tissue. At December 31, 2002, we had appointed 37 agencies which employ 175 sales representatives.

      Currently, a small group of marketing and sales employees of OST located in Clermont-Ferrand, France markets and sells our OsteoPure(TM) Femoral head and cancellous bone grafts, Grafton(R) DBM and other human allograft tissue products in conjunction with a network of independent agents and distributors we have retained, including DePuy International, LTD, or DePuy International. In early 2002, OST entered into a two-year marketing services and logistics support agreements with DePuy International. DePuy International will be OST's exclusive sales agent for Grafton(R) DBM tissue in the United Kingdom, Germany and Switzerland. The agreements are automatically renewable every two years unless terminated by either party. OST's staff also markets and sells our LUBBOC(R) and LADDEC(R) Bovine bone grafts to orthopaedic surgeons and dentists.

Government Regulations

      Our products and our tissue banking activities are regulated in the United States by the U.S. Food and Drug Administration, or the FDA, and certain state agencies. Outside the United States, our products and tissue-banking activities are regulated by federal agencies of the respective countries. Each country maintains its own regulatory system for tissue-based products and tissue banking activities. European countries maintain a shared regulatory system for medical devices.

      United States

      Our products are extensively regulated by federal and, in certain states, by state agencies in the United States. Failure to comply with these requirements may subject us to administrative or judicial sanctions, such as the FDA's refusal to clear pending applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, civil penalties, injunctions and/or criminal prosecution.

      In the United States, the allograft bone tissues that we process are regulated by the FDA as human tissue-based products under section 361 of the Public Health Service Act, and under certain circumstances, may be regulated as a medical device under the Food, Drug, and Cosmetic Act.

      FDA regulations do not require that human tissue-based products be cleared or approved before they are marketed. We are, however, required to register and list these products with the FDA and to comply with regulations concerning tissue donor screening and testing, and related procedures and record keeping. The FDA periodically inspects tissue processors to determine compliance with these requirements. The FDA has proposed, but not yet finalized, "Good Tissue Practice" regulations that would impose requirements on the manufacture of human tissue-based products, including tissue recovery, donor screening, donor testing, processing, storage, labeling, packaging, and distribution. The human tissue-based product category is a relatively new one in FDA regulations, and it is possible that the FDA will change its approach to human tissue-based products in general or to particular categories of products to require FDA clearance or approval or otherwise restrict distribution.

      In October, 2002, the FDA completed an inspection of our facilities related to our voluntary and temporary suspension of certain of our tissue processing operations and retrieval of certain Base Tissue Segment donor tissue. At the conclusion of the inspection, the FDA made two observations in a Form 483, which is a document that specifies objectionable conditions and practices noted by the FDA investigator. We have put into place the necessary corrective action programs to address the FDA observations. The FDA subsequently responded to our submissions and noted that the corrective actions taken appear to be adequate and appropriate.

We anticipate that the FDA will continue to monitor our activities in the future with regard to our corrective action programs.

      The metal spinal implant products that we distribute in the United States are regulated by the FDA as medical devices. Medical devices generally require FDA approval or clearance before they may be marketed. There are two processes by which medical devices can receive approval or clearance. Some products may qualify for clearance under the 510(k) process, in which the manufacturer or processor demonstrates that its product is substantially equivalent to another lawfully marketed product (i.e., that it has the same intended use and is as safe and effective as a lawfully marketed product and does not raise different questions of safety and effectiveness as the lawfully marketed product). 510(k) submissions usually include safety and performance data, and in some cases, the submission must include clinical data. Marketing may commence if and when FDA issues a letter finding substantial equivalence. All of the metal spinal implant systems that we distribute are being marketed pursuant to 510(k) clearances.

      If a medical device does not qualify for the 510(k) process, the product may not be distributed until a premarket approval application has been approved by the FDA. Premarket approval applications must demonstrate product safety and effectiveness. A premarket approval application is typically a complex submission, usually including the results of preclinical and clinical studies. The manufacturer must also pass a premarket inspection of its compliance with FDA's Quality Systems regulation. Marketing may commence if and when the FDA issues a premarket approval.

      After premarket clearance or approval has been obtained, manufacturers and marketers of medical devices are subject to postmarketing requirements. For example, a manufacturer's quality control and manufacturing procedures and its facilities must conform to FDA's Quality System Regulation, which governs, for instance, design, manufacture, packaging, labeling, installation, and servicing of medical devices. Certain adverse events and product malfunctions must be reported to the FDA, and product labeling and promotion must comply with FDA requirements. The FDA periodically inspects facilities to determine compliance with these requirements.

      We market Grafton(R) DBM as a human tissue-based product pursuant to an August, 1995 designation from the FDA. In March, 2002, the FDA informed us that the agency is changing the regulatory status of Grafton(R) DBM and will henceforth regulate it as a medical device. We believe the FDA's change in its position regarding Grafton(R) DBM results from its decision to regulate all demineralized bone with a carrier, including those processed and marketed by certain of our competitors, as medical devices. We communicated to the FDA that we believe its initial designation of Grafton(R) DBM as a human tissue-based product was and still is correct. In this regard, we have provided information to the FDA that we believe should cause the FDA to reconsider the position it has expressed in its March, 2002 letter as it relates to Grafton(R) DBM. On February 26, 2003, we met with representatives of the FDA to present our facts and views. Communication and interaction with the FDA on this issue are continuing. If we are unsuccessful in our effort, we will be required to obtain a medical device approval or clearance for Grafton(R) DBM, and to comply with medical device postmarketing obligations. We believe that Grafton(R) DBM will be eligible for 510(k) clearance, but we cannot be sure that we will not be required to obtain premarket approval, or that the FDA will issue any clearance or approval in a timely fashion, or at all.

      We also market Grafton Plus(TM) DBM as a human tissue-based product. The FDA's determination regarding Grafton(R) DBM is also likely to be applied to Grafton Plus(TM) DBM. If the FDA maintains its position that all products consisting of demineralized bone with a carrier should be regulated as a medical device, we would also be required to obtain FDA clearance or approval for Grafton Plus(TM) DBM and any other DBM carrier product we may process, including pursuant to our agreement with LifeNet and DePuy, and to comply with other medical device requirements for that product.

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


      International

      Allograft bone tissue and tissue banking activities, such as tissue donation and recovery and tissue processing, are regulated in virtually all countries in which we operate outside the United States. The regulatory schemes and specific requirements for these products and activities vary from country-to-country. There are no common or harmonized regulatory approvals or programs for these products and activities, such as there are for medical devices marketed in the European Union. We believe that we comply with the national regulations in the countries in which we currently operate or in the countries we plan to operate in the future, although there can be no assurances that we will be able to do so in the future.

      In 2001, France authorized our French subsidiary, OST, to operate as a tissue bank. This authorization was based on OST's satisfaction of certain requirements, such as high technology. This authorization was granted for a period of five years. At the end of this initial five-year period, OST can reapply to have the authorization renewed. Without this authorization, OST will not be able to operate its tissue bank in France or to directly distribute or import into France, human tissue based products. We cannot be certain that OST will be able to obtain a renewal of its authorization to operate as a tissue bank on a timely basis, or will be able to obtain such authorization.

      The European Commission is working on the development and adoption of a common regulatory program for human tissue based products and tissue banking. We believe that an eventual adoption of such a common regulatory program is likely though not imminent. There can be no assurance that we would be able to meet the requirements of any such regulatory program once it is adopted.

      ISO certification for production facilities was made mandatory in 1998 for companies that market or distribute products within the European Union. OST's processing facility located in Clermont-Ferrand, France has received ISO 9002 certification for the quality systems used in the manufacture of bovine tissue products. Upon receiving certification, a company may apply for a CE Mark for its device products, thus allowing for the sale of the products throughout the European Union. The LUBBOC(R) and LADDEC(R) Bovine Grafts produced and marketed by OST are regulated as medical devices in Europe and most other international markets in which these products are marketed.

Research and Development

      During 2002, 2001, and 2000 we spent approximately $3,927,000, $4,372,000, and $5,547,000, respectively, on research and development activities. The majority of these expenditures were made in our Grafton(R) DBM and Base Tissue Segments. We are engaged in continuing research and development efforts in the allograft bone tissue processing field which include our continuing efforts to improve upon and maintain the safety and performance of the processed allograft bone tissue, increase the amount of transplantable allograft bone tissue derived from each donor, reduce processing costs through efficiency advances and develop new forms of allograft bone tissue.

Competition

      Market Overview

      The bone grafting market is an extension of the general orthopaedic surgery market, as bone grafts are used adjunctively in a broad range of reconstructive orthopaedic surgical procedures such as the repair of fractures and skeletal defects, spinal and joint arthrodeses, and revision arthroplasties. These procedures are performed by virtually all orthopaedic subspecialties and by neurosurgeons, some plastic surgeons and certain other surgical specialties. Dental and other oral maxillofacial procedures are not considered to be a primary portion of the bone graft market, but are instead considered to constitute a secondary market. Three basic categories of products or alternatives currently compete in the bone graft market:

      o     autograft bone tissue;

      o     allograft bone tissue; and

      o     synthetic bone void fillers.

      A fourth product category, growth factor products, is still in the investigational stage. One such growth factor, Osteogenic Protein 1, or OP-1, has recently received humanitarian device exemption status, or HDE status, from the FDA for use as an alternative to autograft in long-bone nonunions where use of autograft is unfeasible and alternative treatments have failed. In addition, in July, 2002, the FDA approved the InFuse(TM) Bone Graft, or InFuse(TM), a combination of an absorbable collagen sponge and rhBMP-2. InFuse(TM) is limited to use in single level lumbar, anterior procedures with the LT-Cage(TM) Lumbar Tapered Fusion Device.

      We estimate that total domestic allograft bone tissue sales in 2002 was $508 million, comprising approximately 40% of the U.S. bone graft market.

                             U.S. Bone Graft Market
                                       2002
Specialty                          Graft Procedures(1)           Allograft Market Size(1)
---------                          -------------------           ------------------------
Spinal Fusions                            328,000
General Orthopaedics                      238,000
Craniomaxillofacial                        77,000
                                      -----------
Total                                     643,000
Average Selling Price2                $     1,994
                                      -----------
Market Size (000)                     $ 1,282,000                      $508,000 (40%)

      (1) Source: Datamonitor, "Market Dynamics: Bone Substitutes and Growth Factors"

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

      Competitive Overview

      In both our Grafton(R) DBM and Base Tissue Segments we compete in the bone graft market with autograft bone tissue, allograft bone tissue processed by others and synthetic bone void fillers. Autograft bone tissue has traditionally been the primary choice for surgeons and we believe it still maintains an approximate 49% share of the U.S. bone graft market. Due to factors such as the increased cost and potential complications associated with an additional procedure needed to acquire autograft bone tissue, more surgeons are beginning to choose allograft bone tissue over autograft bone tissue for their bone grafting needs.

      Grafton(R) DBM Segment

      We have been successful in persuading many surgeons to switch to Osteotech processed allograft bone tissue through the introduction of our proprietary tissue processing technology. We have expanded the applications of allograft bone tissue through Grafton(R) DBM, a proprietary form of allograft bone tissue. The demineralization process used in Grafton(R) DBM removes most of the minerals, thus exposing the proteins that promote bone growth (osteoinduction) and creating a latticework for new bone (osteoconduction). Grafton(R) DBM has a validated viral inactivation process for HIV, hepatitis B and C, cytomeglia and polio. Grafton(R) DBM is produced in forms such as gel, flex, putty, crunch, and DBF Matrix, and is packaged in sterile, single patient delivery systems. In February, 2002, we introduced Grafton Plus(TM) DBM, which contains a carrier made from starch instead of glycerol. In the first half of 2003, we expect to begin distribution of Grafton(R) DBM Matrix Strips. With the varying textural and handling characteristics of its forms, Grafton(R) DBM can be used in virtually all non-weight-bearing bone graft procedures and has been used in approximately 590,000 procedures through December 31, 2002.

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

      In recent years, Grafton(R) DBM has faced increasing competitive pressures, which we expect will continue in the future, as more companies have developed products with characteristics similar to Grafton(R) DBM. Certain of these competitors have, in turn, partnered with large orthopaedic and spine companies to market the competitors' products. Many of these companies have research and development, marketing and other resources that are significantly greater than ours. They also offer a full line of metal implants and other products used in spinal surgeries, which could give them a competitive advantage over us since they can offer surgeons a more complete line of products then we currently can.

      Grafton(R) DBM primarily competes with DBM products including:
DynaGraft(R) II, OrthoBlast(TM) II and Accell(TM), manufactured and distributed by GenSci; Osteofil(TM), processed by Regeneration Technologies, Inc. and distributed by Medtronic Sofomor Danek; AlloMatrix(R) and Ignite(TM), manufactured and distributed by Wright Medical Technologies, Inc.; InterGro(TM), processed and distributed by Interpore Cross International; and DBX(R), processed by MTF and distributed by Synthes Spine.

      To counter this competition, we have expanded our line of Grafton(R) DBM in order to offer the surgeon the ability to expand the type of procedures that DBM grafting materials can be used in. Additionally, we introduced Grafton Plus(TM) DBM in February, 2002, which offers improved handling characteristics. We have also expanded our Graftech(TM) Bio-implant line with which Grafton(R) DBM is used and also expanded our line of metal spinal implant devices. When taken together, we are now able to provide the spinal surgeon with the full range of products needed to achieve the outcomes the surgeon is seeking for the patient.

      Notwithstanding the increasing competition, Grafton(R) DBM has significant opportunities for growth. Currently, Grafton(R) DBM sales are primarily domestic. We estimate that Grafton(R) DBM was used in only 14% of the total bone graft procedures performed in the U.S. during 2002. We estimate the potential non-domestic bone graft market to be at least as large as that of the U.S. market. The European market, in particular, provides us with an opportunity in an area where we already have a sales presence. We currently market Grafton(R) DBM in 11 European countries.

                    Grafton(R) DBM U.S. Procedure Penetration

                                      2002
                           ---------------------------
                                 Grafton(R) DBM
                           ---------------------------
                                                              Percent
Specialty                  Potential(1)     Actual(2)       Penetration
---------                  ------------     ---------       -----------
Spinal Fusions               328,000         38,129           11.6%
General Orthopaedics         238,000         40,386           17.0%
Craniomaxillofacial           77,000         12,500           16.2%
                             -------         ------           -----
Total                        643,000         91,015           14.2%

      (1) Source: Datamonitor, "Market Dynamics: Bone Substitutes and Growth Factors"

      (2)   Source: Osteotech estimate

      Base Tissue Segment

      Allograft bone tissue is still the only alternative to autograft bone tissue for bone grafting procedures which require weight-bearing tissue. We plan to continue to differentiate our Base Tissue Segment operations from those of other allograft bone tissue processors by expanding our viral inactivation claim to include our mineralized weight-bearing bone tissue and through continued technological advances. Our Graftech(TM) Bio-implants face significant competition from bio-implants processed by other tissue banks and processors such as MTF and Regeneration Technologies, Inc. and are marketed by companies such as Medtronic Sofamor Danek and Synthes Spine which have larger marketing forces and significantly greater resources then we have. Typically, weight-bearing tissues are not osteoinductive. In late 2001, we introduced our OsteoActive(TM) surface treatment of weight-bearing bone tissue. Application of this process to weight-bearing tissue allows the surface of the tissue to become osteoinductive, allowing for faster incorporation of the tissue into a patient's own bone, thereby aiding the process of spinal fusions. We also introduced our non-frozen version of weight-bearing tissue which allows these grafts to be stored on the shelf instead of in freezers and for the surgeon to be more precise in selecting the grafts he will use in a procedure, thus reducing the number of grafts a hospital must purchase. Once we are able to use our new Plexus(TM) Processing technology on a commercial basis, of which there can be no assurance, it should allow us to utilize more of the available allograft bone tissue in the future for weight-bearing grafts, thus increasing the availability of such grafts. All of these innovations will continue to differentiate Osteotech processed bone from our competitors and, we believe, increase the demand for our processed tissue in the future.

      In this segment, we process both our non-proprietary allograft bone tissue forms and Graftech(TM) Bio-implants. In the fourth quarter 2000, we began the limited market introduction of the Graftech(TM) Bio-implant line of spacers and ramps for posterior and anterior lumbar spinal fusion procedures and for cervical spinal fusion procedures. The Graftech(TM) Bio-implant tissue forms became available nationally over the course of 2001. We market and generally distribute these bio-implants.

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

      The various national markets in Europe for bone grafts are currently dominated by the use of autograft and synthetic bone graft substitutes. Autograft remains the bone graft of choice due to surgeons' attitudes and concerns about bone graft safety and performance. There is also a significant number of surgeons who have not yet become aware of the safety and performance advantages of processed allografts and who continue to use unprocessed autografts. Our OsteoPure(TM) Process, Grafton(R) DBM, Graftech(TM) Bio-implants and non-proprietary allograft bone tissue forms are designed to address these needs. However, other firms have developed or are developing allograft bone tissue grafts and allograft bone tissue-based products to also address these needs. Tissue Bank of France, a unit of Groupe Lepine of France and Tutogen, Inc. of Germany, offers allograft bone tissue grafts which directly compete with the OsteoPure(TM) Processed human femoral head tissue grafts in certain European countries. Also, several U.S. tissue bank organizations have formed strategic alliances with orthopaedic device firms to market allograft bone tissue grafts in European markets.

      Metal Spinal Implants and Instruments

      Although we have not been a significant competitor in the metal spinal implant market to date, we are expanding into this market, which is highly competitive.

Environmental Matters

      Our allograft bone tissue processing in both the United States and Europe generates waste which, in the United States, is classified as medical waste and/or hazardous waste under regulations promulgated by the United States Environmental Protection Agency and the New Jersey Department of Environmental Protection. We segregate our waste materials and dispose of them through a licensed hazardous waste transporter in compliance with applicable regulations. In OST's processing facility in Clarmont-Ferrand, France, we segregate both bovine and human tissue waste and dispose of it in a manner specified by the appropriate regulatory authorities responsible for environmental matters in France. Although we believe we are in compliance with applicable environmental regulations, the failure to fully comply with any such regulations could result in the imposition of penalties, fines and/or sanctions which could have a material adverse effect on our business.

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

      At February 28, 2003, we held an aggregate of 115 United States patents and patent applications and 180 foreign patents and patent applications consisting of: (i) 47 United States patents and 32 foreign patents relating to our aseptic processing technology and our transplant support products, including 16 United States Grafton(R) DBM patents and 9 foreign Grafton(R) DBM patents,
(ii) 4 United States and 4 foreign patents relating to our biomaterials technology, (iii) 49 United States and 126 foreign patent applications relating to aspects of our processing technology and our osteogenic and other products under development, (iv) 4 United States patent applications and 5 foreign patent applications relating to our biomaterials technology, (v) 3 United States patents related to instrumentation, and (vi) 8 United States patent applications and 13 foreign patent applications relating to instrumentation. We believe that our Grafton(R) DBM patents are significant in maintaining our competitive position. These patents expire on various dates ranging from 2009 to 2020. Our other patents expire at various dates ranging from 2007 to 2021.

      We can not assure you that any pending patent applications will result in issued patents or that any currently issued patents, or patents which may be issued, will provide us with sufficient protection in the case of an infringement of our technology or that others will not independently develop technology comparable or superior to ours.

Product Liability and Insurance

      The testing and use of allograft bone tissue and the implantation of medical devices developed with our biomaterials technology and medical devices manufactured by others and distributed by us entail inherent risks of medical complications for patients, and therefore may result in product liability claims against us. Further, our agreements with our bone tissue processing clients provide them with indemnification by us for liabilities arising out of defects in allograft bone tissue caused as a result of processing performed by us.

      We presently maintain product liability insurance in the amount of $35 million per occurrence and per year in the aggregate. We cannot assure you that we will be able to maintain such insurance in the future or that such insurance will be sufficient to cover the amount of claims asserted against us on all types of liabilities. We have had product liability claims asserted against us in certain pending lawsuits. See Item 3. "Legal Proceedings" and Note 13 of "Notes to Consolidated Financial Statements."

Employees

      At December 31, 2002, we had 338 employees, of whom 204 were engaged in allograft bone tissue processing and the manufacture of products; 26 were engaged in research and development; 50 were engaged in education, sales and marketing; and 58 were engaged in regulatory, finance and administration. Our employees are not covered by any collective bargaining agreement. We consider relations with our employees to be good.


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

      In 1997, we purchased land adjacent to our Eatontown, New Jersey facility. We have completed the construction and validation of a new 73,000 square foot processing facility built on this land, which is utilized primarily by the Grafton(R) DBM and Base Tissue Segments. We began occupying this facility in the fourth quarter of 2001 and fully occupied it by June, 2002. We have financed the construction of this facility with a $4.5 million mortgage loan and a $17.0 million equipment term loan from our bank, which is secured, in part, by the equipment purchased with the proceeds from this loan facility and through our cash reserves and cash generated by operations. This facility is held by us subject to a mortgage which secures the mortgage loan, our equipment term loan and a $5 million revolving line of credit.

      Our processing facility located in Shrewsbury, New Jersey is approximately 45,000 square feet and is occupied pursuant to a lease that expires in October, 2008, which provides for a base annual rental of approximately $247,000 through October 2003 and $309,000 for the remaining term of the lease. The lease is renewable at our option for an additional five-year term. Both the Grafton(R) DBM and Base Tissue Segments were utilizing this facility. In 2003, since we have completed the move of our processing operations into our new facility, we intend to use this facility for certain processing steps and for certain non-processing activities. In addition, we rent 4,600 square feet of space in Eatontown, New Jersey principally as warehouse space for our non-allograft bone tissue spinal implant products. The lease expires in January 2005 and provides for base annual rental of approximately $27,000.

      Our subsidiary in France, OST, which is engaged in the production, processing and distribution of bovine bone graft substitute products and human allograft tissue products, occupies an 11,000 square foot facility in Clermont-Ferrand, France. The lease for this facility expires in June, 2005 and has an annual rent of 85,000 Euros (approximately $90,000 at the December 31, 2002 exchange rate). We have the option to acquire the building and related land for the fair market value of the property at the time of purchase as determined by an independent appraisal. OST also occupies a 3,100 square foot facility which it utilizes for the activities of its tissue bank, OsteoCentre Europe, at an annual rental of 29,000 Euros (approximately $31,000). The lease on this facility expires in December, 2009.

Item 3. Legal Proceeding

      GenSci Regeneration Laboratories, Inc. v. Osteotech, Inc.; Osteotech, Inc.
v. GenSci Regeneration Sciences, Inc.

      In January, 1998, we filed a patent infringement action against GenSci Regeneration Laboratories, Inc. ("GenSci Labs") and GenSci Regeneration Sciences, Inc. ("GenSci Sciences", collectively, "GenSci") alleging that GenSci violated claims of one of our patents involving Grafton(R) Demineralized Bone Matrix (DBM) process. Approximately two weeks after our filing, GenSci Labs filed a suit against us alleging that our Grafton(R) DBM Flex tissue form infringes two patents assigned to GenSci Labs in addition to allegations against us for tortious interference with a business expectancy, negligent interference with a prospective economic advantage and inducing breach of contract and seeking a declaratory judgment of the invalidity of our patents U.S. Patent Nos. 5,284,655 (the "655 Patent") and 5,290,558 (the "558 Patent") covering
Grafton(R) DBM. In February, 1998, GenSci Labs amended its complaint alleging essentially the same causes of action but adding a third patent to the allegation of patent infringement. In August, 1998, the actions were consolidated into one case before the United States District Court for the Central District of California. In April, 2000, GenSci Labs and GenSci Sciences agreed to dismiss with prejudice all of GenSci's patent infringement claims against us. Between September, 1998 and September, 2001, there were numerous amendments to the complaints of both parties and both parties filed numerous motions with the Court.

      On October 31, 2001, the trial commenced in the United States District Court for the Central District of California. In November, 2001, the jury returned a verdict that the 558 Patent and the 655 Patent are valid and that GenSci infringed on both patents through their sales of the DynaGraft(TM) Gel and Putty products. In arriving at its verdict, the jury rejected all of GenSci's defenses.

      In December 2001, we were awarded damages in the amount of $17,533,634 for GenSci's infringement of our patents. This damage award will be reduced by the $3.0 million previously paid by DePuy in 2000 and 1999 in settlement of our claims against DePuy in this lawsuit. We have not recognized any portion of the net award of $14,533,634 in our financial statements. On December 21, 2001, GenSci filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.

      GenSci Orthobiologics, Inc. v. Osteotech, Inc.

      On March 6, 2000, GenSci Orthobiologics, Inc. ("GenSci") filed a complaint in the United States District Court for the Central District of California against us, alleging unlawful monopolization, attempt to monopolize the market for demineralized bone matrix and for entering agreements in restraint of trade, in violation of Sections 1 and 2 of the Sherman Antitrust Act and Section 3 of the Clayton Act; and that we engaged in unlawful and unfair business practices in violation of Section 17200 of the California Unfair Competition Law. GenSci has alleged that we have monopoly power in the market for demineralized bone matrix products in the United States, and has engaged in anticompetitive conduct by improperly asserting our patents through patent infringement actions, seeking to have the Food and Drug Administration remove certain of

GenSci's products from the market, restricting competitors' access to raw materials, interfering with GenSci's arrangements to manufacture demineralized bone matrix implants, interfering with GenSci's marketing and distribution arrangements, and disparaging GenSci's products.

      GenSci seeks compensatory, incidental, consequential, and punitive damages in an unspecified amount, and injunctive relief to stop us from restricting the tissue banks for which it processes tissue from supplying processed demineralized bone matrix to our competitors and distributing the demineralized bone matrix implant products of our competitors. GenSci had previously asserted certain of these allegations in its patent litigation with us in the Central District of California federal court.

      In April, 2000, we reached an agreement with GenSci whereby tort claims that were dismissed from the patent litigation would be transferred to this action and this action was stayed pending completion of our patent infringement case against GenSci. On December 20, 2001, GenSci filed a bankruptcy petition with the United States Bankruptcy Court for the Central District of California. GenSci has not sought relief from the automatic stay to pursue this action.

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

      In its Second Amended Answer and Counterclaim filed in March, 2001, GenSci denies infringement, asserts a number of affirmative defenses, and asserts a counterclaim seeking a declaratory judgment that the patents-in-suit are invalid, not infringed and/or unenforceable, together with costs and attorneys' fees.

      We intend to pursue our claims against GenSci and vigorously defend against the counterclaims. On December 20, 2001, GenSci filed a bankruptcy petition with the United States Bankruptcy Court for the Central District of California. As a result, this suit is currently stayed.

      "O" Company, Inc. v. Osteotech, Inc.

      In July, 1998, a complaint was filed against us in the Second Judicial District Court, Bernallilo County, New Mexico, which alleges negligence, strict liability, breach of warranties, negligent misrepresentation, fraud, and violation of the New Mexico Unfair Trade Practices Act arising from allegedly defective dental implant coating and coating services provided to plaintiffs by our subsidiary, Osteotech Implants BV, formerly known as Cam Implants BV. Plaintiffs have demanded unspecified monetary damages. In August, 1998, we removed this action to the United

States District Court for the District of New Mexico and filed and served our answer, denying any and all liability in this action, and moved to dismiss five of the seven claims alleged against us. In March, 1999, the court dismissed with prejudice the plaintiff's negligence and strict liability claims. As to the remaining claims, we, in addition to denying any and all liability, have moved for summary judgment on the basis that all of the remaining claims are barred by their applicable statutes of limitations. After discovery on matters relating to the statute of limitations issue, our summary judgment motion was submitted. On October 22, 2002, the court issued a memorandum opinion and order denying our motion for summary judgment and plaintiffs' cross-motion for summary judgment. On February 13, 2003, we filed another motion for summary judgment on the basis that plaintiffs sued the wrong party. The motion has not yet been fully briefed and submitted to the court. Discovery on matters relating to the merits of the plaintiffs' claims and scope of alleged damages, is in progress.

      We believe that the claims made against us in this action are without merit and will continue to vigorously defend against such claims.

      Medtronic Sofamor Danek, Inc., Sofamor Danek L.P. and Sofamor Holdings, Inc. v. Osteotech, Inc.

      In July, 1999, Medtronic Sofamor Danek Inc., Sofamor Danek L.P. and Sofamor Danek Holdings, Inc. (collectively, "Danek") sued us in the United States District Court for the Western District of Tennessee alleging that certain instruments and instrument sets relating to cortical bone dowel products, including the bio-d(R)Threaded Cortical Bone Dowel and Endodowel, or bio-d(R)manufactured, sold and/or otherwise distributed by us infringe on certain claims of U.S. Patent Nos. 5,741,253, 5,484,437 and 6,096,038 which are owned by Danek.

      In April, 2002, this lawsuit (the "Medtronic Settlement") was settled. We agreed to pay an aggregate of $1,900,000 to Medtronic in 24 equal monthly installments, without interest, and supported by an irrevocable standby letter of credit, and to cease processing, marketing, distributing, advertising and promoting of the bio-d(R) by January 31, 2003. In accordance with the Medtronic settlement, we completed the removal of the bio-d(R) from the market on January 31, 2003. In addition, Medtronic agreed to discontinue its participation in the lawsuit brought by the University of Florida Tissue Bank, Inc., Regeneration Technologies, Inc., Sofamor Danek Group, Inc. and Sofamor Danek L.P. (see "University of Florida Tissue Bank, Inc. v. Osteotech, Inc."), to neither fund nor voluntarily assist RTI or any other party to continue to pursue this suit against us, and to contact RTI, inform it of the terms of this settlement and recommend to RTI to accept the terms of this settlement in complete resolution of its suit against us.

      We recorded a charge of $1,785,000 in the second quarter of 2002 representing the present value of the amounts due to Medtronic under this settlement. This charge is reflected as a litigation settlement charge in the consolidated statements of operations.

      University of Florida Tissue Bank, Inc. v. Osteotech, Inc.

      In February, 1999, Southeast Tissue Alliance, formerly known as the University of Florida Tissue Bank, Inc. ("Southeast"), Regeneration Technologies, Inc. ("RTI"), Sofamor Danek Group, Inc. and Sofamor Danek L.P. filed a complaint against us in the United States District Court for the Northern District of Florida alleging that our bio-d(R)infringed on the claims of U.S. Patent Nos. 5,814,084, 4,950,296 and 6,096,081.

      In April, 2002 Medtronic settled its portion of this lawsuit with us pursuant to the Medtronic Settlement discussed above. In June, 2002, Southeast and RTI settled their portions of this lawsuit with us under the same terms as the Medtronic Settlement without any additional monetary payments.

      Regner v. Inland Eye & Tissue Bank of Redlands; Thacker v. Inland Eye & Tissue Bank of Redlands; Savitt v. Doheny Eye and Tissue Bank; Sorrels, Decker and Blake v. Inland Eye & Tissue Bank, et. al.

      We are a defendant, with several other defendants, in three actions pending in the Superior Court for the State of California, Los Angeles County. One of the suits seeks class action status and initially alleged causes of action based on a violation of the California Business and Professional Code
Section 17200, as well as a number of common law causes of action, including negligence, deceit, and intentional and negligent infliction of emotional distress. Through dismissals, either by the Court or voluntarily by plaintiffs, only the California Business and Professional Code claims, which are based on the allegation that defendants are engaging in the activity of buying or selling organs or tissue for valuable consideration or profit, and certain negligence claims remain with respect to the actions. It appears that plaintiffs are seeking class action status and injunctive relief and "restitution" with respect to their California Business and Professional Code claims. To the extent any of the other causes of action lie against us, plaintiffs are seeking damages in an unspecified amount. Although this litigation has been pending for some time, significant discovery has only recently commenced. Plaintiffs filed a motion for leave to file a Fourth Amended Complaint to allow the adding of two additional class representatives and to make other changes to the complaint, which motion was denied without prejudice on February 3, 2003. Plaintiffs' counsel have recently indicated that, rather than seek to amend the Regner complaint, they plan to file three new actions on behalf of three plaintiffs alleging claims similar to those asserted in the Regner case. We also expect the court to set a schedule for a class certification motion in the near future.

      On March 24, 2003, we were served with a new similar action, Sorrels, Decker and Blake v. Inland Eye & Tissue Bank, et al. This action purports to be a class action and alleges violations of Section 17200 and negligence against us.

      We believe that the claims made against us in this action are without merit and will continue to vigorously defend against such claims.

      Condos v. Musculoskeletal Transplant Foundation

      In July, 2000, we were served with an action brought in the United States District Court for the District of Utah against us and the Musculoskeletal Transplant Foundation. The suit alleges causes of action for strict liability, breach of implied warranty and negligence arising from allegedly defective allograft bone tissue processed and/or provided by defendants and allegedly implanted into plaintiff Chris Condos during two spinal surgeries. In October, 2002, the parties reached a provisional settlement and the case was formally dismissed on December 30, 2002. Our portion of the provisional settlement, which was recorded in the third quarter of 2002, does not have a material impact on our results of operation or financial condition.

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

      By agreement dated June 1, 2002, the parties have settled this action. The settlement included the execution of a new processing agreement between MTF and us, an agreement by MTF and Synthes not to challenge the validity or enforceability of any claims related to the aforementioned patents, and we granted MTF and Synthes a non-exclusive, worldwide license under the aforementioned patents to sell, distribute, import and/or export certain bone filler products, including MTF's DBX(R) product, that are comprised of demineralized and/or partially demineralized bone powder in carriers.

      Criti-Cal, Inc. v. Osteotech, Inc.

      In December, 2000, Criti-Cal, Inc. commenced an action in the Superior Court for the State of California, Orange County, against us, Second Act Medical, Inc. and Ronald Letner. As against us, plaintiff alleged causes of action for breach of contract, misappropriation of trade secrets, quantum meruit and violation of the California Independent Wholesale Sales Representatives Contractual Relations Act of 1990 arising from the termination of an agreement between plaintiff and us. In October, 2002, the parties reached an agreement to settle this action. Our portion of the settlement, which was recorded in the third quarter of 2002, does not have a material impact on our results of operations or financial condition.

      Younger v. Hayes Medical Center, Inc.

      In April, 2001, we were served in an action brought in the Twentieth Judicial District Court in Ellis County, Kansas against Hayes Medical Center, Inc., MTF, Metropath, Inc. and us. With respect to us, the suit alleged a cause of action for negligence in connection with allegedly defective allograft bone tissue provided by defendants and allegedly implanted in plaintiff during a surgical procedure. In May, 2002, plaintiff voluntarily dismissed this action without prejudice.

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

      Hardman v. Nussbaum

      ARC notified us in the first quarter of 2002 that a plaintiff had brought an action against it for negligence relating to ARC's distribution of certain Grafton(R) DBM Putty that was allegedly implanted in the plaintiff, Larry Hardman, during a surgical procedure. On September 9, 2002, ARC notified us that plaintiff intended to name us as a defendant in the Los Angeles Superior Court action, however, the plaintiff has not yet served us with a complaint. Until such time as we are served with the complaint, we cannot evaluate the merits of this action. On December 2, 2002, ARC moved for summary judgment dismissing all of plaintiff's claims. After ARC filed its summary judgment papers, the plaintiff voluntarily dismissed ARC from the case.

      Scroggins v. Zimmer Holdings, Inc.

      On or about June 24, 2002, we received a complaint filed in the United States District Court for the Eastern District of Louisiana against numerous defendants, including us. The complaint alleges that plaintiff received defective medical hardware in connection with a certain hip replacement procedure in May, 1992, and that such hardware was manufactured or distributed by certain of the defendants other than us. The procedure involved the use of allograft bone tissue processed by us and provided by one of our clients. Plaintiff alleges personal injuries and $1,000,000 in damages. We served our answer to the complaint on August 30, 2002, and discovery in the case is about to commence. On November 14, 2002, the Court entered a scheduling order setting forth the pertinent deadlines to which the parties must adhere. Plaintiff missed a February 7, 2003 deadline for submitting expert reports. We moved to strike all expert testimony on behalf of plaintiff due to plaintiff's failure to provide the expert reports within the time specified in the Court's scheduling order. On February 19, 2003, plaintiff's attorney moved to withdraw as counsel of record. On February 20, 2003, the Court ordered that plaintiff's attorney be permitted to withdraw as counsel of record.

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

      The following table sets forth the high and low sale prices for the Common Stock for each of the fiscal quarters during the years ended December 31, 2002 and 2001 based on transaction data as reported by the Nasdaq Stock Market(R).


Year Ended December 31, 2002                 High              Low
----------------------------                ------            -----
First Quarter                               $ 9.37            $5.75
Second Quarter                              $ 8.29            $6.39
Third Quarter                               $11.01            $5.16
Fourth Quarter                              $ 6.92            $4.59


Year Ended December 31, 2001                 High              Low
----------------------------                ------            -----
First Quarter                               $ 7.44            $4.50
Second Quarter                              $ 6.00            $4.00
Third Quarter                               $ 5.20            $2.13
Fourth Quarter                              $ 6.35            $2.91

      As of March 17, 2003, there were 337 holders of record of Osteotech Common Stock. We believe that there are approximately 5,200 beneficial owners of our Common Stock.

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

      We have three stock option plans all of which have been approved by our shareholders. Two of the plans, the 1991 Stock Option Plan and the 1991 Independent Directors Stock Option Plan, do not have any shares available to grant new options and all shares underlying outstanding options that expire or are forfeited prior to exercise are cancelled upon return to these plans. See
Note 14 of "Notes to Consolidated Financial Statements." The following table sets forth certain information relative to our stock option plans.


                                                                                            Number of securities
                                                                                            remaining available
                                Number of securities to be                                  for future issuance under
                                issued upon exercise of      Weighted-average exercise      equity compensation plans
                                outstanding options,         price of outstanding           (excluding securities
Plan Category                   warrants and rights          options, warrants and rights   reflected in column (a))
-------------                   --------------------------   ----------------------------   ------------------------
                                            (a)                          (b)                           (c)
Equity compensation plans
approved by security holders             2,405,312                      $9.26                        150,105
                                         ---------                      -----                        -------
Equity compensation plans not
approved by security holders
                                         ---------                      -----                        -------
          Total                          2,405,312                      $9.26                        150,105
                                         ---------                      -----                        -------

Item 6. Selected Financial Data

      Set forth below is the selected financial data for the five fiscal years ended December 31, 2002. The following data should be read in conjunction with our consolidated financial statements and related notes thereto contained elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations." All per share data have been adjusted for the three-for-two stock split in the form of a 50% stock dividend we effected in March, 1999.

Selected Financial Data
(dollars in thousands except per share
data)

For the Year ended December 31,                2002        2001         2000         1999         1998
                                              -------     -------      -------      -------      -------
Consolidated Results of Operations
Net revenues                                  $83,374     $75,715      $74,111      $73,642      $57,076
Gross profit                                   36,788      42,410       47,474       50,639       40,473
Operating expenses                             42,183      48,677       40,199       32,705       23,869
Income (charge) from
   litigation settlement                       (1,785)          0        1,000        2,000            0
Operating income (loss)                        (7,180)     (6,267)       8,275       19,934       16,604
Other income, net                                  29         129        1,019        1,133          978
Income (loss) from continuing
   operations before income taxes              (7,151)     (6,138)       9,294       21,067       17,582
Income (loss) from continuing operations       (1,437)     (4,040)       5,220       12,534       10,473
Income (loss) from continuing
   operations per share
   Basic                                         (.09)       (.29)         .37          .89          .79
   Diluted                                       (.09)       (.29)         .37          .85          .74
Dividends per share                                 0           0            0            0            0
Year End Financial Position
Working capital                               $41,919     $24,439      $29,123      $37,082      $26,373
Total assets                                  115,085     107,244      104,438       89,730       57,114
Long-term obligations, net of current
portion                                        15,922      18,683       19,930        6,359            0
Stockholders' equity                           83,495      67,786       71,851       69,406       45,930

      In 2002 and 2001, we recorded certain gains and charges that are detailed in Note 4 of the "Notes to Consolidated Financial Statements." In July, 2002, we completed the sale of the business and substantially all of the assets, including the assumption of certain liabilities, of our operations located in Leiden, The Netherlands. See Note 5 of "Notes to Consolidated Financial Statements." The consolidated statements of operations for all periods have been restated to reflect this divestiture as a discontinued operation.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

For the Three Years Ended December 31, 2002, 2001, and 2000
Results of Operations

Overview

      We provide services and products primarily focused on the repair and healing of the musculoskeletal system. Based on our knowledge of the allograft bone tissue industry, we believe that we are the world's largest processor and developer of human bone and bone connective tissue. The allograft bone tissue we process is procured by independent tissue banks and other Tissue Recovery Organizations, or TRO's, primarily through the donation of tissue from deceased human donors and is used for transplantation. We process allograft bone tissue for our clients from allograft bone tissue provided by them, and also for us from allograft bone tissue recovered by TRO's for us in both our Grafton(R) DBM Segment and Base Tissue Segment.

      We provide services and technology associated with making human tissue safe for transplantation. We also develop and process tissue forms for use in a variety of surgical procedures. While we perform the medical education to teach surgeons about the uses of these tissue forms, prior to 2001 these tissue forms were generally distributed to hospitals and surgeons by our tissue bank clients.

      Commencing in the first half of 2001, and expanding throughout the remainder of 2001 and throughout 2002, we began to distribute tissue forms directly to hospitals and surgeons. We expect to continue to expand our direct distribution efforts in 2003 and beyond. As a result, we expect that revenues from direct distribution of tissue will continue to grow over the next several years. In turn, we expect that as revenues grow from this distribution strategy, we expect to experience a positive impact on gross profit margins and operating income because although we will incur recovery costs in connection with tissue we distribute directly, we will not share a portion of the invoice price on these tissue forms with our tissue bank clients as we do with the tissue that we process for them, but they distribute. For the years ended December 31, 2002 and 2001, 61% and 79%, respectively, of our consolidated revenues were generated from processing tissue that our tissue bank clients distributed.

      This change in distribution methodology has impacted our liquidity and cash flow. We have had to make additional investments in inventories and deferred processing costs to support our direct distribution efforts, and expect to make additional investments in inventory and deferred processing costs, as necessary, to support our efforts to expand direct distribution. As a greater percentage of our revenues are generated from direct shipments to hospitals and surgeons, which typically pay invoices slower than our historical tissue bank customer base, we expect that our days sales in accounts receivable will increase slightly.

      Exclusive of the funds we raised in the sale of 2.8 million shares of common stock in the second quarter of 2002, which generated net proceeds of $15,756,000, in 2002 and 2001 we experienced a decrease in available cash, cash equivalents and short-term investments due to our continued investments in our business and from operating losses incurred in 2002 and 2001. (See "Liquidity and Capital Resources" and Note 14 of "Notes to Consolidated Financial Statements.") We expect to continue to make investments in our business to support our direct distribution efforts and future programs and initiatives, which may further deplete our available cash balances. We believe that our available cash, cash equivalents and short-term investments, available lines of credit and anticipated future cash flow from operations will be sufficient to meet our forecasted cash needs in 2003. However, we may seek additional funding to meet the needs of our long-term strategic plan. There can be no assurance that such additional funds will be available, or if available, that such funds will be available on favorable terms.

Critical Accounting Policies and Estimates

      Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that effect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and may adjust them based upon the latest information available to us. These estimates generally include those related to product returns, bad debts, inventories including purchase commitments, deferred processing costs including rework reserves, intangible assets, income taxes and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

      o We maintain allowances for doubtful accounts, primarily for our direct distribution accounts, for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

      o We record reductions to revenue for estimated product and allograft bone tissue form returns based upon historical experience. If future returns are less than our historical experience, a reduction in estimated reserves would increase revenue. Alternatively, should returns exceed historical experience, additional allowances would be required, which would reduce revenue.

      o We write down inventory and deferred processing costs for estimated excess, obsolescence or unmarketable products and allograft bone tissue forms equal to the difference between cost and the estimated market value based upon assumptions about future demand and market conditions. Excess and obsolescence could occur from numerous factors, including, but not limited to, the competitive nature of the market, technological change and changes in surgeon preference. If actual market conditions are less favorable than those projected by management, additional write-downs may be required. In addition, we provide reserves, if any, for the difference between our contractual purchase commitments and our projected purchasing patterns based upon the maintenance of adequate inventory levels and forecasted revenues. If actual revenue is less favorable than those forecasted by management, additional reserves may be required; alternatively, if revenue is stronger than forecasted by management, such reserves would be reduced.

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

      o Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits or claims. When we are reasonably able to determine the probable minimum or ultimate liability, if any, that may result from any of the pending litigation, we will record a provision for such liability, and if appropriate, will reduce such liability to the extent covered by insurance. If the outcome or resolution of the pending suit or claim is for amounts greater than we have accrued, an adjustment will be charged to income in the period the determination is made. Alternatively, should the suit or claim be for less than we have accrued, we would increase income in the period the determination is made.

Temporary Suspension of Base Tissue Segment Processing

      On September 30, 2002, we voluntarily and temporarily suspended Base Tissue Segment processing due to higher than normal incidence of sterility failures on finished forms of processed allograft bone tissue, which occurred in our Eatontown facility, and subsequently, in our Shrewsbury facility. In addition, as a precaution, we also initiated a voluntary retrieval of certain tissue from 15 whole donors and five individual pieces of tissue from five different donors that had previously been shipped to clients although all such tissue was tested and found sterile. In October, 2002, we restarted Base Tissue Segment processing in our Shrewsbury facility, and in November, 2002 we restarted Base Tissue Segment processing in our Eatontown facility.

      As a result of the temporary suspension of Base Tissue Segment processing, we placed tissue processed in third quarter 2002 from 693 donors in quarantine. We expect to rework and/or release all quarantined tissue in 2003. We will invoice our clients and/or our customers for this tissue when it is shipped. We have estimated that the cost to rework this tissue is $840,000. In order to successfully rework this tissue, we will need to meet certain technical, scientific and regulatory requirements. We believe that we will be able to meet such requirements, however, there can be no certainty that we will be able to meet all such requirements or be able to rework this tissue for our estimated cost.

      These events have negatively impacted our 2002 operating results. We have estimated that third quarter 2002 Base Tissue Segment revenues were negatively impacted by approximately $1,300,000 and gross profit was impacted by the lost revenues and by the $840,000 estimated cost to rework the tissue in quarantine. We have estimated that fourth quarter 2002 Base Tissue Segment revenues were negatively impacted by approximately $1,100,000, while gross profit was impacted by the lost revenues and the effects of negative production variances, which we estimate were approximately $3,000,000.

Income (Loss) from Continuing Operations

      We incurred a consolidated loss from continuing operations in 2002 of $1,437,000 or $.09 diluted loss per share compared to a consolidated loss from continuing operations of $4,404,000 or $.29 diluted loss per share in 2001 and consolidated income from continuing operations of $5,220,000 or $.37 diluted income per share in 2000. The loss from continuing operations included after tax charges of: $504,000 for the estimated cost to rework the tissue from donors placed in quarantine in the third quarter of 2002; a reserve of $647,000 for the penalty associated with metal spinal implants, primarily Affirm(TM), that we do not expect to purchase, which are subject to purchase commitments; $2,801,000 for excess and obsolete inventory related to spinal implant systems, including the bio-d(R) Threaded Cortical Bone Dowel, which we removed from the market on January 31, 2003 in connection with the lawsuit settlement with Medtronic, Inc.; and $1,071,000 associated with payment to Medtronic in connection with the litigation settlement; partially offset by the recognition of an income tax benefit of $2,557,000 related to liabilities for tax benefits recorded in 1997 that are no longer required and an after tax gain of $830,000 related to the sale of the PolyActive(TM) polymer biomaterial technology and patents to IsoTis BV. The loss from continuing operations in 2001 includes after tax charges of:

$1,107,000 related to provisions for excess inventory and instrument sets for spinal implant systems; $1,372,000 for equipment which is no longer utilized in the processing of allograft tissue; and $420,000 primarily for severance costs associated with the departure of an executive officer. Income from continuing operations in 2000 included an after tax gain of $600,000 related to the patent litigation settlement with DePuy AcroMed, Inc. ("DePuy").

      The consolidated loss from continuing operations before income taxes was $7,151,000 in 2002 and $6,138,000 in 2001 compared to income from continuing operations before taxes of $9,294,000 in 2000.

Discontinued Operations

      On July 10, 2002, effective June 30, 2002, we completed the sale of the business and substantially all of the assets, including the assumption of certain liabilities, of our operations in Leiden, The Netherlands for $1,000,000 in cash and a non-interest bearing note with a face value of $1,500,000, which we discounted based on the acquirer's incremental borrowing rate of 5.75%. These operations represented our ceramic and titanium plasma spray coating services and products. We recognized a loss on the sale of this business of $291,000 in the second quarter of 2002. Revenues from this business were $1,630,000 in 2002 through the date of sale and were $2,131,000 and $1,572,000 in 2001 and 2000, respectively. The business had net income of $384,000 in 2002 through the date of sale, compared to a net loss of $370,000 and $392,000 in 2001 and 2000, respectively.

Net Income (Loss)

      We had a consolidated net loss in 2002 of $1,344,000 or $.08 diluted net loss per share compared to a consolidated net loss of $4,410,000 or $.31 diluted net loss per share in 2001 and consolidated net income in 2000 of $4,828,000, or $.34 diluted net income per share.

      The following is a discussion of factors affecting results of operations for the years ended December 31, 2002, 2001, and 2000 after giving effect to the divestiture of the operations of our subsidiary in The Netherlands.

Net Revenues

      Consolidated net revenues increased 10% in 2002 to $83,374,000 compared to consolidated revenues of $75,715,000 in 2001. The increase in 2002 was principally due to higher revenues in all segments mainly as a result of increased volume, and to a lesser extent by price increases effective January 1, 2002. This increase was achieved even though revenues were constrained by the temporary suspension of Base Tissue Segment processing operations and from placing tissue in quarantine that otherwise would have been released and invoiced to our clients, and by the suspension of sales of Affirm(TM). Domestic net revenues increased 9% in 2002 to $78,576,000 from $71,776,000 in 2001. The increase in domestic revenues was due primarily to increased unit volume in Grafton(R) DBM, bio-implants and spinal metal implants and increased pricing in Grafton(R) DBM and bio-implants, partially offset by a 29% decline in base allograft tissue processing revenues due to the temporary suspension of base tissue processing and a decrease in the number of donors processed for our clients in 2002 compared to 2001 and by the suspension of sales of Affirm(TM). Foreign-based revenues increased 22% in 2002 to $4,798,000 from $3,939,000 in 2001. The increase in foreign-based revenues was due to increased unit sales volume in all product lines. Consolidated net revenues in 2001 increased 2% to $75,715,000 compared to consolidated revenues of $74,111,000 in 2000. The increase in 2001 was principally due to higher revenues in bio-implants and product lines in other revenue mainly as a result of increased volume, partially offset by a decrease in Grafton(R) DBM revenues as a result of reduced unit sales volume and a decrease in base tissue processing revenues as a result of processing 33% fewer donors in 2001 compared to 2000. Domestic net revenues increased slightly in 2001 to $71,776,000 from $71,468,000 in 2000. Foreign-based revenues increased 49% to $3,939,000 in 2001 from $2,643,000 in 2000. The increase in foreign-based revenues was primarily a result of increased unit sales volume in all product lines.

      Grafton(R) DBM Segment revenues increased 3% in 2002 to $44,926,000 from $43,637,000 in 2001 primarily due to increased world-wide unit volume and the impact of 2002 price increases. Domestic Grafton(R) DBM Segment revenues increased 3% in 2002 to $42,883,000 from 2001 revenues of $41,683,000.
Foreign-based Grafton(R) DBM Segment revenues increased 5% in 2002 to $2,043,000 from $1,954,000 in 2001. Grafton(R) DBM Segment revenues in 2001 of $43,637,000 decreased 4% from revenues of $45,226,000 in 2000. Foreign-based Grafton(R) DBM Segment revenues increased 119% in 2001 to $1,954,000 from $891,000 in 2000, principally due to an increase in unit sales volume. Domestic Grafton(R) DBM Segment revenues decreased 6% to $41,683,000 in 2001 from $44,335,000 in 2000. In 2001, domestic Grafton(R) DBM Segment revenues were negatively impacted by a decrease in unit sales volume as a result of increased competition. In 2002 and 2001, Grafton(R) DBM faced, and we expect it will continue to face, increasing competition as more companies develop and market products with characteristics similar to Grafton(R) DBM.

      Base Tissue Segment revenues increased 16% to $32,115,000 in 2002 from $27,692,000 in 2001. The increase is principally the result of a 70% increase in bio-implant revenues and a 19% increase in OsteoPure(TM) Femoral head processing revenues, partially offset by a 26% decrease in base tissue processing revenues resulting from the temporary suspension of base tissue processing and a decrease in the number of donors processed for our clients in 2002 compared to 2001. The increase in bio-implant revenues is principally due to increased unit volume in 2002 compared to 2001 when several bio-implant tissue forms were in a launch mode, the ability to charge higher unit sale prices as a result of our direct distribution of principally all of those units to hospitals and surgeons, and the effects of the January 1, 2002 price increases. Base Tissue Segment revenues increased 6% to $27,692,000 in 2001 from $26,204,000 in 2000. The increase is principally the result of a 225% increase in bio-implant revenues and a 29% increase in OsteoPure(TM) Femoral head processing revenues, partially offset by a 31% decrease in base tissue processing revenues resulting from a decline in the number of donors processed for our clients. The increase in bio-implant revenues is principally due to increased unit volume and the ability to charge higher unit sale prices as a result of our direct distribution of some of those units to hospitals.

      Revenues from other product lines increased 44% in 2002 to $6,333,000 from $4,386,000 in 2001. The increase principally resulted from improved volume in spinal metal implant systems and bovine products. Revenues from other product lines increased 64% in 2001 to $4,386,000 from $2,681,000 in 2000. The increase principally resulted from improved volume in spinal metal implant systems and bovine products.

      During 2002, 2001, and 2000, two of our clients, MTF and ARC, in the Grafton(R) DBM and Base Tissue Segments together accounted for 59%, 77%, and 92% of consolidated net revenues, respectively. We have processing agreements with each of these clients, which expire in December, 2008 and December, 2006, respectively. See Item 1. "Clients" and Note 13 of "Notes to Consolidated Financial Statements" for more information on these processing agreements.

Gross Profit

      Gross profit as a percentage of net revenues was 44% in 2002, 56% in 2001, and 64% in 2000. The decline in gross profit as a percentage of revenues in 2002 compared to 2001 is primarily due to: (i) pre-tax charges of $6,588,000 for the estimated cost to rework the tissue from donors placed in quarantine in 2002, excess and obsolete inventory related to spinal implant systems and reserves for metal spinal implants that we do not expect to purchase, which are subject to a firm purchase commitments; (ii) the decline in base tissue processing revenues due to the temporary suspension of base tissue processing; (iii) the decline in donors processed for our clients; and (iv) the negative impact of underabsorption of production variances in the fourth quarter due to lower than normal allograft bone tissue processing levels due to the temporary suspension of base tissue processing in our two production facilities. The decline in gross profit as a percentage of revenues in 2001 compared to 2000 principally resulted from: (i) our direct distribution efforts which reduced gross profit margin by two percentage points in 2001 as a result of incurring additional costs equivalent to the incremental revenue we are recognizing from these efforts;
(ii) the negative impact of underabsorption of fixed costs due to increased capacity as a result of our new processing facility, a 33% decline in the number of donors processed, costs associated with implementation of new processing technologies, and bio-implant and metal spinal implant product lines that have not yet achieved revenue levels sufficient to fully absorb production costs;
(iii) a decline in base tissue processing revenue as a result of a 33% decline in the number of donors processed; (iv) charges for excess metal spinal implant inventory of $655,000; and (v) a $2,287,000 charge for equipment which will no longer be utilized in our processing of allograft tissue.

      We believe that the continued expansion of our direct distribution efforts will have a positive impact on our gross profit margins because although we will incur recovery costs in connection with tissue we distribute directly, we will not share a portion of the invoice price with our tissue bank clients as we do with tissue that we process for them and which they distribute. In addition, we continue to develop and implement programs to improve gross profit margin through cost cutting initiatives, efficiency gains and reductions in the cost of materials. However, we cannot provide any assurance that any of these programs will be successful.

Marketing, Selling, General and Administrative Expenses

      Marketing, selling, general and administrative expenses decreased 14% in 2002 to $38,256,000 from $44,305,000 in 2001. In 2001, marketing, selling, general and administrative
expenses were 28% higher than 2000 expenses of $34,652,000. The decrease in 2002 relates mainly to: (i) decreased legal fees due to the settlement of a number of our lawsuits in late 2001 and 2002, see Item 3. "Legal Proceedings" and Note 13 of "Notes to Consolidated Financial Statements" for a discussion of the settlement of lawsuits; (ii) a rescission in our funding of the American Tissue Services Foundation; (iii) decreased marketing costs due to the launch in 2001 of new bio-implant tissue forms, which increased 2001 marketing costs; and (iv) in 2001 provisions of $1,190,000 for reserves primarily for excess instruments sets associated with spinal implant systems and $700,000 for severance costs primarily related to the departure of an executive officer. The increase in 2001 over 2000 relates mainly to: (i) activities to secure additional sources of donated allograft tissue resulting in expenditures of $2,714,000, which included provisions related to our funding of the American Tissue Services Foundation;
(ii) increased legal fees in connection with various lawsuits to which we were a party; (iii) increased costs related to marketing, selling and promotional activities associated with Grafton(R) DBM and the new bio-implant tissue forms;
(iv) a provision of $1,190,000 for excess instrument sets associated with spinal implant systems; and (v) a $700,000 provision for severance costs related primarily to the departure of an executive officer.

Research and Development Expenses

      Consolidated research and development expenses decreased 10% in 2002 to $3,927,000 from $4,372,000 in 2001. Research and development expenses in 2001 decreased 21% from 2000 research and development expenses of $5,547,000. The decrease in 2002 from 2001 and 2001 from 2000 principally related to the completion of the development of bio-implant tissue forms, which were launched in 2001, but the development costs were recognized in 2001 and 2000; the completion of new processing technology and packaging, which were implemented in 2001; and the completion of development of Grafton Plus(TM) DBM, which was launched in the first quarter of 2002.

Income (Charge) From Litigation Settlement

      In April, 2002, we settled a patent lawsuit and agreed to pay an aggregate of $1,900,000 in 24 equal monthly installments without interest. We recorded a charge of $1,785,000 related to this settlement representing the present value of the amounts due. See Item 3. " Legal Proceedings" and Note 13 of "Notes to Consolidated Financial Statements".

      In November, 1999, we settled all claims which we had filed against DePuy in the patent infringement lawsuit against GenSci Labs and GenSci Sciences. As part of the settlement, DePuy agreed to stop selling the GenSci products accused of infringing our patents no later than February 4, 2001 and to pay us $3,000,000. We received payments and recognized income of $250,000 in each quarter of 2000. The remaining portion of the settlement of $2,000,000 was received in 1999.

Operating Income (Loss)

      We incurred a consolidated operating loss in 2002 of $7,180,000 compared to a consolidated operating loss of $6,267,000 in 2001. Grafton(R) DBM Segment operating income increased 40% in 2002 to $9,836,000 from $7,014,000 in 2001. The increase in Grafton(R) DBM Segment operating income results principally from: (i) decreased legal fees due to the resolution of lawsuits in late 2001 and second quarter 2002; (ii) increased revenue levels; (iii) lower research and development costs associated with the development of Grafton Plus(TM) DBM, which was launched in the first quarter of 2002; and (iv) lower marketing and selling costs. We incurred an operating loss in the Base Tissue Segment of $9,165,000 in 2002 compared to an operating loss of $7,979,000 in 2001. The Base Tissue Segment operating loss principally resulted from: (i) the underabsorption of production variances due to lower than normal allograft bone tissue processing levels as a result of the temporary suspension of base tissue processing in our two production facilities; (ii) the decline in base tissue processing revenues due to the temporary suspension of base tissue processing and a decline in the number of donors processed for our clients; (iii) reserves of $840,000 related to the estimated cost to rework tissue from donors placed in quarantine; (iv) costs associated with the settlement of the patent litigation regarding the bio-d(R) Threaded Cortical Bone Dowel, including the cost of excess inventory of $1,094,000 and the litigation settlement charge of $1,785,000; (iv) increased legal fees; and (vi) a decline in donor processing revenue. Operating losses associated with other revenues were $7,851,000 and $5,302,000 in 2002 and 2001, respectively. The operating loss in 2002 increased over the operating loss in 2001 principally as a result of provisions of $4,654,000 for excess inventory and instrumentation for metal spinal implant systems and reserves related to the penalty associated with metal spinal implants, primarily Affirm(TM), that we do not expect to purchase, which are subject to a purchase commitments, partially offset by a decline in our funding of the American Tissue Services Foundation.

      We incurred a consolidated operating loss in 2001 of $6,267,000 compared to consolidated operating income of $8,275,000 in 2000. Grafton(R) DBM Segment operating income decreased 38% in 2001 to $7,014,000 from $11,389,000 in 2000. The decrease in Grafton(R) DBM Segment operating income resulted principally from: (i) increased costs associated with marketing, selling and promotional activities; (ii) increased legal fees; (iii) reduced revenue levels; and (iv) a decrease in patent litigation settlement payments of $1,000,000. We incurred an operating loss in the Base Tissue Segment of $7,979,000 in 2001 compared to operating income of $694,000 in 2000. The operating loss in the Base Tissue Segment principally resulted from: (i) lower gross margins due to our direct distribution activities; (ii) a decline in donor processing revenue; (iii) the underabsorption of processing costs; (iv) increased legal fees; (v) provisions for excess instrument sets and equipment which will no longer be utilized in our production process; and (vi) increased costs for marketing, selling and promotional activities primarily associated with bio-implants. Operating losses associated with other revenues were $5,302,000 and $3,808,000 in 2001 and 2000, respectively. The operating loss in 2001 increased over the operating loss in 2000 principally as a result of provisions for excess inventory and instrumentation for metal spinal implant systems and reserves for our funding of the American Tissue Services Foundation.

Other Income (Expense)

      Other expense was $29,000 in 2002 compared to other income of $129,000 in 2001. The decrease was associated with an increase in interest expense on our long-term debt as a result of higher interest rates and the recognition of interest expense on the debt for a full year in 2002 as compared to only a portion of the year in 2001 as the interest costs were capitalized during the construction of our new allograft processing facility and a decline in interest income as a result of lower interest rates, partially offset by the $950,000 gain on the sale of the PolyActive(TM) polymer biomaterial technology and patents. In 2001, other income decreased $890,000 to $129,000 from $1,019,000 in 2000. The decrease was principally due to lower interest income as a result of a decline in interest rates and lower average cash balances available for investment and interest expense on our long-term debt. Prior to 2001, the majority of our interest costs were capitalized in connection with the construction of our new allograft tissue processing facility. In late 2001, we began to charge such interest costs to earnings since the facility was substantially complete.

Income Tax Provision

      In 2002 and 2001, we provided a benefit for income taxes primarily due to losses in our domestic operations and our ability to carryback and carryforward these losses. We did not recognize any income taxes on foreign income in 2002 due primarily to our ability to utilize previously unrecognized foreign net operating loss carryforwards, which carry a full valuation allowance. In addition, we reversed liabilities for previously deferred tax benefits of $2,557,000 that are no longer required. In 2002, we utilized approximately $2,000,000 of historical foreign net operating loss carryforwards to offset foreign taxable income. In 2001, no income tax benefit was recorded for foreign losses, principally as a result of the uncertainty of realization of such future tax benefits.

      Our effective income tax rate in 2000 was 46%. The effective income tax rate exceeded the federal statutory income tax rate principally due to the non-recognition for tax purposes of foreign operating losses and the impact of domestic state income taxes.

Liquidity and Capital Resources

      At December 31, 2002 we had cash and short-term investments of $13,988,000 compared to $5,192,000 at December 31, 2001. We invest excess cash in U.S. Government-backed securities and investment grade commercial paper of major U.S. corporations. Working capital increased $17,480,000 to $41,919,000 at December 31, 2002 compared to $24,439,000 at December 31, 2001. The increase resulted primarily from the net proceeds received from the sale of 2.8 million shares of our common stock, proceeds from the sale of the PolyActive(TM) polymer biomaterial technology and patents and the sale of the operations of our subsidiary in The Netherlands.

      Net cash used in operating activities was $1,633,000 in 2002 and $2,019,000 in 2001. The decrease resulted primarily from the decline in our net loss in 2002 compared to 2001 and improved collections on accounts receivable, partially offset by reductions in accounts payable and accrued expenses.

      Cash used in investing activities increased to $7,242,000 in 2002 from $5,360,000 in 2001. The increase is principally due to our net purchases of short-term investments, partially offset by proceeds from the sale of the PolyActive(TM) polymer biomaterial technology and patents, the sale of the operations of our subsidiary in The Netherlands and a decrease in capital expenditures to

$4,911,000 in 2002 from $8,955,000 in 2001 due to reduced spending on the construction of our new allograft tissue processing facility.

      Net cash provided by financing activities in 2002 was $13,654,000, an increase of $12,028,000 from $1,627,000 in 2001. In 2002, we sold 2.8 million shares of common stock, which in addition to the exercise of stock options and sales pursuant to our employee stock purchase plan, generated net proceeds of $16,284,000. We made $2,629,000 in principal payments pursuant to our long-term debt.

      We have a Credit Facility with a U.S. bank that includes: a $5,000,000 revolving line of credit, a building mortgage loan and an equipment term loan. At December 31, 2002, $4,214,000 was outstanding under the building mortgage loan and $14,369,000 was outstanding under the equipment term loan. In 2002, to support the $1,900,000 due under the settlement of certain patent litigation, we provided a declining irrevocable standby letter of credit in an original amount of $1,900,000. (See Item 3. "Legal Proceedings" and Note 13 to "Consolidated Financial Statements.") As of December 31, 2002, the standby letter of credit has been reduced to $1,386,000. Amounts committed under this standby letter of credit decreased over time based on a predetermined schedule concurrent with our monthly payments under the settlement and reduced the amounts available under the revolving line of credit. As of December 31, 2002, no amounts were outstanding under the revolving line of credit and $3,614,000 was available.

      In March, 2003, the Credit Facility was amended, to permanently waive our non-compliance with the interest coverage ratio for the quarter ended December 31, 2002. In addition, if available cash, cash equivalents and short-term investments decline below $10.0 million at the end of any calendar month, the amendment gives the bank, at its option, the right to obtain a security interest in our general intangibles, including, but not limited to, our patents and patent applications.

      The Credit Facility, as amended, is collateralized by domestic accounts receivable, domestic inventory, the new allograft tissue processing facility, including all equipment and improvements therein, and a pledge of 65% of our ownership in our foreign subsidiaries. The Credit Facility, as amended, imposes on us certain restrictive operating and financial covenants, including a restriction on our paying cash dividends, a restriction on our incurring or maintaining additional indebtedness, a restriction on our selling of assets or engaging in mergers or acquisitions and limitations on our ability to make cash advances in excess of certain amounts without the prior consent of the bank to our foreign operations or investments. The Credit Facility also includes subjective acceleration provisions. Such provisions are based upon, in the reasonable opinion of the bank, the occurrence of any adverse or material change in the condition or affairs, financial or otherwise, of our business, which impairs the interests of the bank. Due to our expectation of improved financial performance and our expected compliance with our bank covenants in 2003, we continue to classify the long-term portion of our outstanding bank debt as long-term. However, there can be no assurance that our financial performance will improve or that we will comply with our bank covenants. The bank has the right to approve, in advance, the form and substance of any equity capital transaction, except for a common stock transaction resulting in the issuance of less than 20% of our total issued and outstanding capital stock as of the date of such transaction.

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

      At December 31, 2002, we had Federal net operating loss carryforwards of $1,293,000, which expire in varying amounts beginning in 2007 through 2021, and state net operating loss carryforwards of $8,801,000, primarily to offset New Jersey taxable income, which expire in varying amounts beginning in 2007 through 2016. We have provided valuation allowances for $768,000 in Federal, and a corresponding amount of state, net operating loss carryforwards due to the uncertainty of realizing future tax benefits from these net operating loss carryforwards. In addition, we have Federal research and development credits of $288,000, which expire in varying amounts beginning in 2021 through 2022, and state research and development and manufacturing credits of $748,000, primarily to offset New Jersey income taxes, which expire in varying amounts beginning in 2005 through 2009. At December 31, 2002, certain of our foreign-based subsidiaries have net operating loss carryforwards aggregating $6,606,000 expiring in varying amounts beginning 2004 through 2010. We have not recognized any benefit from these net operating loss carryforwards in the consolidated financial statements because realization of the future tax benefits is uncertain. See Note 12 of "Notes to Consolidated Financial Statements."

      In February, 2001, we entered into a distribution agreement with Alphatec Manufacturing, Inc., or Alphatec, to market a pedicle screw system and a cervical plating system. This agreement requires us to make minimum purchase commitments of $6,000,000 over the two-year period beginning on April 1, 2002. A penalty of 50% of any shortfall in the purchase commitment is required to be paid at the end of the first year of the commitment period and quarterly beginning in the second year of the commitment period. In October, 2002, pursuant to a letter agreement, Alphatec waived the purchase commitment of $3,200,000 for the first year of the commitment period (April 1, 2002 to March 31, 2003) for a payment of $300,000. The purchase commitment of $2,800,000 for the second year (April 1, 2003 to March 31, 2004) of the commitment period is still in effect. In October, 2002, because of a higher than normal level of complaints, we suspended the sale and distribution of Affirm(TM). Due to the continued uncertainty surrounding the re-introduction of Affirm(TM) into the market, we have established a provision for all implant inventory and instrumentation of $1,430,000. In addition, due to this uncertainty, we have estimated that we will not purchase sufficient quantities of inventory to meet the aforementioned purchase commitment. Accordingly, we have recorded a reserve of $1,079,000 in 2002 for the estimated penalty for the second year commitment.

      The following table summarizes our contractual obligations at December 31, 2002, and the effects such obligations are expected to have on our liquidity and cash flow in future periods.


                                                                     Less Than                     After
(In thousands)                                         Total          One Year     1-3 Years       3 Years
                                                      -------        ---------     ---------       -------
Long-term debt                                        $18,583         $2,661        $ 5,322         $10,600
Non-cancelable operating lease obligations              3,122            797          1,251           1,074
Medtronic litigation settlement payments                1,267            950            317
Purchase commitment(1)                                  1,721          1,291            430
                                                      -------         ------        -------         -------
                                                      $24,693         $5,699        $ 7,320         $11,674
                                                      =======         ======        =======         =======

      (1) Represents forecasted purchases and the estimated penalty of $1,079,000 associated with a failure to meet the minimum purchase requirements. Assumes the purchases and penalties are satisfied ratably over the commitment period.

      Exclusive of the funds we raised in the sale of 2.8 million shares of common stock in the second quarter of 2002, which generated net proceeds of $15,756,000, in 2002 and 2001, we experienced a decrease in available cash, cash equivalents and short-term investment due to our continued investments in our business and the operating losses incurred in 2002 and 2001. We expect to continue to make investments in our business to support our direct distribution efforts and future programs and initiatives, which may further deplete our available cash balances. We believe that our available cash, cash equivalents and short-term investments, available lines of credit and anticipated future cash flow from operations will be sufficient to meet our forecasted cash needs in 2003. Our future liquidity and capital requirements will depend upon numerous factors, including:

      o additional investments, if any, in inventories and deferred processing costs to support our direct distribution efforts;

      o the progress of our product development programs and the need and associated costs relating to regulatory approvals, if any, which may be needed to commercialize some of our products under development, or those commercialized whose regulatory status may change; and

      o the resources we devote to the development, manufacture and marketing of our services and products.

      We may seek additional funding to meet the needs of our long-term strategic plan. We can provide no assurance that such additional funds will be available, or if available, that such funds will be available on favorable terms.

Recent Accounting Developments

      Effective January 1, 2002, we adopted Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Pursuant to the provisions of SFAS No. 142, beginning in 2002 we are no longer amortizing goodwill. Amortization of goodwill included in continuing operations was $132,000 and $136,000 for the years ended December 31, 2001 and 2000, respectively. Discontinued operations included $252,000 of goodwill amortization for each of the years ended December 31, 2001 and 2000. In addition, in accordance with the transition provisions of SFAS No. 142, we completed an evaluation of the carrying value of our goodwill as of January 1, 2002 and determined that there was no impact on our consolidated financial statements as a result of such evaluation.

      In June, 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 is effective for fiscal years beginning January 1, 2003. We do not expect the adoption of this pronouncement to have a significant impact on our financial position, results of operations or cash flows.

      In November, 2002, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34", or FIN 45. FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods after December 15, 2002. The disclosure provisions have been implemented and no disclosures were required in 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor's year-end. FIN 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. Adoption of FIN 45 in 2003 has not and is not expected to have a material effect on our results of operations, cash flows or financial position.

      In January, 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," or FIN 46, which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not currently have any SPE's or variable interest entities, therefore, the adoption of FIN 46 is not expected to have any impact on our results of operations, cash flows or financial position.

Impact of Inflation and Foreign Currency Exchange Fluctuations

      The results of operations for the periods discussed have not been materially affected by inflation or foreign currency fluctuations.

Litigation

      We are involved in various legal proceedings involving product liability and other matters and claims. For a complete discussion of these matters see,
Item 3. "Legal Proceedings" and Note 13 of "Notes to Consolidated Financial Statements." It is possible that our results of operations or liquidity and capital resources could be adversely affected by the ultimate outcome of the pending litigation or as a result of the costs of contesting such lawsuits.

Risk Factors

      We may need to secure additional financing to fund our long-term strategic plan.

      Exclusive of the funds we raised in the sale of the 2.8 million shares of common stock in the second quarter of 2002, which generated net proceeds of $15,756,000, in 2002 and 2001, we experienced a decrease in available cash, cash equivalents and short-term investments due to our continued investments in our business and from operating losses incurred in 2002 and 2001. We expect to continue to make investments in our business to support our direct distribution efforts and future programs and initiatives, which may further deplete our available cash balances. We believe that our available cash, cash equivalents, and short-term investments, available lines of credit and anticipated future cash flow from operations will be sufficient to meet our forecasted cash needs in 2003. Our future liquidity and capital requirements will depend upon numerous factors, including

      o additional investments, if any, in inventories and deferred processing costs to support our direct distribution efforts;

      o the progress of our product development programs and the need and associated costs relating to regulatory approvals, if any, which may be needed to commercialize some of our products under development, or those commercialized whose regulatory status may change; and

      o the resources we devote to the development, manufacture and marketing of our services and products.

      We may need to raise additional funds through the issuance of equity and/or debt financing in private placements or public offerings to provide funds to meet the need of our long-term strategic plan. Additional funds may not be available, or if available, may not be available on favorable terms. Further equity financings, if obtained, may substantially dilute the interest of our pre-existing shareholders. Any additional debt financings may contain restrictive terms that limit our operating flexibility. As a result, any future financings could have a material adverse effect on our business, financial condition or results of operations.

      Failure to comply with covenants under our loan and security agreement could materially adversely impact our business, financial condition and results of operations.

      We have amended our loan and security agreement and mortgage to obtain a waiver of a breach of a financial covenant for the year ended December 31, 2002, to provide revised financial covenants, to grant additional security and to extend our revolving line of credit through April, 2004. This loan facility provides a revolving credit facility, an equipment loan and a mortgage. It also imposes on us certain restrictive operating and financial covenants. The covenants significantly limit or prohibit, among other things, our ability to advance or incur additional indebtedness, create liens on our assets, pay dividends, sell assets, engage in mergers or acquisitions, or make investments without the consent of the bank. Failure to comply with any of these restrictions could result in a default under this loan facility. The loan facility also includes subjective acceleration provisions. Such provisions are based upon, in the reasonable opinion of the bank, the occurrence of any adverse or material change in our condition or affairs, financial or otherwise, which impairs the interests of the bank. Following a default, the lender may determine not to make any additional financing available under the revolving line of credit, could accelerate the indebtedness under the revolving credit facility, the equipment loan and/or the mortgage, and could foreclose on the real and personal property securing the loans. Foreclosure would adversely affect our continued operations and our ability to repay the indebtedness under the loan facility. We may not have the funds to repay the debt upon acceleration. Even if available, the terms of any additional debt or equity financing that we may incur could restrict our operational flexibility and thereby adversely affect our business, results of operations and financial condition.

      Our cash flows are expected to be adversely impacted by our focus on direct distribution.

      Commencing in the first half of 2001, we began to distribute tissue forms directly to surgeons and hospitals. We expect to continue to expand our direct distribution efforts to surgeons and hospitals in 2003 and beyond. As a result, we expect that revenues from direct distribution of tissue will grow significantly as a percentage of our consolidated revenues over the next several years. This change in distribution methodology has impacted and is expected to continue to have an impact on our cash flow. As a greater percentage of our revenues are generated from direct shipments to hospitals and other healthcare providers, which typically pay invoices slower than our historical customer base, we expect that our days sales in accounts receivable may increase slightly.

      We are dependent upon two primary clients who together provide a majority of our revenues.

      We are the processor of allograft bone tissue for large national and international not-for-profit organizations. During 2002, MTF and ARC accounted for approximately 29% and 30%, respectively, of our revenues. We entered into a 10-year exclusive processing agreement with ARC in December, 1996, which we amended in 2002, and a non-exclusive processing agreement with MTF in June, 2002, which expires on December 31, 2008. The loss of either MTF or ARC as a client or a substantial reduction in the amount of allograft bone tissue which we process for either entity would have a material adverse effect on our business, financial condition and results of operations.

      Our dependence upon a limited supply of human donors may curtail business expansion.

      Our allograft bone tissue processing business primarily depends upon the availability of bone and related connective tissue from human donors recovered by our clients and TRO's and tissue banks who recover donated human cadaveric tissue for us. We rely on the efforts of not-for-profit donor procurement agencies, including our current clients, to educate the public and foster an increased willingness to donate bone tissue. These organizations may not be able to find a sufficient number of persons to donate, or may not be willing to provide, sufficient amounts of tissue to meet present or future demand for either allograft bone tissue or any allograft bone tissue-based osteogenic materials we are developing. Although we have taken steps to address this tissue supply problem, we cannot assure you that these efforts will be successful in the future or that we will otherwise be able to secure a sufficient supply of tissue. Our inability to secure enough donor tissue to meet our demands could have a material adverse effect on our business, financial condition and results of operations.

      We face strong competitive threats from firms with greater financial resources and lower costs.

      The allograft bone tissue we process competes in the bone graft market with autograft bone tissue, synthetic bone void fillers, growth factors and allograft bone tissue processed by others, primarily tissue banks. Autograft bone tissue has traditionally been the primary choice for surgeons and we believe autograft bone tissue still maintains approximately a 49% share of the United States bone graft market. In Europe, bone graft substitutes, such as bovine bone tissue and synthetics, currently comprise most of the bone grafting market. Many of our competitors have greater financial resources than we do. For numerous circumstances and procedures for which autograft bone tissue transplantation is either not feasible or not desirable, there are a number of competing alternatives available, including allograft bone tissue processed by others and bone graft substitutes.

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

      If we were to lose a patent lawsuit in which another party is asserting that our products infringe its patents, we would likely be prohibited from marketing those products and could also be liable for significant damages. Either or both of these results may have a material adverse effect on our business, financial condition and results of operations. If we lose a patent lawsuit in which we are claiming that another party's products are infringing our patents and thus, are unable to enforce our patents, it may have a material adverse effect on our business, financial condition and results of operations.

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

      In the United States, the procurement and transplantation of allograft bone tissue is subject to federal law pursuant to NOTA, a criminal statute which prohibits the purchase and sale of human organs used in human transplantation, including bone and related tissue, for "valuable consideration." NOTA permits reasonable payments associated with the removal, transportation, processing, preservation, quality control, implantation and storage of human bone tissue. We provide services in all of these areas, with the exception of removal and implantation and receive payments for all such services. We make payments to certain of our clients and TRO's and tissue banks for their services related to recovering allograft bone tissue on our behalf. If NOTA is interpreted or enforced in a manner which prevents us from receiving payment for services we render or which prevents us from paying TRO's or certain of our clients for the services they render for us, our business could be materially, adversely affected.

      We are engaged through our direct sales employees and our independent sales representatives in ongoing efforts designed to educate the medical community as to the benefits of processed allograft bone tissue and in particular our allograft bone tissue forms, and we intend to continue our educational activities. Although we believe that NOTA permits payments in connection with these educational efforts as reasonable payments associated with the processing, transportation and implantation of our allograft bone tissue forms, payments in connections with such education efforts are not exempt from NOTA's restrictions and our inability to make such payments in connection with our education efforts may prevent us from paying our sales representatives for their education efforts and could adversely affect our business and prospects. No federal agency or court has determined whether NOTA is, or will be, applicable to every allograft bone tissue-based material which our processing technologies may generate. Assuming that NOTA applies to our processing of allograft bone tissue, we believe that we comply with NOTA, but there can be no assurance that more restrictive interpretations of, or amendments to, NOTA will not be adopted in the future which would call into question one or more aspects of our method of operations.

      Our products are extensively regulated by federal and, in certain states, by state agencies in the United States. Failure to comply with these requirements may subject us to administrative or judicial sanctions, such as the FDA's refusal to clear pending applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, civil penalties, injunctions and/or criminal prosecution.

      In the United States, the allograft bone tissues that we process are regulated by the FDA as human tissue-based products under section 361 of the Public Health Service Act, and under certain circumstances, may be regulated as a medical device under the Food, Drug, and Cosmetic Act.

      FDA regulations do not require that human tissue-based products be cleared or approved before they are marketed. We are, however, required to register and list these products with the FDA and to comply with regulations concerning tissue donor screening and testing, and related procedures and record keeping. The FDA periodically inspects tissue processors to determine compliance with these requirements. The FDA has proposed, but not yet finalized, "Good Tissue Practice" regulations that would impose requirements on the manufacture of human tissue-based products, including tissue recovery, donor screening, donor testing, processing, storage, labeling, packaging, and distribution. The human tissue-based product category is a relatively new one in FDA regulations, and it is possible that the FDA will change its approach to human tissue-based products in general or to particular categories of products to require FDA clearance or approval or otherwise restrict distribution.

      The metal spinal implant products that we distribute in the United States are regulated by the FDA as medical devices. Medical devices generally require FDA approval or clearance before they may be marketed. There are two processes by which medical devices can receive approval or clearance. Some products may qualify for clearance under the 510(k) process, in which the manufacturer or processor demonstrates that its product is substantially equivalent to another lawfully marketed product (i.e., that it has the same intended use and is as safe and effective as a lawfully marketed product and does not raise different questions of safety and effectiveness as the lawfully marketed product). 510(k) submissions usually include safety and performance data, and in some cases, the submission must include clinical data. Marketing may commence if and when the FDA issues a letter finding substantial equivalence. All of the metal spinal implant systems we distribute are being marketed pursuant to 510(k) clearances.

      If a medical device does not qualify for the 510(k) process, the product may not be distributed until a premarket approval application has been approved by the FDA. Premarket approval applications must demonstrate product safety and effectiveness. A premarket approval application is typically a complex submission, usually including the results of preclinical and clinical studies. The manufacturer must also pass a premarket inspection of its compliance with

FDA's Quality Systems regulation. Marketing may commence if and when the FDA issues a premarket approval.

      The FDA has changed the regulatory status of our Grafton(R) DBM products and the consequences of that decision are uncertain.

      In March, 2002, the FDA informed us that the agency is changing the regulatory status of Grafton(R) DBM and will henceforth regulate it as a medical device. Medical device regulation is a more stringent category of regulation and, in particular, medical devices require FDA clearance or approval. We believe the FDA's change in its position regarding Grafton(R) DBM results from its decision to regulate all demineralized bone with a carrier, including those processed and marketed by some of our competitors, as medical devices. We communicated to the FDA that we believe its initial designation of Grafton(R) DBM as a human tissue-based product was and still is correct. In this regard, we have provided information to the FDA that we believe should cause the FDA to reconsider the position they have expressed in their March, 2002 letter as it relates to Grafton(R) DBM. On February 26, 2003, we met with representatives of the FDA to present our facts and views. Communication and interaction with the FDA on this issue is continuing. If we are unsuccessful in that effort, we will be required to obtain a medical device approval or clearance, and to comply with medical device postmarketing obligations. We believe that Grafton(R) DBM will be eligible for 510(k) clearance, but we cannot be sure that we will not be required to obtain premarket approval, or that the FDA will issue any clearance or approval in a timely fashion, or at all. In its March, 2002 letter regarding Grafton(R) DBM, the FDA stated that it intends to allow us a reasonable period of time to obtain clearance for Grafton(R) DBM, and we will continue to process and distribute Grafton(R) DBM during this period. We cannot be sure that the FDA will clear or approve our submission or will clear or approve any or all claims that we currently make for Grafton(R) DBM. Failure to obtain FDA clearance or approval of Grafton(R) DBM, or any limitation on Grafton(R) DBM claims could materially adversely affect our results of operations and financial position.

      We also market Grafton Plus(TM) DBM as a human tissue-based product. The FDA's determination regarding Grafton(R) DBM is also likely to be applied to Grafton Plus(TM) DBM. If the FDA maintains its position that all demineralized bone with a carrier is a medical device, we would also be required to obtain FDA clearance or approval for Grafton Plus(TM) DBM and any other DBM carrier product we may process, and to comply with other medical device requirements for that product. Failure to obtain FDA clearance or approval, if required, or any limitation on Grafton Plus(TM) DBM could adversely affect us.

      Allograft bone tissue and tissue banking activities, such as tissue donation and recovery and tissue processing, are regulated in virtually all countries in which we operate outside the United States. The regulatory schemes and specific requirements for these products and activities vary from country-to-country. There are no common or harmonized regulatory approvals or programs for these products and activities, such as there are for medical devices marketed in the European Union. We believe that we comply with the national regulations in the countries in which we currently operate or in the countries we plan to operate in the future, although there can be no assurances that we will be able to do so in the future.

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

      Prosecuting and defending patent lawsuits is very expensive. We are committed to aggressively asserting and defending our technology and related intellectual property which we have spent a significant amount of money to develop. In addition, the industry in which we compete is known for having a great deal of litigation involving patents. These factors could cause us to become involved in new patent litigation in the future. The expense of prosecuting or defending these future lawsuits could also have a material adverse effect on our business, financial condition and results of operations.

      Our products face competitive threats from alternate technologies.

      The primary advantage of synthetic bone substitutes and growth factors as compared to allograft bone tissue is that they do not depend on the availability of donated human tissue. In addition, members of the medical community and the general public may perceive synthetic materials and growth factors as safer than allograft-based bone tissue. The allograft bone tissue we process may be incapable of competing successfully with synthetic bone substitutes and growth factors which are developed and commercialized by others, which could have a material adverse effect on our business, financial condition and results of operations. Companies are also developing artificial disks which would be used to replace a patient's own injured, degenerated or diseased spinal disks. If these disks are successfully developed and commercialized, they could have a negative impact on our bio-implant business and, therefore, have a material adverse effect on our financial condition and results of operations.

      We may incur losses from product liability lawsuits.

      The testing and use of human allograft bone tissue, bovine tissue products and medical devices manufactured by others and which we distribute, entail inherent risks of medical complications for patients and therefore may result in product liability claims against us. Further, our agreements with our allograft bone tissue processing clients provide for indemnification by us for liabilities arising out of defects in allograft bone tissue they distribute which is caused by our processing. See Item 3 "Legal Proceedings."

      We presently maintain product liability insurance in the amount of $35 million per occurrence and per year in the aggregate. We may be unable to maintain such insurance in the future and such insurance may not be sufficient to cover all claims made against us or all types of liabilities which may be asserted against us.

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

      Our failure to fully comply with any environmental regulations could result in the imposition of penalties, sanctions or, in some cases, private lawsuits, which could have a material adverse effect on our business, financial condition and results of operations.

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

      Under our amended and restated certificate of incorporation, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any shares of preferred stock that may be issued in the future.

      In January, 1996, our board of directors authorized shares of Series E Preferred Stock in connection with its adoption of a stockholder rights plan, under which we issued rights to purchase Series E Preferred Stock to holders of our common stock. Upon certain triggering events, such rights become exercisable to purchase common stock (or, in the discretion of our board of directors, Series E Preferred Stock) at a price substantially discounted from the then current market price of the Common Stock. Our stockholder rights plan could generally discourage a merger or tender offer involving our securities that is not approved by our board of directors by increasing the cost of effecting any such transaction and, accordingly, could have an adverse impact on stockholders who might want to vote in favor of such merger or participate in such tender offer.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      In the United States, we are exposed to interest rate risk. Changes in interest rates affect interest income earned on cash, cash equivalents and short-term investments and interest expense on short-term and long-term debt. We do not enter into derivative transactions related to our cash, cash equivalents, short-term investments or debt. Accordingly, we are subject to changes in interest rates. Based on our December 31, 2002 cash and cash equivalents and long-term debt, a 1% change in interest rates would impact our results of operations by approximately $100,000.

      The value of the U.S. dollar affects our financial results. Although currently not significant, changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income in the future. We do not maintain hedging programs to mitigate the potential exposures of exchange rate risk. Accordingly, our results of operations are adversely affected by the strengthening of the U.S. dollar against currencies in which we sell products and services or a weakening exchange rate against currencies in which we incur costs. Based on the operating results of our foreign operations for the year ended December 31, 2002, a 10% change in the exchange rates would impact our results of operations by approximately $100,000.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The sections of our 2003 Proxy Statement entitled "Election of Directors" and "Business Experience of Executive Officers" are incorporated herein by reference.


Item 11. Executive Compensation

      The section of our 2003 Proxy Statement entitled "Executive Compensation" is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

      The sections of our 2003 Proxy Statement entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      None.

Item 14. Controls and Procedures

      Evaluation of Disclosure Controls and Procedures

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

      Changes in Internal Controls

      There were no significant changes made in our internal controls during the period covered by this report, or to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their last evaluation.

Item 15. Principal Accountant Fees and Services

      The section of our 2003 Proxy Statement entitled "Principal Accountant Fees and Services" is incorporated herein by reference.

                                     PART IV

Item 16. Exhibits, Financial Statement Schedules and Reports on Form 8- K

         (a)(1) and (2). The response to this portion of Item 16 is submitted as a separate section of this report commencing on page F-1.

         (a)(3) and (c). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number     Description                                                                      Number
------     -----------                                                                      ------
3.1        Restated Certificate of Incorporation of Osteotech, as amended                     #

3.2        Third Amended and Restated Bylaws of Osteotech                                     #

3.3        Form of Stock Certificate                                                         **

3.4        Certificate of Retirement and Prohibition or Reissuance of Shares of              ++
           Osteotech, Inc. dated April 4, 2002

4.1        Rights Agreement dated as of February 1, 1996 between Osteotech, Inc.              #
           and Registrar and Transfer Co., as amended

10.1       1991 Stock Option Plan, as amended ^                                               #

10.2       1991 Independent Directors Stock Option Plan,                                     ***
           as amended ^

10.3       Processing Agreement between Osteotech and Stichting Eurotransplant
           Nederland, dated September 26, 1988 [*]                                            **

10.4       Form of Confidentiality Agreement and Non-Competition Agreement with               #
           executive officers

10.5       Agreement dated December 10, 1996 between American Red Cross Tissue            ********
           Services and Osteotech [*]

10.6       Lease for Osteotech's Shrewsbury, New Jersey processing facility, as               **
           amended through third modification

10.7       Employment Agreement with Michael J. Jeffries dated January 1, 1998 ^              ^^

10.8       Employment Agreement with James L. Russell dated December 18, 1997 ^               ^^

10.9       The Management Performance Bonus Plan ^                                           ^^^

10.10      Employment Agreement with Richard Russo                                           ^^^
           dated April 1, 1997 ^

10.11      Employment Agreement with Richard W. Bauer dated December 4, 1998 ^               ^^^

10.12      Loan and Security Agreement among Summit Bank, Osteotech, Inc.,                  ^^^^
           Osteotech Investment Corp., Cam Implants Inc., Cam Implants B.V.,
           Osteotech/CAM Services B.V. and OST Developpement dated June 10, 1999.
           [Includes Equipment Loan Note, Convertible Revolving Note, and Mortgage
           Term Note as exhibits.]

10.13      Amended and Restated Processing Agreement entered into September 11,            ^^^^^^
           2000 by Osteotech, Inc., Musculoskeletal Transplant Foundation and
           Biocon, Inc.[*]

10.14      Mortgage Term Note among Summit Bank, Osteotech, Inc., Osteotech                ^^^^^^^
           Investment Corp., Cam Implants Inc., Osteotech, B.V., H.C. Implants,
           B.V., Cam Implants, B.V., Osteotech/CAM Services, B.V. and OST
           Developpement dated December 8, 2000

10.15      Allonge to Loan and Security Agreement among Summit Bank, Osteotech,            ^^^^^^^
           Inc., Osteotech Investment Corp., Cam Implants Inc., Osteotech, B.V.,
           H.C. Implants, B.V., Cam Implants, B.V., Osteotech/CAM Services, B.V.
           and OST Developpement dated December 8, 2000

10.16      Allonge to Equipment Loan Note among Summit Bank, Osteotech, Inc.,              ^^^^^^^
           Osteotech Investment Corp., Cam Implants Inc., Osteotech, B.V., H.C.
           Implants, B.V., Cam Implants, B.V., Osteotech/CAM Services, B.V. and OST
           Developpement dated December 8, 2000

10.17      Distribution Agreement entered into February, 2001 by Osteotech, Inc.           ^^^^^^^
           and Alphatec Manufacturing, Inc. [*]

10.18      Second Allonge to Loan and Security Agreement among Fleet National Bank,        ^^^^^^^
           Successor in Interest to Summit Bank, Osteotech, Inc., Osteotech
           Investment Corp., Cam Implants Inc., Osteotech, B.V., H.C. Implants,
           B.V., Cam Implants, B.V., Osteotech/Cam Services, B.V. and OST
           Developpement dated March 8, 2001

10.19      Second Allonge to Equipment Loan Note among Fleet National Bank,                ^^^^^^^
           Successor in Interest to Summit Bank, Osteotech, Inc., Osteotech
           Investment Corp., Cam Implants Inc., Osteotech, B.V., H.C. Implants,
           B.V., Cam Implants, B.V., Osteotech/Cam Services, B.V. and OST
           Developpement dated March 8, 2001

10.20      Allonge to Convertible Revolving Note among Fleet National Bank,                ^^^^^^^
           Successor in Interest to Summit Bank, Osteotech, Inc., Osteotech
           Investment Corp., Cam Implants Inc., Osteotech, B.V., H.C. Implants,
           B.V., Cam Implants, B.V., Osteotech/Cam Services, B.V. and OST
           Developpement dated March 8, 2001

10.21      Primary Agreement Carrier and Bio-Implant Allografts by and between               ###
           LifeNet and Osteotech dated January 4, 2002

10.22      2000 Stock Plan dated February 9, 2000                                             #

10.23      Third Allonge to Loan and Security Agreement among Fleet National Bank,            #
           Successor in Interest to Summit Bank, Osteotech, Inc., Osteotech
           Investment Corp., Cam Implants Inc., Osteotech, B.V., H.C. Implants,
           B.V., Cam Implants, B.V., Osteotech/Cam Services, B.V. and OST
           Developpement dated September 10, 2001

10.24      Third Allonge to Equipment Loan Note among Fleet National Bank,                    #
           Successor in Interest to Summit Bank, Osteotech, Inc., Osteotech
           Investment Corp., Cam Implants Inc., Osteotech, B.V., H.C. Implants,
           B.V., Cam Implants, B.V., Osteotech/Cam Services, B.V. and OST
           Developpement dated September 10, 2001

10.25      Second Allonge to Convertible Revolving Note among Fleet National Bank,            #
           Successor in Interest to Summit Bank, Osteotech, Inc., Osteotech
           Investment Corp., Cam Implants Inc., Osteotech, B.V., H.C. Implants,
           B.V., Cam Implants, B.V., Osteotech/Cam Services, B.V. and OST
           Developpement dated September 10, 2001

10.26      Agreement of Amendment to Loan and Security Agreement, Mortgage,                   #
           Assignment of Leases and Other Documents by and among Fleet National
           Bank, Osteotech, Inc., Osteotech Investment Corporation, CAM Implants,
           Inc., Osteotech, B.V., H.C. Implants, B.V., CAM Implants, B.V.,
           Osteotech/CAM Services, B.V., Osteotech, S.A., and OST Developpement
           S.A. dated March 13, 2002

10.27      Amendment to License and Option Agreement between IsoTis N.V. and H.C.            ##
           Implants B.V. and Osteotech dated April 8, 2002

10.28      Second Amended and Restated Processing Agreement by and among                     ++
           Musculoskeletal Transplant Foundation, Biocon, Inc., and Osteotech, Inc.
           dated as of June 1, 2002[*]

10.29      Settlement Agreement and Release by and among Osteotech, Inc. and                 ++
           Osteotech Investment Corporation, the Musculoskeletal Transplant
           Foundation, and Synthes Spine Company, L.P., dated as of June 1, 2002

10.30      License Agreement by and among Osteotech, Inc., Osteotech, Inc.,                  ++
           Osteotech Investment Corporation, Musculoskeletal Transplant Foundation,
           Biocon, Inc., and Synthes Spine Company, L.P., dated as of June 1, 2002
           [*]

10.31      Asset Purchase Agreement between Cam Implants B.V. and Cam Acquisition            ++
           B.V. dated July 10, 2002 [*]

10.32      Settlement Agreement between Medtronic, Inc. on behalf of itself and as           ++
           owner, directly or indirectly, of Medtronic Sofamor Danek, Inc.
           (formerly known as Sofamor Danek Group, Inc.), Sofamor Danek Holding,
           Inc., Medtronic Sofamor Danek USA, Inc., SDGI Holdings, Inc., Sofamor
           Danek L.P. and Osteotech, Inc., effective May 15, 2002

10.33      Form of Change in Control Agreement with Executive Officers except Marc           +++
           Burel

10.34      Employment Agreement, as amended, with Marc Burel dated April 18, 2000            +++

10.35      Change in Control Agreement by and between Osteotech, Inc. and Marc               +++
           Burel dated April 18, 2002, superceded by the Change in
           Control Agreement dated September 8, 2002 included as
           Exhibit 10.36)

10.36      Change in Control Agreement by and between Osteotech, Inc. and Marc               +++
           Burel dated September 8, 2002

10.37      Allonge to Agreement of Amendment to the Loan and Security Agreement,             E-2
           Mortgage, Assignment of Leases and Other Documents by and among Fleet
           National Bank, Osteotech, Inc., Osteotech Investment Corporation, CAM
           Implants, Inc., Osteotech, B.V., H.C. Implants, B.V., CAM Implants,
           B.V., Osteotech/CAM Services, B.V., Osteotech, SA, and OST Developpement
           SA. dated March 13, 2002.

10.38      Exclusive Marketing Agreement, by and among Osteotech, Inc., LifeNet,             E-13
           Depuy Orthopaedics, Inc. and Depuy Acromed, Inc. dated December 13, 2002
           [ ]

10.39      Letter Amendment to Agreement dated December 10, 1996, by and between             E-77
           the American Red Cross and Osteotech, Inc. dated October 27, 2002 [ ]

21.1       Subsidiaries of the Registrant                                                    E-88

23.1       Consent of PricewaterhouseCoopers LLP                                             E-89

99.1       Certification pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant            E-90
           to Section 906 of the Sarbanes Oxley Act of 2002

99.2       Certification Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant            E-91
           to Section 906 of the Sarbanes Oxley Act of 2002

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

++         Previously filed as exhibits to Osteotech's Quarterly
           Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference thereto.

+++        Previously filed as exhibits to Osteotech's Quarterly
           Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference thereto.

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

#          Previously filed exhibit to Osteotech's Annual Report on
           Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference thereto.

## Previously filed exhibit to Osteotech's Quarterly Report on Form 10-K for the fiscal year ended March 31, 2002 and incorporated herein by reference thereto

###        Previously filed exhibit to Osteotech's Current Report on
           Form 8-K filed with the Commission on March 8, 2002 and incorporated herein by reference thereto.

/ Previously filed exhibit to Osteotech's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference thereto.
[*] Copy omits information for which confidential treatment has been granted.

[ ] Copy omits information for which confidential treatment has been requested.

(b) Reports on Form 8-K

         On December 20, 2002, we filed with the Commission a Current Report on Form 8-K to announce that we had entered into an agreement with DePuy Orthopaedic, Inc., DePuy Acromed, Inc. and LifeNet for the processing and distribution to the U.S. hospital market of a private label demineralized bone matrix carrier product.

         On October 29, 2002, we filed with the Commission a Current Report on Form 8-K to announce our third quarter 2002 operating results.

         On October 15, 2002, we filed with the Commission a Current Report on Form 8-K to announce that we had restarted Base Tissue Segment processing in our Shrewsbury, New Jersey processing facility and to announce the financial impacts on third quarter 2002 of our voluntary and temporary suspension of Base Tissue Segment processing in our processing facilities.

         On October 7, 2002, we filed with the Commission a Current Report on Form 8-K to announce that the Food and Drug Administration completed its inspection on October 4, 2002 related to our voluntary and temporary suspension of Base Tissue Segment processing and issued two observations in a Form 483.

         On October 4, 2002 we filed with the Commission a Current Report on Form 8-K to report on our October 1, 2002 conference call relating to our voluntary and temporary suspension of Base Tissue Segment processing.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 28, 2003              OSTEOTECH, INC.

                                    By: /s/Richard W. Bauer
                                        ----------------------------
                                    Richard W. Bauer
                                    President, Chief Executive Officer
                                    (Principal Executive Officer) and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature                         Title                              Date
--------------------------------------------------------------------------------

/s/DONALD D. JOHNSTON
---------------------        Chairman of the                     March 28, 2003
Donald D. Johnston           Board of Directors

/s/RICHARD W. BAUER
-------------------          President, Chief                    March 28, 2003
Richard W. Bauer             Executive Officer (Principal
                             Executive Officer) and Director

/s/MICHAEL J. JEFFRIES
----------------------       Executive Vice President            March 28, 2003
Michael J. Jeffries          Chief Financial Officer
                             (Principal Financial
                             Accounting Officer),
                             Secretary and Director

/s/KENNETH P. FALLON III     Director                            March 28, 2003
------------------------
Kenneth P. Fallon III

/s/JOHN P. KOSTUIK           Director                            March 28, 2003
------------------
John P. Kostuik

/s/STEPHEN J. SOGIN          Director                            March 28, 2003
-------------------
Stephen J. Sogin

                            Certification Pursuant To
                               18 U.S.C. ss. 1350,
                             As Adopted Pursuant To
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Richard W. Bauer, certify that:

1.   I have reviewed this annual report of Osteotech, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

       b) evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

       March 28, 2003              /S/Richard W. Bauer
                                   ---------------------------------------------
                                   Richard W. Bauer
                                   President, Chief Executive Officer
                                   (Principal Executive Officer)

                            Certification Pursuant To
                               18 U.S.C. ss. 1350,
                             As Adopted Pursuant To
                  Section 302 of the Sarbanes-Oxley Act of 2002

I, Michael J. Jeffries, certify that:

1.   I have reviewed this annual report of Osteotech, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the annual report is being prepared;

       b) evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

       March 28, 2003                   /S/Michael J. Jeffries
                                        ----------------------------------------
                                        Michael J. Jeffries
                                        Executive Vice President,
                                        Chief Financial Officer
                                        (Principal Financial Officer and
                                        Chief Accounting Officer)

                        OSTEOTECH, INC. AND SUBSIDIARIES

                               -------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                                 Page
                                                                                                 ----
1. FINANCIAL STATEMENTS

              Report of Independent Accountants..................................................F-2

              Consolidated Balance Sheets as of December 31, 2002 and 2001.......................F-3

              Consolidated Statements of Operations
                 for the years ended December 31, 2002, 2001 and 2000............................F-4

              Consolidated Statements of Changes in Stockholders' Equity
                 for the years ended December 31, 2002, 2001, and 2000...........................F-5

              Consolidated Statements of Cash Flows
                 for the years ended December 31, 2002, 2001, and 2000...........................F-6

              Notes to Consolidated Financial Statements.........................................F-7

2. SCHEDULE

              II. Valuation and Qualifying Accounts
                        for the years ended December 31, 2002, 2001, and 2000....................S-1

              Report of Independent Accountants on Financial Statement Schedule..................S-2

All schedules, except for the one set forth above, have been omitted since the information required is included in the financial statements or accompanying notes or have been omitted as not applicable or not required.

                        REPORT OF INDEPENDENT ACCOUNTANTS

     To the Board of Directors and
        Stockholders of Osteotech, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Osteotech, Inc. and subsidiaries (the "Company") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Notes 1 and 3, the Company has adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002.

     PricewaterhouseCoopers LLP

     Florham Park, New Jersey
     February 21, 2003,
     Except for Notes 11 and 13,
     for which the date is March 27, 2003.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

December 31,                                                                           2002                  2001
-----------------------------------------------------------------------------------------------------------------
ASSETS
-----------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                                    $  10,040             $   5,192
     Short-term investments                                                           3,948
     Accounts receivable, net of allowance of
          $943 in 2002 and $303 in 2001                                              11,545                15,093
     Deferred processing costs                                                       15,433                11,165
     Inventories                                                                      4,820                 8,803
     Income tax receivable                                                            3,357                   896
     Deferred tax assets                                                              5,784                 2,002
     Prepaid expenses and other current assets                                        1,023                 1,129
                                                                                ---------------------------------
               Total current assets                                                  55,950                44,280
                                                                                ---------------------------------
Property, plant and equipment, net                                                   53,535                56,736
Goodwill, net of accumulated amortization of $404 in 2002 and
     $2,861 in 2001                                                                   1,669                 2,910
Other assets                                                                          3,931                 3,318
-----------------------------------------------------------------------------------------------------------------
               Total assets                                                       $ 115,085             $ 107,244
=================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable and accrued liabilities                                     $  11,370             $  17,311
     Current maturities of long-term debt                                             2,661                 2,530
                                                                                ---------------------------------
               Total current liabilities                                             14,031                19,841

Long-term debt                                                                       15,922                18,683
Other liabilities                                                                     1,637                   934
-----------------------------------------------------------------------------------------------------------------
               Total liabilities                                                     31,590                39,458
-----------------------------------------------------------------------------------------------------------------
Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares
         authorized; no shares issued or outstanding
     Common stock, $.01 par value; 70,000,000 shares
         authorized; issued and outstanding 17,001,372
         shares in 2002 and 14,098,264 shares in 2001                                   170                   140
     Additional paid-in capital                                                      63,368                47,076
     Accumulated other comprehensive loss                                                78                  (653)
     Retained earnings                                                               19,879                21,223
-----------------------------------------------------------------------------------------------------------------
                  Total stockholders' equity                                         83,495                67,786
-----------------------------------------------------------------------------------------------------------------
                  Total liabilities and stockholders' equity                      $ 115,085             $ 107,244
=================================================================================================================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)

Year ended December 31,                                               2002            2001           2000
--------------------------------------------------------------------------------------------------------------
Net revenues:
     Service                                                       $  77,041         $71,329        $71,430
     Product                                                           6,333           4,386          2,681
                                                                ----------------------------------------------
                                                                      83,374          75,715         74,111

Cost of services                                                      37,607          29,905         24,078
Cost of products                                                       8,979           3,400          2,559
                                                                ----------------------------------------------
                                                                      46,586          33,305         26,637
                                                                ----------------------------------------------
Gross profit                                                          36,788          42,410         47,474

Marketing, selling, and general and administrative                    38,256          44,305         34,652
Research and development                                               3,927           4,372          5,547
                                                                ----------------------------------------------
                                                                      42,183          48,677         40,199
                                                                ----------------------------------------------
Income (charge) from litigation settlement                            (1,785)                         1,000
                                                                ----------------------------------------------
Operating income (loss)                                               (7,180)         (6,267)         8,275
                                                                ----------------------------------------------
 Other income (expense):
     Interest income                                                     246             506          1,087
     Interest expense                                                 (1,342)           (406)           (14)
     Gain on sale of patents                                             950
     Other                                                               175              29            (54)
                                                                ----------------------------------------------
                                                                          29             129          1,019
                                                                ----------------------------------------------
Income (loss) from continuing operations before
   income taxes                                                       (7,151)         (6,138)         9,294
Income tax provision (benefit)                                        (5,714)         (2,098)         4,074
                                                                ----------------------------------------------
Income (loss) from continuing operations                              (1,437)         (4,040)         5,220
Income (loss) from discontinued operations, net of loss
   on disposal of $291 in 2002                                            93            (370)          (392)
--------------------------------------------------------------------------------------------------------------
Net income (loss)                                                  $  (1,344)      $  (4,410)    $    4,828
==============================================================================================================
Net income (loss) per share:
     Basic:
           Income (loss) from continuing operations                $    (.09)      $    (.29)    $      .37
           Discontinued operations                                       .01            (.02)          (.03)
                                                                ----------------------------------------------
           Net income (loss)                                       $    (.08)      $    (.31)    $      .34
                                                                ==============================================
     Diluted
           Income (loss) from continuing operations                $    (.09)      $    (.29)    $      .37
           Discontinued operations                                       .01            (.02)          (.03)
                                                                ----------------------------------------------
           Net income (loss)                                       $    (.08)      $    (.31)    $      .34
==============================================================================================================
Shares used in computing net income (loss) per share:
     Basic                                                        15,904,132      14,030,623     14,057,931
     Diluted                                                      15,904,132      14,030,623     14,335,641
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

                        OSTEOTECH, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (dollars in thousands)

Years ended December 31, 2002, 2001, and 2000
----------------------------------------------------------------------------------------------------------------------------------
                                                                                    Accumulated
                                                  Common Stock          Additional     Other                            Total
                                         ------------------------------  Paid-In    Comprehensive   Retained        Stockholders'
                                            Shares          Amount       Capital    Income (Loss)   Earnings           Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999               14,194,126      $   140        $ 48,837      $ (376)     $  20,805         $ 69,406
   Net income                                                                                           4,828            4,828
   Currency translation adjustments                                                       (121)                           (121)
                                                                                                                ------------------
   Total comprehensive income                                                                                            4,707
   Exercise of stock options                   74,261            1             304                                         305
   Common stock issued pursuant to
         employee stock purchase plan          51,420                          418                                         418
   Repurchase of common stock                (330,500)          (3)         (3,121)                                     (3,124)
   Tax benefits related to stock options                                       139                                         139
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000               13,989,307          138          46,577        (497)        25,633           71,851
   Net loss                                                                                            (4,410)          (4,410)
   Currency translation adjustments                                                       (156)                           (156)
                                                                                                                ------------------
   Total comprehensive loss                                                                                             (4,566)
   Exercise of stock options                   10,138            1              41                                          42
   Common stock issued pursuant to
         employee stock purchase plan          98,819            1             458                                         459
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001               14,098,264          140          47,076        (653)        21,223           67,786
   Net loss                                                                                            (1,344)          (1,344)
   Currency translation adjustments                                                        731                             731
                                                                                                                ------------------
   Total comprehensive loss                                                                                               (613)
   Sale of common stock                     2,800,000           28          15,728                                      15,756
   Exercise of stock options                   47,500            1             172                                         173
   Common stock issued pursuant to
         employee stock purchase plan          55,608            1             354                                         355
   Tax benefits related to stock options                                        38                                          38
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002               17,001,372      $   170        $ 63,368     $    78       $ 19,879         $ 83,495
==================================================================================================================================

        The accompanying notes are an integral part of these consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

Year ended December 31,                                                                        2002           2001           2000
------------------------------------------------------------------------------------------------------------------------------------
Cash Flow From Operating Activities
   Net income (loss)                                                                         $ (1,344)      $ (4,410)      $  4,828
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                                                          8,230          8,598          4,597
         Litigation settlement charge                                                           1,785
         Deferred income taxes                                                                 (1,966)        (2,937)           775
         Gain on sale of patents                                                                 (950)
         Reversal of tax liability                                                             (2,557)
         Income tax benefit related to stock options                                               38                           139
         Changes in assets and liabilities:
               Accounts receivable                                                              3,934         (2,146)         1,629
               Inventories                                                                      3,614         (5,073)          (218)
               Deferred processing costs                                                       (3,938)        (5,390)          (604)
               Prepaid expenses and other current assets                                       (2,445)         2,459            764
               Accounts payable and other liabilities                                          (6,034)         6,880         (1,735)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                            (1,633)        (2,019)        10,175

Cash Flow From Investing Activities
   Capital expenditures                                                                        (4,911)        (8,955)       (28,343)
   Proceeds from sale of foreign operation                                                      1,000
   Proceeds from sale of investments                                                                           5,860          5,888
   Purchases of investments                                                                    (3,948)        (3,925)        (3,877)
   Proceeds from sale of patents                                                                1,000
   Proceeds from the sale of land                                                                              1,500
   Other, net                                                                                    (383)           160           (796)
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                          (7,242)        (5,360)       (27,128)

Cash Flow From Financing Activities
   Proceeds from issuance of common stock                                                      16,284            499            723
   Repurchase of common stock                                                                                                (3,124)
   Proceeds from issuance of long-term debt                                                                    1,468         13,672
   Principal payments on long-term debt                                                        (2,630)          (340)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                      13,654          1,627         11,271

Effect of exchange rate changes on cash                                                            69             21           (165)
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                            4,848         (5,731)        (5,847)
Cash and cash equivalents at beginning of year                                                  5,192         10,923         16,770
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                                     $ 10,040       $  5,192       $ 10,923
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

     Commencing in the first half of 2001, and expanding in the second half of 2001 and throughout 2002, the Company began to distribute tissue forms directly to hospitals. The Company expects to continue to expand the direct distribution efforts to hospitals in 2003 and beyond. This change in distribution methodology has impacted liquidity and cash flow. The Company has had to make additional investments in inventories and deferred processing costs to support the direct distribution efforts, and expects to make additional investments in inventory and deferred processing costs, as necessary, to support the efforts to expand direct distribution. Exclusive of the funds the Company raised in the sale of 2.8 million shares of common stock in the second quarter of 2002, which generated net proceeds of $15,756,000, in 2002 and 2001, the Company experienced a decrease in available cash, cash equivalents and short-term investments due to continued investments in the business and from operating losses incurred in 2002 and 2001. The Company expects to continue to make investments in the business to support the direct distribution efforts and future programs and initiatives, which may further deplete available cash balances. The Company believes that available cash, cash equivalents and short-term investments, available lines of credit and anticipated future cash flow from operations will be sufficient to meet forecasted cash needs in 2003. The Company's future liquidity and capital requirements will depend upon numerous factors, including:

     o additional investments in inventories and deferred processing costs, if any, to support direct distribution efforts;

     o the progress of product development programs and the need and associated costs relating to regulatory approvals, if any, which may be needed to commercialize some of the products under development, or those commercialized whose regulatory status may change; and

     o the resources to be devoted to the development, manufacture and marketing of services and products.

     The Company has two primary operating segments: the Grafton(R) Demineralized Bone Matrix (DBM) Segment (the "Grafton(R) DBM Segment") and Base Allograft Bone Tissue Segment (the "Base Tissue Segment"). In addition to these two primary segments, the Company markets and distributes metal spinal implant products domestically, and processes, markets and distributes bovine bone tissue products outside of the United States.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Critical Accounting Policies and Estimates

     The preparation of these financial statements requires the Company to make estimates and judgments that effect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates the estimates and may adjust them based upon the latest information available. These estimates generally include those related to product returns, bad debts, inventories including purchase commitments, deferred processing costs including rework reserves, intangible assets, income taxes and contingencies and litigation. The Company bases the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

     o The Company maintains allowances for doubtful accounts primarily for its direct distribution accounts for estimated losses resulting from the inability of these customers to make required payments. If the financial condition of these customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     o The Company records reductions to revenue for estimated product and allograft bone tissue form returns based upon historical experience. If future returns are less than historical experience, reduction in estimated reserves would increase revenue. Alternatively, should returns exceed historical experience, additional allowances would be required, which would reduce revenue.

     o The Company writes down inventory and deferred processing costs for estimated excess, obsolescence, or unmarketable products and allograft bone tissue forms equal to the difference between cost and the estimated market value based upon assumptions about future demand and market conditions. Excess and obsolescence could occur from numerous factors, including, but not limited to, the competitive nature of the market, technological change and changes in surgeon preference. If actual market conditions are less favorable than those projected by management, additional write-downs may be required. In addition, the Company provides reserves, if any, for the difference between its contractual purchase commitments and its projected purchasing patterns based upon maintenance of adequate inventory levels and forecasted revenues. If actual revenue is less favorable than those forecasted by management, additional reserves may be required; alternatively, if revenue is stronger than forecasted by management, such reserves would be reduced.

     o The Company depreciates/amortizes its property, plant and equipment based upon the Company's estimate of the respective asset's useful life. In addition, the Company evaluates impairments of its property, plant and equipment based upon an analysis of estimated undiscounted future cash flows. If the Company determines that a change is required in the useful life of an asset, future depreciation/amortization is adjusted accordingly. Alternatively, should the Company determine that an asset has been impaired, an adjustment would be charged to income based on its fair market value, or expected discounted cash flows if the fair market value is not readily determinable, reducing income in that period.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     o The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income, in the event that the Company would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that the Company would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

     o The Company accrues current and future tax liabilities based upon levels of taxable income, tax planning strategies and assessments of the timing of taxability of the tax attributes. While the Company has considered current tax laws in establishing tax liabilities, in the event the Company was to settle the tax liabilities for less than amounts accrued the Company would increase income in the period such determination was made. Should the Company determine it would cost more to settle the tax liabilities, an adjustment would be charged to income thus reducing income in that period.

     o Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits or claims. When the Company is reasonably able to determine the probable minimum or ultimate liability, if any, that may result from any of the pending litigation, the Company will record a provision for such liability, and if appropriate, will reduce such liability to the extent covered by insurance. If the outcome or resolution of the pending suit or claim is for amounts greater than accrued, an adjustment will be charged to income in the period the determination is made. Alternatively, should the suit or claim be for less than accrued, the Company would increase income in the period the determination is made.

     Consolidated Financial Statements

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany transactions and balances are eliminated.

     Revenue Recognition

     The Company principally derives revenue from allograft bone tissue processing services and other non-allograft tissue products and services. Revenues for products and services, net of trade discounts and allowances, are recognized once delivery has occurred provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectibility is reasonably assured. For allograft tissue, delivery is considered to have occurred when risk of loss has transferred to the Company's clients or customers, primarily upon shipment of such allograft tissue to customers or clients, except for consigned inventory, when delivery is considered to have occurred at the time that the allograft tissue is consumed by the customer. For non-allograft tissue products and services, delivery is considered to have occurred when title and risk of loss have transferred to the Company's customers primarily upon shipment of non-allograft products to customers or clients.

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

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Deferred Processing Costs

     Deferred processing costs are stated at the lower of cost or market, with cost determined under the first-in, first-out method. Costs related to allograft bone tissue processing are deferred until the processed allograft bone tissue is released from final quality assurance testing and shipped to clients or customers, except for consigned inventory, whose costs are deferred until the allograft bone tissue is consumed by the customer.

     Inventories

     Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method. Inventories consist of supplies, which principally support the Company's two primary operating segments, and raw materials and finished goods, which principally support the Company's other product lines.

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

     Goodwill

     Beginning in 2002, pursuant to the provisions of Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets", the Company is no longer amortizing goodwill. Prior to 2002, the Company amortized goodwill on a straight-line basis over 15 years. The Company's goodwill arose in the acquisition of its French subsidiary in 1999 and relates mainly to the Company's activities in the Grafton(R) DBM Segment. The Company, pursuant to SFAS No. 142, will evaluate goodwill annually for impairment. See Note 3, "Recent Accounting Pronouncements."

     Research and Development

     Research and development costs, which principally relate to internal costs for the development of new technologies, processes and products, are expensed as incurred.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Stock Options

     The Company has adopted the "disclosure only" provisions of SFAS No. 123, "Accounting for Stock Based Compensation", and accordingly, no compensation cost has been recognized in the consolidated statements of operations. Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company accounted for its stock options under the Fair Value Method of that Statement. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized on a straight-line basis to expense over the options' vesting period.

     As required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123", the following table shows the estimated effect on earnings and per share data as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

(in thousands except per share data)                                                       2002             2001             2000
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)
    As reported:
          Income (loss) from continuing operations                                      $  (1,437)       $  (4,040)       $   5,220
          Discontinued operations                                                              93             (370)            (392)
                                                                                        --------------------------------------------
          Net income (loss)                                                             $  (1,344)       $  (4,410)       $   4,828
                                                                                        ============================================
    Impact on income (loss) from continuing operations and net income
        (loss) related to stock-based employee compensation expense,
        net of tax                                                                      $     292        $   1,554        $   1,129
                                                                                        ============================================
    Pro forma:
          Income (loss) from continuing operations                                      $  (1,729)       $  (5,594)       $   4,091
          Discontinued operations                                                              93             (370)            (392)
                                                                                        --------------------------------------------
          Net income (loss)                                                             $  (1,636)       $  (5,964)       $   3,699
                                                                                        ============================================
Net income (loss) per share
    As reported
       Basic:
          Income (loss) from continuing operations                                      $    (.09)       $    (.29)       $     .37
          Discontinued operations                                                             .01             (.02)            (.03)
                                                                                        --------------------------------------------
          Net income (loss)                                                             $    (.08)       $    (.31)       $     .34
                                                                                        ============================================
       Diluted:
          Income (loss) from continuing operations                                      $    (.09)       $    (.29)       $     .37
          Discontinued operations                                                             .01             (.02)            (.03)
                                                                                        --------------------------------------------
          Net income (loss)                                                             $    (.08)       $    (.31)       $     .34
                                                                                        ============================================
    Pro forma
       Basic:
          Income (loss) from continuing operations                                      $    (.11)       $    (.41)       $     .29
          Discontinued operations                                                             .01             (.02)            (.03)
                                                                                        --------------------------------------------
          Net income (loss)                                                             $    (.10)       $    (.43)       $     .26
                                                                                        ============================================
       Diluted:
          Income (loss) from continuing operations                                      $    (.11)       $    (.41)       $     .29
          Discontinued operations                                                             .01             (.02)            (.03)
                                                                                        --------------------------------------------
          Net income (loss)                                                             $    (.10)       $    (.43)       $     .26
====================================================================================================================================

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     The fair value for the option grants was estimated at the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

                                 2002           2001                 2000
     --------------------------------------------------------------------------
     Expected life (years)         5             5                    5
     Risk free interest rate      3.33%         4.62%                5.70%
     Volatility factor           80.00%        70.00%               60.00%
     Dividend yield               0.00%         0.00%                0.00%
     --------------------------------------------------------------------------

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

     The Company provides credit, in the normal course of business, to its clients and customers. In addition, the Company performs on-going credit evaluations of its clients' and customers' financial condition, but generally does not require collateral in support of available credit. The Company maintains an allowance for doubtful accounts and charges actual losses to the allowance when incurred. The Company has two customers who together account for 59%, 77% and 92% of revenues in 2002, 2001, and 2000, respectively. As of December 31, 2002 and 2001, these two customers together accounted for 46% and 66%, respectively, of outstanding accounts receivable. For one of these customers the Company has a contractual right of offset.

     Fair Value of Financial Instruments

     The carrying value of financial instruments, including short-term investments, accounts receivable, notes receivable, accounts payable and other accrued expenses, approximate their fair values. Short-term investments are designated as available-for-sale, are of investment grade quality securities and are not subject to significant market risk. The carrying value of amounts outstanding under the credit facility approximates fair value because the debt is subject to short-term variable interest rates that were reflective of market rates of interest.

     Reclassifications

     Certain prior year amounts within the financial statements have been reclassified to conform to the 2002 presentation.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Pursuant to the provisions of SFAS No. 142, beginning in 2002 the Company is no longer amortizing goodwill. Amortization of goodwill included in continuing operations was $132,000 and $136,000 for the years ended December 31, 2001 and 2000, respectively. Discontinued operations included $252,000 of goodwill amortization for each of the years ended December 31, 2001 and 2000. (See Note 5, "Discontinued Operations"). In addition, in accordance with the transition provisions of SFAS No. 142, the Company completed an evaluation of the carrying value of its goodwill as of January 1, 2002 and determined that there was no impact on the Company's consolidated financial statements as a result of such evaluation.

     The Company's other intangibles, which principally represent patents, patent applications and licenses, are recorded at cost of $3,268,000 and $2,792,000 as of December 31, 2002 and 2001 and carrying values of $2,105,000 and $1,873,000 for the same respective periods. Patents and licenses are amortized over their estimated useful lives ranging from five to ten years. Patent application costs are amortized upon grant of the patent or expensed if the application is rejected or withdrawn. Amortization expense for these intangibles was $245,000, $227,000 and $216,000 for the years ended December 31, 2002, 2001, and 2000, respectively. Amortization expense for the next five years is: $242,000 in 2003; $151,000 in 2004; $59,000 in 2005; $39,000 in 2006; and $11,000 in
     2007. The Company reviews other intangibles to assess recoverability from future operations using undiscounted cash flows derived from the lowest appropriate asset groupings. Impairments are recognized in operating results to the extent that carrying value exceeds fair value determined based on the net present value of estimated future cash flows.

     The following table presents comparative data for the years ended December 31, 2002, 2001 and 2000 to reflect the adoption of SFAS No. 142 as of January 1, 2002:

                                                                                Year Ended
                                                                                December 31,
                                                        ------------------------------------------------------------
    (in thousands)                                             2002                 2001                2000
    ----------------------------------------------------------------------------------------------------------------
    Net income (loss) - as reported                        $  (1,344)          $   (4,410)           $   4,828
    Add back goodwill amortization                                                    384                  388
                                                        ------------------------------------------------------------
    Net income (loss) - as adjusted                        $  (1,344)          $   (4,026)           $   5,216
    ================================================================================================================
    Basic earnings per share:
       Net income (loss) - as reported                     $    (.08)          $     (.31)           $     .34
       Goodwill amortization                                                          .03                  .03
                                                        ------------------------------------------------------------
       Net income (loss) - as adjusted                     $    (.08)          $     (.28)           $     .37
    ================================================================================================================
    Diluted earnings per share:
       Net income (loss) - as reported                     $    (.08)          $     (.31)           $     .34
       Goodwill amortization                                                          .03                  .03
                                                        ------------------------------------------------------------
       Net income (loss) - as adjusted                     $    (.08)          $     (.28)           $     .37
    ================================================================================================================

     In June, 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 is effective for fiscal years beginning January 1, 2003. The Company does not expect the adoption of this pronouncement to have a significant impact on its financial position, results of operations or cash flows.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   RECENT ACCOUNTING PRONOUNCEMENTS (continued)

     In November, 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN 45"). FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods after December 15, 2002. The disclosure provisions have been implemented and no disclosures were required in 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of the guarantor's year-end. FIN 45 requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. Adoption of FIN 45 in 2003 has not and is not expected to have a material effect on the Company's results of operations, cash flows or financial position.

     In January, 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," ("FIN 46"), which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPE's) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not currently have any SPE's or variable interest entities, therefore, the adoption of FIN 46 is not expected to have any impact on the Company's results of operations, cash flows or financial position.

4.   CONTINUING OPERATIONS - GAINS AND CHARGES

     2002 Gains and Charges

     In October, 2002, because of a higher than normal level of complaints, the Company temporarily suspended the sale and distribution of the Affirm(TM) Cervical Plating System ("Affirm(TM)"). In fourth quarter 2002, due to the continuing uncertainty surrounding the re-introduction of Affirm(TM) into the market, the Company recorded a pre-tax charge of $1,430,000 to fully reserve all implant inventory and instrumentation for Affirm(TM). Affirm(TM), along with the Sentinal(TM) Pedicle Screw System, products manufactured by Alphatec Manufacturing, Inc., are subject to a firm purchase commitment. (See Note 13, "Commitments and Contingencies"). As a result of the uncertainty surrounding the re-introduction of Affirm(TM) into the market, the Company expects that it will be unable to meet the purchase commitment, and accordingly recorded a provision of $1,079,000 for the penalty associated with the expected shortfall under the purchase commitment.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   CONTINUING OPERATIONS - GAINS/CHARGES (continued)

     In third quarter 2002, the Company recorded pre-tax charges to costs of service and products totaling $4,079,000 primarily related to reserves for excess and obsolete metal spinal implant systems inventories of $2,145,000, excess and obsolete inventories for the Company's bio-d(R) Threaded Cortical Bone Dowel of $1,094,000, which the Company has agreed to remove from the market by January 31, 2003 in connection with the patent lawsuit settlement with Medtronic earlier in 2002 (See below and Note 13, "Commitments and Contingencies - Litigation"), and an $840,000 charge for the estimated cost to rework tissue placed in quarantine.

     In September, 2002, the Company determined liabilities of $2,557,000 that had been established in 1997 related to certain items, which were deducted in that year's income tax return, were no longer required, and therefore, recognized an income tax benefit related to releasing such liabilities.

     In May, 2002, the Company sold its PolyActive(TM) polymer biomaterials technology and patents to IsoTis B.V. for $1,000,000. The Company recognized a pretax gain of $950,000 on this transaction. (See Note 13, "Commitments and Contingencies - License and Option Agreement").

     In April, 2002, the Company settled the Medtronic Sofamor Danek, Inc., Sofamor Danek L.P. and Sofamor Holdings, Inc. v. Osteotech, Inc. lawsuit. The Company recorded a pretax charge of $1,785,000 related to this settlement. (See Note 13, "Commitments and Contingencies - Litigation").

     2001 Charges

     In December, 2001, the Company recorded a charge to cost of sales of $2,287,000 related to equipment which will no longer be utilized in the processing of allograft tissue.

     In November, 2001, the Company recorded a charge in marketing, selling, general and administrative expenses primarily for the severance costs associated with the departure of an executive officer in the amount of $700,000.

     In second quarter 2001, the Company recorded pretax charges totaling $1,845,000 of which $655,000 has been recorded as cost of product and $1,190,000 has been recorded as marketing, selling, general and administrative expense. These charges were primarily to establish reserves for excess inventory and instrumentation associated with spinal implant systems.

5.   DISCONTINUED OPERATIONS

     On July 10, 2002, the Company completed the sale of the business and substantially all of the assets, including the assumption of certain liabilities, of its operations located in Leiden, The Netherlands for $1,000,000 in cash and a non-interest bearing note with a face value of $1,500,000, which the Company discounted based on the acquirer's incremental borrowing rate of 5.75%. The note is payable in increasing amounts on a quarterly basis beginning in March, 2003 through December, 2006. The Company has retained a security interest in all assets transferred to the acquirer and received a second mortgage on the land and building the acquirer will occupy to collateralize the note. For matters arising subsequent to the date of closing, the Company has no on-going financial or operational responsibilities with respect to the acquirer.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   DISCONTINUED OPERATIONS (continued)

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

     Revenues and net income (loss) of the operations sold, up through June 30, 2002, the effective date of sale, were as follows:

                                                        Year Ended
                                                        December 31,
                                           ----------------------------------
     (in thousands)                            2002        2001        2000
     ------------------------------------------------------------------------
     Revenues                               $ 1,630     $  2,131   $   1,572
                                           ==================================
     Net income (loss) from operations      $   384     $   (370)  $    (392)
     Loss on disposal                          (291)
                                           ----------------------------------
     Net income (loss)                      $    93     $   (370)  $    (392)
                                           ==================================

6.   DEFERRED PROCESSING COSTS

     Deferred processing costs consist of the following at December 31:

     (in thousands)                                          2002       2001
     -------------------------------------------------------------------------
     Donor tissue to be processed and distributed by the
     Company                                                $ 2,411   $   492
     Tissue in process                                        5,043     2,936
     Processed implantable donor tissue to be distributed
        by the Company                                        6,234     5,359
     Processed implantable donor tissue held for clients      1,745     2,378
     -------------------------------------------------------------------------
                                                            $15,433   $11,165
     =========================================================================

7.   INVENTORIES

     Inventories consist of the following at December 31:

     (in thousands)                             2002                    2001
     -------------------------------------------------------------------------
     Supplies                                $    223                 $   245
     Raw materials                                678                     784
     Finished goods                             3,919                   7,774
     -------------------------------------------------------------------------
                                             $  4,820                 $ 8,803
     =========================================================================

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following at December 31:

     (in thousands)                                     2002            2001
     ---------------------------------------------------------------------------
     Land                                          $     811        $    811
     Building and improvements                        14,763          13,821
     Machinery and equipment                          45,772          24,695
     Computer hardware and software                    4,475           4,264
     Office equipment, furniture and fixtures          6,135           5,839
     Spinal instruments                                3,935           3,563
     Leasehold improvements                            8,107           7,850
     Construction in progress                            648          20,957
                                               ---------------------------------
                                                      84,646          81,800
     Less accumulated depreciation
         and amortization                             31,111          25,064
     ---------------------------------------------------------------------------
                                                   $  53,535        $  56,736
     ===========================================================================

     In the fourth quarter of 1998, the Company commenced construction of a new tissue processing facility in Eatontown, New Jersey. At December 31, 2002 and 2001, approximately $41,383,000 and $37,922,000, respectively, had been incurred, primarily for construction of the facility, production equipment and furniture and fixtures, of which approximately $1,769,000 represents capitalized interest in 2002 and 2001. In late 2001, the Company began to occupy the administrative and warehouse portions of the facility. In the second quarter of 2002, the Company commenced production in the facility. The Company began to depreciate the administrative and warehouse portions of the facility in the fourth quarter of 2001, and depreciate the remainder of the costs in the second quarter of 2002.

     In 2001, the Company recorded additional provisions of $2,287,000 for machinery and equipment that will no longer be utilized in the processing of allograft tissue and $1,190,000 primarily for excess spinal instruments. (See Note 4, "Continuing Operations - Gains and Charges").

9.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following at December 31:

      (in thousands)                               2002                  2001
      ------------------------------------------------------------------------
       Trade accounts payable                  $  3,655               $ 8,802
       Accrued compensation                         890                   878
       Accrued professional fees                  1,035                 1,333
       Accrued taxes payable                        458                 3,100
       Accrued purchase commitment penalty        1,079
       Litigation settlement payable                901
       Other accrued liabilities                  3,352                 3,198
      ------------------------------------------------------------------------
                                               $ 11,370               $17,311
      ========================================================================

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  LEASING TRANSACTIONS

     The Company leases office and production facilities and equipment under various operating lease agreements which have non-cancelable terms through October, 2008. The leases for office and production facilities include renewal provisions at the Company's option. Additionally, certain of the leases contain fair value purchase options.

     Future minimum lease commitments as of December 31, 2002 are as follows:

                Year                                Operating Leases
                ----------------------------------------------------------
                (in thousands)
                2003                                   $    797
                2004                                        787
                2005                                        464
                2006                                        403
                2007 and thereafter                         671
                                                       --------
                Total minimum lease payments           $  3,122
                                                       ========

     Rental expense was $971,000, $936,000, and $914,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

11.  DEBT AND FINANCING ARRANGEMENTS

     The Company has a Credit Facility, as amended, which includes a $5,000,000 revolving line of credit, a mortgage loan and an equipment term loan.

     Beginning January 1, 2002, each tranche of the Credit Facility bears interests at a variable rate ranging from prime (4.25% as of December 31, 2002) minus .25% to prime plus 1.50%, or from the London Interbank Offered Rate ("LIBOR") plus 2.25% to LIBOR plus 4.0%, based upon a leverage ratio as defined in the Credit Facility. Throughout 2002, interest on each tranche of the Credit Facility bore interest at either prime plus 1.50% or LIBOR plus 4.0%. Prior to January 1, 2002, the mortgage bore interest at 7.38%, the equipment term loan bore interest at prime minus .50% or at LIBOR plus 1.75% or 2.25%, and the revolving line of credit bore interest at prime minus .75% or LIBOR plus 1.75%. The Company's effective weighted average interest rate for borrowings under the Credit Facility was 6.20% in 2002 and 6.60% in 2001.

     In June, 2002, the Company obtained an irrevocable standby letter of credit to support the $1,900,000 ($1,267,000 as of December 31, 2002) due to Medtronic Sofamor Danek, Inc. pursuant to the settlement agreement in connection with the Medtronic Sofamor Danek, Inc., Sofamor Danek L.P. and Sofamor Holdings, Inc. v. Osteotech, Inc. lawsuit. (See Note 13, "Commitments and Contingencies - Litigation"). The commitment under the standby letter of credit is $1,900,000, but such commitment decreases over time based on a predetermined schedule concurrent with the Company's monthly payments under the settlement. As of December 31, 2002, the standby letter of credit has been reduced to $1,386,000. The amount committed under the standby letter of credit reduces the Company's availability under its revolving line of credit. As of December 31, 2002, no amounts were outstanding under the revolving line of credit and $3,614,000 was available.

     The revolving line of credit is committed through April 30, 2004 at which time all amounts outstanding are due and payable and all remaining commitments are cancelled. The mortgage loan is repayable in 120 equal monthly installments of principal, based on a twenty-year amortization schedule, plus interest. Upon the 120th payment, the remaining amount of the unpaid principal will be due and payable. The equipment term loan is repayable in equal monthly installments of principal, based on a seven-year amortization schedule, plus interest.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  DEBT AND FINANCING ARRANGEMENTS (continued)

     Payments under the mortgage loan commenced in February, 2001 and payments under the equipment term loan commenced in December, 2001.

     The Credit Facility, as amended, is collateralized by domestic accounts receivable, domestic inventories, the new allograft tissue processing facility, including all equipment and improvements therein and a pledge of 65% of the Company's ownership in its foreign subsidiaries. The Credit Facility imposes certain restrictive operating and financial covenants on the Company. The Credit Facility established additional covenants including a restriction on the payment of cash dividends, a restriction on incurring or maintaining additional indebtedness, a restriction on selling assets or engaging in mergers or acquisitions and limitations on cash advances to the Company's foreign operations and investments. The Credit Facility also includes subjective acceleration provisions. Such provisions are based upon, in the reasonable opinion of the bank, the occurrence of any adverse or material change in the condition or affairs, financial or otherwise, of the Company which impairs the interests of the bank. The bank also has the right to approve, in advance, the form and substance of any equity capital transaction, except for a common stock transaction resulting in the issuance of less than 20% of the total issued and outstanding capital stock of the company as of the date of such transaction.

     In March, 2003, the Credit Facility was amended to permanently waive the Company's non-compliance with the interest coverage ratio for the quarter ended December 31, 2002. In addition, if available cash, cash equivalents and short-term investments decline below $10.0 million at the end of any calendar month, the amendment gives the bank, at its option, the right to obtain a security interest in the Company's general intangibles, including, but not limited to, the Company's patents and patent applications.

     Failure to comply with any of these restrictions could result in a default under this loan facility. Following a default, the bank may determine not to make any additional financing available under the revolving line of credit, could accelerate the indebtedness under the revolving credit facility, the equipment loan and/or the mortgage, and could foreclose on the real and personal property collateralizing the loans. The Company either complied with or obtained the necessary waivers from its lenders regarding these covenants.

     Long-term debt consists of the following at December 31:

                                                                                      2002     2001
     (in thousands)
     -------------------------------------------------------------------------------------------------
     Domestic bank equipment term loan, repayable in monthly
         principal payments of $202 plus interest through November, 2008             $14,369  $16,798

     Domestic revolving line of credit

     Domestic building mortgage loan, repayable in monthly installments of
         $19 plus interest through December, 2010 with a balloon
         payment of  $3,087 due December, 2010.                                        4,214    4,415
     -------------------------------------------------------------------------------------------------
                                                                                      18,583   21,213
     Less current portion                                                              2,661    2,530
     -------------------------------------------------------------------------------------------------
                                                                                     $15,922  $18,683
     =================================================================================================

     Aggregate maturities of long-term debt for the next five years are as follows: 2003, $2,661,000; 2004, $2,661,000; 2005, $2,661,000; 2006,
     $2,661,000; 2007, $2,661,000; thereafter, $5,278,000.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  INCOME TAXES

     The income tax provision (benefit) at December 31 is summarized as follows:

     (in thousands)                        2002          2001        2000
     -----------------------------------------------------------------------
     Current:
          Federal                    $   (3,938)     $    265     $ 2,897
          State                             190           574         402
     -----------------------------------------------------------------------
                                         (3,748)          839       3,299
     -----------------------------------------------------------------------
     Deferred:
          Federal                          (684)       (1,921)        551
          State                          (1,282)       (1,016)        224
     -----------------------------------------------------------------------
                                         (1,966)       (2,937)        775
     -----------------------------------------------------------------------
     Income tax provision (benefit)  $   (5,714)     $ (2,098)    $ 4,074
     =======================================================================

     In 2002, the Company determined liabilities of $2,557,000 that had been established in 1997 related to certain items, which were deducted in that year's income tax return, were no longer required, and therefore, recognized a current income tax benefit relating to releasing such liabilities.

     The difference between income tax provision (benefit) and the expected tax which would result from the use of the Federal statutory income tax rate is as follows:

     (in thousands)                                  2002        2001     2000
     ---------------------------------------------------------------------------
     Computed tax at statutory Federal rate      $ (2,431)   $ (2,213) $ 3,027
     Release of prior year tax liability           (2,557)
     State income taxes, net of Federal benefit      (721)       (292)     413
     Foreign income/losses for which no tax
        (expense) benefit is recognized               (55)        606      660
     Other                                             50        (199)     (26)
     ---------------------------------------------------------------------------
     Income tax provision (benefit)              $ (5,714)   $ (2,098) $ 4,074
     ===========================================================================

     Income before income taxes from foreign operations, including discontinued operations, was $917,000 in 2002, which impacted the Company's effective income tax rate due to the utilization of historical net operating loss carryforwards that were subject to full valuation allowances in prior years to offset income taxes otherwise payable. Loss before income taxes from foreign operations, including discontinued operations, was $882,000 in 2001 and $1,151,000 in 2000. The losses before income taxes from foreign operations negatively impact the Company's effective income tax rate due to the non-recognition of such losses for tax purposes and the need for a valuation allowance in the foreign jurisdictions.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  INCOME TAXES (continued)

The components of the deferred tax assets and deferred tax liabilities are as follows at December 31:

       (in thousands)                                      2002          2001
       -----------------------------------------------------------------------
       Deferred Tax Assets:
            Net operating loss carryforwards:
                 Federal                               $    460     $    281
                 Foreign                                  2,474        2,286
                 State                                      748          235
            Tax credits:
                 Federal                                    288          425
                 State                                      908          634
            Inventory reserves                            3,082           68
            Other                                         2,326        2,139
       -----------------------------------------------------------------------
                                                         10,286        6,068
                 Less valuation allowance                 2,803        2,614
       -----------------------------------------------------------------------
                 Deferred tax assets                      7,483        3,454
       -----------------------------------------------------------------------
       Deferred Tax Liabilities:
            Depreciation                                  1,518            8
            Other                                         1,434          670
       -----------------------------------------------------------------------
                 Deferred tax liabilities                 2,952          678
       -----------------------------------------------------------------------
                 Net deferred tax asset (liability)    $  4,531     $  2,776
       =======================================================================

     The Company's valuation allowance results principally from foreign losses and related net operating loss carryforwards for which the realization of future tax benefits is uncertain. Foreign net operating loss carryforwards aggregate $6,606,000 expiring in varying amounts beginning 2004 through
     2010). Although realization is not assured, the Company has concluded that it is more likely than not that the remaining deferred tax assets, which arise principally from domestic operations, will be realized based on the reversal of deferred tax liabilities and projected taxable income.

     In 2002, the Company utilized approximately $2,000,000 of its historical net operating loss carryforwards relating to its subsidiary in The Netherlands. Such net operating loss carryforwards were utilized against the Company's tax gain on the foreign portion of the gain on the sale of the PolyActive(TM) polymer biomaterial technology and patents, the tax gain on the sale of the Company's operations in The Netherlands and earnings from operations in 2002. Utilization of these net operating loss carryforwards, which were recorded subject to a full valuation allowance in prior periods, resulted in a reduction of approximately $680,000 to income taxes otherwise payable in The Netherlands, of which approximately $460,000 is related to discontinued operations.

     At December 31, 2002, the Company has Federal and state net operating loss carryforwards of $1,293,000 and $8,801,000, respectively. The Federal net operating loss carryforwards expire in varying amounts beginning in 2007 through 2021. The state net operating loss carryforwards, which will primarily offset New Jersey taxable income, expire in varying amounts beginning in 2007 through 2016. The Company has provided valuation allowances for $768,000 in Federal, and a corresponding amount of state, net operating loss carryforwards due to the uncertainty of realizing future tax benefits from these net operating loss carryforwards. The Company has Federal research and development credits of $288,000, which expire in varying amounts beginning in 2021 through 2022. The Company also has state research and development and manufacturing credits of $748,000, primarily to offset New Jersey income taxes, which expire in varying amounts beginning in 2005 through 2009.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  COMMITMENTS AND CONTINGENCIES

     Service Agreements

     The Company is the processor of allograft bone tissue for domestic and international clients. The Company provides these processing services pursuant to long-term service agreements. The Company's agreements with its clients generally provide for cross-indemnification against liability arising out of performance of the agreements.

     The Company entered into an exclusive ten-year processing agreement with one of its major allograft bone tissue processing clients, the American Red Cross Tissue Services ("ARC"). The agreement was effective January 1, 1997. In October, 2002, the processing agreement was amended. The amendment, among other items, removes the requirements that ARC exclusively provide all tissue recovered by ARC to the Company for processing and, in its place, provides that ARC provide a monthly minimum number of donors to the Company for processing.

     Effective June 1, 2002, the Company entered into a new Processing Agreement with the Musculoskeletal Transplant Foundation ("MTF"), which will continue through December 31, 2008. Under the terms of the Processing Agreement, MTF will supply a certain increasing minimum annual amount of donor tissue to the Company for processing into standard base tissue forms, Grafton(R) DBM and Graftech(TM) Bio-implants, all of which will be distributed to hospital end-users by MTF, under the MTF label, and provide a certain increasing minimum annual amount of tissue for the Company to process into standard base tissue forms, Grafton(R) DBM and Graftech(TM)Bio-implant tissue forms, all of which will be distributed to hospital end-users by the Company under its own label. This new Processing Agreement was entered into as part of the settlement of the Company's litigation with MTF. (See Note 13, "Litigation - Musculoskeletal Transplant Foundation v. Osteotech, Inc.").

     Effective January 4, 2002, the Company entered into a five-year agreement with LifeNet. Under the terms of the agreement, the Company will process allograft bone tissue provided by LifeNet into the Company's broad line of Graftech(R) Bio-implants. Effective January 1, 2003, the Company entered into a five-year agreement with DePuy Orthopaedics, Inc. and DePuy Acromed, Inc. (collectively, "DePuy") and LifeNet for the processing and distribution to the domestic hospital market of a private label DBM carrier product. Under the terms of the agreement, the Company will process the DBM carrier product to specifications determined by LifeNet, from bone tissue supplied by LifeNet. DePuy will market and promote the DBM carrier product to surgeons performing trauma, joint revision and spinal procedures and LifeNet will ship and bill the product to end-users

     Purchase Commitments

     In February, 2001, the Company entered into an exclusive distribution agreement with Alphatec Manufacturing, Inc. ("Alphatec") to market and distribute the Sentinal(TM) Pedicle Screw System and Affirm(TM) in the United States and Canada. The term of the agreement is two years from the beginning of the first quarterly period after completion of the initial order. The agreement automatically renews for additional two-year terms unless terminated in writing by either party six months prior to expiration of the then current two-year term. The Company has agreed to purchase $6,000,000 of inventory during the first two years of the agreement, and $8,000,000 during the second two-year term, if the agreement renews.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  COMMITMENTS AND CONTINGENCIES (continued)

     Purchase commitments for each successive renewal period would be negotiated prior to those renewals. If the Company fails to make the minimum purchases in any period, the Company will pay Alphatec a penalty payment equal to 50% of the shortfall. In October, 2002, pursuant to a letter agreement, Alphatec waived the purchase commitment of $3,200,000 for the first year of the commitment period (April 1, 2002 to March 31, 2003) for a payment of $300,000. Such charge was recorded in the third quarter of 2002. The purchase commitment is $2,800,000 for the second year (April 1, 2003 to March 31, 2004) of the commitment period.

     In October, 2002, because of a higher than normal level of complaints, the Company temporarily suspended the sale and distribution of Affirm(TM). Due to the continuing uncertainty surrounding the re-introduction of Affirm(TM) into the market, the Company does not expect to purchase sufficient inventory to meet the purchase commitment. Accordingly, the Company recorded a provision of $1,079,000 for the penalty that will be due for the expected shortfall under the purchase commitment. (See Note 4, "Continuing Operations - Gains and Charges").

     Loan Receivable

     In November, 2000, the Company entered into a Loan Agreement with the American Tissue Services Foundation ("ATSF"), a not-for-profit tissue recovery organization. The Loan Agreement expires on December 31, 2010. Through June, 2002, the Company had loaned ATSF an aggregate of $2,458,000 at an average interest rate of 5.59%. The Company has fully reserved all amounts outstanding under the loans, of which $457,000 was reserved in 2002 and the balance was reserved in 2001. All charges related to these reserves are included in marketing, selling, general and administrative expenses in the statements of operations.

     Through June 15, 2002, Michael J. Jeffries, the Company's Executive Vice President and Chief Financial Officer, was one of the three members of ATSF's Board of Directors. ATSF is a not-for-profit corporation, and neither Mr. Jeffries nor the Company owns any equity or any other interest in ATSF. Mr. Jeffries received no compensation from ATSF. On June 15, 2002, the existing ATSF management and ATSF's Board of Directors, including Mr. Jeffries resigned and were replaced by a new management group and a new Board of Directors. Concurrent with this change, the Company and ATSF re-negotiated the existing Loan Agreement to convert it to a non-interest bearing note and to provide for the forgiveness of approximately 50% of the loan balance, which remains fully reserved. The note requires minimum annual repayments of $150,000 beginning January 1, 2003.

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

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  COMMITMENTS AND CONTINGENCIES (continued)

     License and Option Agreement

     In June, 1997, the Company entered into an exclusive worldwide License and Option Agreement for its proprietary PolyActive(TM) polymer biomaterial technology and patents (collectively, the "PolyActive technology") with IsoTis BV ("IsoTis"), The Netherlands. IsoTis had an option to acquire the PolyActive technology for approximately 1,815,000 euros expiring in June, 2003. On April 8, 2002, the Company amended the License and Option Agreement to reduce the option price for IsoTis to acquire the PolyActive technology to $1,000,000. In conjunction with the execution of the amendment, IsoTis elected to exercise its option to acquire the PolyActive technology. The Company has recognized a pretax gain of $950,000 upon closing this transaction in May, 2002. (See Note 4, "Continuing Operations
     - Gains and Charges").

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

     On October 31, 2001, the trial commenced in the United States District Court for the Central District of California. In November, 2001, the jury returned a verdict that the 558 Patent and the 655 Patent are valid and that GenSci infringed on both patents through their sales of the DynaGraft(TM) Gel and Putty products. In arriving at its verdict, the jury rejected all of GenSci's defenses.

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

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  COMMITMENTS AND CONTINGENCIES (continued)

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

     In April, 2000, the Company reached an agreement with GenSci whereby tort claims that were dismissed from the patent litigation would be transferred to this action and this action was stayed pending completion of the Company's patent infringement case against GenSci. On December 20, 2001, GenSci filed a bankruptcy petition with the United States Bankruptcy Court for the Central District of California. GenSci has not sought relief from the automatic stay to pursue this action.

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

     The Company intends to pursue its claims against GenSci and vigorously defend against the counterclaims. On December 20, 2001, GenSci filed a bankruptcy petition with the United States Bankruptcy Court for the Central District of California. As a result, this suit is currently stayed.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. COMMITMENTS AND CONTINGENCIES (continued)

     "O" Company, Inc. v. Osteotech, Inc.

     In July, 1998, a complaint was filed against the Company in the Second Judicial District Court, Bernallilo County, New Mexico, which alleges negligence, strict liability, breach of warranties, negligent misrepresentation, fraud, and violation of the New Mexico Unfair Trade Practices Act arising from allegedly defective dental implant coating and coating services provided to plaintiffs by the Company's subsidiary, Osteotech Implants BV, formerly known as Cam Implants BV. Plaintiffs have demanded unspecified monetary damages. In August, 1998, the Company removed this action to the United States District Court for the District of New Mexico and filed and served its answer, denying any and all liability in this action, and moved to dismiss five of the seven claims alleged against it. In March, 1999, the court dismissed with prejudice the plaintiff's negligence and strict liability claims. As to the remaining claims, the Company, in addition to denying any and all liability, has moved for summary judgement on the basis that all of the remaining claims are barred by their applicable statutes of limitations. After discovery on matters relating to the statute of limitations issue, the Company's summary judgment motion was submitted. On October 22, 2002, the court issued a memorandum opinion and order denying the Company's motion for summary judgment and plaintiffs' cross-motion for summary judgment. On February 13, 2003, the Company filed another motion for summary judgment on the basis that plaintiffs sued the wrong party. The motion has not yet been fully briefed and submitted to the court. Discovery on matters relating to the merits of the plaintiffs' claims and scope of alleged damages, is in progress.

     The Company believes that the claims made against it in this action are without merit and will continue to vigorously defend against such claims.

     Medtronic Sofamor Danek, Inc., Sofamor Danek L.P. and Sofamor Holdings, Inc. v. Osteotech, Inc.

     In July, 1999, Medtronic Sofamor Danek Inc., Sofamor Danek L.P. and Sofamor Danek Holdings, Inc. (collectively, "Danek") sued the Company in the United States District Court for the Western District of Tennessee alleging that certain instruments and instrument sets relating to cortical bone dowel products, including the bio-d(R)Threaded Cortical Bone Dowel and Endodowel ("bio-d(R)"), manufactured, sold and/or otherwise distributed by the Company infringe on certain claims of U.S. Patent Nos. 5,741,253, 5,484,437 and 6,096,038 which are owned by Danek.

     In April, 2002, Medtronic and the Company settled this lawsuit (the "Medtronic Settlement"). The Company agreed to pay an aggregate of $1,900,000 to Medtronic in 24 equal monthly installments, without interest, and supported by an irrevocable standby letter of credit, and to cease processing, marketing, distributing, advertising and promoting of the bio-d(R) by January 31, 2003. In accordance with the Medtronic Settlement, we completed the removal of the bio-d(R) from the market on January 31, 2003. In addition, Medtronic agreed to discontinue its participation in the lawsuit brought by the University of Florida Tissue Bank, Inc., Regeneration Technologies, Inc., Sofamor Danek Group, Inc. and Sofamor Danek L.P. (see "University of Florida Tissue Bank, Inc. v. Osteotech, Inc."), to neither fund nor voluntarily assist RTI or any other party to continue to pursue this suit against the Company, and to contact RTI, inform it of the terms of this settlement and recommend to RTI to accept the terms of this settlement in complete resolution of its suit against the Company.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  COMMITMENTS AND CONTINGENCIES (continued)

     The Company recorded a charge of $1,785,000 in the second quarter of 2002 representing the present value of the amounts due to Medtronic under this settlement. This charge is reflected as a litigation settlement charge in the consolidated statements of operations. (See Note 4, "Continuing Operations - Gains and Charges").

     University of Florida Tissue Bank, Inc. v. Osteotech, Inc.

     In February, 1999, Southeast Tissue Alliance, formerly known as the University of Florida Tissue Bank, Inc. ("Southeast"), Regeneration Technologies, Inc. ("RTI"), Sofamor Danek Group, Inc. and Sofamor Danek L.P. filed a complaint against the Company in the United States District Court for the Northern District of Florida alleging that the Company's bio-d(R)infringed on the claims of U.S. Patent Nos. 5,814,084, 4,950,296 and 6,096,081.

     In April, 2002 Medtronic settled its portion of this lawsuit with the Company pursuant to the Medtronic Settlement discussed above. In June, 2002, Southeast and RTI settled their portions of this lawsuit with the Company under the same terms as the Medtronic Settlement without any additional monetary payments.

     Regner v. Inland Eye & Tissue Bank of Redlands; Thacker v. Inland Eye & Tissue Bank of Redlands; Savitt v. Doheny Eye and Tissue Bank; Sorrels, Decker and Blake v. Inland Eye & Tissue Bank, et al.

     The Company is a defendant with several other defendants in three actions pending in the Superior Court for the State of California, Los Angeles County. One of the suits seeks class action status and initially alleged causes of action based on a violation of the California Business and Professional Code Section 17200, as well as a number of common law causes of action, including negligence, deceit, and intentional and negligent infliction of emotional distress. Through dismissals, either by the Court or voluntarily by plaintiffs, only the California Business and Professional Code claims, which are based on the allegation that defendants are engaging in the activity of buying or selling organs or tissue for valuable consideration or profit, and certain negligence claims remain with respect to the actions. It appears that plaintiffs are seeking class action status and injunctive relief and "restitution" with respect to their California Business and Professional Code claims. To the extent any of the other causes of action lie against the Company, plaintiffs are seeking damages in an unspecified amount. Although this litigation has been pending for some time, significant discovery has only recently commenced. Plaintiffs filed a motion for leave to file a Fourth Amended Complaint to allow the adding of two additional class representatives and to make other changes to the complaint, which motion was denied without prejudice on February 3, 2003. Plaintiffs' counsel have recently indicated that, rather than seek to amend the Regner complaint, they plan to file three new actions on behalf of three plaintiffs alleging claims similar to those asserted in the Regner case. We also expect the court to set a schedule for a class certification motion in the near future.

     On March 24, 2003, the Company was served with a new similar action, Sorrels, Decker and Blake v. Inland Eye & Tissue Bank, et al. This action purports to be a class action and alleges violations of Section 17200 and negligence against the Company.

     The Company believes that the claims made against it in this action are without merit and will continue to vigorously defend against such claims.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  COMMITMENTS AND CONTINGENCIES (continued)

     Condos v. Musculoskeletal Transplant Foundation

     In July, 2000, the Company was served with an action brought in the United States District Court for the District of Utah against the Company and the Musculoskeletal Transplant Foundation. The suit alleges causes of action for strict liability, breach of implied warranty and negligence arising from allegedly defective allograft bone tissue processed and/or provided by defendants and allegedly implanted into plaintiff Chris Condos during two spinal surgeries. In October, 2002, the parties reached a provisional settlement and the case was formally dismissed on December 30, 2002. The Company's portion of the provisional settlement, which was recorded in the third quarter of 2002, does not have a material impact on the Company's results of operation or financial condition.

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

     By agreement dated June 1, 2002, the parties have settled this action. The settlement included the execution of a new processing agreement between MTF and the Company (see Note 13, "Service Agreement"), an agreement by MTF and Synthes not to challenge the validity and enforceability of any claims related to the aforementioned patents, and the Company granted MTF and Synthes a non-exclusive, worldwide license under the aforementioned patents to sell, distribute, import and/or export certain bone filler products, including MTF's DBX(R) product, that are comprised of demineralized and/or partially demineralized bone powder in carriers.

     Criti-Cal, Inc. v. Osteotech, Inc.

     In December, 2000, Criti-Cal, Inc. commenced an action in the Superior Court for the State of California, Orange County, against the Company, Second Act Medical, Inc. and Ronald Letner. As against the Company, plaintiff alleged causes of action for breach of contract, misappropriation of trade secrets, quantum meruit and violation of the California Independent Wholesale Sales Representatives Contractual Relations Act of 1990 arising from the termination of an agreement between the Company and plaintiff. In October, 2002, the parties, including the Company, reached an agreement to settle this action. The Company's portion of the settlement, which was recorded in the third quarter of 2002, does not have a material impact on the Company's results of operations or financial condition.

     Younger v. Hayes Medical Center, Inc.

     In April, 2001, the Company was served in an action brought in the Twentieth Judicial District Court in Ellis County, Kansas against Hayes Medical Center, Inc., MTF, Metropath, Inc. and the Company. With respect to the Company, the suit alleged a cause of action for negligence in connection with allegedly defective allograft bone tissue provided by defendants and allegedly implanted in plaintiff during a surgical procedure. In May, 2002, plaintiff voluntarily dismissed this action without prejudice.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. COMMITMENTS AND CONTINGENCIES (continued)

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

     Hardman v. Nussbaum

     ARC notified the Company in the first quarter of 2002 that a plaintiff had brought an action against it for negligence relating to ARC's distribution of certain Grafton(R) DBM Putty that was allegedly implanted in the plaintiff, Larry Hardman, during a surgical procedure. On September 9, 2002, ARC notified the Company that plaintiff intended to name the Company as a defendant in the Los Angeles Superior Court action, however, the plaintiff has not yet served the Company with a complaint. Until such time as the Company is served with the complaint, the Company cannot evaluate the merits of this action. On December 2, 2002, ARC moved for summary judgment dismissing all of plaintiff's claims. After ARC filed its summary judgment papers, the plaintiff voluntarily dismissed ARC from the case.

     Scroggins v. Zimmer Holdings, Inc.

     On or about June 24, 2002, the Company received a complaint filed in the United States District Court for the Eastern District of Louisiana against numerous defendants, including the Company. The complaint alleges that plaintiff received defective medical hardware in connection with a certain hip replacement procedure in May, 1992, and that such hardware was manufactured or distributed by certain of the defendants other than the Company. The procedure involved the use of allograft bone tissue processed by the Company and provided by one of our clients. Plaintiff alleges personal injuries and $1,000,000 in damages. The Company served its answer to the complaint on August 30, 2002, and discovery in the case is about to commence. On November 14, 2002, the Court entered a scheduling order setting forth the pertinent deadlines to which the parties must adhere. Plaintiff missed a February 7, 2003 deadline for submitting expert reports. The Company moved to strike all expert testimony on behalf of plaintiff due to plaintiff's failure to provide the expert reports within the time specified in the Court's scheduling order. On February 19, 2003, plaintiff's attorney moved to withdraw as counsel of record. On February 20, 2003, the Court ordered that plaintiff's attorney be permitted to withdraw as counsel of record.

     The Company maintains a general liability insurance policy and has notified the insurance company of this action. The insurance company has agreed to defend this action.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  COMMITMENTS AND CONTINGENCIES (continued)

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

14. STOCKHOLDERS' EQUITY

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

     The authorized capital of the Company includes 5,000,000 shares of Preferred Stock, the rights and provisions of which will be determined by the Board of Directors at the time any such shares are issued, if at all. No shares of Preferred Stock were issued or outstanding at December 31, 2002 or 2001.

     Stock Repurchase Program

     In May, 2000, the Board of Directors of the Company authorized the repurchase and retirement of up to 1,000,000 shares of the Company's common stock through open market purchases, or block purchases. As of December 31, 2000, the Company had repurchased and retired 330,500 shares of common stock at a cost of approximately $3,124,000. No shares were repurchased in 2002 or 2001.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  STOCKHOLDERS' EQUITY (continued)

     Stock Options

     The Company's 2000 Stock Plan (the "2000 Plan") authorizes the grant of up to 1,000,000 shares of the Company's common stock in the form of incentive stock options, non-qualified stock options or other stock-based awards to employees, directors and consultants. Incentive stock options may be granted at prices not less than 100% of the fair market value on the date of grant. Non-qualified stock options and other stock-based awards may be granted at the discretion of the Compensation Committee of the Board of Directors under terms and conditions as determined by the Compensation Committee. Options will expire ten years from the date of grant and vesting will be determined by the Compensation Committee. Options issued pursuant to the 2000 Plan typically have terms requiring vesting ratably over four years.

     The 1991 Stock Option Plan (the "1991 Plan"), as amended, authorizes the grant of up to 4,220,648 shares of the Company's common stock in the form of incentive stock options or non-qualified stock options to employees and consultants. In June, 2000, the 1991 Plan was replaced by the 2000 Plan, and therefore, options will no longer be issued under the 1991 Plan.

     The 1991 Independent Directors Stock Option Plan (the "Directors Plan"), as amended, authorizes the grant of options to purchase up to 750,000 shares of the Company's common stock to members of the Board of Directors who are not officers or employees of the Company. Option exercise prices equal 100% of the fair market value on the date of grant. Options issued prior to July 1, 1997 become exercisable in ratable installments over four years with unexercised options expiring five years from the vesting date. Effective July 1, 1997, the Directors Plan was amended to provide for options issued to become 100% exercisable on the first anniversary of the date of grant, provided that the holder of such option is on the Company's Board of Directors during such year, with unexercised options expiring ten years from the date of grant. The Directors Plan does not have any available securities for issuance pursuant to options and all shares pursuant to outstanding options that expire or are forfeited are cancelled upon return to the Plan.

     Stock option activity for the years 2002, 2001, and 2000 is as follows:

                                                       2002                         2001                       2000
                                            ---------------------------   -------------------------  -------------------------
                                                            Weighted                   Weighted                   Weighted
                                                             Average                    Average                    Average
                                                            Exercise                   Exercise                   Exercise
                                                 Shares       Price         Shares       Price         Shares       Price
    --------------------------------------------------------------------------------------------------------------------------
    Outstanding at January 1,                   2,510,699   $   9.50      2,319,325      $ 9.98      1,866,522    $ 11.93
        Granted                                   373,800       7.71        238,000        5.37        686,000       5.76
        Exercised                                  47,500       3.68         10,138        4.10         74,261       4.14
        Cancelled or expired                      431,687       9.94         36,488       14.29        158,936      17.45
    --------------------------------------------------------------------------------------------------------------------------
    Outstanding at December 31,                 2,405,312   $   9.26      2,510,699      $ 9.50      2,319,325    $  9.98
    --------------------------------------------------------------------------------------------------------------------------
    Exercisable at December 31,                 1,655,821   $  10.35      1,544,076     $ 10.48      1,236,336    $ 10.36
    --------------------------------------------------------------------------------------------------------------------------
    Available for grant at
        December 31,                              150,105                   494,500                    714,750
    --------------------------------------------------------------------------------------------------------------------------
    Weighted average fair value per share
        of options granted during the period                $   5.08                     $ 3.30                   $  3.28
    --------------------------------------------------------------------------------------------------------------------------

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  STOCKHOLDERS' EQUITY (continued)

     The following table summarizes the information about stock options outstanding at December 31, 2002:

                                                Options Outstanding                            Options Exercisable
                               ------------------------------------------------------  ------------------------------------
                                                  Weighted Average
                                    Number           Remaining          Weighted            Number            Weighted
             Range of           Outstanding at    Contractual Life      Average           Exercisable at       Average
          Exercise Prices      December 31, 2002      (Years)        Exercise Price      December 31, 2002  Exercise Price
     ----------------------------------------------------------------------------------------------------------------------
       $ 2.33    To   $  3.78         244,450           7.3              $ 3.46               110,825         $  3.42
         3.79    To      7.57         986,799           6.5                5.81               594,121            5.50
         7.58    To     11.36         690,250           6.2                8.81               493,250            8.75
        11.37    To     15.15          66,000           4.9               12.47                63,000           12.42
        15.16    To     18.93         164,375           5.8               16.24               142,812           16.30
        18.94    To     22.73         201,938           5.6               20.67               201,938           20.67
        34.09    To     37.88          51,500           6.4               37.76                49,875           37.78
     ----------------------------------------------------------------------------------------------------------------------
       $ 2.33    To   $ 37.88       2,405,312           6.3              $ 9.26             1,655,821         $ 10.35
     ======================================================================================================================

     Stock Warrants

     As part of financing and contract arrangements, the Company has, at certain times, issued warrants to purchase its Convertible Preferred Stock. As of January 1, 2000 there were Convertible Preferred Stock warrants to purchase 458 shares of Common Stock at an exercise price of $3.72. During 2000, all outstanding Convertible Preferred Stock warrants expired.

     Stock Purchase Plan

     Prior to June, 2002, the 1994 Employee Stock Purchase Plan (the "1994 Purchase Plan") provided for the issuance of up to 375,000 shares of Common Stock. At the Company's annual meeting in June, 2002, the shareholders approved to increase the number of shares of Common Stock issuable under the 1994 Purchase Plan by 200,000 share to 575,000 shares. Eligible employees may purchase shares of the Company's Common Stock through payroll deductions of 1% to 7 1/2% of annual compensation. The purchase price for the stock is 85% of the fair market value of the stock on the last day of each calendar quarter. At December 31, 2002, 238,713 shares were available for future offerings under this plan.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  STOCKHOLDERS' EQUITY (continued)

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

15.  SUPPLEMENTAL STATEMENT OF OPERATIONS INFORMATION

     Maintenance and repairs expense from continuing operations for the years ended December 31, 2002, 2001, and 2000 was $2,480,000, $2,415,000, and
     $2,525,000, respectively. Depreciation and amortization expense from continuing operations related to property, plant and equipment for the years ended December 31, 2002, 2001, and 2000 was $7,739,000, $7,856,000,
     and $3,842,000, respectively.

16.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

       (in thousands)                                        2002      2001    2000
       ---------------------------------------------------------------------------------
       Cash paid during the year for taxes                 $ 1,576   $ 1,170  $  1,895
       Cash paid during the year for interest, excluding
            amounts capitalized                              1,227       379        11
       Noncash investing activities:
            Note receivable from sale of foreign operation   1,273

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  NET INCOME (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                                                               Year Ended
                                                                          ------------------------------------------------
       (dollars in thousands except per share data)                               2002            2001            2000
                                                                          ------------------------------------------------
        Income (loss) from continuing operations                           $    (1,437)       $     (4,040)  $      5,220
        Discontinued operations                                                     93                (370)          (392)
                                                                          ------------------------------------------------
        Net income (loss)                                                       (1,344)             (4,410)         4,828
       ===================================================================================================================
        Denominator for basic earnings (loss) per share:
            Weighted average common shares outstanding                      15,904,132          14,030,623     14,057,931
        Effect of dilutive securities:
            Stock options                                                                                         277,601
            Warrants                                                                                                  109
                                                                          ------------------------------------------------
        Denominator for diluted earnings (loss) per share                   15,904,132          14,030,623     14,335,641
       ===================================================================================================================
        Basic earnings (loss) per share:
            Income (loss) from continuing operations                       $      (.09)       $       (.29)  $        .37
            Discontinued operations                                                .01                (.02)          (.03)
                                                                          ------------------------------------------------
            Net income (loss)                                              $      (.08)       $       (.31)  $        .34
       ===================================================================================================================
        Diluted earnings (loss) per share:
            Income (loss) from continuing operations                       $      (.09)       $       (.29)  $        .37
            Discontinued operations                                                .01                (.02)          (.03)
                                                                          ------------------------------------------------
            Net income (loss)                                              $      (.08)       $       (.31)  $        .34
       ===================================================================================================================

     For the year ended 2002 and 2001, common equivalent shares, consisting solely of stock options, are excluded from the calculation of diluted net loss per share as their effects are antidilutive.

     Weighted average shares issuable upon the exercise of stock options which were not included in the calculation of diluted net income (loss) per share were 1,536,790 in 2002, 1,744,518 in 2001, and 771,498 in 2000. Such shares were not included because they were antidilutive.

18.  OPERATING SEGMENTS

     The Company has two primary business segments: the Grafton(R) DBM Segment and Base Tissue Segment. The Grafton(R) DBM Segment engages in the processing and marketing of Grafton(R) DBM. Grafton(R) DBM is processed using the Company's advanced proprietary demineralization process. The Base Tissue Segment primarily engages in the processing of mineralized weight-bearing allograft bone tissue. The Company's other business units engage in marketing and distributing metal spinal implant products and processing, and marketing and distributing bovine tissue products.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  OPERATING SEGMENTS (continued)

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

     Summarized financial information concerning the Company's segments after giving effect to the divestiture of the Company's operations in The Netherlands is shown in the following table.

                                            Grafton(R)DBM       Base Tissue
     (in thousands)                            Segment            Segment              Other        Consolidated
     -------------------------------------------------------------------------------------------------------------
     Revenues:
         2002                                  $ 44,926           $ 32,115          $  6,333           $ 83,374
         2001                                    43,637             27,692             4,386             75,715
         2000                                    45,226             26,204             2,681             74,111
     -------------------------------------------------------------------------------------------------------------
     Operating income (loss):
         2002                                  $  9,836           $ (9,165)         $ (7,851)          $ (7,180)
         2001                                     7,014             (7,979)           (5,302)            (6,267)
         2000                                    11,389                694            (3,808)             8,275
     -------------------------------------------------------------------------------------------------------------
     Depreciation and amortization:
         2002                                  $  2,411           $  4,488          $  1,331           $  8,230
         2001                                     1,962              5,413             1,223              8,598
         2000                                     2,198              1,376             1,023              4,597
     -------------------------------------------------------------------------------------------------------------

     Financial information by geographic area after giving effect to the divestiture of the Company's operations in The Netherlands is summarized as follows:

        (in thousands)                                  United States           Europe              Consolidated
     -------------------------------------------------------------------------------------------------------------
     Revenues
             2002                                        $78,576                $ 4,798                 $83,374
             2001                                         71,776                  3,939                  75,715
             2000                                         71,468                  2,643                  74,111

     Long-lived Assets
             2002                                        $52,408                $ 1,127                 $53,535
             2001                                         55,261                  1,475                  56,736
             2000                                         56,618                  1,672                  58,290

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  OPERATING SEGMENTS (continued)

     Two of the Company's customers individually comprise 10% or more of the Company's consolidated net revenues. Revenues by these customers, which are reported as part of the Company's Grafton(R) DBM and Base Tissue Segments, are as follows:

        (in thousands)       2002         2001          2000
        -----------------------------------------------------
        Revenues
             MTF          $24,202      $28,967       $37,743
             ARC           24,960       29,097        30,469
        -----------------------------------------------------
                          $49,162      $58,064       $68,212
        =====================================================

19. RETIREMENT BENEFITS

     The Company has a 401(k) plan which covers substantially all full time U.S. employees. Effective January 1, 2002, the Company has agreed to contribute an amount equal to 35% of each participant's contribution. Previously, the Company contributed 25% of each participant's contributions. A participant's contribution may not exceed 15% of annual compensation, or the maximum allowed by the Internal Revenue Code, if less than 15% of compensation. Provisions of the plan include graduated vesting over five years from date of employment. Total Company contributions for the years ended December 31, 2002, 2001, and 2000 were $433,000, $393,000, and
     $285,000, respectively.

     The Company does not maintain any other pension or post retirement plans.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. QUARTERLY FINANCIAL DATA (unaudited)

     The following is a summary of the unaudited quarterly results for the years ended December 31, 2002 and 2001:

                                                                           Quarter Ended
                                                --------------------------------------------------------------------
(in thousands except per share data)             March 31            June 30        September 30        December 31
--------------------------------------------------------------------------------------------------------------------
2002
--------------------------------------------------------------------------------------------------------------------
Net revenues                                    $   22,085          $23,009          $   19,691          $   18,589
Gross profit                                        13,065           12,751               7,002               3,970
Income (loss) from continuing
    operations                                         379              234               1,007              (3,057)
Discontinued operations                                  7               86
Net income (loss)                                      386              320               1,007              (3,057)
Net income (loss) per share:
    Basic:
        Income (loss) from continuing
            operations                          $      .03          $   .01          $      .06          $     (.18)
        Discontinued operations                                         .01
                                                -------------------------------------------------------------------
        Net income (loss)                       $      .03          $   .02          $      .06          $     (.18)
                                                ===================================================================
    Diluted:
        Income (loss) from continuing
            operations                          $      .03          $   .01          $      .06          $     (.18)
        Discontinued operations                                         .01
                                                -------------------------------------------------------------------
        Net income (loss)                       $      .03          $   .02          $      .06          $     (.18)
                                                ===================================================================

    2001
--------------------------------------------------------------------------------------------------------------------
Net revenues                                    $   17,443          $18,972          $   19,118          $   20,182
Gross profit                                        10,297           10,445              11,345              10,323
Income (loss) from continuing
    operations                                        (288)          (2,124)                281              (1,909)
Discontinued operations                                (19)              (6)                (49)               (296)
Net income (loss)                                     (307)          (2,130)                232              (2,205)
Net income (loss) per share:
    Basic:
        Income (loss) from continuing
            operations                          $     (.02)         $  (.15)         $      .02          $     (.14)
        Discontinued operations                                                                                (.02)
                                                -------------------------------------------------------------------
        Net income (loss)                       $     (.02)         $  (.15)         $      .02          $     (.16)
                                                ===================================================================
    Diluted:
        Income (loss) from continuing
            operations                          $     (.02)         $  (.15)         $      .02          $     (.14)
        Discontinued operations                                                                                (.02)
                                                -------------------------------------------------------------------
        Net income (loss)                       $     (.02)         $  (.15)         $      .02          $     (.16)
                                                ===================================================================

     See Note 4, "Continuing Operations - Gains and Charges" and Note 5, "Discontinued Operations" for discussion of significant gains and charges recorded in 2002 and 2001.

                                                                     SCHEDULE II

                        OSTEOTECH, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                                              Additions
                                                     Balance At     ------------------------------                 Balance At
                                                      Beginning       Charged To       Charged                         End
                                                      Of Period        Expenses       To Other      Deductions      Of Period
                                                    --------------------------------------------------------------------------------
For the year ended December 31, 2002:
     Allowance for doubtful accounts                    $  303        $  638        $   15(a)       $  (13)(b)        $  943
     Valuation allowance for deferred
           tax asset                                     2,614           455(c)        466(a)         (732)(d)         2,803

For the year ended December 31, 2001:
     Allowance for doubtful accounts                       123           296           (10)(a)        (106)(b)           303
     Valuation allowance for deferred
           tax asset                                     2,058           607(c)        (58)(a)           7(d)          2,614

For the year ended December 31, 2000:
     Allowance for doubtful accounts                       129             1            (3)(a)          (4)(b)           123
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

                      Report of Independent Accountants on
                          Financial Statement Schedule

To the Board of Directors of Osteotech, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 21, 2003, except for Notes 11 and 13, for which the date is March 27, 2003, appearing on page F-2 of this Form 10-K also included an audit of the Financial Statement dated November 13, 2002 Schedule listed in Item 16(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Florham Park, New Jersey
February 21, 2003,
except for Notes 11 and 13,
for which the date is March 27, 2003.

                                  EXHIBIT INDEX


Exhibit                                                                                                    Page
Number             Description                                                                             Number

10.37              Allonge to Agreement of Amendment to the Loan and Security Agreement, Mortgage,         E-2
                   Assignment of Leases and Other Documents by and among Fleet National Bank, Osteotech,
                   Inc., Osteotech Investment Corporation, CAM Implants, Inc., Osteotech, B.V., H.C.
                   Implants, B.V., CAM Implants, B.V., Osteotech/Cam Services, B.V., Osteotech, SA and
                   OST Developpement, SA dated November 13, 2002

10.38              Exclusive Marketing Agreement, by and among Osteotech, Inc., LifeNet, DePuy             E-13
                   Orthopaedics, Inc. and DePuy Acromed, Inc. dated December 13, 2002

10.39              Letter Amendment to Agreement dated December 10, 1996, by and between the American      E-77
                   Red Cross and Osteotech, Inc. dated October 27, 2002

21.1               Subsidiaries of Registrant                                                              E-88

23.1               Consent of PricewaterhouseCoopers LLP                                                   E-89

99.1               Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of   E-90
                   the Sarbanes-Oxley Act of 2002

99.2               Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of   E-91
                   the Sarbanes-Oxley Act of 2002