Form 10-Q
period 2003-03-31
OSTEOTECH INC
filed 2003-05-13
CIK 874734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended March 31, 2003

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ________

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| or No |_|

The number of shares of the registrant's common stock, $.01 par value, outstanding as of May 7, 2003 was 17,045,629.

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                        OSTEOTECH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (dollars in thousands)

                                                                       March 31,      December 31,
                                                                         2003              2002
--------------------------------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                          $ 12,820          $ 10,040
     Short-term investments                                                1,966             3,948
     Accounts receivable, net of allowance of
          $1,189 in 2003 and $943 in 2002                                 14,172            11,545
     Deferred processing costs                                            17,930            15,433
     Inventories                                                           4,540             4,820
     Income tax receivable                                                 1,758             3,357
     Deferred tax assets                                                   5,784             5,784
     Prepaid expenses and other current assets                             1,710             1,023
                                                                        --------------------------
               Total current assets                                       60,680            55,950

Property, plant and equipment, net                                        51,997            53,535
Goodwill, net of accumulated amortization of $404 in 2003 and 2002         1,669             1,669
Other assets                                                               4,078             3,931
--------------------------------------------------------------------------------------------------
               Total assets                                             $118,424          $115,085
==================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable and accrued liabilities                           $ 14,296          $ 11,370
     Current maturities of long-term debt                                  2,661             2,661
                                                                        --------          --------
               Total current liabilities                                  16,957            14,031

Long-term debt                                                            15,257            15,922
Other liabilities                                                          1,407             1,637
--------------------------------------------------------------------------------------------------
               Total liabilities                                          33,621            31,590
--------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares
         authorized; no shares issued or outstanding
     Common stock, $.01 par value; 70,000,000 shares
         authorized; issued and outstanding 17,019,817
         shares in 2003 and 17,001,372 shares in 2002                        170               170
     Additional paid-in capital                                           63,482            63,368
     Accumulated other comprehensive loss                                    103                78
     Retained earnings                                                    21,048            19,879
--------------------------------------------------------------------------------------------------
               Total stockholders' equity                                 84,803            83,495
--------------------------------------------------------------------------------------------------
               Total liabilities and stockholders' equity               $118,424          $115,085
==================================================================================================

See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                 (dollars in thousands, except per share data)

Three Months Ended March 31,                                       2003               2002
------------------------------------------------------------------------------------------
Net revenues:
      Service                                              $     21,322       $     20,586
      Product                                                     1,157              1,499
                                                           ------------       ------------
                                                                 22,479             22,085

Cost of services                                                  8,746              8,139
Cost of products                                                  1,061                881
                                                           ------------       ------------
                                                                  9,807              9,020
                                                           ------------       ------------

Gross profit                                                     12,672             13,065

Marketing, selling, general and administrative                    9,332             11,229
Research and development                                            990                903
                                                           ------------       ------------
                                                                 10,322             12,132
                                                           ------------       ------------

Operating income                                                  2,350                933

Interest expense, net                                              (295)              (258)
                                                           ------------       ------------

Income from continuing operations before income taxes             2,055                675

Income tax provision                                                886                296
                                                           ------------       ------------

Income from continuing operations                                 1,169                379
Income from discontinued operations                                                      7
------------------------------------------------------------------------------------------
Net income                                                 $      1,169       $        386
==========================================================================================
Earnings per share:
     Basic:
        Income from continuing operations                  $        .07       $        .03
        Discontinued operations
                                                           ------------       ------------
        Net income                                         $        .07       $        .03
                                                           ============       ============
     Diluted:
        Income from continuing operations                  $        .07       $        .03
        Discontinued operations
                                                           ------------       ------------
        Net income                                         $        .07       $        .03
                                                           ============       ============

Shares used in computing earnings per share:
     Basic                                                   17,002,455         14,099,267
     Diluted                                                 17,279,283         14,447,407

See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)

Three Months Ended March 31,                                                2003          2002
----------------------------------------------------------------------------------------------
Cash Flow From Operating Activities
    Net income                                                          $  1,169       $   386
    Adjustments to reconcile income
           to net cash provided by operating activities:
                 Depreciation and amortization                             2,150         1,594
                 Changes in current assets and liabilities:
                         Accounts receivable                              (2,660)       (3,849)
                         Deferred processing costs                        (2,477)          752
                         Inventories                                         291           256
                         Prepaid expenses and other current assets         1,012          (290)
                         Accounts payable and other liabilities            2,544         2,110
----------------------------------------------------------------------------------------------
Net cash provided by operating activities                                  2,029           959

Cash Flow From Investing Activities
    Capital expenditures                                                    (475)       (2,512)
    Proceeds from sale of investments                                      1,982
    Other, net                                                              (275)           39
----------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                        1,232        (2,473)

Cash Flow From Financing Activities
    Proceeds from issuance of common stock                                   114           107
    Principal payments on long-term debt                                    (665)         (634)
----------------------------------------------------------------------------------------------
Net cash used in financing activities                                       (551)         (527)

Effect of exchange rate changes on cash                                       70             5
----------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                       2,780        (2,036)
Cash and cash equivalents at beginning of period                          10,040         5,192
----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                              $ 12,820       $ 3,156
==============================================================================================

Supplementary cash flow data:
    Cash paid during the period for interest                            $    260       $   267
    Cash paid (refunded) during the period for taxes                      (1,658)           80

  See accompanying notes to condensed consolidated financial statements

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

1.    Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) considered necessary by management to present fairly the consolidated financial position as of March 31, 2003 and the consolidated results of operations and the consolidated cash flows for the three months ended March 31, 2003 and 2002. The results of operations and cash flows for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The December 31, 2002 financial information has been derived from the audited financial statements for the year ended December 31, 2002. The condensed consolidated financial statement should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002, which were included as part of Osteotech, Inc.'s (the "Company") Annual Report on Form 10-K.

2.    Goodwill and Other Intangible Assets

      In January, 2002, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets", and accordingly, no longer amortizes goodwill. In accordance with the provisions of SFAS No. 142, the Company completed an evaluation of the carrying value of its goodwill as of January 1, 2003 and determined that there was no impact on the Company's consolidated financial statements as a result of such evaluation.

      The Company's other intangibles, which principally represent patents, patent applications and licenses, have carrying values of $2,310,000 and $2,105,000 as of March 31, 2003 and December 31, 2002, respectively, and are being amortized over their estimated useful lives ranging from five to ten years.

3.    Stock Options

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

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

3.    Stock Options (continued)

                                                                                   Three Months Ended
                                                                                         March 31,
                                                                                --------------------------
        (in thousands except per share data)                                       2003           2002
        --------------------------------------------------------------------------------------------------
         Net income
             As reported:
                   Income from continuing operations                            $    1,169      $      379
                   Discontinued operations                                                               7
                                                                                --------------------------
                   Net income                                                   $    1,169      $      386
                                                                                ==========================
             Impact on income from continuing
                 operations and net income related
                 to stock-based employee compensation expense, net of tax       $      192      $       68
                                                                                ==========================
             Pro forma:
                   Income from continuing operations                            $      977      $      311
                   Discontinued operations                                                               7
                                                                                --------------------------
                   Net income                                                   $      977      $      318
                                                                                ==========================
         Net income per share
             As reported
                Basic:
                   Income from continuing operations                            $      .07      $      .03
                   Discontinued operations
                                                                                --------------------------
                   Net income                                                   $      .07      $      .03
                                                                                ==========================
                Diluted:
                   Income from continuing operations                            $      .07      $      .03
                   Discontinued operations
                                                                                --------------------------
                   Net income                                                   $      .07      $      .03
                                                                                ==========================
             Pro forma
                Basic:
                   Income from continuing operations                            $      .06      $      .02
                   Discontinued operations
                                                                                --------------------------
                   Net income                                                   $      .06      $      .02
                                                                                ==========================
                Diluted:
                   Income from continuing operations                            $      .06      $      .02
                   Discontinued operations
                                                                                --------------------------
                   Net income                                                   $      .06      $      .02
         =================================================================================================

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

3.    Stock Options (continued)

      The fair value for the option grants was estimated at the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                   2003                2002
             -----------------------------------------------------------------
             Expected life (years)                     5                    5
             Risk free interest rate                2.96%                3.33%
             Volatility factor                     80.00%               80.00%
             Dividend yield                         0.00%                0.00%
             -----------------------------------------------------------------

4.    Discontinued Operations

      On July 10, 2002, the Company completed the sale of the business and substantially all of the assets, including the assumption of certain liabilities, of its operations located in Leiden, The Netherlands for $1,000,000 in cash and a non-interest bearing note with a face value of $1,500,000, which the Company discounted based on the acquirer's incremental borrowing rate of 5.75%. The note is payable in increasing amounts on a quarterly basis beginning in March, 2003 through December, 2006. The Company received the first scheduled payment due under the note in March, 2003. The Company has retained a security interest in all assets transferred to the acquirer and received a second mortgage on the land and building the acquirer will occupy to collateralize the note. For matters arising subsequent to the date of closing, the Company has no on-going financial or operational responsibilities with respect to the acquirer.

      These operations represented the Company's ceramic and titanium plasma spray coating services and products, which were previously reflected in the Company's other segment. The Company recorded a loss of $291,000 on the sale of this business in the second quarter of 2002 to reduce the carrying value of the assets and liabilities to be sold to fair value. Revenues and net income for these operations were $495,000 and $7,000, respectively, in the first quarter of 2002. The financial results of these operations prior to the sale are reflected in the statements of operations as discontinued operations and all prior periods have been reclassified to conform to this presentation.

5.    Deferred Processing Costs

      Deferred processing costs consist of the following:

       (in thousands)                                                March 31, 2003    December 31, 2002
       -------------------------------------------------------------------------------------------------
       Donor tissue to be processed and distributed by the
         Company                                                         $ 3,182            $ 2,411
       Tissue in process                                                   6,189              5,043
       Processed implantable donor tissue to be distributed
          by the Company                                                   6,966              6,234
       Processed implantable donor tissue held for clients                 1,593              1,745
       -------------------------------------------------------------------------------------------------
                                                                         $17,930            $15,433
       =================================================================================================

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

6.    Inventories

      Inventories consist of the following:

      (in thousands)              March 31, 2003        December 31, 2002
      -------------------------------------------------------------------
      Supplies                       $    238                 $   223
      Raw materials                       723                     678
      Finished goods                    3,579                   3,919
      -------------------------------------------------------------------
                                     $  4,540                 $ 4,820
      ===================================================================

7.    Debt and Financing Arrangements

      In June, 2002, the Company obtained an automatically declining irrevocable standby letter of credit to support the $1,900,000 ($1,029,000 as of March 31, 2003) due to Medtronic Sofamor Danek, Inc. pursuant to the settlement agreement. The commitment under the standby letter of credit is $1,900,000, but such commitment decreases over time based on a predetermined schedule concurrent with the Company's monthly payments under the settlement. As of March 31, 2003, the standby letter of credit has been reduced to $1,155,000. The amount committed under the standby letter of credit reduces the Company's availability under its $5,000,000 revolving line of credit. As of March 31, 2003, no amounts were outstanding under the revolving line of credit and $3,845,000 was available.

8.    Commitments and Contingencies

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

      In October, 2002, because of a higher than normal level of complaints, the Company temporarily suspended the sale and distribution of Affirm(TM) Anterior Cervical Plating System ("Affirm(TM)"). Due to the continuing uncertainty surrounding the re-introduction of Affirm(TM) into the market, the Company does not expect to purchase sufficient inventory to meet the purchase commitment. Accordingly, the Company recorded a provision of $1,079,000 in the fourth quarter of 2002 for the penalty that will be due for the expected shortfall under the purchase commitment.

      Litigation

      The following is a description of material developments that occurred during the three months ended March 31, 2003 and since the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Additionally, the Company is party to other litigation incidental to its business, none of which, individually or in the aggregate, are expected to have a material adverse effect on the Company.

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

8.    Commitments and Contingencies (continued)

      GenSci Regeneration Laboratories, Inc. v. Osteotech, Inc.; Osteotech, Inc.
      v. GenSci Regeneration Sciences, Inc.

      In January, 1998, the Company filed a patent infringement action against GenSci Regeneration Laboratories, Inc. and GenSci Regeneration Sciences, Inc. (collectively, "GenSci") alleging that GenSci violated claims of one of the patents involving the Company's Grafton(R) Demineralized Bone Matrix (DBM) process. In December 2001, as a result of a trial commenced in the United States District Court for the Central District of California, the Company was awarded damages in the amount of $17,533,634 for GenSci's infringement of the Company's patents. This damage award was reduced by the $3.0 million previously paid by DePuy in 1999 and 2000 in settlement of the Company's claims against DePuy in this lawsuit. The Company has not recognized any portion of the net award of $14,533,634 in its financial statements. On December 21, 2001, GenSci filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.

      On April 21, 2003, the Company announced that it has reached an agreement in principle with GenSci to settle the Company's claim against GenSci arising out of the patent lawsuit. The settlement, which requires approval and confirmation of the GenSci Plan of Reorganization by the bankruptcy court, is for an aggregate of $7.5 million. Among other things, the settlement requires GenSci to pay the Company $1.0 million upon approval of the settlement by the bankruptcy court and to pay the balance of $6.5 million in 20 equal quarterly payments of $325,000 plus interest at the federal judgment rate as measured at the end of each quarter up to a maximum of 3% per annum. The settlement is further contingent upon GenSci's ability to provide the Company an irrevocable letter of credit, or such other form of security acceptable to the Company, in the amount of $5.0 million and a security interest in its assets to secure the remaining balance of $1.5 million, which will be subordinated only to financing, if any, that GenSci may receive from a bank or other institutional lender.

      The settlement is also contingent upon the Company's verification of GenSci's claim that its new products do not infringe any claims of the Company's patents. If the Company is able to verify GenSci's claim, it will issue a covenant to GenSci not to sue it for infringing any of the Company's existing patents so long as they do not change the formulation of their new products, in the future, in a manner that will then result in those products, or any future new products, infringing the Company's patents. Additionally, the Company and GenSci have agreed to dismiss all other litigation that is currently pending between them.

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

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

8.    Commitments and Contingencies (continued)

      On April 8, 2003, the Company filed a Motion for Summary Judgment seeking dismissal of plaintiff's claims with prejudice. On this same date, the Company also moved for expedited hearing of its Motion for Summary Judgment. On April 11, 2003, the Court granted the Company's motion for expedited hearing and ordered that the Company's Motion for Summary Judgment be considered on an expedited basis.

      The Company maintains a general liability insurance policy and has notified the insurance company of this action. The insurance company has agreed to defend this action.

      Regner v. Inland Eye & Tissue Bank of Redlands; Thacker v. Inland Eye & Tissue Bank of Redlands; Savitt v. Doheny Eye and Tissue Bank; Sorrels, Decker and Blake v. Inland Eye & Tissue Bank, et al.

      The Company is a defendant with several other defendants in four actions pending in the Superior Court for the State of California, Los Angeles County. One of the suits seeks class action status and initially alleged causes of action based on a violation of the California Business and Professional Code Section 17200, as well as a number of common law causes of action, including negligence, deceit, and intentional and negligent infliction of emotional distress. Through dismissals, either by the Court or voluntarily by plaintiffs, only the California Business and Professional Code claims, which are based on the allegation that defendants are engaging in the activity of buying or selling organs or tissue for valuable consideration or profit, and certain negligence claims remain with respect to the actions. It appears that plaintiffs are seeking class action status and injunctive relief and "restitution" with respect to their California Business and Professional Code claims. In the Regner case, plaintiffs have now filed their motion to certify the class, and the opposition to the motion is due on May 17, 2003. In March, 2003, the Company was served with the complaint in the Sorrels, Decker and Blake v. Inland Eye & Tissue Bank, et al action. This action purports to be a class action and alleges violation of Section 17200 and negligence against the Company.

      The Company believes that the claims made against it in these actions are without merit and will continue to vigorously defend against such claims.

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

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

9.    Comprehensive Income

      Comprehensive income for the three months ended March 31, 2003 and 2002 was:

                                                                Three Months Ended
                                                                     March 31,
                                                          ----------------------------
      (dollars in thousands)                                     2003             2002
      --------------------------------------------------------------------------------
      Net income                                          $     1,169      $       386

      Currency translation adjustments                             25              (99)
      --------------------------------------------------------------------------------

      Comprehensive income                                $     1,194      $       287
      ================================================================================

10.   Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2003 and 2002:

                                                                Three Months Ended
                                                                     March 31,
                                                          ----------------------------
      (dollars in thousands except per share data)               2003             2002
      --------------------------------------------------------------------------------
      Income from continuing operations                   $     1,169      $       379
      Discontinued operations                                                        7
                                                          ----------------------------
      Net income available to common stockholders         $     1,169      $       386
                                                          ============================

      --------------------------------------------------------------------------------
      Denominator for basic earnings  per share,
          weighted average common shares outstanding       17,002,455       14,099,267
      Effect of dilutive securities, stock options            276,828          348,140
                                                          ----------------------------
      Denominator for diluted earnings per share           17,279,283       14,447,407
                                                          ============================

      --------------------------------------------------------------------------------
      Basic earnings per share:
          Income from continuing operations               $       .07      $       .03
          Discontinued operations
                                                          ----------------------------
          Net income                                      $       .07      $       .03
                                                          ============================

      --------------------------------------------------------------------------------
      Diluted earnings per share:
          Income from continuing operations               $       .07      $       .03
          Discontinued operations
                                                          ----------------------------
          Net income                                      $       .07      $       .03
                                                          ============================

      --------------------------------------------------------------------------------

      Weighted average shares issuable upon the exercise of stock options which were not included in the calculation of diluted earnings per share were 1,325,325 and 1,161,625 for the three months ended March 31, 2003 and 2002, respectively. Such shares were not included because they were antidilutive.

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

11.   Operating Segments

      Summarized in the table below is financial information for our reportable segments for the three months ended March 31, 2003 and 2002, after giving effect to the divestiture of the Company's operations in The Netherlands:

                                                          Three Months Ended
                                                               March 31,
                                                    ----------------------------
       (dollars in thousands)                              2003             2002
       -------------------------------------------------------------------------
       Revenues:
            Grafton(R) DBM Segment                  $    11,369     $    12,151
            Base Tissue Segment                           9,953           8,435
            Other                                         1,157           1,499
       -------------------------------------------------------------------------
            Consolidated                            $    22,479     $    22,085
       =========================================================================
       Operating income (loss):
             Grafton(R) DBM Segment                 $     3,265     $     1,665
            Base Tissue Segment                             158              77
            Other                                        (1,073)           (809)
       -------------------------------------------------------------------------
            Consolidated                            $     2,350     $       933
       =========================================================================

      Two of our clients, MTF and ARC, in the Grafton(R) DBM and Base Tissue Segments together accounted for 56% and 64% of consolidated net revenues during the three months ended March 31, 2003 and 2002, respectively.

12.   Reclassifications

      Certain prior year amounts within the financial statements have been reclassified to conform to the 2003 presentation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information contained herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Some of the matters set forth in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2002 constitute cautionary statements identifying factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Results of Operations

Critical Accounting Policies and Estimates

Critical accounting policies are those that involve subjective or complex judgments, often as a result of the need to make estimates. The following areas all require the use of judgments and estimates: product returns, bad debts, inventories including purchase commitments, deferred processing costs including rework reserves, property, plant and equipment, intangible assets, current and deferred income taxes, contingencies and litigation. Estimates in each of these areas are based on historical experience and various assumptions that we believe are appropriate. Actual results may differ from these estimates. Our accounting practices are discussed in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of "Notes to Consolidated Financial Statements" in our Annual Report on Form 10-K for the year ended December 31, 2002.

Income from Continuing Operations

Consolidated income from continuing operations was $1,169,000 or $.07 diluted earnings per share for the three months ended March 31, 2003 compared to consolidated income from continuing operations of $379,000 or $.03 diluted earnings per share in the same period in 2002. The improvement in consolidated income from continuing operations between 2003 and 2002 was primarily due to a decline in operating expenses, which resulted from a decline in legal fees and the cessation of our funding of the American Tissue Service Foundation in first quarter 2002.

Discontinued Operations

On July 10, 2002, we completed the sale of the business and substantially all of the assets, including the assumption of certain liabilities, of our operations in Leiden, The Netherlands for $1,000,000 in cash and a non-interest bearing note with a face value of $1,500,000. These operations represented our ceramic and titanium plasma spray coating services and products. We recognized a loss on the sale of this business of $291,000 in the second quarter of 2002. Revenues and net income from these operations were $495,000 and $7,000, respectively, for the three months ended March 31, 2002.

Net Income

Consolidated net income in the first quarter of 2003 was $1,169,000 or $.07 diluted net income per share compared to consolidated net income of $386,000 or $.03 diluted net income per share in the first quarter of 2002.

The following is a discussion of factors affecting results of continuing operations after giving effect to the divestiture of the operations of our subsidiary in The Netherlands for the three months ended March 31, 2003 and 2002.

Net Revenues

Consolidated net revenues increased 2% to $22,479,000 in the first quarter of 2003 compared to consolidated revenues of $22,085,000 in the corresponding period in 2002. Domestic net revenues of $20,691,000 in the first quarter of 2003 declined slightly from first quarter 2002 domestic net revenues of $20,887,000. The decline in domestic revenues was due primarily to the decline in unit sales volume in Grafton(R) DBM and lower sales of metal spinal implants, mostly offset by increased base tissue processing fees, increased unit sales volume in bio-implants and the impact of our January 1, 2003 price increases. Foreign-based revenues increased 49% to $1,788,000 in the first quarter of 2003 from $1,198,000 in the same period in 2002. The increase in foreign-based revenues was primarily a result of increased unit sales volume in Grafton(R) DBM, increased base tissue processing fees and increased unit sales volume in OsteoPure(TM) Femoral Head processing, partially offset by a decline in bovine unit sales volume.

Grafton(R) Demineralized Bone Matrix ("DBM") Segment, or Grafton(R) DBM Segment, revenues declined 6% to $11,369,000 in the first quarter of 2003 from revenues of $12,151,000 in the same period in 2002. Domestic Grafton(R) DBM Segment revenues declined 10% to $10,363,000 in first quarter 2003 from revenues of $11,527,000 in first quarter 2002, primarily as a result of a decline in Grafton(R) DBM unit sales volume due to a combination of continuing strong competition and the need to regain sales force momentum as a result of the fourth quarter 2002 temporary suspension of Base Tissue Segment processing operations, partially offset by the effects of the January 1, 2003 price increase. Foreign-based Grafton(R) DBM revenues increased 61% to $1,006,000 in the first quarter of 2003 from revenues of $624,000 in the same period in the prior year, primarily as a result of increased unit sales volume and the effects of the January 1, 2003 price increases.

Base Allograft Tissue Segment, or Base Tissue Segment, revenues increased 18% to $9,953,000 in the first quarter of 2003 from $8,435,000 in the corresponding period in 2002. The increase is principally the result of a 27% increase in base tissue processing fees as a result of a 12% increase in the number of donors processed for our clients and the direct distribution of Osteotech labeled base allograft tissue, a 10% increase in bio-implant revenues as a result of increased unit sales volume and the impact of our January 1, 2003 price increases. As part of the settlement of a lawsuit in second quarter 2002, we removed our bio-d(R) Threaded Cortical Bone Dowel, or bio-d(R), from the market in January, 2003. First quarter 2003 and 2002 revenues include revenues from the bio-d(R) of $34,000 and $616,000, respectively.

Revenue from other product lines declined 23% in the first quarter of 2003 to $1,157,000 from $1,499,000 in the same period in 2002. Metal spinal implant system revenues declined 28%, principally as a result of our suspension of the sale and distribution of Affirm(TM) Anterior Cervical Plating System in October, 2002 due to a higher than normal level of complaints. Bovine tissue product revenues declined 19% in the three months ended March 31, 2003 compared to the corresponding period in 2002, primarily as a result lower unit sales volume.

Two of our clients in the Grafton(R) DBM and Base Tissue Segments, the Musculoskeletal Transplant Foundation, or MTF, and the American Red Cross, or ARC, each accounted for 28% of consolidated net revenues during the three months ended March 31, 2003, respectively. In the three months ended March 31, 2002, MTF and ARC accounted for 33% and 31%, respectively, of consolidated net revenues. We have processing agreements with each of these clients. The MTF agreement expires in December, 2008 and the ARC agreement expires in December, 2006.

Gross Profit

Consolidated gross profit as a percentage of consolidated net revenues was 56% in the first quarter of 2003 compared to 59% in the first quarter of 2002. The decline in gross profit margin in 2003 was primarily the result of higher operating costs, including depreciation, associated with the opening of our new allograft tissue processing facility in June, 2002 and the underabsorption of costs in certain product lines that do not have sufficient revenue volume to offset its related fixed costs.

Marketing, Selling, General and Administrative Expenses

Consolidated marketing, selling, general and administrative expenses decreased 17% in first quarter 2003 to $9,332,000 from $11,229,000 in the corresponding period in 2002. The decreases in marketing, selling, general and administrative expenses relates mainly to decreased legal fees as a result of the settlement of a number of our lawsuits in 2002 and the cessation of our funding of the American Tissue Services Foundation, partially offset by increased costs for insurance coverage as a result of the tightening of the insurance markets.

Research and Development Expenses

Consolidated research and development expenses increased 10% in the first quarter of 2003 to $990,000 from $903,000 in the same period in 2002. The increase is primarily related to the development of several new Grafton(R) DBM and bio-implant tissue forms, which we expect to launch in the first half of 2003, costs associated with addressing the technical and scientific requirements necessary to rework allograft tissue subject to our 2002 tissue quarantine, which resulted from our temporary suspension of Base Tissue Segment processing, and costs associated with our continued development of our Plexus(TM) Technology.

Operating Income

Consolidated operating income increased $1,417,000 to $2,350,000 in the first quarter of 2003 from $933,000 in the first quarter of 2002. Grafton(R) DBM Segment operating income increased 96% to $3,265,000 in the three months ended March 31, 2003 from $1,665,000 in the same period in 2002. The increase results principally from improved gross profit margins in this segment, decreased legal fees and lower marketing and selling costs. Base Tissue Segment operating income was $158,000 in the first quarter of 2003 compared to operating income of $77,000 in the corresponding period in 2002. The increase resulted primarily from increased revenues in this segment and lower legal fees, substantially offset by a decline in gross profit margins, increased costs for marketing, selling and promotional activities and increased costs for research and development. Operating losses associated with other revenues were $1,073,000 and $809,000 in the first quarter of 2003 and 2002, respectively. The operating loss, which is generated substantially from our metal spinal implant product line, results primarily from the underabsorption of costs for which there is not sufficient revenue volume to offset the infrastructure established to support the product line and the increased costs associated with marketing, selling and promotional activities.

Income Tax Provision

The effective income tax rate for the three months ended March 31, 2003 and 2002 was 43% and 44%, respectively, which exceeded the United States statutory rate principally due to state income taxes and non-recognition of tax benefits related to foreign losses.

Liquidity and Capital Resources

At March 31, 2003 we had cash, cash equivalents and short-term investments of $14,786,000 compared to $13,988,000 at December 31, 2002. We invest excess cash in U.S. Government-backed securities and investment grade commercial paper of major U.S. corporations. The increase in cash, cash equivalents and short-term investments was primarily due to the improvement in operating results and the receipt of a Federal income tax refund, partially offset by continued investments in our business. Working capital increased $1,804,000 to $43,723,000 at March 31, 2003 compared to $41,919,000 at December 31, 2002. The increase in working capital resulted primarily from an increase in accounts receivables from clients and customers as a result of the 21% increase in first quarter 2003 revenues as compared to fourth quarter 2002 revenues and additional investments in deferred processing costs as we rebuild our allograft tissue inventories, partially offset by an increase in accounts payable and accrued expenses.

Net cash provided by operating activities was $2,029,000 and $959,000 in the three months ended March 31, 2003 and 2002, respectively. The increase resulted primarily from improved profitability compared to the prior year, increased non-cash charges, principally depreciation and amortization, an increase in accounts payable and accrued expenses and the receipt of a Federal income tax refund, partially offset by an increase in accounts receivables from clients and customers as a result of the 21% increase in first quarter 2003 revenues as compared to fourth quarter 2002 revenues and additional investments in deferred processing costs resulting from our efforts to rebuild our allograft tissue inventories.

Cash provided by investing activities was $1,232,000 in the three months ended March 31, 2003 compared to cash used in investing activities of $2,473,000 in the three months ended March 31, 2002. Cash provided by investing activities in first quarter 2003 was primarily generated from the sale of short-term investments of $1,932,000, partially offset by capital expenditures of $475,000. Cash used in investing activities in first quarter 2002 was principally the result of capital expenditures of $2,512,000.

Net cash used in financing activities was $551,000 and $527,000 in the three months ended March 31, 2003 and 2002, respectively, and results primarily from principal payments on long-term debt, partially offset by proceeds from the sale of common stock under our employee stock purchase plan and from the exercise of stock options.

We have a Credit Facility with a U.S. bank that includes: a $5,000,000 revolving line of credit, a building mortgage loan and an equipment term loan. At March 31, 2003, there were no borrowings under the revolving line of credit, $4,156,000 was outstanding under the building mortgage loan and $13,762,000 was outstanding under the equipment term loan. In support of the amounts due under the settlement of certain patent litigation, we provided an automatically declining irrevocable standby letter of credit in an original amount of $1,900,000. As of March 31, 2003, the standby letter of credit has been reduced to $1,233,000. Amounts committed under this standby letter of credit decrease over time based on a predetermined schedule concurrent with our monthly payments under the settlement and reduce the amounts available under the revolving line of credit. As of March 31, 2003, no amounts were outstanding under the revolving line of credit and $3,767,000 was available.

As of March 31, 2003, there were no material changes in our contractual obligations or long-term debt from that disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources" in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

Litigation

Osteotech, Inc. is involved in various legal proceedings involving product liability and patent infringement claims. For a discussion of these matters see,
Note 8 of "Notes to Condensed Consolidated Financial Statements" included elsewhere herein and PART II. ITEM 1. LEGAL PROCEEDINGS, and our Annual Report on Form 10-K for the year ended December 31, 2002. It is possible that our results of operations or liquidity and capital resources could be adversely affected by the ultimate outcome of pending litigation or as a result of the costs of contesting such lawsuits.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see Item 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, in our Annual Report on Form 10-K for the year ended December 31, 2002. There have been no significant changes in our market risk exposures from the fiscal 2002 year-end.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following is a description of material developments that occurred during the quarter ended March 31, 2003 in lawsuits reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Additionally, we are a party to other litigation incidental to our business, none of which, individually or in the aggregate, are expected to have a material adverse effect.

GenSci Regeneration Laboratories, Inc. v. Osteotech, Inc.; Osteotech, Inc. v. GenSci Regeneration Sciences, Inc.

In January, 1998, we filed a patent infringement action against GenSci Regeneration Laboratories, Inc. and GenSci Regeneration Sciences, Inc. (collectively, "GenSci") alleging that GenSci violated claims of one of the patents involving our Grafton(R) Demineralized Bone Matrix (DBM) process. In December 2001, as a result of a trial commenced in the United States District Court for the Central District of California, we were awarded damages in the amount of $17,533,634 for GenSci's infringement of our patents. This damage award was reduced by the $3.0 million previously paid by DePuy in 1999 and 2000 in settlement of our claims against DePuy in this lawsuit. We have not recognized any portion of the net award of $14,533,634 in our financial statements. On December 21, 2001, GenSci filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.

On April 21, 2003, we announced that we have reached an agreement in principle with GenSci to settle our claim against GenSci arising out of the patent lawsuit. The settlement, which requires approval and confirmation of the GenSci Plan of Reorganization by the bankruptcy court, is for an aggregate of $7.5 million. Among other things, the settlement requires GenSci to pay us $1.0 million upon approval of the settlement by the bankruptcy court and to pay the balance of $6.5 million in 20 equal quarterly payments of $325,000 plus interest at the federal judgment rate as measured at the end of each quarter up to a maximum of 3% per annum. The settlement is further contingent upon GenSci's ability to provide us an irrevocable letter of credit, or such other form of security acceptable to us, in the amount of $5.0 million and a security interest in its assets to secure the remaining balance of $1.5 million, which will be subordinated only to financing, if any, that GenSci may receive from a bank or other institutional lender.

The settlement is also contingent upon our verification of GenSci's claim that its new products do not infringe any claims of our patents. If we are able to verify GenSci's claim, we will issue a covenant to GenSci not to sue it for infringing any of our existing patents so long as they do not change the formulation of their new products, in the future, in a manner that will then result in those products, or any future new products, infringing our patents. Additionally, the parties have agreed to dismiss all other litigation that is currently pending between them.

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

On April 8, 2003, we filed a Motion for Summary Judgment seeking dismissal of plaintiff's claims with prejudice. On this same date, we also moved for expedited hearing of our Motion for Summary Judgment. On April 11, 2003, the Court granted our motion for expedited hearing and ordered that our Motion for Summary Judgment be considered on an expedited basis.

We maintain a general liability insurance policy and have notified the insurance company of this action. The insurance company has agreed to defend this action.

Regner v. Inland Eye & Tissue Bank of Redlands; Thacker v. Inland Eye & Tissue Bank of Redlands; Savitt v. Doheny Eye and Tissue Bank; Sorrels, Decker and Blake v. Inland Eye & Tissue Bank, et al.

We are a defendant with several other defendants in four actions pending in the Superior Court for the State of California, Los Angeles County. One of the suits seeks class action status and initially alleged causes of action based on a violation of the California Business and Professional Code Section 17200, as well as a number of common law causes of action, including negligence, deceit, and intentional and negligent infliction of emotional distress. Through dismissals, either by the Court or voluntarily by plaintiffs, only the California Business and Professional Code claims, which are based on the allegation that defendants are engaging in the activity of buying or selling organs or tissue for valuable consideration or profit, and certain negligence claims remain with respect to the actions. It appears that plaintiffs are seeking class action status and injunctive relief and "restitution" with respect to their California Business and Professional Code claims. In the Regner case, plaintiffs have now filed their motion to certify the class, and the opposition to the motion is due on May 17, 2003. In March, 2003, we were served with the complaint in the Sorrels, Decker and Blake v. Inland Eye & Tissue Bank, et al action. This action purports to be a class action and alleges violation of
Section 17200 and negligence against us.

We believe that the claims made against us in these actions are without merit and will continue to vigorously defend against such claims.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits (numbered in accordance with Item 601 of Regulation S-K)

      Exhibit                                                                    Page
      Number          Description                                               Number
      ------          -----------                                               ------
         3.1          Restated Certificate of Incorporation of                      ^
                      Osteotech, as amended

         3.2          Third Amended and Restated Bylaws of Osteotech                ^

         3.4          Certificate of Retirement and Prohibition of                 ^^
                      Reissuance of Shares of Osteotech, Inc., dated
                      April 4, 2002

         4.1          Rights Agreement dated as of February 1, 1996                 ^
                      between Osteotech, Inc. and Registrar and
                      Transfer Co., as amended

         10.40 Second Allonge to Agreement of Amendment to Loan and Security Agreement, Mortgage, Assignment of
                      Leases and Other Documents by and among Fleet
                      National Bank, Osteotech, Inc., CAM Implants,
                      Inc., Osteotech, B.V., H.C. Implants, B.V.,
                      Osteotech Implants, B.V., Osteotech/CAM
                      Services, B.V., Osteotech, S.A. and OST
                      Developpement, S.A. dated March 27, 2003.

         99.1         Certification Pursuant to 18 U.S.C. Section                   *
                      1350, as Adopted Pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002

         99.2         Certification Pursuant to 18 U.S.C. Section                   *
                      1350, as Adopted Pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002

*     Filed herewith.

^ Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference thereto.

^^ Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference thereto.

(b)   Reports on Form 8-K

      On March, 4, 2003, we filed with the Commission a Current Report on Form 8-K to announce that we had reported our fourth quarter and year-end operating results.

      On February 3, 2003, we filed with the Commission a Current Report on Form 8-K to announce that we had entered into a three-year agreement with SpineVision, SA and SpineVision, Inc. (collectively, "SpineVision") to exclusively market and distribute in the United States and Puerto Rico SpineVision's Plus(TM) Pivot Link Universal System, C3(TM) Anterior Cervical Plating System and Uni-Thread(TM) Universal Thread Spinal System.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2003                        Osteotech, Inc.
                                          -----------------------------------
                                          (Registrant)


Date: May 12, 2003                    By: /S/Richard W. Bauer
                                          -----------------------------------
                                          Richard W. Bauer
                                          President, Chief Executive Officer
                                          (Principal Executive Officer)


Date: May 12, 2003                    By: /S/Michael J. Jeffries
                                          -----------------------------------
                                          Michael J. Jeffries
                                          Executive Vice President,
                                          Chief Financial Officer
                                          (Principal Financial Officer and
                                          Chief Accounting Officer)

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

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


      May 12, 2003                          /S/Richard W. Bauer
                                            -----------------------------------
                                            Richard W. Bauer
                                            President, Chief Executive Officer
                                            (Principal Executive Officer)

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

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


      May 12, 2003                         /S/Michael J. Jeffries
                                           ---------------------------------
                                           Michael J. Jeffries
                                           Executive Vice President,
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                           Chief Accounting Officer)