Form 10-Q
period 2003-06-30
OSTEOTECH INC
filed 2003-08-14
CIK 874734

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

      |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended June 30, 2003

                                       or

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

      The number of shares of the registrant's common stock, $.01 par value, outstanding as of August 11, 2003 was 17,091,733.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                        OSTEOTECH, INC. AND Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (dollars in thousands)

                                                                       June 30,     December 31,
                                                                         2003           2002
------------------------------------------------------------------   ------------   ------------
ASSETS
------------------------------------------------------------------   ------------   ------------
Current assets:
     Cash and cash equivalents                                       $     12,851   $     10,040
     Short-term investments                                                 1,966          3,948
     Accounts receivable, net of allowance of
          $1,695 in 2003 and $943 in 2002                                  16,988         11,545
     Deferred processing costs                                             22,936         15,433
     Inventories                                                            4,464          4,820
     Income tax receivable                                                  1,758          3,357
     Deferred tax assets                                                    5,784          5,784
     Prepaid expenses and other current assets                              1,223          1,023
                                                                     ------------   ------------
               Total current assets                                        67,970         55,950

Property, plant and equipment, net                                         50,535         53,535
Goodwill, net of accumulated amortization of $404 in 2003 and 2002          1,669          1,669
Other assets                                                                4,051          3,931
------------------------------------------------------------------   ------------   ------------
               Total assets                                          $    124,225   $    115,085
==================================================================   ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------   ------------   ------------
Current liabilities:
     Accounts payable and accrued liabilities                        $     17,502   $     11,370
     Current maturities of long-term debt                                   2,661          2,661
                                                                     ------------   ------------
               Total current liabilities                                   20,163         14,031

Long-term debt                                                             14,592         15,922
Other liabilities                                                           1,333          1,637
------------------------------------------------------------------   ------------   ------------
               Total liabilities                                           36,088         31,590
------------------------------------------------------------------   ------------   ------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares
         Authorized; no shares issued or outstanding
     Common stock, $.01 par value; 70,000,000 shares
         Authorized; issued and outstanding 17,070,358
         shares in 2003 and 17,001,372 shares in 2002                         171            170
     Additional paid-in capital                                            63,771         63,368
     Accumulated other comprehensive income                                   435             78
     Retained earnings                                                     23,760         19,879
------------------------------------------------------------------   ------------   ------------
               Total stockholders' equity                                  88,137         83,495
------------------------------------------------------------------   ------------   ------------
               Total liabilities and stockholders' equity            $    124,225   $    115,085
==================================================================   ============   ============

See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                  (dollars in thousands, except per share data)

                                                         Three Months                     Six Months
                                                        Ended June 30,                  Ended June 30,
                                                 ----------------------------    ----------------------------
                                                     2003            2002            2003            2002
----------------------------------------------   ------------    ------------    ------------    ------------
Net revenues:
  Service                                        $     23,222    $     21,102    $     44,544    $     41,688
  Product                                               1,570           1,907           2,727           3,406
                                                 ------------    ------------    ------------    ------------
                                                       24,792          23,009          47,271          45,094

Cost of services                                        8,372           9,174          17,118          17,313
Cost of products                                        1,144           1,084           2,205           1,965
                                                 ------------    ------------    ------------    ------------
                                                        9,516          10,258          19,323          19,278
                                                 ------------    ------------    ------------    ------------

Gross profit                                           15,276          12,751          27,948          25,816

Marketing, selling, general and administrative          9,735          10,311          19,067          21,540
Research and development                                  935           1,085           1,925           1,988
                                                 ------------    ------------    ------------    ------------
                                                       10,670          11,396          20,992          23,528

Litigation settlement charge                                           (1,785)                         (1,785)
                                                 ------------    ------------    ------------    ------------

Operating income (loss)                                 4,606            (430)          6,956             503

Interest expense, net                                    (169)           (362)           (464)           (620)

Gain on sale of patents                                                   950                             950
                                                 ------------    ------------    ------------    ------------

Income from continuing operations
   before income taxes                                  4,437             158           6,492             833
Income tax provision (benefit)                          1,725             (76)          2,611             220
                                                 ------------    ------------    ------------    ------------

Income from continuing operations                       2,712             234           3,881             613
Income from discontinued operations,
   net of loss on disposal of $291 in 2002                                 86                              93
----------------------------------------------   ------------    ------------    ------------    ------------
Net income                                       $      2,712    $        320    $      3,881    $        706
==============================================   ============    ============    ============    ============
Earnings per share:
     Basic:
        Income from continuing operations        $        .16    $        .01    $        .23    $        .04
        Discontinued operations                                           .01                             .01
                                                 ------------    ------------    ------------    ------------
        Net income                               $        .16    $        .02    $        .23    $        .05
                                                 ============    ============    ============    ============
     Diluted:
        Income from continuing operations        $        .15    $        .01    $        .22    $        .04
        Discontinued operations                                           .01                             .01
                                                 ------------    ------------    ------------    ------------
        Net income                               $        .15    $        .02    $        .22    $        .05
                                                 ============    ============    ============    ============
Shares used in computing earnings per share:
     Basic                                         17,037,302      15,521,088      17,025,760      14,818,770
     Diluted                                       17,736,448      15,864,341      17,468,168      15,200,592

See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)

Six Months Ended June 30,                                                       2003        2002
---------------------------------------------------------------------------   --------    --------
Cash Flow From Operating Activities
    Net income                                                                $  3,881    $    706
    Adjustments to reconcile income
           to net cash provided by (used in) operating activities:
                 Depreciation and amortization                                   4,272       3,544
                 Litigation settlement charge                                                1,785
                 Gain on sale of patents                                                      (950)
                 Changes in current assets and liabilities:
                         Accounts receivable                                    (5,294)       (799)
                         Deferred processing costs                              (7,436)     (2,082)
                         Inventories                                               496         (82)
                         Prepaid expenses and other current assets               1,555         201
                         Accounts payable and other liabilities                  5,611      (4,394)
---------------------------------------------------------------------------   --------    --------
Net cash provided by (used in) operating activities                              3,085      (2,071)

Cash Flow From Investing Activities
    Capital expenditures                                                          (991)     (3,472)
    Proceeds from sale of investments                                            1,982
    Proceeds from sale of patents                                                            1,000
    Other, net                                                                    (341)        160
---------------------------------------------------------------------------   --------    --------
Net cash provided by (used in) investing activities                                650      (2,312)

Cash Flow From Financing Activities
    Proceeds from issuance of common stock                                         404      16,065
    Principal payments on long-term debt                                        (1,331)     (1,299)
---------------------------------------------------------------------------   --------    --------
Net cash provided by (used in) financing activities                               (927)     14,766

Effect of exchange rate changes on cash                                              3         154
---------------------------------------------------------------------------   --------    --------

Net increase in cash and cash equivalents                                        2,811      10,537
Cash and cash equivalents at beginning of period                                10,040       5,192
---------------------------------------------------------------------------   --------    --------
Cash and cash equivalents at end of period                                    $ 12,851    $ 15,729
===========================================================================   ========    ========

Supplementary cash flow data:
    Cash paid during the period for interest, excluding amounts capitalized   $    506    $    623
    Cash paid (refunded) during the period for taxes                              (758)        287

See accompanying notes to condensed consolidated financial statements

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

1.    Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) considered necessary by management to present fairly the consolidated financial position as of June 30, 2003, the consolidated results of operations for the three-month and six-month periods ended June 30, 2003 and 2002 and the consolidated cash flows for the six-month periods ended June 30, 2003 and 2002. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The December 31, 2002 financial information has been derived from the audited financial statements for the year ended December 31, 2002. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which were included as part of Osteotech, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2002.

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

      The Company's other intangibles, which principally represents patents, patent applications and licenses, have carrying values of $2,344,000 and $2,105,000 as of June 30, 2003 and December 31, 2002, respectively, and are being amortized over their estimated useful lives ranging from five to ten years.

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

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

3.    Stock Options (continued)

                                                           Three Months Ended         Six Months Ended
                                                                June 30,                  June 30,
                                                        -----------------------   -----------------------
(in thousands, except per share data)                      2003         2002         2003         2002
-----------------------------------------------------   ----------   ----------   ----------   ----------
Net income
    As reported:
          Income from continuing operations             $    2,712   $      234   $    3,881   $      613
          Discontinued operations                                            86                        93
                                                        ----------   ----------   ----------   ----------
          Net income                                    $    2,712   $      320   $    3,881   $      706
                                                        ==========   ==========   ==========   ==========
    Impact on income from continuing
        operations and net income related
        to stock-based employee compensation
        expense, net of tax                             $      207   $       64   $      405   $      172
                                                        ==========   ==========   ==========   ==========
    Pro forma:
          Income from continuing operations             $    2,505   $      170   $    3,476   $      441
          Discontinued operations                                            86                        93
                                                        ----------   ----------   ----------   ----------
          Net income                                    $    2,505   $      256   $    3,476   $      534
                                                        ==========   ==========   ==========   ==========

Net income per share
    As reported
       Basic:
          Income from continuing operations             $      .16   $      .01   $      .23   $      .04
          Discontinued operations                                           .01                       .01
                                                        ----------   ----------   ----------   ----------
          Net income                                    $      .16   $      .02   $      .23   $      .05
                                                        ==========   ==========   ==========   ==========
       Diluted:
          Income from continuing operations             $      .15   $      .01   $      .22   $      .04
          Discontinued operations                                           .01                       .01
                                                        ----------   ----------   ----------   ----------
          Net income                                    $      .15   $      .02   $      .22   $      .05
                                                        ==========   ==========   ==========   ==========

    Pro forma
       Basic:
          Income from continuing operations             $      .15   $      .01   $      .20   $      .03
          Discontinued operations                                           .01                       .01
                                                        ----------   ----------   ----------   ----------
          Net income                                    $      .15   $      .02   $      .20   $      .04
                                                        ==========   ==========   ==========   ==========
       Diluted:
          Income from continuing operations             $      .14   $      .01   $      .20   $      .03
          Discontinued operations                                           .01                       .01
                                                        ----------   ----------   ----------   ----------
          Net income                                    $      .14   $      .02   $      .20   $      .04
=====================================================   ==========   ==========   ==========   ==========

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

3.    Stock Options (continued)

      The fair value for the option grants was estimated at the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

                                   Three Months Ended    Six Months Ended
                                        June 30,             June 30,
                                   ------------------    ----------------
                                     2003      2002      2003      2002
      --------------------------     -----    -----      -----    -----
      Expected life (years)           5        5          5        5
      Risk free interest rate         2.63%    3.33%      2.63%    3.33%
      Volatility factor              87.00%   80.00%     87.00%   80.00%
      Dividend yield                  0.00%    0.00%      0.00%    0.00%
      --------------------------     -----    -----      -----    -----

4.    Continuing Operations - 2002 Gains/Charges

      Sale of Patents

      In June, 1997, the Company entered into an exclusive worldwide License and Option Agreement for its proprietary PolyActive(TM) polymer biomaterials technology and patents (collectively, the "PolyActive technology") with IsoTis BV ("IsoTis"), The Netherlands. On April 8, 2002, the Company amended the License and Option Agreement to reset the option price for IsoTis to acquire the PolyActive technology to $1,000,000. In conjunction with the execution of the amendment, IsoTis elected to exercise its option to acquire the PolyActive technology. The Company recognized a pretax gain of $950,000 upon closing this transaction in May, 2002.

      Medtronic Settlement

      In July, 1999, Medtronic Sofamor Danek, Inc., Sofamor Danek L.P. and Sofamor Danek Holdings, Inc. (collectively, "Medtronic") sued the Company in the United States District Court for the Western District of Tennessee alleging that certain instruments and instrument sets relating to cortical bone dowel products, including the bio-d(R)threaded cortical bone dowel and endodowel, manufactured, sold and/or otherwise distributed by the Company infringe on certain claims of patents owned by Medtronic.

      In April, 2002, Medtronic and the Company settled this lawsuit. The Company agreed to pay an aggregate of $1,900,000 to Medtronic in 24 equal monthly installments, without interest, and supported by an irrevocable standby letter of credit. In addition, the Company agreed to cease the processing, marketing, distributing, advertising and promoting of the bio-d(R) threaded cortical bone dowel by January 31, 2003, with which the Company complied. (See Note 8 - "Debt and Financing Arrangements").

      The Company recorded a charge of $1,785,000 in the second quarter of 2002 representing the present value of the amounts due to Medtronic under this settlement. This charge is reflected as a litigation settlement charge in the consolidated statements of operations.

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

5.    Discontinued Operations

      Effective June 30, 2002, the Company sold the business and substantially all of the assets, including the assumption of certain liabilities, of its operations located in Leiden, The Netherlands for $1,000,000 in cash and a non-interest bearing note with a face value of $1,500,000, which the Company discounted based on the acquirer's incremental borrowing rate of 5.75%. The note is payable in increasing amounts on a quarterly basis beginning in March, 2003 through December, 2006. The Company has received the first two scheduled payments due under the note. The Company has retained a security interest in all assets transferred to the acquirer and received a second mortgage on the land and building the acquirer will occupy to collateralize the note. For matters arising subsequent to the date of closing, July 10, 2002, the Company has no on-going financial or operational responsibilities with respect to the acquirer.

      These operations represented the Company's ceramic and titanium plasma spray coating services and products, which were previously reflected in the Company's Other segment. The Company recorded a loss of $291,000 on the sale of this business in the second quarter of 2002 to reduce the carrying value of the assets and liabilities sold to fair value. Revenues and net income for these operations were $1,135,000 and $377,000, respectively, for the three months ended June 30, 2002 and $1,630,000 and $384,000, respectively, for the six months ended June 30, 2002. The financial results of these operations prior to the sale are reflected in the statements of operations as discontinued operations and all prior periods have been reclassified to conform to this presentation.

6.    Deferred Processing Costs

      Deferred processing costs consist of the following:

                                                            June 30,     December 31,
(in thousands)                                                2003           2002
-------------------------------------------------------   ------------   ------------
Donor tissue to be processed and distributed
   by the Company                                         $      4,810   $      2,411
Tissue in process                                                4,793          5,043
Processed implantable donor tissue to be distributed
   by the Company                                               11,510          6,234
Processed implantable donor tissue held for clients              1,823          1,745
-------------------------------------------------------   ------------   ------------
                                                          $     22,936   $     15,433
=======================================================   ============   ============

7.    Inventories

      Inventories consist of the following:

                                                            June 30,     December 31,
(in thousands)                                                2003           2002
-------------------------------------------------------   ------------   ------------

Supplies                                                        $  241         $  223
Raw materials                                                      800            678
Finished goods                                                   3,423          3,919
-------------------------------------------------------   ------------   ------------
                                                                $4,464         $4,820
=======================================================   ============   ============

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

8.    Debt and Financing Arrangements

      In June, 2002, the Company obtained an automatically declining irrevocable standby letter of credit to support the $1,900,000 ($792,000 as of June 30, 2003) due to Medtronic Sofamor Danek, Inc. pursuant to the settlement agreement. The commitment under the standby letter of credit is $1,900,000, but such commitment decreases over time based on a predetermined schedule concurrent with the Company's monthly payments under the settlement. As of June 30, 2003, the standby letter of credit has been reduced to $919,000. The amount committed under the standby letter of credit reduces the Company's availability under its $5,000,000 revolving line of credit. As of June 30, 2003, no amounts were outstanding under the revolving line of credit and $4,081,000 was available.

9.    Commitments and Contingencies

      Litigation

      The following is a description of material developments that occurred in lawsuits reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. Additionally, the Company is party to other litigation incidental to its business, none of which, individually or in the aggregate, are expected to have a material adverse effect on the Company.

      GenSci Regeneration Laboratories, Inc. v. Osteotech, Inc.; Osteotech, Inc.
      v. GenSci Regeneration Sciences, Inc.

      In January, 1998, the Company filed a patent infringement action against GenSci Regeneration Laboratories, Inc. ("GenSci Labs") and GenSci Regeneration Sciences, Inc. ("GenSci Sciences", collectively, "GenSci") alleging that GenSci violated claims of one of the patents involving the Company's Grafton(R) Demineralized Bone Matrix (DBM) process. In December 2001, as a result of a trial commenced in the United States District Court for the Central District of California, the Company was awarded damages in the amount of $17,533,634 for GenSci's infringement of its patents. This damage award will be reduced by the $3.0 million previously paid by DePuy in 1999 and 2000 in settlement of the Company's claims against DePuy in this lawsuit. The Company has not recognized any portion of the net award of $14,533,634 in its financial statements. On December 21, 2001, GenSci filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.

      On May 30, 2003, the Company entered into a definitive agreement to settle its claims with GenSci arising out of the patent lawsuit. The settlement is for an aggregate of $7.5 million, which among other items, requires GenSci to pay the Company $1.0 million upon the approval of the settlement by the bankruptcy court and to pay the balance of $6.5 million in 20 equal quarterly payments of $325,000 plus interest at the federal judgment rate as measured at the end of each quarter, to a maximum of 3% per annum. To secure the future amounts to be paid to the Company, GenSci will provide an irrevocable letter of credit in the amount of $5.0 million and a security interest in GenSci's assets to secure the remaining balance of $1.5 million. The security interest will be subordinated only to financing, if any, that GenSci may receive from a bank or other institutional lender.

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

9.    Commitments and Contingencies (continued)

      In August, 2003, the parties verbally agreed to amend the definitive settlement agreement to adjust the payment terms of the settlement if GenSci's proposed merger with IsoTis B.V. ("IsoTis") is consummated. Pursuant to this verbal agreement, the Company will receive $2.5 million from GenSci upon its exit from bankruptcy and GenSci's merger with IsoTis, which is expected to occur simultaneously, and the balance of $5.0 million in 20 equal payments of $250,000 plus interest at the federal judgment rate as measured at the end of each quarter to a maximum of 3% per annum. To secure the future amounts to be paid to the Company, GenSci will provide an irrevocable letter of credit in the amount of $5.0 million. Should GenSci's merger with IsoTis not be consummated, the settlement will automatically revert back to the original payment terms. An amendment to the definitive settlement is being prepared and is expected to be signed shortly.

      The Company has not recorded the effect of either of these settlement agreements in its financial statements and does not expect to record the settlement until the settlement agreement is approved by the bankruptcy court and GenSci emerges from bankruptcy.

      The settlement also provides that the Company covenants not to sue GenSci for infringing any of the Company's existing patents with respect to GenSci's new products, as long as GenSci does not change the formulation and composition of the new products. Additionally, the parties have agreed to dismiss all other litigation that is currently pending between them.

      GenSci Orthobiologics, Inc. v. Osteotech, Inc.

      On March 6, 2000, GenSci Orthobiologics, Inc. ("GenSci") filed a complaint in the United States District Court for the Central District of California against the Company, alleging unlawful monopolization and an attempt to monopolize the market for demineralized bone matrix ("DBM") and for entering into agreements in restraint of trade in violation of Sections 1 and 2 of the Sherman Antitrust Act and Section 3 of the Clayton Act; and for unlawful and unfair business practices in violation of Section 17200 of the California Unfair Competition Law. On December 20, 2001, GenSci filed a bankruptcy petition with the United States Bankruptcy Court for the Central District of California. GenSci did not seek relief from the automatic stay to pursue this action. On May 30, 2003, the Company and GenSci executed a Joint Settlement Agreement that, inter alia, requires the dismissal of this action with prejudice within ten days after the Bankruptcy Court's approval of GenSci's Plan of Reorganization.

      Scroggins v. Zimmer Holdings, Inc.

      On or about June 24, 2002, the Company received a complaint filed in the United States District Court for the Eastern District of Louisiana against numerous defendants, including the Company. The complaint alleges that plaintiff received defective medical hardware in connection with a certain hip replacement procedure in May, 1992, and that such hardware was manufactured or distributed by certain of the defendants other than the Company. The procedure involved the use of allograft bone tissue processed by the Company and provided by one of our clients. Plaintiff alleged personal injuries and $1,000,000 in damages.

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

9.    Commitments and Contingencies (continued)

      On April 8, 2003, the Company filed a Motion for Summary Judgment seeking dismissal of plaintiff's claims with prejudice. On May 9, 2003, the Court granted the Company's Motion for Summary Judgment dismissing plaintiff's claims as to the Company with prejudice.

      Regner v. Inland Eye & Tissue Bank of Redlands; Thacker v. Inland Eye & Tissue Bank of Redlands; Savitt v. Doheny Eye and Tissue Bank; Sorrels, Decker and Blake v. Inland Eye & Tissue Bank, et al.

      The Company is a defendant with several other defendants in three actions pending in the Superior Court for the State of California, Los Angeles County. The Regner case sought class action status and initially alleged causes of action based on a violation of the California Business and Professional Code Section 17200, as well as a number of common law causes of action, including negligence, deceit, and intentional and negligent infliction of emotional distress. Through dismissals, either by the Court or voluntarily by plaintiffs, only the California Business and Professional Code claims, which are based on the allegation that defendants are engaging in the activity of buying or selling organs or tissue for valuable consideration or profit, and certain negligence claims remain with respect to the actions. In addition, the plaintiffs through the Regner case sought class action status and injunctive relief and "restitution" with respect to their California Business and Professional Code claims. To the extent any of the other causes of action lie against the Company, plaintiffs are seeking damages in an unspecified amount. Although this litigation has been pending for some time, significant discovery has only recently commenced. Plaintiffs filed a motion for leave to file a Fourth Amended Complaint to allow the adding of two additional class representatives and to make other changes to the complaint, which motion was denied without prejudice on February 3, 2003. Plaintiffs' counsel have recently indicated that, rather than seek to amend the Regner complaint, they plan to file a new action on behalf of three plaintiffs alleging claims similar to those asserted in the Regner case.

      That new action, Sorrels, Decker and Blake v. Inland Eye and Tissue Bank, et al, was served on the Company on March 24, 2003. It also purports to be a class action, and like the Regner case, it alleges violation of Section 17200 and negligence against the Company. The Company denies the claims and recently filed an answer to this complaint. On July 3, 2003, the Company filed a motion for summary judgment in the Regner case. That motion is scheduled to be heard on December 8, 2003.

      On July 14, 2003, the Court denied the motion for class certification filed by the plaintiffs in the Regner case, and in a subsequent ruling, as a result of the Regner decision, the class certification request in the Sorrels case was stricken from the complaint.

      The Company believes that the claims made against it in these actions are without merit and will continue to vigorously defend against such claims.

      Alphatec Manufacturing v. Osteotech, Inc.

      Alphatec Manufacturing, Inc. filed an action on July 3, 2002 against the Company in the United States District Court for the Southern District of California. The complaint sets forth causes of action for recovery of contractual penalty, breach of contract, fraud and trade libel arising out of a distribution agreement between the parties. Alphatec is seeking $1.4 million plus interest on the contractual penalty claim, $600,000 on the fraud claim and additional unspecified compensatory damages.

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

9.    Commitments and Contingencies (continued)

      On August 6, 2003, the Company answered the complaint and asserted counterclaims setting forth causes of action for breach of contract, breach of implied good faith and good dealing, fraudulent misrepresentation, fraudulent concealment, unjust enrichment, unfair competition cancellation or rescission of the contract and indemnification of the Company's costs and attorney's fees. The Company is seeking monetary damages in an amount to be determined at trial, rescission of the distribution agreement between the parties, and rescission of an October 24, 2002 letter agreement between the parties, pursuant to which the Company made a payment in compromise of the first year minimum purchase requirements of the distribution agreement.

      The Company believes that the claims are without merit and intends to vigorously defend against such claims. In fourth quarter 2002, after assessing the Company's purchasing patterns under the distribution agreement as a result of the suspension of sale and distribution of the Affirm(TM) Anterior Cervical Plating System manufactured by Alphatec and distributed by the Company because of a higher than normal level of complaints, the Company recorded a provision of approximately $1.1 million for the penalty that would be due for the expected shortfall in the second year purchase commitment.

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

10.   Comprehensive Income

      Comprehensive income for the three months and six months ended June 30, 2003 and 2002 were as follows:

                                                      Three months ended      Six months ended
                                                           June 30,              June 30,
                                                      -------------------   -------------------
(in thousands)                                          2003       2002       2003       2002
---------------------------------------------------   --------   --------   --------   --------
Net income                                            $  2,712   $    320   $  3,881   $    706
Currency translation adjustments
                                                           332        556        357        457
---------------------------------------------------   --------   --------   --------   --------
Comprehensive income                                  $  3,044   $    876   $  4,238   $  1,163
===================================================   ========   ========   ========   ========

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

11.   Stockholders' Equity - Common Stock

      In May, 2002, the Company completed the sale of 2.8 million shares of its common stock representing approximately 19.8% of the then outstanding shares of common stock at $6.25 per share to a small group of investors in a private placement transaction. The resale of these shares was registered with the Securities and Exchange Commission in May, 2002. The Company recognized net proceeds of $15,756,000 after deducting the fees and expenses of the transaction.

12.   Foreign Net Operating Loss Carryforwards

      In the second quarter of 2002, the Company utilized approximately $2,000,000 of its historical net operating loss carryforwards relating to its subsidiary in The Netherlands. Such net operating loss carryforwards were utilized against the Company's tax gain on the foreign portion of the gain on the sale of the PolyActive(TM) polymer biomaterial technology and patents, the tax gain on the sale of the Company's operations in The Netherlands and earnings from operations in 2002. Utilization of these net operating loss carryforwards, which were recorded subject to a full valuation allowance in prior periods, resulted in a reduction of approximately $680,000 to income tax otherwise payable in The Netherlands, of which approximately $460,000 is related to discontinued operations.

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

13.   Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share for the three months and six months ended June 30, 2003 and 2002:

                                                                 Three Months Ended            Six Months Ended
                                                                       June 30,                     June 30,
                                                             ---------------------------   ---------------------------
(dollars in thousands
 except per share data)                                          2003           2002           2003           2002
----------------------------------------------------------   ------------   ------------   ------------   ------------
Income from continuing operations                            $      2,712   $        234   $      3,881   $        613
Discontinued operations                                                               86                            93
                                                             ------------   ------------   ------------   ------------
Net income available to
    common shareholders                                      $      2,712   $        320   $      3,881   $        706
                                                             ============   ============   ============   ============

----------------------------------------------------------   ------------   ------------   ------------   ------------
Denominator for basic earnings
    per share, weighted average common
    shares outstanding                                         17,037,302     15,521,088     17,025,760     14,818,770
Effect of dilutive securities, stock options                      699,146        343,253        442,408        381,822
                                                             ------------   ------------   ------------   ------------
Denominator for diluted earnings
    per share                                                  17,736,448     15,864,341     17,468,168     15,200,592
                                                             ============   ============   ============   ============

----------------------------------------------------------   ------------   ------------   ------------   ------------
Basic earnings per share:
    Income from continuing operations                        $        .16   $        .01   $        .23   $        .04
    Discontinued operations                                                          .01                           .01
                                                             ------------   ------------   ------------   ------------
    Net income                                               $        .16   $        .02   $        .23   $        .05
                                                             ============   ============   ============   ============

----------------------------------------------------------   ------------   ------------   ------------   ------------
Diluted earnings per share:
    Income from continuing operations                        $        .15   $        .01   $        .22   $        .04
    Discontinued operations                                                          .01                           .01
                                                             ------------   ------------   ------------   ------------
    Net income                                               $        .15   $        .02   $        .22   $        .05
                                                             ============   ============   ============   ============

----------------------------------------------------------   ------------   ------------   ------------   ------------

      Weighted average shares issuable upon the exercise of stock options which were not included in the calculation of diluted earnings per share were 501,269 and 1,182,188, and 662,942 and 1,839,161 for the three and six months ended June 30, 2003 and 2002, respectively. Such shares were not included because they were antidilutive.

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

14.   Operating Segments

      Summarized in the table below is financial information for our reportable segments for the three months and six months ended June 30, 2003 and 2002 after giving effect to the divestiture of the Company's operations in The Netherlands in 2002:

                                                        Three Months Ended       Six Months Ended
                                                             June 30,                June 20,
                                                       --------------------    --------------------
(dollars in thousands)                                   2003        2002        2003        2002
----------------------------------------------------   --------    --------    --------    --------
Revenues:
  Demineralized Bone Matrix Segment                    $ 12,263    $ 11,490    $ 23,632    $ 23,641
  Base Tissue Segment                                    10,959       9,612      20,912      18,047
  Other, principally metal spinal
      implants                                            1,570       1,907       2,727       3,406
----------------------------------------------------   --------    --------    --------    --------
  Consolidated                                         $ 24,792    $ 23,009    $ 47,271    $ 45,094
====================================================   ========    ========    ========    ========
 Operating income (loss):
   Demineralized Bone Matrix Segment                   $  4,356    $  2,851    $  7,621    $  4,516
   Base Tissue Segment                                    1,687      (2,790)      1,845      (2,713)
  Other, principally metal spinal
      Implants                                           (1,437)       (491)     (2,510)     (1,300)
----------------------------------------------------   --------    --------    --------    --------
   Consolidated                                        $  4,606    $   (430)   $  6,956    $    503
====================================================   ========    ========    ========    ========

      During the three months ended June 30, 2003, two of our clients, Musculoskeletal Transplant Foundation ("MTF") and the American Red Cross Tissue Services ("ARC"), in the Demineralized Bone Matrix Segment and Base Tissue Segments each accounted for 23% and 25%, respectively, of consolidated net revenues and accounted for 29% and 31%, respectively, of consolidated net revenues for the three months ended June 30, 2002. For the six months ended June 30, 2003, these same two clients accounted for 25% and 26%, respectively, of consolidated net revenues, and 31% and 31%, respectively, of consolidated net revenues for the six months ended June 30, 2002.

15.   Reclassifications

      Certain prior year amounts have been reclassified to conform to the 2003 presentation.

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

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

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

Income from Continuing Operations

Consolidated income from continuing operations was $2,712,000 or $.15 diluted earnings per share and $3,881,000 or $.22 diluted earnings per share for the three and six months ended June 30, 2003, respectively, compared to consolidated income from continuing operations of $234,000 or $.01 diluted earnings per share and $613,000 or $.04 diluted earning per share in the respective corresponding periods in 2002. Both the three and six months ended June 30, 2002 included an after tax charge of $1,071,000 or $.07 diluted loss per share associated with the Medtronic litigation settlement and an after tax gain of $830,000 or $.05 diluted earnings per share related to the sale of the PolyActive(TM) polymer biomaterial technology and patents to IsoTis BV. The improvement in income from continuing operations in 2003 compared to 2002 is due to a combination of increased revenues, improved gross margins, continued cost containment and the impact in 2002 of the charges mentioned directly above.

Discontinued Operations

On July 10, 2002, we completed the sale of the business and substantially all of the assets, including the assumption of certain liabilities, of our operations in Leiden, The Netherlands for $1,000,000 in cash and a non-interest bearing note with a face value of $1,500,000. These operations represented our ceramic and titanium plasma spray coating services and products. We recognized a loss on the sale of this business of $291,000 in the second quarter of 2002. Revenues and net income from these operations were $1,135,000 and $377,000, respectively, for the three months ended June 30, 2002, and $1,630,000 and $384,000, respectively, in the six months ended June 30, 2002.

Net Income

Consolidated net income in the second quarter of 2003 was $2,712,000 or $.15 diluted net income per share compared to consolidated net income of $320,000 or $.02 diluted net income per share in the second quarter of 2002. Consolidated net income for the six months ended June 30, 2003 was $3,881,000 or $.22 diluted net income per share compared to consolidated net income of $706,000 or $.05 diluted net income per share for the six months ended June 30, 2002.

The following is a discussion of factors affecting results of continuing operations for the three months and six months ended June 30, 2003 and 2002, after giving effect to the divestiture of the operations of our subsidiary in The Netherlands in 2002.

Net Revenues

Consolidated net revenues increased 8% to $24,792,000 in the second quarter of 2003 compared to consolidated revenues of $23,009,000 in the corresponding period in 2002. Domestic net revenues increased 3% to $22,492,000 in the second quarter of 2003 from second quarter 2002 domestic net revenues of $21,836,000. The increase in domestic revenues was due primarily to increased base tissue processing fees as a result of a 9% increase in donors processed, including the release of a portion of the donors that were subject to our 2002 tissue quarantine, increased bio-implant units shipped, shipments of the Optium(TM) DBM carrier product and the impact of our 2003 price increases; partially offset by a decline in unit sales volume in Grafton(R) DBM and lower sales of metal spinal implants. Foreign-based revenues increased 96% to $2,300,000 in the second quarter of 2003 from $1,173,000 in the same period in 2002. The increase in foreign-based revenues was primarily a result of increased unit sales volume in Grafton(R) DBM and OsteoPure(TM)Allogeneic Cancellous Tissue, increased base tissue processing fees and 2003 price increases; partially offset by a decline in bovine tissue unit sales volume.

Consolidated net revenues increased 5% to $47,271,000 for the six months ended June 30, 2003 compared to consolidated revenues of $45,094,000 in the corresponding period in 2002. Domestic net revenues increased slightly in the six months ended June 30, 2003 to $43,183,000 from $42,723,000 in the corresponding period in 2002. The increase in domestic revenues was due primarily to increased base tissue processing fees as a result of a 10% increase in donors processed, including the release of a portion of the donors that were subject to our 2002 tissue quarantine, increased bio-implant units shipped, shipments of the Optium(TM) DBM carrier product and the impact of our 2003 price increases; partially offset by a decline in unit sales volume in Grafton(R) DBM and lower sales of metal spinal implants. Foreign-based revenues increased 72% to $4,088,000 for the six months ended June 30, 2003 from $2,371,000 for the six months ended June 30, 2002. The increase in foreign-based revenues was primarily a result of increased unit sales volume in Grafton(R) DBM and OsteoPure(TM) Allogeneic Cancellous Tissue, increased base tissue processing fees and 2003 price increases, partially offset by a decline in bovine tissue unit sales volume.

The Demineralized Bone Matrix ("DBM") Segment (formerly the Grafton(R) DBM Segment), or DBM Segment, revenues increased 7% to $12,263,000 in the second quarter of 2003 from revenues of $11,490,000 in the corresponding period in 2002. DBM Segment revenues of $23,632,000 for the six months ended June 30, 2003 were relatively flat with DBM Segment revenues of $23,641,000 for the six months ended June 30, 2002. Domestic DBM Segment revenues declined 2% to $10,911,000 in second quarter 2003 from revenues of $11,133,000 in second quarter 2002 and decreased 6% to $21,274,000 for the six months ended June 30, 2003 from $22,660,000 for the corresponding period in the prior year. The decreases in each period resulted primarily from a decline in Grafton(R) DBM unit sales volume due to continuing strong competition, partially offset by shipments of the Optium(TM) DBM carrier product and the effects of the 2003 price increase. To address the continued decline in domestic Grafton(R) DBM unit volume and revenues, we have provided additional commission incentives to our sales force and have initiated sales and marketing programs, which include aggressively priced contracts for fixed contractual periods, with Osteotech branded Grafton Plus(TM) DBM Paste for competitive accounts. Foreign-based Grafton(R) DBM revenues increased 279% to $1,352,000 in the second quarter of 2003 from revenues of $357,000 in the corresponding period in the prior year and increased 140% to $2,358,000 for the six months ended June 30, 2003 from $981,000 for the six months ended June 30, 2002. These increases were primarily the result of increased unit sales volume and the effects of the 2003 price increases.

Base Allograft Tissue Segment, or Base Tissue Segment, revenues increased 14% to $10,959,000 in the second quarter of 2003 from $9,612,000 in the corresponding period in 2002. The increase is principally the result of a 12% increase in base tissue processing fees as a result of a 9% increase in the number of donors processed for our clients, including the release of a portion of the donors that were subject to our 2002 tissue quarantine, the direct distribution of Osteotech labeled base allograft tissue, a 13% increase in bio-implant revenues as a result of increased unit sales volume, a 95% increase in OsteoPure(TM) Allogeneic Cancellous Tissue revenues and the impact of our 2003 price increases. Base Tissue Segment revenues increased 16% to $20,912,000 for the six months ended June 30, 2003 from $18,047,000 in the corresponding period in 2002. The increase is principally the result of a 19% increase in base tissue processing fees as a result of a 10% increase in the number of donors processed for our clients, including the release of a portion of the donors that were subject to our 2002 tissue quarantine, the direct distribution of Osteotech labeled base allograft tissue, an 11% increase in bio-implant revenues as a result of increased unit sales volume, a 114% increase in OsteoPure(TM) Allogeneic Cancellous Tissue revenues and the impact of our 2003 price increases. As part of the settlement of a lawsuit in the second quarter of 2002, we removed our bio-d(R) Threaded Cortical Bone Dowel, or bio-d(R), from the market in January, 2003. Revenues for the bio-d(R) were $381,000 in the second quarter of 2002, and $40,000 and $997,000 for the six months ended June 30, 2003 and 2002, respectively.

Revenue from other product lines declined 18% in the second quarter of 2003 to $1,570,000 from $1,907,000 in the same period in 2002 and declined 20% for the six months ended June 30, 2003 to $2,727,000 from $3,406,000 in the corresponding period in 2002. Metal spinal implant system revenues declined 15% in the second quarter of 2003 and 20% for the six months ended June 30, 2003 compared to the corresponding periods in 2002, principally as a result of our suspension of the sale and distribution of the Affirm(TM) Anterior Cervical Plating System in October, 2002 due to a higher than normal level of complaints. Revenues from the Affirm(TM) Anterior Cervical Plating System were $421,000 and $729,000 for the three and six months ended June 30, 2002, respectively. Bovine tissue product revenues declined 27% in the three months ended June 30, 2003 and 23% for the six months ended June 30, 2003 compared to the corresponding periods in 2002 primarily as a result of lower unit sales volume.

During the three months ended June 30, 2003, two of our clients in the Grafton(R) DBM and Base Tissue Segments, the Musculoskeletal Transplant Foundation, or MTF, and the American Red Cross, or ARC, each accounted for 23% and 25%, respectively, of consolidated net revenues. In the three months ended June 30, 2002, MTF and ARC accounted for 29% and 31%, respectively, of consolidated net revenues. In the six months ended June 30, 2003, these same clients accounted for 25% and 26%, respectively, of consolidated revenues, and accounted for 31% and 31%, respectively, of consolidated revenues for the six months ended June 30, 2002. We have processing agreements with each of these clients. The MTF agreement expires in December, 2008 and the ARC agreement expires in December, 2006.

Gross Profit

Consolidated gross profit as a percentage of consolidated net revenues was 62% in the second quarter of 2003 compared to 55% in the second quarter of 2002. Consolidated gross profit as a percentage of consolidated net revenues was 59% for the six months ended June 30, 2003 compared to 57% for the six months ended June 30, 2002. The improvement in gross profit margin in both periods of 2003 was primarily the result of increased revenues, which generated higher production levels and greater absorption of the fixed costs associated with our tissue processing facility opened in June, 2002.

Marketing, Selling, General and Administrative Expenses

Consolidated marketing, selling, general and administrative expenses declined 6% in second quarter 2003 to $9,735,000 from $10,311,000 in the corresponding period in 2002, and declined 11% for the six months ended June 30, 2003 to $19,067,000 from $21,540,000 for the six months ended June 30, 2002. The decreases in both periods in marketing, selling, general and administrative expenses relates mainly to decreased legal fees as a result of the settlement of a number of our lawsuits in 2002 and the cessation of our funding of the American Tissue Services Foundation, partially offset by increased costs for insurance coverage as a result of the tightening of the insurance markets.

Research and Development Expenses

Consolidated research and development expenses decreased 14% in the second quarter of 2003 to $935,000 from $1,085,000 in the corresponding period in 2002, and declined 3% in the six months ended June 30, 2003 to $1,925,000 from $1,988,000 in the six months ended June 30, 2002. The decreases primarily related to a concentration by our research and development organization on the development and implementation of the technical and scientific requirements necessary to rework the allograft tissue subject to our 2002 tissue quarantine, which resulted from our temporary suspension of Base Tissue Segment processing and, therefore, delays in spending on certain on-going research and development projects. We expect our research and development efforts in the second half of 2003 to return to the continued development of new Grafton(R) DBM and bio-implant tissue forms and the continued development of our Plexus(TM) Technology.

Litigation Settlement Charge

In April, 2002, we settled a patent lawsuit and agreed to pay an aggregate of $1,900,000 in 24 equal monthly installments, without interest. We recorded a charge of $1,785,000 related to this settlement representing the present value of the amounts due in the second quarter of 2002.

Operating Income

Consolidated operating income increased $5,036,000 to $4,606,000 in the second quarter of 2003 from an operating loss of $430,000 in the second quarter of 2002. Consolidated operating income increased $6,453,000 for the six months ended June 30, 2003 to $6,956,000 from $503,000 for the six months ended June 30, 2002. Included in both periods in 2002 is the aforementioned litigation settlement charge of $1,785,000.

DBM Segment operating income increased 53% to $4,356,000 in the three months ended June 30, 2003 from $2,851,000 in the same period in 2002. The increase results principally from the growth in revenues and a decrease in operating expenses, primarily related to a $1,068,000 reduction in legal fees. DBM Segment operating income increased $3,105,000 for the six months ended June 30, 2003 to $7,621,000 from

$4,516,000 in the corresponding period in 2002. The improvement in operating income in the six months ended June 30, 2003 compared to the same period in 2002 is due primarily to lower operating expenses, principally from a $1,902,000 reduction in legal fees, lower selling, marketing and promotional spending, and slightly improved gross profit margins.

Base Tissue Segment operating income improved $4,477,000 in the second quarter of 2003 to $1,687,000 from an operating loss of $2,790,000 in the corresponding period in 2002, and improved $4,558,000 for the six months ended June 30, 2003 to $1,845,000 from an operating loss of $2,713,000 for the six months ended June 30, 2002. The improvements in both periods resulted primarily from the increase in revenues and improved gross profit margins as a result of processing efficiencies and higher unit production volumes. In addition, both periods in 2002 were negatively impacted by the litigation settlement charge of $1,785,000.

Operating losses associated with other revenues were $1,437,000 and $2,510,000 for the three months and six months ended June 30, 2003, respectively, and were $491,000 and $1,300,000 for the same respective periods in 2002. The operating loss, which is generated primarily from our metal spinal implant product line, results primarily from the decline in revenues due to the suspension of distribution activities for the Affirm(TM) Anterior Cervical Plating System, costs associated with the infrastructure established to support our metal spinal implant product lines which were not offset by sufficient unit volume, increased costs associated with marketing, selling and promotional activities and increased legal fees.

Other Income (Expense)

Other income (expense), which primarily represents interest expense, net of interest income, was $169,000 and $464,000 for the three months and six months ended June 30, 2003, respectively, compared to interest expense, net of interest income, of $362,000 and $620,000 in the corresponding periods in 2002, respectively. In 2003 and 2002, interest expense on long-term debt, is partially offset by interest income.

In May, 2002, we completed the sale of the PolyActive(TM) polymer biomaterial technology and patents to IsoTis BV for $1,000,000 in cash. We recognized a $950,000 gain on this transaction after deducting costs and expenses.

Income Tax Provision

The effective income tax rate for the three months and six months ended June 30, 2003 was 39% and 40%, respectively, which exceeded the United States federal statutory rate principally due to state income taxes.

For the three months ended June 30, 2002, we recognized an income tax benefit from continuing operations primarily due to losses incurred in our domestic operation and our ability to utilize previously unrecognized net operating loss carryforwards, which carried a full valuation allowance, to offset foreign income. In addition, we did not record an income tax provision for discontinued operations due to our ability to utilize additional foreign net operating loss carryforwards to offset taxable income.

For the six months ended June 30, 2002, our effective income tax rate from continuing operations was 26%, as our tax provision on expected domestic income was partially offset by the utilization of foreign net operating loss carryforwards, which carried a full valuation allowance, to offset foreign income. We did not recognize an income tax provision for discontinued operations due to utilization of net operating loss carryforwards, which carried a full valuation allowance, to offset income from operations and the tax gain on the sale of our operations in The Netherlands.

In the three and six month periods ended June 30, 2002, we utilized approximately $2,000,000 (tax effect of approximately $680,000) of our historical net operating loss carryforwards relating to our subsidiary in The Netherlands. (See Note 12 of "Notes to Condensed Consolidated Financial Statements.")

Liquidity and Capital Resources

At June 30, 2003 we had cash, cash equivalents and short-term investments of $14,817,000 compared to $13,988,000 at December 31, 2002. We invest excess cash in U.S. Government-backed securities and investment grade commercial paper of major U.S. corporations. The increase in cash, cash equivalents and short-term investments was primarily due to the improvement in operating results and the receipt of a Federal income tax refund, partially offset by continued investments in our business. Working capital increased $5,888,000 to $47,807,000 at June 30, 2003 compared to $41,919,000 at December 31, 2002. The increase in working capital resulted primarily from an increase in accounts receivables from clients and customers as a result of the increase in first and second quarter 2003 revenues as compared to fourth quarter 2002 revenues and additional investments in deferred processing costs as we rebuild and expend our allograft tissue inventories, partially offset by an increase in accounts payable and accrued expenses.

Net cash provided by operating activities was $3,085,000 in the six months ended June 30, 2003 and net cash used in operating activities was $2,071,000 in the six months ended June 30, 2002. The increase resulted primarily from improved profitability compared to the prior year, increased non-cash charges, principally depreciation and amortization, an increase in accounts payable and accrued expenses and the receipt of a Federal income tax refund; partially offset by an increase in accounts receivables from clients and customers as a result of the increase in first and second quarter 2003 revenues as compared to fourth quarter 2002 revenues and additional investments in deferred processing costs resulting from our efforts to rebuild and expand our allograft tissue inventories.

Cash provided by investing activities was $650,000 for the six months ended June 30, 2003 compared to cash used in investing activities of $2,312,000 for the six months ended June 30, 2002. Cash provided by investing activities in 2003 was primarily generated from the sale of short-term investments of $1,982,000, partially offset by capital expenditures of $991,000. Cash used in investing activities in 2002 was principally the result of capital expenditures of $3,472,000.

Net cash used in financing activities was $927,000 for the six months ended June 30, 2003 and cash provided by financing activities was $14,766,000 for the six months ended June 30, 2002. Net cash used in financing activities in 2003 was principally the result of payments on long-term debt, partially offset by proceeds from the sale of common stock associated with employee stock option exercises and our employee stock purchase plan. Cash provided by financing activities in 2002 primarily resulted from the sale of 2.8 million shares of common stock in May, 2002 at a price of $6.25 generating net proceeds of $15,756,000, sales of common stock associated with employee stock option exercises and our employee stock purchase plan, partially offset by principal payments on long-term debt.

We have a Credit Facility with a U.S. bank that includes: a $5,000,000 revolving line of credit, a building mortgage loan, and an equipment term loan. At June 30, 2003, there were no borrowings under the revolving line of credit, $4,098,000 was outstanding under the building mortgage loan and $13,155,000 was outstanding under the equipment term loan. In support of the amounts due under the settlement of certain patent litigation, we provided an automatically declining irrevocable standby letter of credit in an original amount of $1,900,000. As of June 30, 2003, the standby letter of credit has been reduced to $919,000. Amounts committed under this standby letter of credit decrease over time based on a predetermined schedule concurrent with our monthly payments under the settlement and reduce the amounts available under the revolving line of credit. As of June 30, 2003, no amounts were outstanding under the revolving line of credit and $4,081,000 was available.

As of June 30, 2003, there were no material changes in our contractual obligations or long-term debt from that disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources" in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

Litigation

Osteotech, Inc. is involved in various legal proceedings. For a discussion of these matters see, Note 9 of "Notes to Condensed Consolidated Financial Statements" included elsewhere herein and PART II. ITEM 1. LEGAL PROCEEDINGS, and our Annual Report on Form 10-K for the year ended December 31, 2002. It is possible that our results of operations or liquidity and capital resources could be adversely affected by the ultimate outcome of pending litigation or as a result of the costs of contesting such lawsuits.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act) as of June 30, 2003 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.

Changes in internal controls

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following is a description of material developments that occurred in lawsuits reported in our Annual Report on Form 10-K for the year ended December 31, 2002 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. Additionally, we are a party to other litigation incidental to our business, none of which, individually or in the aggregate, are expected to have a material adverse effect.

GenSci Regeneration Laboratories, Inc. v. Osteotech, Inc.; Osteotech, Inc. v. GenSci Regeneration Sciences, Inc.

In January, 1998, we filed a patent infringement action against GenSci Regeneration Laboratories, Inc. ("GenSci Labs") and GenSci Regeneration Sciences, Inc. ("GenSci Sciences", collectively, "GenSci") alleging that GenSci violated claims of one of the patents involving our Grafton(R) Demineralized Bone Matrix (DBM) process. In December 2001, as a result of a trial commenced in the United States District Court for the Central District of California, we were awarded damages in the amount of $17,533,634 for GenSci's infringement of our patents. This damage award will be reduced by the $3.0 million previously paid by DePuy in 1999 and 2000 in settlement of our claims against DePuy in this lawsuit. We have not recognized any portion of the net award of $14,533,634 in our financial statements. On December 21, 2001, GenSci filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.

On May 30, 2003, we entered into a definitive agreement to settle our claims with GenSci arising out of the patent lawsuit. The settlement is for an aggregate of $7.5 million, which among other items, requires GenSci to pay us $1.0 million upon the approval of the settlement by the bankruptcy court and to pay the balance of $6.5 million in 20 equal quarterly payments of $325,000 plus interest at the federal judgment rate as measured at the end of each quarter, to a maximum of 3% per annum. To secure the future amounts to be paid to us, GenSci will provide an irrevocable letter of credit in the amount of $5.0 million and a security interest in GenSci's assets to secure the remaining balance of $1.5 million. The security interest will be subordinated only to financing, if any, that GenSci may receive from a bank or other institutional lender.

In August, 2003, the parties verbally agreed to amend the definitive settlement agreement to adjust the payment terms of the settlement if GenSci's proposed merger with IsoTis B.V. ("IsoTis") is consummated. Pursuant to this verbal agreement, we will receive $2.5 million from GenSci upon its exit from bankruptcy and GenSci's merger with IsoTis, which is expected to occur simultaneously, and the balance of $5.0 million in 20 equal payments of $250,000 plus interest at the federal judgment rate as measured at the end of each quarter to a maximum of 3% per annum. To secure the future amounts to be paid to us, GenSci will provide an irrevocable letter of credit in the amount of $5.0 million. Should GenSci's merger with IsoTis not be consummated, the settlement will automatically revert back to the original payment terms. An amendment to the definitive settlement agreement is prepared and is expected to be signed shortly.

We have not recorded the effect of either of these settlement agreements in our financial statements and do not expect to record the settlement until the bankruptcy court approves the settlement agreement and GenSci emerges from bankruptcy.

The settlement also provides that we covenant not to sue GenSci for infringing any of our existing patents with respect to GenSci's new products, as long as GenSci does not change the formulation and composition of the new products. Additionally, the parties have agreed to dismiss all other litigation that is currently pending between them.

GenSci Orthobiologics, Inc. v. Osteotech, Inc.

On March 6, 2000, GenSci Orthobiologics, Inc. ("GenSci") filed a complaint in the United States District Court for the Central District of California against us, alleging unlawful monopolization and an attempt to monopolize the market for demineralized bone matrix ("DBM") and for entering into agreements in restraint of trade in violation of Sections 1 and 2 of the Sherman Antitrust Act and
Section 3 of the Clayton Act; and for unlawful and unfair business practices in violation of Section 17200 of the California Unfair Competition Law. On December 20, 2001, GenSci filed a bankruptcy petition with the United States Bankruptcy Court for the Central District of California. GenSci did not seek relief from the automatic stay to pursue this action. On May 30, 2003, the parties executed a Joint Settlement Agreement that, inter alia, requires the dismissal of this action with prejudice within ten days after the Bankruptcy Court's approval of GenSci's Plan of Reorganization.

Scroggins v. Zimmer Holdings, Inc.

On or about June 24, 2002, we received a complaint filed in the United States District Court for the Eastern District of Louisiana against numerous defendants, including us. The complaint alleges that plaintiff received defective medical hardware in connection with a certain hip replacement procedure in May, 1992, and that such hardware was manufactured or distributed by certain of the defendants other than us. The procedure involved the use of allograft bone tissue processed by us and provided by one of our clients. Plaintiff alleged personal injuries and $1,000,000 in damages.

On April 8, 2003, we filed a Motion for Summary Judgment seeking dismissal of plaintiff's claims with prejudice. On May 9, 2003, the Court granted the Company's Motion for Summary Judgment dismissing plaintiff's claims as to us with prejudice.

Regner v. Inland Eye & Tissue Bank of Redlands; Thacker v. Inland Eye & Tissue Bank of Redlands; Savitt v. Doheny Eye and Tissue Bank; Sorrels, Decker and Blake v. Inland Eye & Tissue Bank, et al.

We are a defendant with several other defendants in three actions pending in the Superior Court for the State of California, Los Angeles County. The Regner case sought class action status and initially alleged causes of action based on a violation of the California Business and Professional Code Section 17200, as well as a number of common law causes of action, including negligence, deceit, and intentional and negligent infliction of emotional distress. Through dismissals, either by the Court or voluntarily by plaintiffs, only the California Business and Professional Code claims, which are based on the allegation that defendants are engaging in the activity of buying or selling organs or tissue for valuable consideration or profit, and certain negligence claims remain with respect to the actions. In addition, the plaintiffs through the Regner case sought class action status and injunctive relief and "restitution" with respect to their California Business and Professional Code claims. To the extent any of the other causes of action lie against us, plaintiffs are seeking damages in an unspecified amount. Although this litigation has been pending for some time, significant discovery has only recently commenced. Plaintiffs filed a motion for leave to file a Fourth Amended Complaint to allow the adding of two additional class representatives and to make other changes to the complaint, which motion was denied without prejudice on February 3, 2003. Plaintiffs' counsel have recently indicated that, rather than seek to amend the Regner complaint, they plan to file a new action on behalf of three plaintiffs alleging claims similar to those asserted in the Regner case.

That new action, Sorrels, Decker and Blake v. Inland Eye and Tissue Bank, et al, was served on March 24, 2003. It also purports to be a class action, and like the Regner case, it alleges violation of Section 17200 and negligence against us. We denied the claims and recently filed an answer to this complaint. On

July 3, 2003, we filed a motion for summary judgment in the Regner case. That motion is scheduled to be heard on December 8, 2003.

On July 14, 2003, the Court denied the motion for class certification filed by the plaintiffs in the Regner case, and in a subsequent ruling, as a result of the Regner decision, the class certification request in the Sorrels case was stricken from the complaint.

We believe that the claims made against us in these actions are without merit and will continue to vigorously defend against such claims.

Alphatec Manufacturing v. Osteotech, Inc.

Alphatec Manufacturing, Inc. filed an action on July 3, 2002 against us in the United States District Court for the Southern District of California. The complaint sets forth causes of action for recovery of contractual penalty, breach of contract, fraud and trade libel arising out of a distribution agreement between the parties. Alphatec is seeking $1.4 million plus interest on the contractual penalty claim, $600,000 on the fraud claim and additional unspecified compensatory damages.

On August 6, 2003, we answered the complaint and asserted counterclaims setting forth causes of action for breach of contract, breach of implied good faith and good dealing, fraudulent misrepresentation, fraudulent concealment, unjust enrichment, unfair competition cancellation or rescission of the contract and indemnification of our costs and attorney's fees. We are seeking monetary damages in an amount to be determined at trial, rescission of the distribution agreement between the parties, and rescission of an October 24, 2002 letter agreement between the parties, pursuant to which we made a payment in compromise of the first year minimum purchase requirements of the distribution agreement.

We believe that the claims are without merit and intends to vigorously defend against such claims. In fourth quarter 2002, after assessing our purchasing patterns under the distribution agreement as a result of the suspension of sale and distribution of the Affirm(TM) Anterior Cervical Plating System manufactured by Alphatec and distributed by us because of a higher than normal level of complaints, we recorded a provision of approximately $1.1 million for the penalty that would be due for the expected shortfall in the second year purchase commitment.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) An annual meeting of stockholders of Osteotech, Inc. was held on June 12, 2003.

(b) The matters voted upon at the annual meeting and the results of the voting are set forth below:

      i) With respect to the election of Directors of Osteotech, the persons named below were elected at the annual meeting to serve a term of one year or until the next annual meeting of stockholders. They constitute the entire board of directors of Osteotech. Each received the following number of votes:

                Director                           For             Withheld
              ------------------------------------------------------------------
                Richard W. Bauer                13,534,704          2,657,803
                Kenneth P. Fallon, III          14,721,297          1,471,210
                Michael J. Jeffries             13,534,801          2,657,706
                Donald D. Johnston              14,706,267          1,486,240
                John Phillip Kostuik, M.D.      14,833,414          1,359,093
                Stephen J. Sogin, Ph.D.         14,710,684          1,481,823

      ii) With respect to a proposal to increase the number of authorized shares of Common Stock which may be issued under Osteotech's 2000 Stock Plan by 1,250,000 shares to 2,250,000 shares, the stockholders voted 7,277,707 shares in favor, 4,892,292 shares against and 266,701 shares abstained. Broker non-votes were not applicable. This proposal received the vote required by Delaware General Corporation Law and Osteotech's by-laws for approval (i.e. the affirmative vote of a majority of the shares of common stock voted on the proposal).

      ii) With respect to a proposal to ratify the appointment of PricewaterhouseCoopers LLP as Osteotech's independent auditors for the fiscal year ending December 31, 2003, the stockholders voted 16,010,121 shares in favor, 123,885 shares against and 58,051 shares abstained. Broker non-votes were not applicable. This proposal received the vote required by Delaware General Corporation Law and Osteotech's by-laws for approval (i.e. the affirmative vote of a majority of the shares of common stock voted on the proposal).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits (numbered in accordance with Item 601 of Regulation S-K)

      Exhibit                                                             Page
      Number    Description                                               Number
      -------   -----------                                               ------

          3.1   Restated Certificate of Incorporation of Osteotech, as      ^
                amended

          3.2   Third Amended and Restated Bylaws of Osteotech              ^

          3.4   Certificate of Retirement and Prohibition of Reissuance     ^^
                of Shares of Osteotech, Inc., dated April 4, 2002

          4.1   Rights Agreement dated as of February 1, 1996 between       ^
                Osteotech, Inc. and Registrar and Transfer Co., as amended

        10.41   Amended and Restated 2000 Stock Plan approved by            *
                Osteotech, Inc.'s stockholders on June 12, 2003

        10.42   Joint Settlement Agreement and Agreements for Release       *
                of Claims and Amendment of Plan of Reorganization dated
                May 30, 2003, by and among Osteotech, Inc., GenSci Orthobiologics, Inc. and GenSci Regeneration Sciences,
                Inc.

         31.1   Certification Pursuant to 18 U.S.C. Section 1350, as        *
                Adopted Pursuant to Section 302 of the Sarbanes-Oxley
                Act of 2002

         31.2   Certification Pursuant to 18 U.S.C. Section 1350, as        *
                Adopted Pursuant to Section 302 of the Sarbanes-Oxley
                Act of 2002

         32.1   Certification Pursuant to 18 U.S.C. Section 1350, as        *
                Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002

         32.2   Certification Pursuant to 18 U.S.C. Section 1350, as        *
                Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002

      *     Filed herewith.

      ^ Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference thereto.

      ^^ Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference thereto.

(b)   Reports on Form 8-K

      On June 18, 2003, we filed with the Commission a Current Report on Form 8-K to announce the results of the matters voted on at our Annual Meeting on June 12, 2003.

      On June 2, 2003, we filed with the Commission a Current Report on Form 8-K to announce that we had signed a definitive agreement to settle the claims against GenSci arising out of a patent lawsuit in which GenSci was found to have infringed certain of our patents.

      On April 29, 2003, we filed with the Commission a Current Report on Form 8-K to announce our financial results for the quarter ended March 31, 2003.

      On April 21, 2003, we filed with the Commission a Current Report on Form 8-K to announce that we had reached an agreement in principle to settle the claims against GenSci arising out of a patent lawsuit in which GenSci was found to have infringed certain of our patents.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 12, 2003                        Osteotech, Inc.
                                              ----------------------------------
                                              (Registrant)

Date:  August 12, 2003                  By:   /S/Richard W. Bauer
                                              ----------------------------------
                                              Richard W. Bauer
                                              President, Chief Executive Officer
                                              (Principal Executive Officer)

Date:  August 12, 2003                  By:   /S/Michael J. Jeffries
                                              ----------------------------------
                                              Michael J. Jeffries
                                              Executive Vice President,
                                              Chief Financial Officer
                                              (Principal Financial Officer and
                                              Chief Accounting Officer)