Form 10-Q
period 2003-09-30
OSTEOTECH INC
filed 2003-11-13
CIK 874734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended September 30, 2003

                                       or

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

The number of shares of the registrant's common stock, $.01 par value, outstanding as of October 31, 2003 was 17,101,120.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

                        OSTEOTECH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (dollars in thousands)

                                                                       September 30,   December 31,
                                                                           2003            2002
---------------------------------------------------------------------------------------------------
ASSETS
---------------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents                                             $ 12,236       $ 10,040
   Short-term investments                                                                  3,948
   Accounts receivable, net of allowance of
     $1,817 in 2003 and $943 in 2002                                       16,928         11,545
   Deferred processing costs                                               26,287         15,433
   Inventories                                                              4,393          4,820
   Income tax receivable                                                    1,688          3,357
   Deferred tax assets                                                      5,784          5,784
   Prepaid expenses and other current assets                                1,067          1,023
                                                                         --------------------------
         Total current assets                                              68,383         55,950

Property, plant and equipment, net                                         48,881         53,535
Goodwill, net of accumulated amortization of $404 in 2003 and 2002          1,669          1,669
Other assets                                                                4,109          3,931
---------------------------------------------------------------------------------------------------
         Total assets                                                    $123,042       $115,085
===================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------
Current liabilities:
   Accounts payable and accrued liabilities                              $ 16,249       $ 11,370
   Current maturities of long-term debt                                     2,661          2,661
                                                                         --------------------------
         Total current liabilities                                         18,910         14,031

Long-term debt                                                             13,927         15,922
Other liabilities                                                           1,333          1,637
---------------------------------------------------------------------------------------------------
         Total liabilities                                                 34,170         31,590
---------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 5,000,000 shares
       Authorized; no shares issued or outstanding
   Common stock, $.01 par value; 70,000,000 shares
       Authorized; issued and outstanding 17,101,120
       shares in 2003 and 17,001,372 shares in 2002                           171            170
   Additional paid-in capital                                              63,956         63,368
   Accumulated other comprehensive income                                     266             78
   Retained earnings                                                       24,479         19,879
---------------------------------------------------------------------------------------------------
         Total stockholders' equity                                        88,872         83,495
---------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                      $123,042       $115,085
===================================================================================================

See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                 (dollars in thousands, except per share data)

                                                             Three Months                         Nine Months
                                                          Ended September 30,                 Ended September 30,
                                                     ----------------------------        ----------------------------
                                                         2003              2002              2003              2002
---------------------------------------------------------------------------------------------------------------------
Net revenues:
  Service                                             $  21,209         $  18,190         $  65,753         $  59,878
  Product                                                 1,926             1,501             4,653             4,907
                                                     ----------        ----------        ----------        ----------
                                                         23,135            19,691            70,406            64,785

Cost of services                                          9,647             9,288            26,765            26,601
Cost of products                                          1,217             3,401             3,422             5,366
                                                     ----------        ----------        ----------        ----------
                                                         10,864            12,689            30,187            31,967
                                                     ----------        ----------        ----------        ----------

Gross profit                                             12,271             7,002            40,219            32,818

Marketing, selling, general and administrative            9,806             8,309            28,873            29,849
Research and development                                  1,095             1,002             3,020             2,990
                                                     ----------        ----------        ----------        ----------
                                                         10,901             9,311            31,893            32,839

Litigation settlement charge                                                                                   (1,785)
                                                     ----------        ----------        ----------        ----------

Operating income (loss)                                   1,370            (2,309)            8,326            (1,806)
Interest expense and other, net                            (126)             (162)             (590)             (782)
Gain on sale of patents                                                                                           950
                                                     ----------        ----------        ----------        ----------

Income (loss) from continuing operations
   before income taxes                                    1,244            (2,471)            7,736            (1,638)
Income tax provision (benefit)                              525            (3,478)            3,136            (3,258)
                                                     ----------        ----------        ----------        ----------

Income from continuing operations                           719             1,007             4,600             1,620
Income from discontinued operations,
   net of loss on disposal of $291 in 2002                                                                         93
---------------------------------------------------------------------------------------------------------------------
Net income                                            $     719         $   1,007         $   4,600         $   1,713
=====================================================================================================================
Earnings per share:
     Basic:
        Income from continuing operations             $     .04         $     .06         $     .27         $     .10
        Discontinued operations                                                                                   .01
                                                     ----------        ----------        ----------        ----------
        Net income                                    $     .04         $     .06         $     .27         $     .11
                                                     ==========        ==========        ==========        ==========
     Diluted:
        Income from continuing operations             $     .04         $     .06         $     .26         $     .10
        Discontinued operations                                                                                   .01
                                                     ----------        ----------        ----------        ----------
        Net income                                    $     .04         $     .06         $     .26         $     .11
                                                     ==========        ==========        ==========        ==========
Shares used in computing earnings per share:
     Basic                                           17,093,937        16,916,152        17,049,605        15,542,076
     Diluted                                         17,958,095        17,358,019        17,704,140        15,945,162

See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)

Nine Months Ended September 30,                                                2003          2002
-----------------------------------------------------------------------------------------------------
Cash Flow From Operating Activities
 Net income                                                                  $  4,600      $  1,713
 Adjustments to reconcile income to net cash
    provided by operating activities:
       Depreciation and amortization                                            6,321         5,789
       Litigation settlement charge                                                           1,785
       Deferred income taxes                                                                 (2,273)
       Gain on sale of patents                                                                 (950)
       Reversal of tax liability                                                             (2,557)
       Changes in current assets and liabilities:
           Accounts receivable                                                 (5,178)          467
           Deferred processing costs                                          (10,776)       (4,214)
           Inventories                                                            555         1,881
           Prepaid expenses and other current assets                            1,825           (52)
           Accounts payable and other liabilities                               4,339           (68)
-----------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                       1,686         1,521

Cash Flow From Investing Activities
 Capital expenditures                                                          (1,326)       (4,253)
 Proceeds from sale of land
 Purchases of investments                                                                    (3,948)
 Proceeds from sale of investments                                              3,948
 Proceeds from sale of foreign operation                                                      1,000
 Proceeds from sale of patents                                                                1,000
 Other, net                                                                      (507)           81
-----------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                             2,115        (6,120)

Cash Flow From Financing Activities
 Proceeds from issuance of common stock                                           589        16,204
 Principal payments on long-term debt                                          (1,995)       (1,965)
-----------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                            (1,406)       14,239

Effect of exchange rate changes on cash                                          (199)          158
-----------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                       2,196         9,798
Cash and cash equivalents at beginning of period                               10,040         5,192
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                   $ 12,236      $ 14,990
=====================================================================================================

Supplementary cash flow data:
 Cash paid during the period for interest, excluding amounts capitalized     $    699      $    996
 Cash paid (refunded) during the period for taxes                                (270)        1,226

Noncash investing activities:
 Note receivable from sale of foreign operation                              $             $  1,273


See accompanying notes to condensed consolidated financial statements

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

1.    Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) considered necessary by management for a fair presentation of the consolidated financial position as of September 30, 2003, the consolidated results of operations for the three months and nine months ended September 30, 2003 and 2002 and the consolidated cash flows for the nine months ended September 30, 2003 and 2002. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The December 31, 2002 financial information has been derived from the audited financial statements for the year ended December 31, 2002. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which were included as part of Osteotech, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2002.

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

      The Company's other intangibles, which principally represents patents, patent applications and licenses, have carrying values of $2,472,000 and $2,105,000 as of September 30, 2003 and December 31, 2002, respectively, and are being amortized over their estimated useful lives ranging from five to ten years.

3.    Stock Options

      The Company has adopted the "disclosure only" provisions of SFAS No. 123, "Accounting for Stock Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123", and accordingly, no compensation cost has been recognized in the consolidated statements of operations. Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company accounted for its stock options under the fair value method of that Statement. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized on a straight-line basis to expense over the options' vesting period.

      The following table shows the estimated effect on earnings and per share data as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

3.    Stock Options (continued)

                                                              Three Months Ended          Nine Months Ended
                                                                 September 30,               September 30,
                                                            -------------------------------------------------
       (in thousands, except per share data)                   2003         2002          2003          2002
      -------------------------------------------------------------------------------------------------------
        Net income
          As reported:
              Income from continuing operations               $  719      $ 1,007       $ 4,600       $ 1,620
              Discontinued operations                                                                      93
                                                              -----------------------------------------------
              Net income                                      $  719      $ 1,007       $ 4,600       $ 1,713
                                                              ===============================================
          Impact on income from continuing
            operations and net income related
            to stock-based employee
            compensation expense, net of tax                  $  273      $    82       $   678       $   218
                                                              ===============================================
          Pro forma:
              Income from continuing operations               $  446      $   925       $ 3,922       $ 1,402
              Discontinued operations                                                                      93
                                                              -----------------------------------------------
              Net income                                      $  446      $   925       $ 3,922       $ 1,495
                                                              ===============================================

        Net income per share
          As reported
           Basic:
              Income from continuing operations               $  .04      $   .06       $   .27       $   .10
              Discontinued operations                                                                     .01
                                                              -----------------------------------------------
              Net income                                      $  .04      $   .06       $   .27       $   .11
                                                              ===============================================
           Diluted:
              Income from continuing operations               $  .04      $   .06       $   .26       $   .10
              Discontinued operations                                                                     .01
                                                              -----------------------------------------------
              Net income                                      $  .04      $   .06       $   .26       $   .11
                                                              ===============================================

          Pro forma
           Basic:
              Income from continuing operations               $  .03      $   .06       $   .23       $   .09
              Discontinued operations                                                                     .01
                                                              -----------------------------------------------
              Net income                                      $  .03      $   .06       $   .23       $   .10
                                                              ===============================================
           Diluted:
              Income from continuing operations               $  .03      $   .05       $   .22       $   .09
              Discontinued operations                                                                     .01
                                                              -----------------------------------------------
              Net income                                      $  .03      $   .05       $   .22       $   .10
      =======================================================================================================

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

4.    Continuing Operations - Gains/Charges

      Reduction in Workforce

      On September 24, 2003, the Company implemented a selective reduction in its workforce, which affected all domestic operational areas of the Company, except for the sales force, and resulted in the elimination of 22 positions. As a consequence, the Company recorded a pre-tax charge of $379,000 for the severance costs in the third quarter of 2003.

      Provisions for Excess, Obsolescence and Rework

      In third quarter 2002, the Company recorded pre-tax charges to costs of service and products totaling $4,079,000 related to reserves for excess and obsolete metal spinal implant systems inventories of $2,145,000, excess and obsolete inventories for the Company's bio-d(R) Threaded Cortical Bone Dowel of $1,094,000, which the Company removed from the market in January, 2003 in connection with the settlement of a patent lawsuit, and an $840,000 charge for the estimated cost to rework tissue placed in quarantine in the third quarter of 2002.

      Income Tax Benefit

      In 1997, the Company recorded liabilities of $2,557,000 relating to certain tax items which were deducted in that year. In September, 2002, the Company determined the liabilities were no longer required, and therefore, recognized an income tax benefit related to releasing such liabilities.

      Sale of Patents

      In June, 1997, the Company entered into an exclusive worldwide License and Option Agreement for its proprietary PolyActive(TM) polymer biomaterials technology and patents (collectively, the "PolyActive technology") with IsoTis BV ("IsoTis"), The Netherlands. On April 8, 2002, the Company amended the License and Option Agreement to reset the option price for IsoTis to acquire the PolyActive technology to $1,000,000. In conjunction with the execution of the amendment, IsoTis elected to exercise its option to acquire the PolyActive technology. The Company recognized a pretax gain of $950,000 upon closing this transaction in the second quarter of 2002.

      Medtronic Settlement

      In July, 1999, Medtronic Sofamor Danek, Inc., Sofamor Danek L.P. and Sofamor Danek Holdings, Inc. (collectively, "Medtronic") sued the Company alleging that certain instruments and instrument sets relating to cortical bone dowel products, including the bio-d(R) Threaded Cortical Bone Dowel and Endodowel, manufactured, sold and/or otherwise distributed by the Company infringe on certain claims of patents owned by Medtronic.

      In April, 2002, Medtronic and the Company settled this lawsuit. The Company agreed to pay an aggregate of $1,900,000 to Medtronic in 24 equal monthly installments, without interest, and supported by an irrevocable standby letter of credit. (See Note 8 - "Debt and Financing Arrangements"). In accordance with the settlement, the Company ceased the processing, marketing, distributing, advertising and promoting of the bio-d(R) Threaded Cortical Bone Dowel on January 31, 2003.

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

4.    Continuing Operations - Gains/Charges (continued)

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

      These operations represented the Company's ceramic and titanium plasma spray coating services and products, which were previously reflected in the Company's Other segment. The Company recorded a loss of $291,000 on the sale of this business in the second quarter of 2002 to reduce the carrying value of the assets and liabilities sold to fair value. Revenues and net income for these operations were $1,630,000 and $384,000, respectively, for the six months ended June 30, 2002. The financial results of these operations prior to the sale are reflected in the statements of operations as discontinued operations and all prior periods have been reclassified to conform to this presentation.

6.    Deferred Processing Costs

      Deferred processing costs consist of the following:

                                                                  September 30,    December 31,
      (in thousands)                                                  2003             2002
     ------------------------------------------------------------------------------------------
      Donor tissue to be processed and distributed
         by the Company                                             $ 5,529          $ 2,411
      Tissue in process                                               6,537            5,043
      Processed implantable donor tissue to be distributed
         by the Company                                              12,354            6,234
      Processed implantable donor tissue held for clients             1,867            1,745
     ------------------------------------------------------------------------------------------
                                                                    $26,287          $15,433
     ==========================================================================================

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

7.    Inventories

      Inventories consist of the following:

                                September 30,         December 31,
      (in thousands)                2003                  2002
     -------------------------------------------------------------

      Supplies                     $  296               $  223
      Raw materials                   771                  678
      Finished goods                3,326                3,919
     -------------------------------------------------------------
                                   $4,393               $4,820
     =============================================================

8.    Debt and Financing Arrangements

      In June, 2002, the Company obtained an automatically declining irrevocable standby letter of credit to support the $1,900,000 ($554,000 as of September 30, 2003) due to Medtronic Sofamor Danek, Inc. pursuant to the settlement agreement. The commitment under the standby letter of credit was $1,900,000, but such commitment decreases over time based on a predetermined schedule concurrent with the Company's monthly payments under the settlement. As of September 30, 2003, the standby letter of credit has been reduced to $676,000. The amount committed under the standby letter of credit reduces the Company's availability under its $5,000,000 revolving line of credit. As of September 30, 2003, no amounts were outstanding under the revolving line of credit and $4,324,000 was available.

9.    Commitments and Contingencies

      Litigation

      The following is a description of material developments that occurred in lawsuits reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003. Additionally, the Company is party to other litigation incidental to its business, none of which, individually or in the aggregate, are expected to have a material adverse effect on the Company.

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

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

9.    Commitments and Contingencies (continued)

      On May 30, 2003, the Company entered into a definitive agreement to settle its claims with GenSci arising out of the patent lawsuit. The settlement is for an aggregate of $7.5 million. In August, 2003, the parties amended the definitive settlement agreement to adjust the payment terms of the settlement. Pursuant to the amended agreement, the Company will receive $2.5 million from GenSci upon its exit from bankruptcy and GenSci's merger with IsoTis B.V. ("IsoTis") and the balance of $5.0 million in 20 equal payments of $250,000 plus interest at the federal judgment rate as measured at the end of each quarter to a maximum of 3% per annum. To secure the future amounts to be paid to the Company, GenSci will provide an irrevocable letter of credit in the amount of $5.0 million. On October 14, 2003, the Bankruptcy Court signed an Order confirming GenSci's Plan of Reorganization at which time GenSci emerged from bankruptcy. GenSci's merger with IsoTis was consummated on October 27, 2003. On October 29, 2003 the Company received the initial payment of $2.5 million, a Promissory Note in the amount of $5.0 million and the $5.0 million letter of credit collateralizing the Promissory Note. As a result, the Company will recognize pre-tax income of $7.5 million in the fourth quarter of 2003.

      The settlement also provides that the Company covenants not to sue GenSci for infringing any of the Company's existing patents with respect to GenSci's products currently marketed under the names Accell(TM), DynaGraft(R) II and OrthoBlast(TM) II, as long as GenSci does not change the formulation and composition of the such products. Additionally, the parties have agreed to dismiss all other litigation that is currently pending between them.

      GenSci Orthobiologics, Inc. v. Osteotech, Inc.

      On March 6, 2000, GenSci Orthobiologics, Inc. ("GenSci") filed a complaint in the United States District Court for the Central District of California against the Company, alleging unlawful monopolization and an attempt to monopolize the market for demineralized bone matrix ("DBM") and for entering into agreements in restraint of trade in violation of Sections 1 and 2 of the Sherman Antitrust Act and Section 3 of the Clayton Act; and for unlawful and unfair business practices in violation of Section 17200 of the California Unfair Competition Law. On December 20, 2001, GenSci filed a bankruptcy petition with the United States Bankruptcy Court for the Central District of California. GenSci did not seek relief from the automatic stay to pursue this action. On May 30, 2003, the Company and GenSci executed a Joint Settlement Agreement that, inter alia, requires the dismissal of this action with prejudice within ten days after the Bankruptcy Court's approval of GenSci's Plan of Reorganization. The Bankruptcy Court signed an Order on October 14, 2003 confirming GenSci's Plan of Reorganization. The Consent Judgment and Stipulation of Dismissal were filed with the Court on November 5, 2003, but have not yet been signed by the Court.

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

9.    Commitments and Contingencies (continued)

      "O" Company, Inc. v. Osteotech, Inc.,

      In July, 1998, a complaint was filed against the Company in the Second Judicial District Court, Bernallilo County, New Mexico, which alleges negligence, strict liability, breach of warranties, negligent, misrepresentation, fraud, and violation of the New Mexico Unfair Trade Practices Act arising from allegedly defective dental implant coating and coating services provided to plaintiffs by the Company's subsidiary, Osteotech Implants BV, formerly known as CAM Implants BV. In August, 1998, the Company removed this action to the United States District Court for the District of New Mexico and filed and served its answer, denying any and all liability in this action and moved to dismiss five of the seven claims alleged against it. The Company successfully moved to dismiss plaintiffs' claims for negligence and strict liability. Remaining are claims for breach of warranties, negligent misrepresentation, fraud, and violation of the New Mexico Unfair Trade Practices Act. Plaintiffs are seeking monetary damages in an amount to be determined at trial. On February 13, 2003, the Company filed a motion for summary judgment on the basis that plaintiffs sued the wrong party. On September 17, 2003, the court issued a memorandum opinion and order denying Osteotech's motion for summary judgment. On October 8, 2003, a Rule 16 Settlement Conference was conducted and the parties reached a tentative settlement agreement, which does not obligate the Company to pay monetary damages to the plaintiffs, but assigns certain of the Company's rights under its insurance policies to the plaintiffs. The parties are now in the process of negotiating and preparing mutually acceptable definitive agreements. On October 10, 2003, the Court issued an order staying all proceedings in the action and vacating case management deadlines. In the event the parties are unable to consummate a settlement within thirty days from October 8, 2003, and no further extension is granted, the Court will lift the stay of proceedings and the parties will return to active litigation. On November 10, 2003, the parties filed a motion for an extension to continue negotiations on the settlement documents. If the stay is lifted, further discovery on matters relating to the merits of plaintiffs' claims and the scope of plaintiffs' alleged damages would continue.

      Regner v. Inland Eye & Tissue Bank of Redlands; Thacker v. Inland Eye & Tissue Bank of Redlands; Savitt v. Doheny Eye and Tissue Bank; Sorrels, Decker and Blake v. Inland Eye & Tissue Bank, et al.

      The Company is a defendant with other defendants in several actions pending in the Superior Court for the State of California, Los Angeles County. The Regner case sought class action status and initially alleged causes of action based on a violation of the California Business and Professional Code Section 17200, as well as a number of common law causes of action, including negligence, deceit, and intentional and negligent infliction of emotional distress. Through dismissals, either by the Court or voluntarily by plaintiffs, only the California Business and Professional Code claims, which are based on the allegation that defendants are engaging in the activity of buying or selling organs or tissue for valuable consideration or profit, and certain negligence claims remain with respect to the actions. In addition, the plaintiffs through the Regner case sought class action status and injunctive relief and "restitution" with respect to their California Business and Professional Code claims. To the extent any of the other causes of action lie against the Company, plaintiffs are seeking damages in an unspecified amount.

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

9.    Commitments and Contingencies (continued)

      In September, 2003, a settlement was entered into by the parties in the Savitt case, and plaintiffs subsequently dismissed this lawsuit with prejudice. Also in September, 2003, a global settlement was negotiated in the Regner, Thacker and Sorrels cases. The settlements in the Savitt, Regner, Thacker and Sorrels cases had no impact on the Company's financial position or results of operations. Settlement documents have been finalized, and on November 6, 2003 the Court issued an order dismissing the cases, with prejudice.

      Alphatec Manufacturing v. Osteotech, Inc.

      Alphatec Manufacturing, Inc., the manufacturer of the Affirm(TM) Anterior Cervical Plate System ("Affirm(TM)"), filed an action on July 3, 2002 against the Company in the United States District Court for the Southern District of California. The complaint sets forth causes of action for recovery of contractual penalty, breach of contract, fraud and trade libel arising out of a distribution agreement between the parties. Alphatec is seeking $1.4 million plus interest on the contractual penalty claim, $600,000 on the fraud claim and additional unspecified compensatory damages.

      On August 3, 2003, the Company answered the complaint and asserted counterclaims setting forth causes of action for breach of contract, breach of implied covenant of good faith and fair dealing, fraudulent misrepresentation, fraudulent concealment, unjust enrichment, unfair competition, cancellation or rescission of the contract and indemnification. The Company is seeking compensatory and punitive damages in an amount to be determined at trial as well as reasonable attorney's fees. Discovery has not yet commenced.

      The Company believes that Alphatec's claims are without merit and intends to vigorously defend against such claims. In the fourth quarter of 2002, the Company recorded a provision of approximately $2.5 million, which includes an estimate of the penalty that would be due for the expected shortfall in the second year purchase commitment and an amount to fully reserve all implant inventory and instrumentation associated with Affirm(TM).

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

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

10.   Comprehensive Income

      Comprehensive income for the three months and nine months ended September 30, 2003 and 2002 were as follows:


                                                                   Three months ended            Nine months ended
                                                                      September 30,                September 30,
                                                              -----------------------------------------------------

      (in thousands)                                              2003           2002           2003          2002
      -------------------------------------------------------------------------------------------------------------
      Net income                                                 $ 719         $ 1,007         $4,600        $1,713

      Currency translation adjustments                            (169)            (35)           188           422
      -------------------------------------------------------------------------------------------------------------

      Comprehensive income                                       $ 550         $   972         $4,788        $2,135
      =============================================================================================================

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

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

13.   Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share for the three months and nine months ended September 30, 2003 and 2002:

                                                                     Three Months Ended                    Nine Months Ended
                                                                        September 30,                        September 30,
                                                              -------------------------------------------------------------------
      (dollars in thousands
      except per share data)                                       2003              2002               2003               2002
     ----------------------------------------------------------------------------------------------------------------------------
      Income from continuing operations                          $   719          $   1,007          $   4,600          $   1,620
      Discontinued operations                                                                                                  93
                                                              -------------------------------------------------------------------
      Net income available to
          common shareholders                                    $   719          $   1,007          $   4,600          $   1,713
                                                              ===================================================================
     ----------------------------------------------------------------------------------------------------------------------------
      Denominator for basic earnings
          per share, weighted average common
          shares outstanding                                  17,093,937         16,916,152         17,049,605         15,542,076
      Effect of dilutive securities, stock options               864,158            441,867            654,535            403,086
                                                              -------------------------------------------------------------------
      Denominator for diluted earnings
          per share                                           17,958,095         17,358,019         17,704,140         15,945,162
                                                              ===================================================================
     ----------------------------------------------------------------------------------------------------------------------------
      Basic earnings per share:
          Income from continuing operations                      $   .04          $     .06          $     .27          $     .10
          Discontinued operations                                                                                             .01
                                                              -------------------------------------------------------------------
          Net income                                             $   .04          $     .06          $     .27          $     .11
                                                              ===================================================================
     ----------------------------------------------------------------------------------------------------------------------------
      Diluted earnings per share:
          Income from continuing operations                      $   .04          $     .06          $     .26          $     .10
          Discontinued operations                                                                                             .01
                                                              -------------------------------------------------------------------
          Net income                                             $   .04          $     .06          $     .26          $     .11
                                                              ===================================================================
     ----------------------------------------------------------------------------------------------------------------------------

      Weighted average shares issuable upon the exercise of stock options which were not included in the calculation of diluted earnings per share were 418,850 and 478,300, and 1,144,288 and 1,846,580 for the three months and nine months ended September 30, 2003 and 2002, respectively. Such shares were not included because they were antidilutive.

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

14.   Operating Segments

      Summarized in the table below is financial information for our reportable segments for the three months and nine months ended September 30, 2003 and 2002 after giving effect to the divestiture of the Company's operations in The Netherlands in 2002:

                                                                   Three Months Ended          Nine Months Ended
                                                                      September 30,               September 20,
                                                                ---------------------------------------------------
      (dollars in thousands)                                       2003          2002          2003          2002
     --------------------------------------------------------------------------------------------------------------
      Revenues:
        Demineralized Bone Matrix Segment                        $ 11,534      $ 10,917      $ 35,166      $ 34,558
        Base Tissue Segment                                         9,675         7,273        30,587        25,320
        Other, principally metal spinal implants                    1,926         1,501         4,653         4,907
     --------------------------------------------------------------------------------------------------------------
        Consolidated                                             $ 23,135      $ 19,691      $ 70,406      $ 64,785
     ==============================================================================================================
       Operating income (loss):
         Demineralized Bone Matrix Segment                       $  2,753      $  3,647      $ 10,374      $  8,163
         Base Tissue Segment                                           59        (2,914)        1,904        (5,627)
         Other, principally metal spinal implants                  (1,442)       (3,042)       (3,952)       (4,342)
     --------------------------------------------------------------------------------------------------------------
         Consolidated                                            $  1,370      $ (2,309)     $  8,326      $ (1,806)
     ==============================================================================================================

      During the three months ended September 30, 2003, two of our clients, Musculoskeletal Transplant Foundation ("MTF") and the American Red Cross Tissue Services ("ARC"), from whom we receive revenues in the Demineralized Bone Matrix and Base Tissue Segments, each accounted for 24% and 25%, respectively, of consolidated net revenues and accounted for 29% and 26%, respectively, of consolidated net revenues for the three months ended September 30, 2002. For the nine months ended September 30, 2003, these same two clients accounted for 25% and 26%, respectively, of consolidated net revenues, and 30% and 30%, respectively, of consolidated net revenues for the nine months ended September 30, 2002.

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

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

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

Income from Continuing Operations

Consolidated income from continuing operations was $719,000 or $.04 diluted earnings per share and $4,600,000 or $.26 diluted earnings per share for the three and nine months ended September 30, 2003, respectively, compared to consolidated income from continuing operations of $1,007,000 or $.06 diluted earnings per share and $1,620,000 or $.10 diluted earning per share in the respective corresponding periods in 2002. Both the three and nine months ended September 30, 2003 include an after tax charge of $227,000 related to a reduction in workforce implemented on September 24, 2003. The three months ended September 30, 2002 included an after tax charge of $2,447,000 related to provisions for excess and obsolete metal spinal implant systems and bio-d(R) Threaded Cortical Bone Dowels, and for the rework of tissue placed in quarantine in third quarter 2002, offset by the recognition of an income tax benefit of $2,557,000 related to releasing income tax liabilities which were no longer required. In addition to the items mentioned directly above, the nine months ended September 30, 2002 included an after tax provision of $1,071,000 associated with the Medtronic litigation settlement and an after tax gain of $830,000 related to the sale of the PolyActive(TM) polymer biomaterial technology and patents to IsoTis BV.

The decline in income from continuing operations in the three months ended September 30, 2003 from the same period in 2002 is primarily due to the severance charges related to the reduction in workforce and increased commission costs associated with programs aimed at stabilizing the domestic Grafton(R) DBM business. The improvement in income from continuing operations in the nine months ended September 30, 2003 compared to the corresponding period in 2002 is due to a combination of increased revenues, improved gross margins, continued cost containment and the impact in 2002 of the charges and income tax benefit mentioned above.

Discontinued Operations

On July 10, 2002, we completed the sale of the business and substantially all of the assets, including the assumption of certain liabilities, of our operations in Leiden, The Netherlands for $1,000,000 in cash and a non-interest bearing note with a face value of $1,500,000. These operations represented our ceramic and titanium plasma spray coating services and products. We recognized a loss on the sale of this business of $291,000 in the second quarter of 2002. Revenues and net income from these operations were $1,630,000 and $384,000, respectively, in the nine months ended September 30, 2002.

Net Income

Consolidated net income in the third quarter of 2003 was $719,000 or $.04 diluted net income per share compared to consolidated net income of $1,007,000 or $.06 diluted net income per share in the third quarter of 2002. Consolidated net income for the nine months ended September 30, 2003 was $4,600,000 or $.26 diluted net income per share compared to consolidated net income of $1,713,000 or $.11 diluted net income per share for the nine months ended September 30, 2002.

The following is a discussion of factors affecting results of continuing operations for the three months and nine months ended September 30, 2003 and 2002, after giving effect to the divestiture of the operations of our subsidiary in The Netherlands in 2002.

Net Revenues

Consolidated net revenues increased 17% to $23,135,000 in the third quarter of 2003 compared to consolidated net revenues of $19,691,000 in the corresponding period in 2002. Domestic net revenues increased 14% to $21,134,000 in the third quarter of 2003 from third quarter 2002 domestic net revenues of $18,489,000. The increase in domestic revenues was due primarily to increased base tissue processing fees as a result of a 112% increase in donors processed, shipments of the Optium(TM) DBM carrier product, a 64% increase in metal spinal implant revenues and the impact of our 2003 price increases; partially offset by a 6% decline in domestic Grafton(R) DBM revenue principally as a result of a decline in unit sales volume. Foreign-based revenues increased 66% to $2,001,000 in the third quarter of 2003 from $1,202,000 in the same period in 2002. The increase in foreign-based revenues was primarily a result of increased unit sales volume in Grafton(R) DBM and OsteoPure(TM)Allogeneic Cancellous Tissue, increased base tissue processing fees and 2003 price increases; partially offset by a decline in bovine tissue unit sales volume.

Consolidated net revenues increased 9% to $70,406,000 for the nine months ended September 30, 2003 compared to consolidated revenues of $64,785,000 in the corresponding period in 2002. Domestic net revenues increased 5% in the nine months ended September 30, 2003 to $64,317,000 from $61,212,000 in the corresponding period in 2002. The increase in domestic revenues was due primarily to increased base tissue processing fees as a result of a 33% increase in donors processed, including the release of a portion of the donors that were subject to our 2002 tissue quarantine, increased bio-implant units shipped, shipments of the Optium(TM) DBM carrier product, increased sales of metal spinal implants and the impact of our 2003 price increases; partially offset by a decline in unit sales volume in Grafton(R) DBM. Foreign-based revenues increased 70% to $6,089,000 for the nine months ended September 30, 2003 from $3,573,000 for the nine months ended September 30, 2002. The increase in foreign-based revenues was primarily a result of increased unit sales volume in Grafton(R) DBM and OsteoPure(TM) Allogeneic Cancellous Tissue, increased base tissue processing fees and 2003 price increases; partially offset by a decline in bovine tissue unit sales volume.

Demineralized Bone Matrix ("DBM") Segment (formerly the Grafton(R) DBM Segment), or DBM Segment, revenues increased 6% to $11,534,000 in the third quarter of 2003 from revenues of $10,917,000 in the corresponding period in 2002. DBM Segment revenues of $35,166,000 for the nine months ended September 30, 2003 increased 2% from DBM Segment revenues of $34,558,000 for the nine months ended September 30, 2002. Domestic DBM Segment revenues were relatively flat in third quarter 2003 at $10,335,000 compared to revenues of $10,343,000 in third quarter 2002 primarily due to a 6% decline in Grafton(R) DBM revenues as a result of a decline in unit sales volume, offset by shipments of the Optium(TM) DBM carrier product and the effects of the 2003 price increases. Domestic Grafton(R) DBM revenues decreased 4% to $31,609,000 for the nine months ended September 30, 2003 from $33,003,000 for the corresponding period in the prior year. The decrease resulted primarily from a decline in Grafton(R) DBM unit sales volume due to continuing strong competition resulting in a 9% decline in domestic Grafton(R) DBM revenues in the nine months ended September 30, 2003, partially offset by shipments of the Optium(TM) DBM carrier product and the effects of the 2003 price increases. To address the continued decline in domestic Grafton(R) DBM unit volume and revenues, in third quarter 2003, we have provided additional commission incentives to our sales force and have initiated sales and marketing programs, which include aggressively priced contracts for fixed contractual periods with Osteotech branded Grafton Plus(TM) DBM Paste for competitive accounts. Foreign-based Grafton(R) DBM revenues increased 109% to $1,199,000 in the third quarter of 2003 from revenues of $573,000 in the corresponding period in the prior year and increased 129% to $3,557,000 for the nine months ended September 30, 2003 from $1,554,000 for the nine months ended September 30, 2002. These increases were primarily the result of increased unit sales volume and the effects of the 2003 price increases.

Base Allograft Tissue Segment, or Base Tissue Segment, revenues increased 33% to $9,675,000 in the third quarter of 2003 from $7,273,000 in the corresponding period in 2002. The increase is principally the result of a 106% increase in base tissue processing fees as a result of a 112% increase in the number of donors processed for our clients, including the release of a portion of the donors that were subject to our 2002 tissue quarantine, and the direct distribution of Osteotech labeled base allograft tissue, a 27% increase in OsteoPure(TM) Allogeneic Cancellous Tissue revenues and the impact of our 2003 price increases. Base Tissue Segment revenues increased 21% to $30,587,000 for the nine months ended September 30, 2003 from $25,320,000 in the corresponding period in 2002. The increase is principally the result of a 39% increase in base tissue processing fees as a result of a 33% increase in the number of donors processed for our clients, including the release of a portion of the donors that were subject to our 2002 tissue quarantine, and the direct distribution of Osteotech labeled base allograft tissue, an 8% increase in bio-implant revenues as a result of increased unit sales volume, a 78% increase in OsteoPure(TM) Allogeneic Cancellous Tissue revenues and the impact of our 2003 price increases. As part of the settlement of a lawsuit in the second quarter of 2002, we removed our bio-d(R) Threaded Cortical Bone Dowel, or bio-d(R) Dowel, from the market in January, 2003. Revenues for the bio-d(R) Dowel were $192,000 in the third quarter of 2002, and $40,000 and $1,189,000 for the nine months ended September 30, 2003 and 2002, respectively. Base tissue processing revenues in third quarter 2002 were negatively impacted by the effects of the temporary suspension of Base Tissue Segment processing from which the Company placed tissue processed in third quarter 2002 from 693 donors in quarantine.

Revenue from other product lines increased 28% in the third quarter of 2003 to $1,926,000 from $1,501,000 in the same period in 2002 and declined 5% for the nine months ended September 30, 2003 to $4,653,000 from $4,907,000 in the corresponding period in 2002. Metal spinal implant system revenues increased 64% in the third quarter of 2003 and 5% for the nine months ended September 30, 2003 compared to the corresponding periods in 2002, principally as a result of sales from three product lines manufactured by

SpineVision, partially offset by a decline in revenues associated with the suspension of the sale and distribution of the Affirm(TM) Anterior Cervical Plate System in October, 2002 due to a higher than normal level of complaints. Revenues from the Affirm(TM) Anterior Cervical Plating System were $404,000 and $1,133,000 for the three and nine months ended September 30, 2002, respectively. Bovine tissue product revenues declined 44% in the three months ended September 30, 2003 and 29% for the nine months ended September 30, 2003 compared to the corresponding periods in 2002, primarily as a result of lower unit sales volume. In February, 2003, we entered into a three-year distribution agreement with SpineVision SA, which allows us to distribute SpineVision's C3(TM) Anterior Cervical Plate System, the Plus(TM) Pivot Link Universal System and the Uni-Thread(TM) Versatile Thoraco-Lumbar Spinal System in the United States. The initial phase of the agreement is a Trial Period, as defined in the agreement, which expired in October, 2003. Since the Uni-Thread(TM) System was not introduced to the market until September, 2003, in October, 2003, the parties agreed to extend the Trial Period until January 31, 2004 in order to allow for a sufficient period of time to complete the evaluation of the Uni-Thread(TM) System.

During the three months ended September 30, 2003, two of our clients in the DBM and Base Tissue Segments, the Musculoskeletal Transplant Foundation, or MTF, and the American Red Cross, or ARC, each accounted for 24% and 25%, respectively, of consolidated net revenues. In the three months ended September 30, 2002, MTF and ARC accounted for 29% and 26%, respectively, of consolidated net revenues. In the nine months ended September 30, 2003, these same clients accounted for 25% and 26%, respectively, of consolidated revenues, and accounted for 30% and 30%, respectively, of consolidated revenues for the nine months ended September 30, 2002. We have processing agreements with each of these clients. The MTF agreement expires in December, 2008 and the ARC agreement expires in December, 2006.

We market Grafton(R) DBM as a human tissue-based product pursuant to an August, 1995 designation from the Food and Drug Administration, or FDA. In March, 2002, the FDA informed us that they were changing the regulatory status of Grafton(R) DBM and will henceforth regulate it as a medical device. We communicated to the FDA that we believe its initial designation of Grafton(R) DBM as a human tissue-based product was and still is correct. In this regard, we have provided information to the FDA that we believe should cause the FDA to reconsider the position it has expressed in its March, 2002 letter as it relates to Grafton(R) DBM. On February 26, 2003, we met with representatives of the FDA to present our facts and views. On October 30, 2003, we received further correspondence from the FDA indicating that after considering the information we provided them in the February, 2003 meeting, the FDA still believes that a 510(k) should be submitted for Grafton(R) DBM. The Company has not submitted a 510(k) and we continue to disagree with the FDA's opinion and we intend to continue to have a dialog with the FDA to further present our point of view.

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

We also market Grafton Plus(TM) DBM as a human tissue-based product. In its October 30, 2003 letter, the FDA indicated that its determination regarding Grafton(R) DBM is also to be applied to Grafton Plus(TM) DBM. If the FDA maintains its position that all products consisting of demineralized bone with a carrier should be regulated as a medical device, we would also be required to obtain FDA clearance or approval for Grafton Plus(TM) DBM and any other DBM carrier product we may process, including the Optium(TM) DBM carrier product we process for LifeNet(R) and which is marketed by DePuy Spine and DePuy Orthopaedics, and to comply with other medical device requirements for those products.

Gross Profit

Consolidated gross profit as a percentage of consolidated net revenues was 53% in the third quarter of 2003 compared to 36% in the third quarter of 2002. Consolidated gross profit as a percentage of consolidated net revenues was 57% for the nine months ended September 30, 2003 compared to 51% for the nine months ended September 30, 2002. The improvement in gross profit margin in both periods of 2003 was primarily the result of increased revenues, which generated higher production levels and greater absorption of the fixed costs associated with tissue processing. The corresponding periods of 2002 were negatively impacted by the temporary suspension of Base Tissue Segment processing operations and provisions for excess and obsolete inventories and the estimated cost to rework tissue placed in quarantine in third quarter 2002. We expect that consolidated gross profit margins will decline slightly in future periods primarily as a result of expected revenue growth in our lower gross profit margin product lines, which will only be partially offset by revenue growth in our higher gross profit margin product lines.

Marketing, Selling, General and Administrative Expenses

Consolidated marketing, selling, general and administrative expenses increased 18% in third quarter 2003 to $9,806,000 from $8,309,000 in the corresponding period in 2002, and declined 3% for the nine months ended September 30, 2003 to $28,873,000 from $29,849,000 for the nine months ended September 30, 2002. The increase in marketing, selling, general and administrative expenses in the third quarter of 2003 as compared to the third quarter of 2002 is primarily due to increased commission costs associated with higher revenues and programs aimed at stabilizing the domestic Grafton(R) DBM business, increased selling costs associated with a shift in our domestic sales force towards more direct sales representation from agency representation and severance costs associated with the reduction in workforce. The decreases in marketing, selling, general and administrative expenses in the nine months ended September 30, 2003 compared to the corresponding period in 2002 relates mainly to decreased legal fees as a result of the settlement of a number of our lawsuits in the first half of 2002 and the cessation of our funding of the American Tissue Services Foundation; partially offset by increased costs for insurance coverage as a result of the tightening of the insurance markets, increased commission costs associated with higher revenues and programs aimed at stabilizing the domestic Grafton(R) DBM business, increased selling costs associated with a shift in our domestic sales force to direct sales representative from agency representation and severance costs associated with the reduction in workforce.

Research and Development Expenses

Consolidated research and development expenses increased 9% in the third quarter of 2003 to $1,095,000 from $1,002,000 in the corresponding period in 2002, and increased 1% in the nine months ended September 30, 2003 to $3,020,000 from $2,990,000 in the nine months ended September 30, 2002. The increases primarily related to spending on certain on-going research and development projects, including efforts for the continued development of new Grafton(R) DBM and bio-implant tissue forms and our Plexus(TM) Technology.

Litigation Settlement Charge

In April, 2002, we settled a patent lawsuit and agreed to pay an aggregate of $1,900,000 in 24 equal monthly installments, without interest. We recorded a charge of $1,785,000 related to this settlement representing the present value of the amounts due in the second quarter of 2002.

Operating Income

Consolidated operating income increased $3,679,000 to $1,370,000 in the third quarter of 2003 from an operating loss of $2,309,000 in the third quarter of 2002. Consolidated operating income increased $10,132,000 for the nine months ended September 30, 2003 to $8,326,000 from an operating loss of $1,806,000 for the nine months ended September 30, 2002. Included in the nine months ended September 30, 2002 is the aforementioned litigation settlement charge of $1,785,000.

DBM Segment operating income declined to $2,753,000 in the three months ended September 30, 2003 from $3,647,000 in the same period in 2002. The decrease results principally from a decline in gross profit margins as a result of increased revenues in international DBM revenues, which generate a significantly lower gross profit margin than domestic DBM revenues, increased commission costs associated with programs aimed at stabilizing the domestic Grafton(R) DBM business and increased selling costs associated with a shift in our domestic sales force to direct sales representative from agency representation. DBM Segment operating income increased to $10,374,000 for the nine months ended September 30, 2003 from $8,163,000 in the corresponding period in 2002. The improvement in operating income in the nine months ended September 30, 2003 compared to the same period in 2002 is due primarily to lower operating expenses, principally from a $2,365,000 reduction in legal fees, partially offset by a decline in gross profit margins.

Base Tissue Segment operating income improved $2,973,000 in the third quarter of 2003 to $59,000 from an operating loss of $2,914,000 in the corresponding period in 2002, and improved $7,531,000 for the nine months ended September 30, 2003 to $1,904,000 from an operating loss of $5,627,000 for the nine months ended September 30, 2002. The improvements in both periods resulted primarily from the increase in revenues and improved gross profit margins. The 2002 periods were negatively impacted by the temporary suspension of Base Tissue Segment processing operations, the provisions for excess and obsolete bio-d(R) Dowels, the estimated cost to rework tissue placed in quarantine in third quarter 2002 and, in the nine months ended September 20, 2002, by the litigation settlement charge of $1,785,000.

Operating losses associated with other revenues were $1,442,000 and $3,952,000 for the three months and nine months ended September 30, 2003, respectively, and were $3,042,000 and $4,342,000 for the same respective periods in 2002. The operating loss is generated primarily from our metal spinal implant product line due to the costs associated with the infrastructure established to support these product lines which were not offset by sufficient unit volume, increased costs associated with marketing, selling and promotional activities and increased legal fees. The operating losses in 2002 were primarily due to our metal spinal implant product line resulting from the costs associated with the infrastructure established to support these product lines which were not offset by sufficient unit volume and the provisions of $2,145,000, which were recorded for excess and obsolete metal spinal implant products.

Other Income (Expense)

Other income (expense), which primarily represents interest expense, net of interest income, was $126,000 and $590,000 for the three months and nine months ended September 30, 2003, respectively, compared to interest expense, net of interest income, of $162,000 and $782,000 in the corresponding periods in 2002, respectively.

In May, 2002, we completed the sale of the PolyActive(TM) polymer biomaterial technology and patents to IsoTis BV for $1,000,000 in cash. We recognized a $950,000 gain on this transaction after deducting costs and expenses.

Income Tax Provision

The effective income tax rate for the three months and nine months ended September 30, 2003 was 42% and 41%, respectively, which exceeded the United States federal statutory rate principally due to domestic state income taxes.

For the three months and nine months ended September 30, 2002, we recognized an income tax benefit from continuing operations primarily due to losses incurred in our domestic operation and our ability to utilize previously unrecognized net operating loss carryforwards, which carried a full valuation allowance, to offset foreign income and the reversal of liabilities for previously deferred income tax benefits of $2,557,000 that are no longer required. In addition, we did not record an income tax provision for discontinued operations due to our ability to utilize additional foreign net operating loss carryforwards to offset taxable income.

In the nine month period ended September 30, 2002, we utilized approximately $2,000,000 (tax effect of approximately $680,000) of our historical net operating loss carryforwards relating to our subsidiary in The Netherlands.

Liquidity and Capital Resources

At September 30, 2003 we had cash, cash equivalents and short-term investments of $12,236,000 compared to $13,988,000 at December 31, 2002. We invest excess cash in U.S. Government-backed securities and investment grade commercial paper of major U.S. corporations. The decline in cash, cash equivalents and short-term investments was primarily due to continued investments in deferred processing costs as we expand our allograft tissue inventories, partially offset by improvements in operating results and the receipt of a Federal income tax refund. Working capital increased $7,554,000 to $49,473,000 at September 30, 2003 compared to $41,919,000 at December 31, 2002. The increase in working capital resulted primarily from an increase in accounts receivables from clients and customers as a result of the increase in revenues in 2003 as compared to fourth quarter 2002 and additional investments in deferred processing costs, partially offset by an increase in accounts payable and accrued expenses.

Net cash provided by operating activities was $1,686,000 and $1,521,000 in the nine months ended September 30, 2003 and 2002, respectively. The increase resulted primarily from improved profitability compared to the prior year, an increase in accounts payable and accrued expenses and the receipt of a Federal income tax refund; partially offset by an increase in accounts receivables from clients and customers as a result of the increase in revenues in 2003 as compared to fourth quarter 2002 and additional investments in deferred processing costs.

Cash provided by investing activities was $2,115,000 for the nine months ended September 30, 2003 compared to cash used in investing activities of $6,120,000 for the nine months ended September 30, 2002. Cash provided by investing activities in 2003 was primarily generated from the sale of short-term investments of $3,948,000, partially offset by capital expenditures of $1,326,000. Cash used in investing activities in 2002 was principally the result of capital expenditures of $4,253,000, the purchase of short-term investments of $3,948,000, partially offset by the proceeds received from the sale of our subsidiary in The Netherlands and the sale of the PolyActive(TM) polymer biomaterial technology and patents to IsoTis BV.

Net cash used in financing activities was $1,406,000 for the nine months ended September 30, 2003 and cash provided by financing activities was $14,239,000 for the nine months ended September 30, 2002. Net cash used in financing activities in 2003 was principally the result of payments on long-term debt, partially offset by proceeds from the sale of common stock associated with employee stock option exercises and our employee stock purchase plan. Cash provided by financing activities in 2002 primarily resulted from the sale of 2.8 million shares of common stock in May, 2002 at a price of $6.25 generating net proceeds of $15,756,000, sales of common stock associated with employee stock option exercises and our employee stock purchase plan, partially offset by principal payments on long-term debt.

We have a Credit Facility with a U.S. bank that includes: a $5,000,000 revolving line of credit, a building mortgage loan, and an equipment term loan. At September 30, 2003, there were no borrowings under the revolving line of credit, $4,040,000 was outstanding under the building mortgage loan and $12,548,000 was outstanding under the equipment term loan. In support of the amounts due under the settlement of certain patent litigation, we provided an automatically declining irrevocable standby letter of credit in an original amount of $1,900,000. As of September 30, 2003, the standby letter of credit has been reduced to $676,000. Amounts committed under this standby letter of credit decrease over time based on a predetermined schedule concurrent with our monthly payments under the settlement and reduce the amounts available under the revolving line of credit. As of September 30, 2003, no amounts were outstanding under the revolving line of credit and $4,324,000 was available.

As of September 30, 2003, there were no material changes in our contractual obligations or long-term debt from that disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources" in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act) as of September 30, 2003 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.

Changes in internal controls

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their last evaluation.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following is a description of material developments that occurred in lawsuits reported in our Annual Report on Form 10-K for the year ended December 31, 2002 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003. Additionally, we are a party to other litigation incidental to our business, none of which, individually or in the aggregate, are expected to have a material adverse effect.

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

On May 30, 2003, we entered into a definitive agreement to settle our claims with GenSci arising out of the patent lawsuit. The settlement is for an aggregate of $7.5 million. In August, 2003, the parties amended the definitive settlement agreement to adjust the payment terms of the settlement. Pursuant to the amended agreement, we will receive $2.5 million from GenSci upon its exit from bankruptcy and GenSci's merger with IsoTis B.V. ("IsoTis") and the balance of $5.0 million in 20 equal payments of $250,000 plus interest at the federal judgment rate as measured at the end of each quarter to a maximum of 3% per annum. To secure the future amounts to be paid to us, GenSci will provide an irrevocable letter of credit in the amount of $5.0 million. On October 14, 2003, the Bankruptcy Court signed an Order confirming GenSci's Plan of Reorganization at which time GenSci emerged from bankruptcy. GenSci's merger with IsoTis was consummated on October 27, 2003. On October 29, 2003 we received the initial payment of $2.5 million, a Promissory Note in the amount of $5.0 million and the $5.0 million letter of credit collateralizing the Promissory Note. As a result, we will recognize pre-tax income of $7.5 million in the fourth quarter of 2003.

The settlement also provides that we covenant not to sue GenSci for infringing any of our existing patents with respect to GenSci's products currently marketed under the names Accell(TM), DynaGraft(R) II and OrthoBlast(TM) II, as long as GenSci does not change the formulation and composition of such products. Additionally, the parties have agreed to dismiss all other litigation that is currently pending between them.

GenSci Orthobiologics, Inc. v. Osteotech, Inc.

On March 6, 2000, GenSci Orthobiologics, Inc. ("GenSci") filed a complaint in the United States District Court for the Central District of California against us, alleging unlawful monopolization and an attempt to monopolize the market for demineralized bone matrix ("DBM") and for entering into agreements in restraint of trade in violation of Sections 1 and 2 of the Sherman Antitrust Act and
Section 3 of the Clayton Act; and for unlawful and unfair business practices in violation of Section 17200 of the California Unfair Competition Law. On December 20, 2001, GenSci filed a bankruptcy petition with the United States Bankruptcy Court for the Central District of California. GenSci did not seek relief from the automatic stay to pursue this action. On May 30, 2003, the parties executed a Joint Settlement Agreement that, inter alia, requires the dismissal of this action with prejudice within ten days after the Bankruptcy Court's approval of GenSci's Plan of Reorganization. The Bankruptcy Court signed an Order on October 14, 2003 confirming GenSci's Plan of Reorganization. The Consent Judgment and Stipulation of Dismissal were filed with the Court on November 5, 2003, but have not yet been signed by the Court.

"O" Company, Inc. v. Osteotech, Inc.,

In July, 1998, a complaint was filed against us in the Second Judicial District Court, Bernallilo County, New Mexico, which alleges negligence, strict liability, breach of warranties, negligent, misrepresentation, fraud, and violation of the New Mexico Unfair Trade Practices Act arising from allegedly defective dental implant coating and coating services provided to plaintiffs by our subsidiary, Osteotech Implants BV, formerly known as CAM Implants BV. In August, 1998, we removed this action to the United States District Court for the District of New Mexico and filed and served our answer, denying any and all liability in this action and moved to dismiss five of the seven claims alleged against us. We successfully moved to dismiss plaintiffs' claims for negligence and strict liability. Remaining are claims for breach of warranties, negligent misrepresentation, fraud, and violation of the New Mexico Unfair Trade Practices Act. Plaintiffs are seeking monetary damages in an amount to be determined at trial. On February 13, 2003, we filed a motion for summary judgment on the basis that plaintiffs sued the wrong party. On September 17, 2003, the court issued a memorandum opinion and order denying our motion for summary judgment. On October 8, 2003, a Rule 16 Settlement Conference was conducted and the parties reached a tentative settlement agreement, which does not obligate us to pay monetary damages to the plaintiffs, but assigns certain of our rights under our insurance policies to the plaintiffs. The parties are now in the process of negotiating and preparing mutually acceptable definitive agreements. On October 10, 2003, the Court issued an order staying all proceedings in the action and vacating case management deadlines. In the event the parties are unable to consummate a settlement within thirty days from October 8, 2003, and no further extension is granted, the Court will lift the stay of proceedings and the parties will return to active litigation. On November 10, 2003, the parties filed a motion for an extension to continue negotiations on the settlement documents. If the stay is lifted, further discovery on matters relating to the merits of plaintiffs' claims and the scope of plaintiffs' alleged damages would continue.

Regner v. Inland Eye & Tissue Bank of Redlands; Thacker v. Inland Eye & Tissue Bank of Redlands; Savitt v. Doheny Eye and Tissue Bank; Sorrels, Decker and Blake v. Inland Eye & Tissue Bank, et al.

We are a defendant with other defendants in several actions pending in the Superior Court for the State of California, Los Angeles County. The Regner case sought class action status and initially alleged causes of action based on a violation of the California Business and Professional Code Section 17200, as well as a number of common law causes of action, including negligence, deceit, and intentional and negligent infliction of emotional distress. Through dismissals, either by the Court or voluntarily by plaintiffs, only the California Business and Professional Code claims, which are based on the allegation that defendants are engaging in the activity of buying or selling organs or tissue for valuable consideration or profit, and certain negligence claims remain with respect to the actions. In addition, the plaintiffs through the Regner case sought class action status and injunctive relief and "restitution" with respect to their California Business and Professional Code claims. To the extent any of the other causes of action lie against us, plaintiffs are seeking damages in an unspecified amount.

In September, 2003, a settlement was entered into by the parties in the Savitt case, and plaintiffs subsequently dismissed this lawsuit with prejudice. Also in September, 2003, a global settlement was negotiated in the Regner, Thacker and Sorrels cases. The settlements in the Savitt, Regner, Thacker and Sorrels cases had no impact on our financial position or results of operations. Settlement documents have been finalized, and on November 6, 2003 the Court issued an order dismissing the cases, with prejudice.

Alphatec Manufacturing v. Osteotech, Inc.

Alphatec Manufacturing, Inc., the manufacturer of the Affirm(TM) Anterior Cervical Plate System ("Affirm(TM)"), filed an action on July 3, 2002 against us in the United States District Court for the Southern District of California. The complaint sets forth causes of action for recovery of contractual penalty, breach of contract, fraud and trade libel arising out of a distribution agreement between the parties. Alphatec is seeking $1.4 million plus interest on the contractual penalty claim, $600,000 on the fraud claim and additional unspecified compensatory damages.

On August 3, 2003, we answered the complaint and asserted counterclaims setting forth causes of action for breach of contract, breach of implied covenant of good faith and fair dealing, fraudulent misrepresentation, fraudulent concealment, unjust enrichment, unfair competition, cancellation or rescission of the contract and indemnification. We are seeking compensatory and punitive damages in an amount to be determined at trial as well as reasonable attorney's fees. Discovery has not yet commenced.

We believe that Alphatec's claims are without merit and intend to vigorously defend against such claims. In the fourth quarter of 2002, we recorded a provision of approximately $2.5 million, which includes an estimate of the penalty that would be due for the expected shortfall in the second year purchase commitment and an amount to fully reserve all implant inventory and instrumentation associated with Affirm(TM).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits (numbered in accordance with Item 601 of Regulation S-K)

      Exhibit                                                                           Page
      Number     Description                                                           Number
      ------     -----------                                                           ------
         3.1     Restated Certificate of Incorporation of Osteotech, as amended           ^

         3.2     Third Amended and Restated Bylaws of Osteotech                           ^

         3.3     Certificate of Retirement and Prohibition of Reissuance of Shares
                 of Osteotech, Inc. dated April 4, 2002                                   ^^

         4.1     Rights Agreement dated as of February 1, 1996 between Osteotech,
                 Inc. and Registrar and Transfer Co., as amended                          ^

       10.43     First Amendment dated August 21, 2003, to the Joint Settlement
                 Agreement and Agreements for Release of Claims and Amendment of
                 Plan of Reorganization dated May 30, 2003 among Osteotech, Inc.,
                 GenSci Orthobiologics, Inc. and GenSci Regeneration Sciences, Inc.       *

        31.1     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                 Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                *

        31.2     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                 Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002                *

        32.1     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                *

        32.2     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002                *

*     Filed herewith.

^ Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference thereto.

^^ Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference thereto.

(b)   Reports on Form 8-K

      On September 26, 2003, we filed with the Commission a Current Report on Form 8-K to announce a reduction in our workforce effective September 24, 2003.

      On July 25, 2003, we filed with the Commission a Current Report on Form 8-K to announce our financial results for the quarter ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2003                       Osteotech, Inc.
                                              ----------------------------------
                                              (Registrant)


Date: November 12, 2003              By:      /S/ Richard W. Bauer
                                              ----------------------------------
                                              Richard W. Bauer
                                              President, Chief Executive Officer
                                              (Principal Executive Officer)


Date: November 12, 2003              By:      /S/ Michael J. Jeffries
                                              ----------------------------------
                                              Michael J. Jeffries
                                              Executive Vice President,
                                              Chief Financial Officer
                                              (Principal Financial Officer and
                                              Chief Accounting Officer)