Form 10-K/A
period 2002-12-31
OSTEOTECH INC
filed 2004-03-12
CIK 874734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No | |

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

                                 OSTEOTECH, INC.

                         2002 Form 10-K/A Annual Report

                                TABLE OF CONTENTS

Section                                                                     Page

Explanatory Note                                                               1

PART I

      Item 1.  Business                                                        1
      Item 2.  Properties                                                     31
      Item 3.  Legal Proceedings                                              32
      Item 4.  Submissions of Matters to a Vote of Security Holders           38

PART II

      Item 5.  Market for the Registrant's Common Equity and Related
               Stockholder Matters                                            39
      Item 6.  Selected Financial Data                                        41
      Item 7.  Management's Discussion And Analysis Of Financial
               Condition And Results Of Operations                            42
      Item 7A. Quantitative and Qualitative Disclosures About Market Risk     66
      Item 8.  Restated Financial Statements and Supplementary Data           66
      Item 9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                            66
      Item 9A. Controls and Procedures                                        66


PART III

      Item 10. Directors and Executive Officers of the Registrant             68
      Item 11. Executive Compensation                                         68
      Item 12. Security Ownership of Certain Beneficial Owners
               and Management                                                 68
      Item 13. Certain Relationships and Related Transactions                 68
      Item 14. Principal Accountant Fees and Services                         68

PART IV

      Item 15. Exhibits, Financial Statement Schedules and Reports
               on Form 8-K                                                    69

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

      We maintain a website at www.osteotech.com to provide information to the general public and our shareholders on our tissue forms, products, resources and services along with general information on Osteotech and its management, career opportunities, financial results and press releases. Copies of our most recent Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q or our other reports filed with the Securities and Exchange Commission, or SEC, can be obtained, free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to the SEC, from our Investor Relations Department by calling 732-542-2800, through an e-mail request from our website at www.osteotech.com/finrequest.htm, or through the SEC's website by clicking the direct link from our website at www.osteotech.com/finrequest.htm or directly from the SEC's website at www.sec.gov. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K/A.

                                     PART I

Explanatory Note

      We are filing this amendment to our Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Securities and Exchange Commission on March 31, 2003, to reflect the restatement of our consolidated financial statements for the three years ended December 31, 2002. The restatement corrects errors related to over accruals of certain expenses caused by a flaw in the Company's computer software identified during our year end closing procedures. As a result of a review and analysis related to this flaw, it was determined that the error impacted our consolidated financial statements beginning in 1996. The pre-tax impact on results of operations of correcting the error related to the computer flaw was $315,000 in 2002, $374,000 in 2001, $44,000 in 2000,
$62,000 in 1999, $35,000 in 1998, $22,000 in 1997 and $29,000 in 1996. Included
herein in Item 8, "Restated Financial Statements and Supplementary Data" are restated consolidated balance sheets as of December 31, 2002 and 2001 and restated consolidated statements of operations, changes in stockholders' equity and cash flows for the three years ended December 31, 2002 and related footnotes. See Note 1 of "Notes to Consolidated Financial Statements" for a detailed disclosure of the impacts of this restatement.

      This amendment is limited in scope to the portions of our Annual Report on Form 10-K/A for the year ended December 31, 2002 set forth below and does not amend, update or change any other items or disclosures contained in the original Form 10-K filed on March 31, 2003. Changes have also been made to the following additional items in this Annual Report on Form 10-K/A as a result of the restatements:

      o Item 6, "Selected Financial Data" for the five years ended December 31, 2002

      o Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations"

      o     Item 8, "Restated Financial Statements and Supplementary Data"

      o     Item 9A, "Controls and Procedures"

      o     Item 15, "Exhibits, Financial Statement Schedules and Reports on
            Form 8-K"

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

       Information relating to our revenues for the years ended December 31, 2002, 2001 and 2000 by geographic area is summarized as follows:

      (in thousands)                   United States     Europe     Consolidated
      --------------------------------------------------------------------------
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

                             U.S. Bone Graft Market
                                      2002

Specialty                     Graft Procedures(1)       Allograft Market Size(1)
---------                     -------------------       ------------------------
Spinal Fusions                     328,000
General Orthopaedics               238,000
Craniomaxillofacial                 77,000
                               -----------
Total                              643,000
Average Selling Price(2)       $     1,994
                               -----------
Market Size (000)              $ 1,282,000                   $508,000 (40%)

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

                    Grafton(R) DBM U.S. Procedure Penetration

                                      2002
                       ---------------------------------------
                                 Grafton(R) DBM
                       ---------------------------------------
                                                     Percent
Specialty              Potential(1)    Actual(2)   Penetration
---------              ------------    ---------   -----------
Spinal Fusions           328,000        38,129        11.6%
General Orthopaedics     238,000        40,386        17.0%
Craniomaxillofacial       77,000        12,500        16.2%
                          ------        ------        ----
Total                    643,000        91,015        14.2%

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

      Medtronic Sofamor Danek, Inc., Sofamor Danek L.P. and Sofamor Holdings, Inc. v. Osteotech, Inc.

      In July, 1999, Medtronic Sofamor Danek Inc., Sofamor Danek L.P. and Sofamor Danek Holdings, Inc. (collectively, "Danek") sued us in the United States District Court for the Western District of Tennessee alleging that certain instruments and instrument sets relating to cortical bone dowel products, including the bio-d(R) Threaded Cortical Bone Dowel and Endodowel, or bio-d(R)manufactured, sold and/or otherwise distributed by us infringe on certain claims of U.S. Patent Nos. 5,741,253, 5,484,437 and 6,096,038 which are owned by Danek.

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

Year Ended December 31, 2002    High          Low
---------------------------------------------------
First Quarter                  $  9.37      $  5.75
Second Quarter                 $  8.29      $  6.39
Third Quarter                  $ 11.01      $  5.16
Fourth Quarter                 $  6.92      $  4.59


Year Ended December 31, 2001    High          Low
---------------------------------------------------
First Quarter                  $  7.44      $  4.50
Second Quarter                 $  6.00      $  4.00
Third Quarter                  $  5.20      $  2.13
Fourth Quarter                 $  6.35      $  2.91


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

                                                                             Number of securities
                                                                             remaining available
                               Number of securities                          for future issuance
                               to be issued upon      Weighted-average       under equity
                               exercise of            exercise price of      compensation plans
                               outstanding options,   outstanding options,   (excluding securities
Plan Category                  warrants and rights    warrants and rights    reflected in column (a))
-------------                  --------------------   --------------------   ------------------------
                                       (a)                    (b)                      (c)
Equity compensation plans
approved by security holders        2,405,312                $9.26                   150,105

Equity compensation plans not
approved by security holders

      Total                         2,405,312                $9.26                   150,105

Item 6.  Selected Financial Data

      Set forth below is the selected financial data for the five fiscal years ended December 31, 2002. The selected financial data has been restated to correct for the over accrual of certain expenses resulting from a flaw in our computer software as discussed in Part I, "Explanatory Note" and Note 1 of "Notes to Consolidated Financial Statements". The following data should be read in conjunction with our consolidated financial statements and related notes thereto contained elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations." All per share data have been adjusted for the three-for-two stock split in the form of a 50% stock dividend we effected in March, 1999.

Selected Financial Data
(dollars in thousands except per share
data)                                         2002           2001           2000         1999           1998
For the Year ended December 31,            (Restated)     (Restated)     (Restated)   (Restated)     (Restated)
                                           ----------     ----------     ----------   ----------     ----------
Consolidated Results of Operations
Net revenues                               $    83,374    $    75,715    $    74,111   $    73,642   $    57,076
Gross profit                                    37,103         42,735         47,518        50,690        40,508
Operating expenses                              42,183         48,628         40,199        32,694        23,869
Income (charge) from
   litigation settlement                        (1,785)             0          1,000         2,000             0
Operating income (loss)                         (6,865)        (5,893)         8,319        19,996        16,639
Other income, net                                   29            129          1,019         1,133           978
Income (loss) from continuing
   operations before income taxes               (6,836)        (5,764)         9,338        21,129        17,617
Income (loss) from continuing operations        (1,248)        (3,817)         5,247        12,572        10,494
Income (loss) from continuing
   operations per share
   Basic                                          (.08)          (.28)           .37           .90           .79
   Diluted                                        (.08)          (.28)           .37           .86           .74
Dividends per share                                  0              0              0             0             0
Year End Financial Position
Working capital                            $    42,447    $    24,778    $    29,239   $    37,171   $    26,424
Total assets                                   114,732        107,017        104,362        89,671        57,079
Long-term obligations, net of current
portion                                         15,922         18,683         19,930         6,359             0
Stockholders' equity                            84,023         68,125         71,967        69,495        45,981

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

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

For the Three Years Ended December 31, 2002, 2001, and 2000

Results of Operations

      Management's Discussion and Analysis of Financial Condition and Results of Operations for the three years ended December 31, 2002 presented below has been revised to reflect the restatement of the Company's previously reported financial statements as discussed in Part I, "Explanatory Note" and Note 1 of "Notes to Consolidated Financial Statements".

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

Income (Loss) from Continuing Operations

      We incurred a consolidated loss from continuing operations in 2002 of $1,248,000 or $.08 diluted loss per share compared to a consolidated loss from continuing operations of $3,817,000 or $.28 diluted loss per share in 2001 and consolidated income from continuing operations of $5,247,000 or $.37 diluted income per share in 2000. The loss from continuing operations included after tax charges of: $504,000 for the estimated cost to rework the tissue from donors placed in quarantine in the third quarter of 2002; a reserve of $647,000 for the penalty associated with metal spinal implants, primarily Affirm(TM), that we do not expect to purchase, which are subject to purchase commitments; $2,801,000 for excess and obsolete inventory related to spinal implant systems, including the bio-d(R) Threaded Cortical Bone Dowel, which we removed from the market on January 31, 2003 in connection with the lawsuit settlement with Medtronic, Inc.; and $1,071,000 associated with payment to Medtronic in connection with the litigation settlement; partially offset by the recognition of an income tax benefit of $2,557,000 related to liabilities for tax benefits recorded in 1997 that are no longer required and an after tax gain of $830,000 related to the sale of the PolyActive(TM) polymer biomaterial technology and patents to IsoTis BV. The loss from continuing operations in 2001 includes after tax charges of: $1,107,000 related to provisions for excess inventory and instrument sets for spinal implant systems; $1,372,000 for equipment which is no longer utilized in the processing of allograft tissue; and $420,000 primarily for severance costs associated with the departure of an executive officer. Income from continuing operations in 2000 included an after tax gain of $600,000 related to the patent litigation settlement with DePuy AcroMed, Inc. ("DePuy").

      The consolidated loss from continuing operations before income taxes was $6,836,000 in 2002 and $5,764,000 in 2001 compared to income from continuing operations before taxes of $9,338,000 in 2000.

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

Net Income (Loss)

      We had a consolidated net loss in 2002 of $1,155,000 or $.07 diluted net loss per share compared to a consolidated net loss of $4,187,000 or $.30 diluted net loss per share in 2001 and consolidated net income in 2000 of $4,855,000, or $.34 diluted net income per share.

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

Gross Profit

      Gross profit as a percentage of net revenues was 45% in 2002, 56% in 2001, and 64% in 2000. The decline in gross profit as a percentage of revenues in 2002 compared to 2001 is primarily due to: (i) pre-tax charges of $6,588,000 for the estimated cost to rework the tissue from donors placed in quarantine in 2002, excess and obsolete inventory related to spinal implant systems and reserves for metal spinal implants that we do not expect to purchase, which are subject to a firm purchase commitments; (ii) the decline in base tissue processing revenues due to the temporary suspension of base tissue processing;
(iii) the decline in donors processed for our clients; and (iv) the negative impact of underabsorption of production variances in the fourth quarter due to lower than normal allograft bone tissue processing levels due to the temporary suspension of base tissue processing in our two production facilities. The decline in gross profit as a percentage of revenues in 2001 compared to 2000 principally resulted from: (i) our direct distribution efforts which reduced gross profit margin by two percentage points in 2001 as a result of incurring additional costs equivalent to the incremental revenue we are recognizing from these efforts; (ii) the negative impact of underabsorption of fixed costs due to increased capacity as a result of our new processing facility, a 33% decline in the number of donors processed, costs associated with implementation of new processing technologies, and bio-implant and metal spinal implant product lines that have not yet achieved revenue levels sufficient to fully absorb production costs; (iii) a decline in base tissue processing revenue as a result of a 33% decline in the number of donors processed; (iv) charges for excess metal spinal implant inventory of $655,000; and (v) a $2,287,000 charge for equipment which will no longer be utilized in our processing of allograft tissue.

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

Marketing, Selling, General and Administrative Expenses

      Marketing, selling, general and administrative expenses decreased 14% in 2002 to $38,256,000 from $44,256,000 in 2001. In 2001, marketing, selling, general and administrative expenses were 28% higher than 2000 expenses of $34,652,000. The decrease in 2002 relates mainly to: (i) decreased legal fees due to the settlement of a number of our lawsuits in late 2001 and 2002, see
Item 3. "Legal Proceedings" and Note 13 of "Notes to Consolidated Financial Statements" for a discussion of the settlement of lawsuits; (ii) a rescission in our funding of the American Tissue Services Foundation; (iii) decreased marketing costs due to the launch in 2001 of new bio-implant tissue forms, which increased 2001 marketing costs; and (iv) in 2001 provisions of $1,190,000 for reserves primarily for excess instruments sets associated with spinal implant systems and $700,000 for severance costs primarily related to the departure of an executive officer. The increase in 2001 over 2000 relates mainly to: (i) activities to secure additional sources of donated allograft tissue resulting in expenditures of $2,714,000, which included provisions related to our funding of the American Tissue Services Foundation; (ii) increased legal fees in connection with various lawsuits to which we were a party; (iii) increased costs related to marketing, selling and promotional activities associated with Grafton(R) DBM and the new bio-implant tissue forms; (iv) a provision of $1,190,000 for excess instrument sets associated with spinal implant systems; and (v) a $700,000 provision for severance costs related primarily to the departure of an executive officer.

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

Operating Income (Loss)

      We incurred a consolidated operating loss in 2002 of $6,865,000 compared to a consolidated operating loss of $5,893,000 in 2001. Grafton(R) DBM Segment operating income increased 41% in 2002 to $9,913,000 from $7,031,000 in 2001. The increase in Grafton(R) DBM Segment operating income results principally from: (i) decreased legal fees due to the resolution of lawsuits in late 2001 and second quarter 2002; (ii) increased revenue levels; (iii) lower research and development costs associated with the development of Grafton Plus(TM) DBM, which was launched in the first quarter of 2002; and (iv) lower marketing and selling costs. We incurred an operating loss in the Base Tissue Segment of $8,927,000 in 2002 compared to an operating loss of $7,877,000 in 2001. The Base Tissue Segment operating loss principally resulted from: (i) the underabsorption of production variances due to lower than normal allograft bone tissue processing levels as a result of the temporary suspension of base tissue processing in our two production facilities; (ii) the decline in base tissue processing revenues due to the temporary suspension of base tissue processing and a decline in the number of donors processed for our clients; (iii) reserves of $840,000 related to the estimated cost to rework tissue from donors placed in quarantine; (iv) costs associated with the settlement of the patent litigation regarding the bio-d(R) Threaded Cortical Bone Dowel, including the cost of excess inventory of $1,094,000 and the litigation settlement charge of $1,785,000; (iv) increased legal fees; and (vi) a decline in donor processing revenue. Operating losses associated with other revenues were $7,851,000 and $5,047,000 in 2002 and 2001, respectively. The operating loss in 2002 increased over the operating loss in 2001 principally as a result of provisions of $4,654,000 for excess inventory and instrumentation for metal spinal implant systems and reserves related to the penalty associated with metal spinal implants, primarily Affirm(TM), that we do not expect to purchase, which are subject to a purchase commitments, partially offset by a decline in our funding of the American Tissue Services Foundation.

      We incurred a consolidated operating loss in 2001 of $5,893,000 compared to consolidated operating income of $8,319,000 in 2000. Grafton(R) DBM Segment operating income decreased 38% in 2001 to $7,031,000 from $11,389,000 in 2000. The decrease in Grafton(R) DBM Segment operating income resulted principally from: (i) increased costs associated with marketing, selling and promotional activities;
(ii) increased legal fees; (iii) reduced revenue levels; and (iv) a decrease in patent litigation settlement payments of $1,000,000. We incurred an operating loss in the Base Tissue Segment of $7,877,000 in 2001 compared to operating income of $728,000 in 2000. The operating loss in the Base Tissue Segment principally resulted from: (i) lower gross margins due to our direct distribution activities; (ii) a decline in donor processing revenue; (iii) the underabsorption of processing costs; (iv) increased legal fees; (v) provisions for excess instrument sets and equipment which will no longer be utilized in our production process; and (vi) increased costs for marketing, selling and promotional activities primarily associated with bio-implants. Operating losses associated with other revenues were $5,047,000 and $3,798,000 in 2001 and 2000, respectively. The operating loss in 2001 increased over the operating loss in 2000 principally as a result of provisions for excess inventory and instrumentation for metal spinal implant systems and reserves for our funding of the American Tissue Services Foundation.

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

Liquidity and Capital Resources

      At December 31, 2002 we had cash and short-term investments of $13,988,000 compared to $5,192,000 at December 31, 2001. We invest excess cash in U.S. Government-backed securities and investment grade commercial paper of major U.S. corporations. Working capital increased

$17,669,000 to $42,447,000 at December 31, 2002 compared to $24,778,000 at
December 31, 2001. The increase resulted primarily from the net proceeds received from the sale of 2.8 million shares of our common stock, proceeds from the sale of the PolyActive(TM) polymer biomaterial technology and patents and the sale of the operations of our subsidiary in The Netherlands.

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

                                                         Less Than                 After
(In thousands)                                 Total     One Year    1-3 Years    3 Years
                                             ---------------------------------------------
Long-term debt                               $  18,583   $   2,661   $   5,322   $  10,600
Non-cancelable operating lease obligations       3,122         797       1,251       1,074
Medtronic litigation settlement payments         1,267         950         317
Purchase commitment(1)                           1,721       1,291         430
                                             ---------   ---------   ---------   ---------
                                             $  24,693   $   5,699   $   7,320   $  11,674
                                             =========   =========   =========   =========

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

Recent Accounting Developments

      Effective January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Pursuant to the provisions of SFAS No. 142, beginning in 2002 we are no longer amortizing goodwill. Amortization of goodwill included in continuing operations was $132,000 and $136,000 for the years ended December 31, 2001 and 2000, respectively. Discontinued operations included $252,000 of goodwill amortization for each of the years ended December 31, 2001 and 2000. In addition, in accordance with the transition provisions of SFAS No. 142, we completed an evaluation of the carrying value of our goodwill as of January 1, 2002 and determined that there was no impact on our consolidated financial statements as a result of such evaluation.

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

Item 8.  Restated Financial Statements and Supplementary Data

      The response to this item is submitted as a separate section of this Annual Report commencing on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A. Controls and Procedures

      Evaluation of Disclosure Controls and Procedures

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a - 15(e) under the Exchange Act) as of December 31, 2002 (the "Evaluation Date"). Based upon that evaluation, and taking into consideration of the additional procedures discussed below, the Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

      Changes in Internal Controls

      There were no significant changes made in our internal controls over financial reporting during the period covered by this report, however, in March, 2004, as described below, we made changes in our internal controls over financial reporting.

      On March 2, 2004, we announced that we would restate our consolidated financial statements as a result of over accruals of certain expenses caused by a previously undetected flaw in our computer software that is used to maintain certain accounting records. Executive management and the Audit Committee were informed by our independent auditors that they considered that there was a "material weakness" (as defined under standards established by the American Institute of Certified Public Accountants) relating to the timely review and monitoring of certain account analyses, including the account related to this portion of our computer software. Other than the matters discussed above related to the previously undetected flaw in our computer system, no other matters were identified that required adjustment to or disclosure in our consolidated financial statements. We have corrected the flaw in our computer software and have instituted more comprehensive review and monitoring procedures to mitigate the risk of errors occurring in the future.

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

                         PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) and (2). The response to this portion of Item 16 is submitted as a separate section of this report commencing on page F-1.

      (a)(3) and (c). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Exhibit                                                                                   Page
Number   Description                                                                     Number
-------  -----------                                                                     ------
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

3.3      Form of Stock Certificate                                                         **

3.4      Certificate of Retirement and Prohibition or Reissuance of Shares of              ++
         Osteotech, Inc. dated April 4, 2002

4.1      Rights Agreement dated as of February 1, 1996 between Osteotech, Inc.              #
         and Registrar and Transfer Co., as amended

10.1     1991 Stock Option Plan, as amended ^                                               #

10.2     1991 Independent Directors Stock Option Plan, as amended ^                        ***

10.3     Processing Agreement between Osteotech and Stichting Eurotransplant               **
         Nederland, dated September 26, 1988 [*]

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

10.10    Employment Agreement with Richard Russo dated April 1, 1997 ^                     ^^^

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

10.27    Amendment to License and Option Agreement between IsoTis N.V. and H.C.            ##
         Implants B.V. and Osteotech dated April 8, 2002

10.28    Second Amended and Restated Processing Agreement by and among                     ++
         Musculoskeletal Transplant Foundation, Biocon, Inc., and Osteotech, Inc.
         dated as of June 1, 2002 [*]

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

10.33    Form of Change in Control Agreement with Executive Officers except Marc           +++
         Burel

10.34    Employment Agreement, as amended, with Marc Burel dated April 18, 2000            +++

10.35    Change in Control Agreement by and between Osteotech, Inc. and Marc               +++
         Burel dated April 18, 2002, superceded by the Change in Control
         Agreement dated September 8, 2002 (included as Exhibit 10.36)

10.36    Change in Control Agreement by and between Osteotech, Inc. and Marc               +++
         Burel dated September 8, 2002

10.37    Allonge to Agreement of Amendment to the Loan and Security Agreement,            ####
         Mortgage, Assignment of Leases and Other Documents by and among Fleet
         National Bank, Osteotech, Inc., Osteotech Investment Corporation, CAM
         Implants, Inc., Osteotech, B.V., H.C. Implants, B.V., CAM Implants,
         B.V., Osteotech/CAM Services, B.V., Osteotech, SA, and OST Developpement
         SA. dated March 13, 2002.

10.38    Exclusive Marketing Agreement, by and among Osteotech, Inc., LifeNet,            ####
         Depuy Orthopaedics, Inc. and Depuy Acromed, Inc. dated December 13, 2002
         [ ]

10.39    Letter Amendment to Agreement dated December 10, 1996, by and between            ####
         the American Red Cross and Osteotech, Inc. dated October 27, 2002 [ ]

21.1     Subsidiaries of the Registrant                                                    *

23.1     Consent of PricewaterhouseCoopers LLP                                             *

31.1     Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant            *
         to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant            *
         to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Certification pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant            *
         to Section 906 of the Sarbanes Oxley Act of 2002

32.2     Certification Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant            *
         to Section 906 of the Sarbanes Oxley Act of 2002

*        Filed herewith

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

####     Previously filed exhibit to Osteotech's Annual Report on
         Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference thereto.

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

Dated:  March 12, 2004                OSTEOTECH, INC.

                                      By: /s/Richard W. Bauer
                                          -------------------
                                      Richard W. Bauer
                                      President, Chief Executive Officer
                                      (Principal Executive Officer) and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature                                Title                     Date
--------------------------------------------------------------------------------

/s/DONALD D. JOHNSTON          Chairman of the                    March 12, 2004
------------------------       Board of Directors
Donald D. Johnston

/s/RICHARD W. BAUER            President, Chief                   March 12, 2004
------------------------       Executive Officer (Principal
Richard W. Bauer               Executive Officer) and Director

/s/MICHAEL J. JEFFRIES         Executive Vice President           March 12, 2004
------------------------       Chief Financial Officer
Michael J. Jeffries            (Principal Financial
                               Accounting Officer),
                               Secretary and Director

/s/KENNETH P. FALLON III       Director                           March 12, 2004
------------------------
Kenneth P. Fallon III

/s/JOHN P. KOSTUIK             Director                           March 12, 2004
------------------------
John P. Kostuik

/s/STEPHEN J. SOGIN            Director                           March 12, 2004
------------------------
Stephen J. Sogin

                        OSTEOTECH, INC. AND SUBSIDIARIES

                               -------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                            Page
                                                                            ----
1.  RESTATED FINANCIAL STATEMENTS

      Report of Independent Auditors ......................................  F-2

      Consolidated Balance Sheets as of December 31, 2002, and 2001 .......  F-3

      Consolidated Statements of Operations
         for the years ended December 31, 2002, 2001, and 2000 ............  F-4

      Consolidated Statements of Changes in Stockholders' Equity
         for the years ended December 31, 2002, 2001, and 2000 ............  F-5

      Consolidated Statements of Cash Flows
         for the years ended December 31, 2002, 2001, and 2000 ............  F-6

      Notes to Consolidated Financial Statements ..........................  F-7



2.  SCHEDULE

      II. Valuation and Qualifying Accounts
            for the years ended December 31, 2002, 2001, and 2000 .........  S-1

      Report of Independent Auditors on Financial Statement Schedule ......  S-2



All schedules, except for the one set forth above, have been omitted since the information required is included in the financial statements or accompanying notes or have been omitted as not applicable or not required.

                         REPORT OF INDEPENDENT AUDITORS

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

As discussed in Notes 2 and 3, the Company has adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002.

As discussed in Note 1 to the consolidated financial statements, the Company has restated its financial statements for each of the three years in the period ended December 31, 2002 to correct over accruals of certain expenses.

PricewaterhouseCoopers LLP

Florham Park, New Jersey
February 21, 2003,
except for Notes 11 and 13, for which the date is March 27, 2003, and for Note 1, for which the date is March 1, 2004.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

December 31,                                                       2002        2001
                                                                (Restated)  (Restated)
--------------------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                  $  10,040   $   5,192
     Short-term investments                                         3,948
     Accounts receivable, net of allowance of
          $943 in 2002 and $303 in 2001                            11,545      15,093
     Deferred processing costs                                     15,433      11,165
     Inventories                                                    4,820       8,803
     Income tax receivable                                          3,357         896
     Deferred tax assets                                            5,431       1,775
     Prepaid expenses and other current assets                      1,023       1,129
                                                                ---------------------
               Total current assets                                55,597      44,053

Property, plant and equipment, net                                 53,535      56,736
Goodwill, net of accumulated amortization of $404 in 2002 and
     $2,861 in 2001                                                 1,669       2,910
Other assets                                                        3,931       3,318
--------------------------------------------------------------------------------------
               Total assets                                     $ 114,732   $ 107,017
======================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable and accrued liabilities                   $  10,489   $  16,745
     Current maturities of long-term debt                           2,661       2,530
                                                                ---------------------
               Total current liabilities                           13,150      19,275

Long-term debt                                                     15,922      18,683
Other liabilities                                                   1,637         934
--------------------------------------------------------------------------------------
               Total liabilities                                   30,709      38,892
--------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares
         authorized; no shares issued or outstanding
     Common stock, $.01 par value; 70,000,000 shares
         authorized; issued and outstanding 17,001,372
         shares in 2002 and 14,098,264 shares in 2001                 170         140
     Additional paid-in capital                                    63,368      47,076
     Accumulated other comprehensive income (loss)                     78        (653)
     Retained earnings                                             20,407      21,562
--------------------------------------------------------------------------------------
                  Total stockholders' equity                       84,023      68,125
--------------------------------------------------------------------------------------
                  Total liabilities and stockholders' equity    $ 114,732   $ 107,017
======================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (dollars in thousands, except per share data)

Year ended December 31,                                            2002            2001            2000
                                                                (Restated)      (Restated)      (Restated)
-----------------------------------------------------------------------------------------------------------
Net revenues:
     Service                                                   $     77,041    $     71,329    $     71,430
     Product                                                          6,333           4,386           2,681
                                                               --------------------------------------------
                                                                     83,374          75,715          74,111

Cost of services                                                     37,292          29,835          24,044
Cost of products                                                      8,979           3,145           2,549
                                                               --------------------------------------------
                                                                     46,271          32,980          26,593
                                                               --------------------------------------------

Gross profit                                                         37,103          42,735          47,518

Marketing, selling, and general and administrative                   38,256          44,256          34,652
Research and development                                              3,927           4,372           5,547
                                                               --------------------------------------------
                                                                     42,183          48,628          40,199
                                                               --------------------------------------------

Income (charge) from litigation settlement                           (1,785)                          1,000
                                                               --------------------------------------------

Operating income (loss)                                              (6,865)         (5,893)          8,319
                                                               --------------------------------------------

 Other income (expense):

     Interest income                                                    246             506           1,087
     Interest expense                                                (1,342)           (406)            (14)
     Gain on sale of patents                                            950
     Other                                                              175              29             (54)
                                                               --------------------------------------------
                                                                         29             129           1,019
                                                               --------------------------------------------

Income (loss) from continuing operations before
   income taxes                                                      (6,836)         (5,764)          9,338

Income tax provision (benefit)                                       (5,588)         (1,947)          4,091
                                                               --------------------------------------------

Income (loss) from continuing operations                             (1,248)         (3,817)          5,247

Income (loss) from discontinued operations, net of loss
   on disposal of $291 in 2002                                           93            (370)           (392)

-----------------------------------------------------------------------------------------------------------
Net income (loss)                                              $     (1,155)   $     (4,187)   $      4,855
===========================================================================================================
Net income (loss) per share:
     Basic:
           Income (loss) from continuing operations            $       (.08)   $       (.28)   $        .37
           Discontinued operations                                      .01            (.02)           (.03)
                                                               --------------------------------------------
           Net income (loss)                                   $       (.07)   $       (.30)   $        .34
                                                        ===================================================
     Diluted
           Income (loss) from continuing operations            $       (.08)   $       (.28)   $        .37
           Discontinued operations                                      .01            (.02)           (.03)
                                                               --------------------------------------------
           Net income (loss)                                   $       (.07)   $       (.30)   $        .34
===========================================================================================================
Shares used in computing net income (loss) per share:
     Basic                                                       15,904,132      14,030,623      14,057,931
     Diluted                                                     15,904,132      14,030,623      14,335,641
-----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (dollars in thousands)

Years ended December 31, 2002, 2001, and 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            Accumulated
                                                          Common Stock          Additional      Other                     Total
                                                    -----------------------      Paid-In    Comprehensive   Retained   Stockholders'
                                                      Shares        Amount       Capital    Income (Loss)   Earnings      Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999 (as reported)          14,194,126    $      140    $   48,837   $     (376)   $   20,805    $   69,406
   Cumulative effect of restatement (See Note 1)                                                                   89            89
                                                    --------------------------------------------------------------------------------
Balance at December 31, 1999 (restated)             14,194,126           140        48,837         (376)       20,894        69,495
   Net income (restated)                                                                                        4,855         4,855
   Currency translation adjustments                                                                (121)                       (121)
                                                                                                                         ----------
   Total comprehensive income                                                                                                 4,734
   Exercise of stock options                            74,261             1           304                                      305
   Common stock issued pursuant to
         employee stock purchase plan                   51,420                         418                                      418
   Repurchase of common stock                         (330,500)           (3)       (3,121)                                  (3,124)
   Tax benefits related to stock options                                               139                                      139
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000 (restated)             13,989,307           138        46,577         (497)       25,749        71,967
   Net loss (restated)                                                                                         (4,187)       (4,187)
   Currency translation adjustments                                                                (156)                       (156)
                                                                                                                         ----------
   Total comprehensive loss (restated)                                                                                       (4,343)
   Exercise of stock options                            10,138             1            41                                       42
   Common stock issued pursuant to
         employee stock purchase plan                   98,819             1           458                                      459
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001 (restated)             14,098,264           140        47,076         (653)       21,562        68,125
   Net loss (restated)                                                                                         (1,155)       (1,155)
   Currency translation adjustments                                                                 731                         731
                                                                                                                         ----------
   Total comprehensive loss (restated)                                                                                         (424)
   Sale of common stock                              2,800,000            28        15,728                                   15,756
   Exercise of stock options                            47,500             1           172                                      173
   Common stock issued pursuant to
         employee stock purchase plan                   55,608             1           354                                      355
   Tax benefits related to stock options                                                38                                       38
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002 (restated)             17,001,372    $      170    $   63,368   $       78    $   20,407    $   84,023
====================================================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

Year ended December 31,                                                                   2002          2001          2000
                                                                                       (Restated)    (Restated)    (Restated)
-----------------------------------------------------------------------------------------------------------------------------
Cash Flow From Operating Activities
   Net income (loss)                                                                   $   (1,155)   $   (4,187)   $    4,855
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                                                      8,230         8,598         4,597
         Deferred income taxes                                                             (1,840)       (2,786)          792
         Gain on sale of patents                                                             (950)
         Reversal of tax liability                                                         (2,557)
         Income tax benefit related to stock options                                           38                         139
         Changes in assets and liabilities:
               Accounts receivable                                                          3,934        (2,146)        1,629
               Inventories                                                                  3,614        (5,073)         (218)
               Deferred processing costs                                                   (3,938)       (5,390)         (604)
               Prepaid expenses and other current assets                                   (2,445)        2,459           764
               Accounts payable and other liabilities                                      (4,564)        6,506        (1,779)
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                        (1,633)       (2,019)       10,175

Cash Flow From Investing Activities
   Capital expenditures                                                                    (4,911)       (8,955)      (28,343)
   Proceeds from sale of foreign operation                                                  1,000
   Proceeds from sale of investments                                                                      5,860         5,888
   Purchases of investments                                                                (3,948)       (3,925)       (3,877)
   Proceeds from sale of patents                                                            1,000
   Proceeds from the sale of land                                                                         1,500
   Other, net                                                                                (383)          160          (796)
-----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                      (7,242)       (5,360)      (27,128)

Cash Flow From Financing Activities
   Proceeds from issuance of common stock                                                  16,284           499           723
   Repurchase of common stock                                                                                          (3,124)
   Proceeds from issuance of long-term debt                                                               1,468        13,672
   Principal payments on long-term debt                                                    (2,630)         (340)
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                  13,654         1,627        11,271

Effect of exchange rate changes on cash                                                        69            21          (165)
-----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                        4,848        (5,731)       (5,847)
Cash and cash equivalents at beginning of year                                              5,192        10,923        16,770
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                               $   10,040    $    5,192    $   10,923
=============================================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    RESTATEMENT OF FINANCIAL STATEMENTS

      During our 2003 year-end closing procedures, the Company identified a previously undetected flaw in its computer software used to maintain certain accounting records resulting in over accruals of certain expenses in the Company's accounting records over a period of years. As a result, the Company has restated its consolidated financial statements for each of the three years in the period ended December 31, 2002 to reflect the reversal of such over accruals. The effect of the restatement on the Company's Consolidated Balance Sheets as of December 31, 2002 and 2001, and on the Company's Consolidated Statements of Operations for each of the three years in the period ended December 31, 2002 is shown below. Items identified with an asterisk (*) were not imported in that period by the effects of the restatement. The impact of the adjustment relating to all periods prior to 2000 is $89,000 and is reflected as a cumulative adjustment to opening retained earnings in the Consolidated Statements of Changes in Stockholders' Equity.

      Changes to Consolidated Balance Sheets:

                                                As of December 31, 2002     As of December 31, 2001
                                                -----------------------     -----------------------
                                                Reported      Restated      Reported      Restated
                                                ---------     ---------     ---------     ---------
      Deferred tax assets                       $   5,784     $   5,431     $   2,002     $   1,775
      Total current assets                         55,950        55,597        44,280        44,053
      Total assets                                115,085       114,732       107,244       107,017
      Accounts payable and accrued
          liabilities                              11,370        10,489        17,311        16,745
      Total current liabilities                    14,031        13,150        19,841        19,275
      Total liabilities                            31,590        30,709        39,458        38,892
      Retained earnings                            19,879        20,407        21,223        21,562
      Total stockholders' equity                   83,495        84,023        67,786        68,125
      Total liabilities and stockholders'
          equity                                  115,085       114,732       107,244       107,017
      =============================================================================================

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    RESTATEMENT OF FINANCIAL STATEMENTS (continued)

      Changes to Consolidated Statement of Operations:

                                                             Year Ended December 31,
                                                  --------------------------------------------
                                                     2002             2001             2000
                                                  (Restated)       (Restated)       (Restated)
      ----------------------------------------------------------------------------------------
      Cost of services                            $   37,292       $   29,835       $   24,044
      Cost of products                                   *              3,145            2,549
      Gross profit                                    37,103           42,735           47,518
      Marketing, selling, and general
         and administrative                              *             44,256              *
      Operating income (loss)                         (6,865)          (5,893)           8,319
      Income (loss) from continuing
         operations before income taxes               (6,836)          (5,764)           9,338
      Income tax provision (benefit)                  (5,588)          (1,947)           4,091
      Income (loss) from continuing
         operations                                   (1,248)          (3,817)           5,247
      Net income (loss)                               (1,155)          (4,187)           4,855
      Net income (loss) per share:
         Basic:
             Income (loss) from continuing
                 operations                             (.08)            (.28)             *
             Net income (loss)                          (.07)            (.30)             *
         Diluted:
             Income (loss) from continuing
                 operations                             (.08)            (.28)             *
             Net income (loss)                          (.07)            (.30)             *
      ========================================================================================



      Changes to Consolidated Statement of Operations:

                                                             Year Ended December 31,
                                                  --------------------------------------------
                                                     2002             2001             2000
                                                 (As Reported)    (As Reported)    (As Reported)
      ----------------------------------------------------------------------------------------
      Cost of services                            $   37,607       $   29,905       $   24,078
      Cost of products                                   *              3,400            2,559
      Gross profit                                    36,788           42,410           47,474
      Marketing, selling, and general
         and administrative                              *             44,305              *
      Operating income (loss)                         (7,180)          (6,267)           8,275
      Income (loss) from continuing
         operations before income taxes               (7,151)          (6,138)           9,294
      Income tax provision (benefit)                  (5,714)          (2,098)           4,074
      Income (loss) from continuing
         operations                                   (1,437)          (4,040)           5,220
      Net income (loss)                               (1,344)          (4,410)           4,828
      Net income (loss) per share:
         Basic:
             Income (loss) from continuing
                 operations                             (.09)            (.29)             *
             Net income (loss)                          (.08)            (.31)             *
         Diluted:
             Income (loss) from continuing
                 operations                             (.09)            (.29)             *
             Net income (loss)                          (.08)            (.31)             *
      ========================================================================================

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1A.   DESCRIPTION OF BUSINESS

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

      Goodwill

      Beginning in 2002, pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", the Company is no longer amortizing goodwill. Prior to 2002, the Company amortized goodwill on a straight-line basis over 15 years. The Company's goodwill arose in the acquisition of its French subsidiary in 1999 and relates mainly to the Company's activities in the Grafton(R) DBM Segment. The Company, pursuant to SFAS No. 142, will evaluate goodwill annually for impairment. See Note 3, "Recent Accounting Pronouncements."

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

                                                                                  2002          2001          2000
      (in thousands except per share data)                                     (Restated)    (Restated)    (Restated)
      ---------------------------------------------------------------------------------------------------------------
      Net income (loss)
           As reported:
                  Income (loss) from continuing operations                     $   (1,248)   $   (3,817)   $    5,247
                  Discontinued operations                                              93          (370)         (392)
                                                                               --------------------------------------
                  Net income (loss)                                            $   (1,155)   $   (4,187)   $    4,855
                                                                               ======================================
           Impact on income (loss) from continuing operations and net income
                  (loss) related to stock-based employee compensation expense,
                  net of tax                                                   $      292    $    1,554    $    1,129
                                                                               ======================================
           Pro forma:
                  Income (loss) from continuing operations                     $   (1,540)   $   (5,371)   $    4,118
                  Discontinued operations                                              93          (370)         (392)
                                                                               --------------------------------------
                  Net income (loss)                                            $   (1,447)   $   (5,741)   $    3,726
                                                                               ======================================
      Net income (loss) per share
           As reported
               Basic:
                  Income (loss) from continuing operations                     $     (.08)   $     (.28)   $      .37
                  Discontinued operations                                             .01          (.02)         (.03)
                                                                               --------------------------------------
                  Net income (loss)                                            $     (.07)   $     (.30)   $      .34
                                                                               ======================================
               Diluted:
                  Income (loss) from continuing operations                     $     (.08)   $     (.28)   $      .37
                  Discontinued operations                                             .01          (.02)         (.03)
                                                                               --------------------------------------
                  Net income (loss)                                            $     (.07)   $     (.30)   $      .34
                                                                               ======================================

           Pro forma
               Basic:
                  Income (loss) from continuing operations                     $     (.10)   $     (.39)   $      .29
                  Discontinued operations                                             .01          (.02)         (.03)
                                                                               --------------------------------------
                  Net income (loss)                                            $     (.09)   $     (.41)   $      .26
                                                                               ======================================
               Diluted:
                  Income (loss) from continuing operations                     $     (.10)   $     (.39)   $      .29
                  Discontinued operations                                             .01          (.02)         (.03)
                                                                               --------------------------------------
                  Net income (loss)                                            $     (.09)   $     (.41)   $      .26
      ===============================================================================================================

                            OSTEOTECH, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      The fair value for the option grants was estimated at the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

                                          2002           2001           2000
      -------------------------------------------------------------------------
      Expected life (years)                5              5              5
      Risk free interest rate             3.33%          4.62%          5.70%
      Volatility factor                  80.00%         70.00%         60.00%
      Dividend yield                      0.00%          0.00%          0.00%
      -------------------------------------------------------------------------

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

      The following table presents comparative data for the years ended December 31, 2002, 2001 and 2000 to reflect the adoption of SFAS No. 142 as of January 1, 2002:

                                                               Year Ended
                                                              December 31,
                                                 --------------------------------------
                                                    2002          2001          2000
      (in thousands)                             (Restated)    (Restated)    (Restated)
      ---------------------------------------------------------------------------------
      Net income (loss) - as reported            $   (1,155)   $   (4,187)   $    4,855
      Add back goodwill amortization                                  384           388
                                                 --------------------------------------
      Net income (loss) - as adjusted            $   (1,155)   $   (3,803)   $    5,243
      =================================================================================
      Basic earnings per share:
          Net income (loss) - as reported        $     (.07)   $     (.30)   $      .34
          Goodwill amortization                                       .03           .03
                                                 --------------------------------------
          Net income (loss) - as adjusted        $     (.07)   $     (.27)   $      .37
      =================================================================================
      Diluted earnings per share:
          Net income (loss) - as reported        $     (.07)   $     (.30)   $      .34
          Goodwill amortization                                       .03           .03
                                                 --------------------------------------
          Net income (loss) - as adjusted        $     (.07)   $     (.27)   $      .37
      =================================================================================


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

      Revenues and net income (loss) of the operations sold, up through June 30, 2002, the effective date of sale, were as follows:

                                                           Year Ended
                                                          December 31,
                                               --------------------------------
      (in thousands)                             2002        2001        2000
      -------------------------------------------------------------------------
      Revenues                                 $  1,630    $  2,131    $  1,572
                                               ================================
      Net income (loss) from operations        $    384    $   (370)   $   (392)
      Loss on disposal                             (291)
                                               --------------------------------
      Net income (loss)                        $     93    $   (370)   $   (392)
                                               ================================

6.    DEFERRED PROCESSING COSTS

      Deferred processing costs consist of the following at December 31:

      (in thousands)                                 2002       2001
      -----------------------------------------------------------------
      Donor tissue to be processed and
          distributed by the Company              $   2,411   $     492
      Tissue in process                               5,043       2,936
      Processed implantable donor tissue
          to be distributed by the Company            6,234       5,359
      Processed implantable donor tissue
          held for clients                            1,745       2,378
      -----------------------------------------------------------------
                                                  $  15,433   $  11,165
      =================================================================

7.    INVENTORIES

      Inventories consist of the following at December 31:

      (in thousands)                                 2002       2001
      -----------------------------------------------------------------
      Supplies                                    $     223   $     245
      Raw materials                                     678         784
      Finished goods                                  3,919       7,774
      -----------------------------------------------------------------
                                                  $   4,820   $   8,803
      =================================================================

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following at December 31:

      (in thousands)                                 2002       2001
      -----------------------------------------------------------------
      Land                                        $     811   $     811
      Building and improvements                      14,763      13,821
      Machinery and equipment                        45,772      24,695
      Computer hardware and software                  4,475       4,264
      Office equipment, furniture and fixtures        6,135       5,839
      Spinal instruments                              3,935       3,563
      Leasehold improvements                          8,107       7,850
      Construction in progress                          648      20,957
                                                  ---------   ---------
                                                     84,646      81,800

      Less accumulated depreciation
           and amortization                          31,111      25,064
      -----------------------------------------------------------------
                                                  $  53,535   $  56,736
      =================================================================

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

9.    ACCOUNTS PAYABLE AND accrued LIABILITIES

      Accounts payable and accrued liabilities consist of the following at December 31:

                                                    2002         2001
      (in thousands)                             (Restated)   (Restated)
      ------------------------------------------------------------------
      Trade accounts payable                     $    2,774   $    8,236
      Accrued compensation                              890          878
      Accrued professional fees                       1,035        1,333
      Accrued taxes payable                             458        3,100
      Accrued purchase commitment penalty             1,079
      Litigation settlement payable                     901
      Other accrued liabilities                       3,352        3,198
      ------------------------------------------------------------------
                                                 $   10,489   $   16,745
      ==================================================================

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

      Future minimum lease commitments as of December 31, 2002 are as follows:

            Year                            Operating Leases
            ------------------------------------------------
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

      Long-term debt consists of the following at December 31:
      (in thousands)                                                            2002       2001
      ---------------------------------------------------------------------------------------------
      Domestic bank equipment term loan, repayable in monthly
           principal payments of $202 plus interest through November, 2008    $  14,369   $  16,798

      Domestic revolving line of credit

      Domestic building mortgage loan, repayable in monthly installments of
           $19 plus interest through December, 2010 with a balloon
           payment of  $3,087 due December, 2010                                  4,214       4,415
      ---------------------------------------------------------------------------------------------
                                                                                 18,583      21,213
      Less current portion                                                        2,661       2,530
      ---------------------------------------------------------------------------------------------
                                                                              $  15,922   $  18,683
      =============================================================================================

      Aggregate maturities of long-term debt for the next five years are as follows: 2003, $2,661,000; 2004, $2,661,000; 2005, $2,661,000; 2006,
      $2,661,000; 2007, $2,661,000; thereafter, $5,278,000.

                            OSTEOTECH, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  INCOME TAXES

      The income tax provision (benefit) at December 31 is summarized as follows:

                                                    2002          2001          2000
      (in thousands)                             (Restated)    (Restated)    (Restated)
      ---------------------------------------------------------------------------------
      Current:
            Federal                              $   (3,938)   $      265    $    2,897
            State                                       190           574           402
      ---------------------------------------------------------------------------------
                                                     (3,748)          839         3,299
                                                 --------------------------------------
      Deferred:
            Federal                                    (577)       (1,793)          565
            State                                    (1,263)         (993)          227
      ---------------------------------------------------------------------------------
                                                     (1,840)       (2,786)          792
                                                 --------------------------------------

      Income tax provision (benefit)             $   (5,588)   $   (1,947)   $    4,091
      =================================================================================

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

      The difference between income tax provision (benefit) and the expected tax which would result from the use of the Federal statutory income tax rate is as follows:

                                                           2002          2001          2000
      (in thousands)                                    (Restated)    (Restated)    (Restated)
      ----------------------------------------------------------------------------------------
      Computed tax at statutory Federal rate            $   (2,324)   $   (2,085)   $    3,041
      Release of prior year tax liability                   (2,557)
      State income taxes, net of Federal benefit              (702)         (269)          416
      Foreign income/losses for which no tax
          (expense) benefit is recognized                      (55)          606           660
      Other                                                     50          (199)          (26)
      ----------------------------------------------------------------------------------------
      Income tax provision (benefit)                    $   (5,588)   $   (1,947)   $    4,091
      ========================================================================================

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

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.   INCOME TAXES (continued)

The components of the deferred tax assets and deferred tax liabilities are as follows at December 31:

                                                               2002         2001
      (in thousands)                                        (Restated)   (Restated)
      -----------------------------------------------------------------------------
      Deferred Tax Assets:
            Net operating loss carryforwards:
                  Federal                                   $      460   $      281
                  Foreign                                        2,474        2,286
                  State                                            748          235
            Tax credits:
                  Federal                                          288          425
                  State                                            908          634
            Inventory reserves                                   3,082           68
            Other                                                1,973        1,912
      -----------------------------------------------------------------------------
                                                                 9,933        5,841
                  Less valuation allowance                       2,803        2,614
      -----------------------------------------------------------------------------
                  Deferred tax assets                            7,130        3,227
      -----------------------------------------------------------------------------

      Deferred Tax Liabilities:
            Depreciation                                         1,518            8
            Other                                                1,434          670
      -----------------------------------------------------------------------------
                  Deferred tax liabilities                       2,952          678
      -----------------------------------------------------------------------------
                  Net deferred tax asset (liability)        $    4,178   $    2,549
      =============================================================================

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

      Effective January 4, 2002, the Company entered into a five-year agreement with LifeNet. Under the terms of the agreement, the Company will process allograft bone tissue provided by LifeNet into the Company's broad line of Graftech(R) Bio-implants. Effective January 1, 2003, the Company entered into a five-year agreement with DePuy Orthopaedics, Inc. and DePuy Acromed, Inc. (collectively, "DePuy") and LifeNet for the processing and distribution to the domestic hospital market of a private label DBM carrier product. Under the terms of the agreement, the Company will process the DBM carrier product to specifications determined by LifeNet, from bone tissue supplied by LifeNet. DePuy will market and promote the DBM carrier product to surgeons performing trauma, joint revision and spinal procedures and LifeNet will ship and bill the product to end-users.

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

      Stock option activity for the years 2002, 2001, and 2000 is as follows:

                                                            2002                        2001                       2000
                                                   -----------------------     -----------------------     -----------------------
                                                                 Weighted                    Weighted                   Weighted
                                                                  Average                     Average                    Average
                                                                 Exercise                    Exercise                   Exercise
                                                     Shares       Price         Shares        Price         Shares       Price
----------------------------------------------------------------------------------------------------------------------------------
Outstanding at January 1,                          2,510,699   $      9.50     2,319,325   $      9.98     1,866,522   $     11.93
     Granted                                         373,800          7.71       238,000          5.37       686,000          5.76
     Exercised                                        47,500          3.68        10,138          4.10        74,261          4.14
     Cancelled or expired                            431,687          9.94        36,488         14.29       158,936         17.45
----------------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31,                        2,405,312   $      9.26     2,510,699   $      9.50     2,319,325   $      9.98
----------------------------------------------------------------------------------------------------------------------------------

Exercisable at December 31,                        1,655,821   $     10.35     1,544,076   $     10.48     1,236,336   $     10.36
----------------------------------------------------------------------------------------------------------------------------------
Available for grant at
     December 31,                                    150,105                     494,500                     714,750
----------------------------------------------------------------------------------------------------------------------------------
Weighted average fair value per share
     of options granted during the period                      $      5.08                 $      3.30                 $      3.28
----------------------------------------------------------------------------------------------------------------------------------

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.   STOCKHOLDERS' EQUITY (continued)

      The following table summarizes the information about stock options outstanding at December 31, 2002:

                                               Options Outstanding                                  Options Exercisable
                              ------------------------------------------------------         -----------------------------------
                                                    Weighted
                                  Number            Average                                      Number
                              Outstanding at        Remaining           Weighted             Exercisable at         Weighted
   Range of                    December 31,        Contractual           Average              December 31,           Average
Exercise Prices                   2002             Life (Years)       Exercise Price             2002             Exercise Price
--------------------------------------------------------------------------------------------------------------------------------
$ 2.33 To $ 3.78                 244,450               7.3               $ 3.46                 110,825               $ 3.42

  3.79 To   7.57                 986,799               6.5                 5.81                 594,121                 5.50

  7.58 To  11.36                 690,250               6.2                 8.81                 493,250                 8.75

 11.37 To  15.15                  66,000               4.9                12.47                  63,000                12.42

 15.16 To  18.93                 164,375               5.8                16.24                 142,812                16.30

 18.94 To  22.73                 201,938               5.6                20.67                 201,938                20.67

 34.09 To  37.88                  51,500               6.4                37.76                  49,875                37.78
--------------------------------------------------------------------------------------------------------------------------------

$ 2.33 To $37.88               2,405,312               6.3               $ 9.26               1,655,821               $10.35
================================================================================================================================

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

16.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      (in thousands)                                                2002       2001       2000
      ------------------------------------------------------------------------------------------
      Cash paid during the year for taxes                         $  1,576   $  1,170   $  1,895
      Cash paid during the year for interest, excluding
            amounts capitalized                                      1,227        379         11
      Noncash investing activities:
            Note receivable from sale of foreign operation           1,273
      ------------------------------------------------------------------------------------------

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.   NET INCOME (LOSS) PER SHARE

      The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                                                   Year Ended
                                                               ---------------------------------------------------
                                                                    2002              2001              2000
      (dollars in thousands except per share data)               (Restated)        (Restated)        (Restated)
                                                               --------------    --------------    --------------
      Income (loss) from continuing operations                 $       (3,817)   $       (1,248)   $        5,247
      Discontinued operations                                              93              (370)             (392)
                                                               ---------------------------------------------------
      Net income (loss)                                                (1,155)            4,855            (4,187)
      ============================================================================================================
      Denominator for basic earnings (loss) per share:
            Weighted average common shares outstanding             15,904,132        14,030,623        14,057,931
      Effect of dilutive securities:
            Stock options                                                                                 277,601
            Warrants                                                                                          109
                                                               ---------------------------------------------------
      Denominator for diluted earnings (loss) per share            15,904,132        14,030,623        14,335,641
      ============================================================================================================

      Basic earnings (loss) per share:
            Income (loss) from continuing operations           $         (.08)   $         (.28)   $          .37
            Discontinued operations                                       .01              (.02)             (.03)
                                                               ---------------------------------------------------
            Net income (loss)                                  $         (.07)   $         (.30)   $          .34
      ============================================================================================================

      Diluted earnings (loss) per share:
            Income (loss) from continuing operations           $         (.08)   $         (.28)   $          .37
            Discontinued operations                                       .01              (.02)             (.03)
                                                               ---------------------------------------------------
            Net income (loss)                                  $         (.07)   $         (.30)   $          .34
      ============================================================================================================

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

                                               Grafton(R)DBM  Base Tissue
      (in thousands)                              Segment       Segment        Other       Consolidated
      -------------------------------------------------------------------------------------------------
      Revenues:
          2002                                    $44,926       $32,115       $ 6,333        $83,374
          2001                                     43,637        27,692         4,386         75,715
          2000                                     45,226        26,204         2,681         74,111
      -------------------------------------------------------------------------------------------------

      Operating income (loss):
          2002, restated                          $ 9,913       $(8,927)      $(7,851)       $(6,865)
          2001, restated                            7,031        (7,877)       (5,047)        (5,893)
          2000, restated                           11,389           728        (3,798)         8,319
      -------------------------------------------------------------------------------------------------

      Depreciation and amortization:
          2002                                    $ 2,411       $ 4,488       $ 1,331        $ 8,230
          2001                                      1,962         5,413         1,223          8,598
          2000                                      2,198         1,376         1,023          4,597
      -------------------------------------------------------------------------------------------------

      Financial information by geographic area after giving effect to the divestiture of the Company's operations in The Netherlands is summarized as follows:

      (in thousands)                           United States            Europe             Consolidated
      -------------------------------------------------------------------------------------------------
      Revenues
          2002                                    $78,576              $ 4,798               $83,374
          2001                                     71,776                3,939                75,715
          2000                                     71,468                2,643                74,111

      Long-lived Assets
          2002                                    $52,408              $ 1,127               $53,535
          2001                                     55,261                1,475                56,736
          2000                                     56,618                1,672                58,290
      -------------------------------------------------------------------------------------------------

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.   OPERATING SEGMENTS (continued)

      Two of the Company's customers individually comprise 10% or more of the Company's consolidated net revenues. Revenues by these customers, which are reported as part of the Company's Grafton(R) DBM and Base Tissue Segments, are as follows:

      (in thousands)             2002        2001        2000
      ---------------------------------------------------------
      Revenues
            MTF                $ 24,202    $ 28,967    $ 37,743
            ARC                  24,960      29,097      30,469
      ---------------------------------------------------------
                               $ 49,162    $ 58,064    $ 68,212
      =========================================================

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

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.   QUARTERLY FINANCIAL DATA (unaudited)

      The following is a summary of the unaudited quarterly results for the years ended December 31, 2002 and 2001 as restated and as originally reported. See Note 1, "Restatement of Financial Statements" for a discussion of the restatements.

                                                                           Quarter Ended
                                                     ----------------------------------------------------------
                                                       March 31       June 30      September 30   December 31
      (in thousands except per share data)            (Restated)     (Restated)     (Restated)     (Restated)
      ---------------------------------------------------------------------------------------------------------
      2002
      ---------------------------------------------------------------------------------------------------------
      Net revenues                                   $     22,085   $     23,009   $     19,691   $     18,589
      Gross profit                                         13,136         12,938          7,035          3,994
      Income (loss) from continuing
           operations                                         422            346          1,027         (3,043)
      Discontinued operations                                   7             86
      Net income (loss)                                       429            432          1,027         (3,043)
      Net income (loss) per share:
           Basic:
                Income (loss) from continuing
                     operations                      $        .03   $        .02   $        .06   $       (.18)
                Discontinued operations                                      .01
                                                     ----------------------------------------------------------
                Net income (loss)                    $        .03   $        .03   $        .06   $       (.18)
                                                     ==========================================================
           Diluted:
                Income (loss) from continuing
                     operations                      $        .03   $        .02   $        .06   $       (.18)
                Discontinued operations                                      .01
                                                     ----------------------------------------------------------
                Net income (loss)                    $        .03   $        .03   $        .06   $       (.18)
                                                     ==========================================================

                                                                           Quarter Ended
                                                     ----------------------------------------------------------
                                                       March 31        June 30     September 30    December 31
      (in thousands except per share data)           (As reported)  (As reported)  (As reported)  (As reported)
      ---------------------------------------------------------------------------------------------------------
      2002
      ---------------------------------------------------------------------------------------------------------
      Net revenues                                   $     22,085   $     23,009   $     19,691   $     18,589
      Gross profit                                         13,065         12,751          7,002          3,970
      Income (loss) from continuing
           operations                                         379            234          1,007         (3,057)
      Discontinued operations                                   7             86
      Net income (loss)                                       386            320          1,007         (3,057)
      Net income (loss) per share:
           Basic:
                Income (loss) from continuing
                     operations                      $        .03   $        .01   $        .06   $       (.18)
                Discontinued operations                                      .01
                                                     ----------------------------------------------------------
                Net income (loss)                    $        .03   $        .02   $        .06   $       (.18)
                                                     ==========================================================
           Diluted:
                Income (loss) from continuing
                     operations                      $        .03   $        .01   $        .06   $       (.18)
                Discontinued operations                                      .01
                                                     ----------------------------------------------------------
                Net income (loss)                    $        .03   $        .02   $        .06   $       (.18)
                                                     ==========================================================

                        OSTEOTECH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.   QUARTERLY FINANCIAL DATA (unaudited)

                                                                           Quarter Ended
                                                     ----------------------------------------------------------
                                                       March 31       June 30      September 30   December 31
      (in thousands except per share data)            (Restated)     (Restated)     (Restated)     (Restated)
      ---------------------------------------------------------------------------------------------------------
      2001
      ---------------------------------------------------------------------------------------------------------
      Net revenues                                   $     17,443   $     18,972   $     19,118   $     20,182
      Gross profit                                         10,316         10,459         11,479         10,481
      Income (loss) from continuing
           Operations                                        (269)        (2,116)           361         (1,793)
      Discontinued operations                                 (19)            (6)           (49)          (296)
      Net income (loss)                                      (288)        (2,122)           312         (2,089)
      Net income (loss) per share:
           Basic:
                Income (loss) from continuing
                     operations                      $       (.02)  $       (.15)  $        .02   $       (.13)
                Discontinued operations                                                                   (.02)
                                                     ----------------------------------------------------------
                Net income (loss)                    $       (.02)  $       (.15)  $        .02   $       (.15)
                                                     ==========================================================
           Diluted:
                Income (loss) from continuing
                     operations                      $       (.02)  $       (.15)  $        .02   $       (.13)
                Discontinued operations                                                                   (.02)
                                                     ----------------------------------------------------------
                Net income (loss)                    $       (.02)  $       (.15)  $        .02   $       (.15)
                                                     ==========================================================

                                                                           Quarter Ended
                                                     ----------------------------------------------------------
                                                       March 31        June 30     September 30    December 31
                                                     (As reported)  (As reported)  (As reported)  (As reported)
      ---------------------------------------------------------------------------------------------------------
      2001
      ---------------------------------------------------------------------------------------------------------
      Net revenues                                   $     17,443   $     18,972   $     19,118   $     20,182
      Gross profit                                         10,297         10,445         11,345         10,323
      Income (loss) from continuing
           operations                                        (288)        (2,124)           281         (1,909)
      Discontinued operations                                 (19)            (6)           (49)          (296)
      Net income (loss)                                      (307)        (2,130)           232         (2,205)
      Net income (loss) per share:
           Basic:
                Income (loss) from continuing
                     operations                      $       (.02)  $       (.15)  $        .02   $       (.14)
                Discontinued operations                                                                   (.02)
                                                     ----------------------------------------------------------
                Net income (loss)                    $       (.02)  $       (.15)  $        .02   $       (.16)
                                                     ==========================================================
           Diluted:
                Income (loss) from continuing
                     operations                      $       (.02)  $       (.15)  $        .02   $       (.14)
                Discontinued operations                                                                   (.02)
                                                     ----------------------------------------------------------
                Net income (loss)                    $       (.02)  $       (.15)  $        .02   $       (.16)
                                                     ==========================================================

      See Note 4, "Continuing Operations - Gains and Charges" and Note 5, "Discontinued Operations" for discussion of significant gains and charges recorded in 2002 and 2001.

                                                                     SCHEDULE II

                        OSTEOTECH, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                                   Additions
                                              Balance At  ---------------------------                   Balance At
                                              Beginning    Charged To     Charged                           End
                                              Of Period     Expenses      To Other         Deductions    Of Period
                                              --------------------------------------------------------------------
For the year ended December 31, 2002:
      Allowance for doubtful accounts         $     303   $     638      $      15(a)    $     (13)(b)   $     943
      Valuation allowance for deferred
             tax asset                            2,614         455(c)         466(a)         (732)(d)       2,803

For the year ended December 31, 2001:
      Allowance for doubtful accounts               123         296            (10)(a)        (106)(b)         303
      Valuation allowance for deferred
             tax asset                            2,058         607(c)         (58)(a)           7(d)        2,614

For the year ended December 31, 2000:
      Allowance for doubtful accounts               129           1             (3)(a)          (4)(b)         123
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

                        Report of Independent Auditors on
                          Financial Statement Schedule

To the Board of Directors of Osteotech, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 21, 2003, except for Notes 11 and 13, for which the date is March 27, 2003, and for Note 1, for which the date is March 1, 2004, appearing on page F-2 of this Form 10-K/A also included an audit of the Financial Statement Schedule listed in Item 15(a)(2) of this Form 10-K/A. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Florham Park, New Jersey
February 21, 2003,
except for Notes 11 and 13, for which the date is March 27, 2003, and for Note 1, for which the date is March 1, 2004.

                                  EXHIBIT INDEX

Exhibit                                                                                             Page
Number    Description                                                                              Number
-------   -----------                                                                              ------

21.1      Subsidiaries of Registrant                                                                 *

23.1      Consent of PricewaterhouseCoopers LLP                                                      *

31.1      Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of      *
          the Sarbanes-Oxley Act of 2002

31.2      Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of      *
          the Sarbanes-Oxley Act of 2002

32.1      Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of      *
          the Sarbanes-Oxley Act of 2002

32.2      Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of      *
          the Sarbanes-Oxley Act of 2002

*Filed herewith