Form 10-Q/A
period 2003-03-31
OSTEOTECH INC
filed 2004-04-23
CIK 874734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

                                Explanatory Note

We are filing this amendment to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the Securities and Exchange Commission on May 13, 2003, to reflect restatement of our condensed consolidated balance sheet as of March 31, 2003, our condensed consolidated statements of operations and cash flows for the three months ended March 31, 2003 and 2002 and related footnotes. The restatement corrects errors related to over accruals of certain expenses caused by a flaw in the Company's computer software identified during our 2003 year-end closing procedures. The pretax impact on results of operations of correcting the error related to the computer flaw for the three months ended March 31, 2003 and 2002 was an increase of $21,000 and $71,000, respectively. See Note 1 of "Notes to Condensed Consolidated Financial Statements" for a detailed disclosure of the impacts of this restatement.

This amendment is limited in scope to the portions of our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2003 impacted by this restatement and does not amend, update or change any other items or disclosures contained in the original Form 10-Q filed on May 13, 2003. Changes have also been made to the following additional items in this Quarterly Report on Form 10-Q/A as a result of the restatement:

      o     Part I, Item 1, "Financial Statements"

      o Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations"

      o     Part I, Item 4, "Controls and Procedures"

      o     Part II, Item 6, "Exhibits and Reports on Form 8-K"

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

                        OSTEOTECH, INC. AND Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (dollars in thousands)

                                                                        March 31, 2003      December 31, 2002
                                                                           (Restated)
-------------------------------------------------------------------------------------------------------------
ASSETS
-------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                              $ 12,820              $ 10,040
     Short-term investments                                                    1,966                 3,948
     Accounts receivable, net of allowance of
          $1,189 in 2003 and $943 in 2002                                     14,172                11,545
     Deferred processing costs                                                17,930                15,433
     Inventories                                                               4,540                 4,820
     Income tax receivable                                                     1,758                 3,357
     Deferred tax assets                                                       5,422                 5,431
     Prepaid expenses and other current assets                                 1,710                 1,023
                                                                            ------------------------------
               Total current assets                                           60,318                55,597

Property, plant and equipment, net                                            51,997                53,535
Goodwill, net of accumulated amortization of $404 in 2003 and 2002             1,669                 1,669
Other assets                                                                   4,078                 3,931
-------------------------------------------------------------------------------------------------------------
               Total assets                                                 $118,062              $114,732
=============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable and accrued liabilities                               $ 13,394              $ 10,489
     Current maturities of long-term debt                                      2,661                 2,661
                                                                            ------------------------------
               Total current liabilities                                      16,055                13,150

Long-term debt                                                                15,257                15,922
Other liabilities                                                              1,407                 1,637
-------------------------------------------------------------------------------------------------------------
               Total liabilities                                              32,719                30,709
-------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares
         authorized; no shares issued or outstanding
     Common stock, $.01 par value; 70,000,000 shares
         authorized; issued and outstanding 17,019,817
         shares in 2003 and 17,001,372 shares in 2002                            170                   170
     Additional paid-in capital                                               63,482                63,368
     Accumulated other comprehensive loss                                        103                    78
     Retained earnings                                                        21,588                20,407
-------------------------------------------------------------------------------------------------------------
               Total stockholders' equity                                     85,343                84,023
-------------------------------------------------------------------------------------------------------------
               Total liabilities and stockholders' equity                   $118,062              $114,732
=============================================================================================================

See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (dollars in thousands, except per share data)

                                                                   2003                2002
Three Months Ended March 31,                                    (Restated)         (Restated)
------------------------------------------------------------------------------------------------
Net revenues:
      Service                                                  $     21,322       $     20,586
      Product                                                         1,157              1,499
                                                               ------------       ------------
                                                                     22,479             22,085

Cost of services                                                      8,725              8,068
Cost of products                                                      1,061                881
                                                               ------------       ------------
                                                                      9,786              8,949
                                                               ------------       ------------

Gross profit                                                         12,693             13,136

Marketing, selling, general and administrative                        9,332             11,229
Research and development                                                990                903
                                                               ------------       ------------
                                                                     10,322             12,132
                                                               ------------       ------------

Operating income                                                      2,371              1,004

Interest expense and other, net                                        (295)              (258)
                                                               ------------       ------------

Income from continuing operations before income taxes                 2,076                746

Income tax provision                                                    895                324
                                                               ------------       ------------

Income from continuing operations                                     1,181                422
Income from discontinued operations                                                          7
------------------------------------------------------------------------------------------------
Net income                                                     $      1,181       $        429
================================================================================================
Earnings per share:
   Basic:
    Income from continuing operations                          $        .07       $        .03
    Discontinued operations
                                                               ------------       ------------
    Net income                                                 $        .07       $        .03
                                                               ============       ============
   Diluted:
    Income from continuing operations                          $        .07       $        .03
    Discontinued operations
                                                               ------------       ------------
    Net income                                                 $        .07       $        .03
                                                               ============       ============
Shares used in computing earnings per share:
   Basic                                                         17,002,455         14,099,267
   Diluted                                                       17,279,283         14,447,407

See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)

                                                              2003           2002
Three Months Ended March 31,                               (Restated)     (Restated)
--------------------------------------------------------------------------------------
Cash Flow From Operating Activities
  Net income                                                $  1,181       $    429
  Adjustments to reconcile income
      to net cash provided by operating activities:
         Depreciation and amortization                         2,150          1,594
         Changes in current assets and liabilities:
             Accounts receivable                              (2,660)        (3,849)
             Deferred processing costs                        (2,477)           752
             Inventories                                         291            256
             Prepaid expenses and other current assets         1,012           (290)
             Accounts payable and other liabilities            2,532          2,067
--------------------------------------------------------------------------------------
Net cash provided by operating activities                      2,029            959

Cash Flow From Investing Activities
  Capital expenditures                                          (475)        (2,512)
  Proceeds from sale of investments                            1,982
  Other, net                                                    (275)            39
--------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities            1,232         (2,473)

Cash Flow From Financing Activities
  Proceeds from issuance of common stock                         114            107
  Principal payments on long-term debt                          (665)          (634)
--------------------------------------------------------------------------------------
Net cash used in financing activities                           (551)          (527)

Effect of exchange rate changes on cash                           70              5
--------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents           2,780         (2,036)
Cash and cash equivalents at beginning of period              10,040          5,192
--------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                  $ 12,820       $  3,156
======================================================================================

Supplementary cash flow data:
  Cash paid during the period for interest                  $    260       $    267
  Cash paid (refunded) during the period for taxes            (1,658)            80

See accompanying notes to condensed consolidated financial statements

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

1.    Restatement of Financial Statements

      During our 2003 year-end closing procedures, the Company identified a previously undetected flaw in its computer software used to maintain certain accounting records, resulting in over accruals of certain expenses in the Company's accounting records. As a result, the Company has restated its condensed consolidated financial statements for the periods presented herein to reflect the reversal of such over accruals. The effect of the restatement on the Company's condensed consolidated balance sheet as of March 31, 2003 and on the Company's condensed consolidated statement of operations for the three months ended March 31, 2003 and 2002 is shown below.

Changes to Consolidated Balance Sheet:

                                                           As of March 31, 2003
                                                          ----------------------
                                                          Reported      Restated
                                                          --------      --------

      Deferred tax assets                                 $  5,784      $  5,422
      Total current assets                                  60,680        60,318
      Total assets                                         118,424       118,062
      Accounts payable and accrued liabilities              14,296        13,394
      Total current liabilities                             16,957        16,055
      Total liabilities                                     33,621        32,719
      Retained earnings                                     21,048        21,588
      Total stockholders' equity                            84,803        85,343
      Total liabilities and stockholders' equity           118,424       118,062
================================================================================

Changes to Consolidated Statement of Operations:

                                                           Three Months Ended             Three Months Ended
                                                              March 31, 2003                March 31, 2002
                                                        ----------------------------------------------------------
                                                        (Reported)      (Restated)      (Reported)      (Restated)
      -------------------------------------------------------------------------------------------------------------
      Cost of services                                    $ 8,746         $ 8,725         $ 8,139         $ 8,068
      Gross profit                                         12,672          12,693          13,065          13,136
      Operating income                                      2,350           2,371             933           1,004
      Income from continuing
         operations before income taxes                     2,055           2,076             675             746
      Income tax provision                                    886             895             296             324
      Income from continuing operations                     1,169           1,181             379             422
      Net income                                            1,169           1,181             386             429
      =============================================================================================================

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

1A.   Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) considered necessary by management to present fairly the consolidated financial position as of March 31, 2003 and the consolidated results of operations and the consolidated cash flows for the three months ended March 31, 2003 and 2002. The results of operations and cash flows for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The December 31, 2002 financial information has been derived from the audited financial statements for the year ended December 31, 2002. The condensed consolidated financial statement should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002, which were included as part of Osteotech, Inc.'s (the "Company") Annual Report on Form 10-K/A.

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

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                             --------------------------------
                                                                                  2003               2002
      (in thousands except per share data)                                     (Restated)         (Restated)
      -------------------------------------------------------------------------------------------------------
      Net income
          As reported:
                Income from continuing operations                            $        1,181      $        422
                Discontinued operations                                                                     7
                                                                             --------------------------------
                Net income                                                   $        1,181      $        429
                                                                             ================================
          Impact on income from continuing

              operations and net income related
              to stock-based employee compensation expense, net of tax       $          192      $         68
                                                                             ================================
          Pro forma:
                Income from continuing operations                            $          989      $        354
                Discontinued operations                                                                     7
                                                                             --------------------------------
                Net income                                                   $          989      $        361
                                                                             ================================

      Net income per share
          As reported
             Basic:
                Income from continuing operations                            $          .07      $        .03
                Discontinued operations
                                                                             --------------------------------
                Net income                                                   $          .07      $        .03
                                                                             ================================
             Diluted:
                Income from continuing operations                            $          .07      $        .03
                Discontinued operations
                                                                             --------------------------------
                Net income                                                   $          .07      $        .03
                                                                             ================================

          Pro forma
             Basic:
                Income from continuing operations                            $          .06      $        .03
                Discontinued operations
                                                                             --------------------------------
                Net income                                                   $          .06      $        .03
                                                                             ================================
             Diluted:
                Income from continuing operations                            $          .06      $        .03
                Discontinued operations
                                                                             --------------------------------
                Net income                                                   $          .06      $        .03
       ========================================================================================================

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

3.    Stock Options (continued)

      The fair value for the option grants was estimated at the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

                                             Three Months Ended March 31,
                                           ---------------------------------
                                                2003              2002
            ----------------------------------------------------------------
            Expected life (years)                 5                5
            Risk free interest rate              2.96%            3.33%
            Volatility factor                   80.00%           80.00%
            Dividend yield                       0.00%            0.00%
            ----------------------------------------------------------------

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

5.    Deferred Processing Costs

      Deferred processing costs consist of the following:

      (in thousands)                                                         March 31, 2003    December 31, 2002
      ----------------------------------------------------------------------------------------------------------
      Donor tissue to be processed and distributed by the
        Company                                                                 $   3,182           $   2,411
      Tissue in process                                                             6,189               5,043
      Processed implantable donor tissue to be distributed
         by the Company                                                             6,966               6,234
      Processed implantable donor tissue held for clients                           1,593               1,745
      ----------------------------------------------------------------------------------------------------------
                                                                                $  17,930           $  15,433
      ==========================================================================================================

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

6     Inventories

      Inventories consist of the following:

      (in thousands)                 March 31, 2003            December 31, 2002
      --------------------------------------------------------------------------

      Supplies                           $    238                     $   223
      Raw materials                           723                         678
       Finished goods                       3,579                       3,919
      --------------------------------------------------------------------------
                                         $  4,540                     $ 4,820
      ==========================================================================

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

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

9.    Comprehensive Income

            Comprehensive income for the three months ended March 31, 2003 and 2002 was:

                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                              2003              2002
      (dollars in thousands)                               (Restated)        (Restated)
      -----------------------------------------------------------------------------------
      Net income                                          $      1,181      $        429

      Currency translation adjustments                              25               (99)
      -----------------------------------------------------------------------------------

      Comprehensive income                                $      1,206      $        330
      ==================================================================================

10.   Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2003 and 2002:

                                                           Three Months Ended March 31,
                                                          ------------------------------
                                                              2003              2002
     (dollars in thousands except per share data)          (Restated)        (Restated)
     -----------------------------------------------------------------------------------
      Income from continuing operations                   $      1,181      $        422
      Discontinued operations                                                          7
                                                          ------------------------------
      Net income available to common stockholders         $      1,181      $        429
                                                          ==============================

     -----------------------------------------------------------------------------------
      Denominator for basic earnings  per share,
          weighted average common shares outstanding        17,002,455        14,099,267
      Effect of dilutive securities, stock options             276,828           348,140
                                                          ------------------------------
      Denominator for diluted earnings per share            17,279,283        14,447,407
                                                          ==============================

     -----------------------------------------------------------------------------------
      Basic earnings per share:
          Income from continuing operations               $        .07      $        .03
          Discontinued operations
                                                          ------------------------------
          Net income                                      $        .07      $        .03
                                                          ==============================

     -----------------------------------------------------------------------------------
      Diluted earnings per share:
          Income from continuing operations               $        .07      $        .03
          Discontinued operations
                                                          ------------------------------
          Net income                                      $        .07      $        .03
                                                          ==============================

     -----------------------------------------------------------------------------------

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

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

11.   Operating Segments

      Summarized in the table below is financial information for our reportable segments for the three months ended March 31, 2003 and 2002, after giving effect to the divestiture of the Company's operations in The Netherlands:

                                                                            Three Months Ended March 31,
                                                                          -------------------------------
      (dollars in thousands)                                                 2003             2002
                                                                          (Restated)       (Restated)
      ---------------------------------------------------------------------------------------------------
      Revenues:
            Grafton(R) DBM Segment                                         $ 11,369          $ 12,151
            Base Tissue Segment                                               9,953             8,435
            Other                                                             1,157             1,499
      ---------------------------------------------------------------------------------------------------
            Consolidated                                                   $ 22,479          $ 22,085
      ===================================================================================================
       Operating income (loss):
             Grafton(R) DBM Segment                                        $  3,265          $  1,712
            Base Tissue Segment                                                 179               101
            Other                                                            (1,073)             (809)
      ---------------------------------------------------------------------------------------------------
            Consolidated                                                   $  2,371          $  1,004
      ===================================================================================================

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

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2003 and 2002 presented below has been revised to reflect the restatement of the Company's previously reported financial statements as discussed in Note 1 of "Notes to Condensed Consolidated Financial Statements".

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

Income from Continuing Operations

Consolidated income from continuing operations was $1,181,000 or $.07 diluted earnings per share for the three months ended March 31, 2003 compared to consolidated income from continuing operations of $422,000 or $.03 diluted earnings per share in the same period in 2002. The improvement in consolidated income from continuing operations between 2003 and 2002 was primarily due to a decline in operating expenses, which resulted from a decline in legal fees and the cessation of our funding of the American Tissue Service Foundation in first quarter 2002.

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

Net Income

Consolidated net income in the first quarter of 2003 was $1,181,000 or $.07 diluted net income per share compared to consolidated net income of $429,000 or $.03 diluted net income per share in the first quarter of 2002.

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

Operating Income

Consolidated operating income increased $1,367,000 to $2,371,000 in the first quarter of 2003 from $1,004,000 in the first quarter of 2002. Grafton(R) DBM Segment operating income increased 91% to $3,265,000 in the three months ended March 31, 2003 from $1,712,000 in the same period in 2002. The increase results principally from improved gross profit margins in this segment, decreased legal fees and lower marketing and selling costs. Base Tissue Segment operating income was $179,000 in the first quarter of 2003 compared to operating income of $101,000 in the corresponding period in 2002. The increase resulted primarily from increased revenues in this segment and lower legal fees, substantially offset by a decline in gross profit margins, increased costs for marketing, selling and promotional activities and increased costs for research and development. Operating losses associated with other revenues were $1,073,000 and $809,000 in the first quarter of 2003 and 2002, respectively. The operating loss, which is generated substantially from our metal spinal implant product line, results primarily from the underabsorption of costs for which there is not sufficient revenue volume to offset the infrastructure established to support the product line and the increased costs associated with marketing, selling and promotional activities.

Income Tax Provision

The effective income tax rate for each of the three months ended March 31, 2003 and 2002 was 43%, which exceeded the United States statutory rate principally due to state income taxes and non-recognition of tax benefits related to foreign losses.

Liquidity and Capital Resources

At March 31, 2003 we had cash, cash equivalents and short-term investments of $14,786,000 compared to $13,988,000 at December 31, 2002. We invest excess cash in U.S. Government-backed securities and investment grade commercial paper of major U.S. corporations. The increase in cash, cash equivalents and short-term investments was primarily due to the improvement in operating results and the receipt of a Federal income tax refund, partially offset by continued investments in our business. Working capital increased $1,816,000 to $44,263,000 at March 31, 2003 compared to $42,447,000 at December 31, 2002. The increase in working capital resulted primarily from an increase in accounts receivables from clients and customers as a result of the 21% increase in first quarter 2003 revenues as compared to fourth quarter 2002 revenues and additional investments in deferred processing costs as we rebuild our allograft tissue inventories, partially offset by an increase in accounts payable and accrued expenses.

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

Cash provided by investing activities was $1,232,000 in the three months ended March 31, 2003 compared to cash used in investing activities of $2,473,000 in the three months ended March 31, 2002. Cash provided by investing activities in first quarter 2003 was primarily generated from the sale of short-term investments of $1,982,000, partially offset by capital expenditures of $475,000. Cash used in investing activities in first quarter 2002 was principally the result of capital expenditures of $2,512,000.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a - 15(e) under the Exchange Act) as of March 31, 2003 (the "Evaluation Date"). Based upon that evaluation, and taking into consideration of the additional procedures discussed below, the Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

         3.1      Restated Certificate of Incorporation of               ^
                  Osteotech, as amended

         3.2      Third Amended and Restated Bylaws of Osteotech         ^

         3.4      Certificate of Retirement and Prohibition of           ^^
                  Reissuance of Shares of Osteotech, Inc., dated
                  April 4, 2002

         4.1      Rights Agreement dated as of February 1, 1996          ^
                  between Osteotech, Inc. and Registrar and Transfer Co., as amended

       10.40      Second Allonge to Agreement of Amendment to            ^^^
                  Loan and Security Agreement, Mortgage,
                  Assignment of Leases and Other Documents by and among Fleet National Bank, Osteotech, Inc., CAM
                  Implants, Inc., Osteotech, B.V., H.C. Implants,
                  B.V., Osteotech Implants, B.V., Osteotech/CAM
                  Services, B.V., Osteotech, S.A. and OST
                  Developpement, S.A. dated March 27, 2003

        31.1      Certification of Chief Executive Officer               *
                  pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002

        31.2      Certification of Chief Financial Officer               *
                  pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002

        32.1      Certification of Chief Executive Officer               *
                  pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002

        32.2      Certification of Chief Financial Officer               *
                  pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002

*     Filed herewith.

^ Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference thereto.

^^ Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference thereto.

^^^ Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed with the Securities and Exchange Commission on May 13, 2003 and incorporated herein by reference.

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

Date:  April 23, 2004                       Osteotech, Inc.
                                            ----------------------------------
                                            (Registrant)


Date:  April 23, 2004                 By:   /S/ Richard W. Bauer
                                            ----------------------------------
                                            Richard W. Bauer
                                            President, Chief Executive Officer
                                            (Principal Executive Officer)


Date:  April 23, 2004                 By:   /S/ Michael J. Jeffries
                                            ----------------------------------
                                            Michael J. Jeffries
                                            Executive Vice President,
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                            Chief Accounting Officer)