Form 10-Q/A
period 2003-06-30
OSTEOTECH INC
filed 2004-04-23
CIK 874734

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

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _________ to ________

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

                                Explanatory Note

We are filing this amendment to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the Securities and Exchange Commission on August 14, 2003, to reflect restatement of our condensed consolidated balance sheet as of June 30, 2003, our condensed consolidated statements of operations for the three and six months ended June 30, 2003 and 2002, our condensed consolidated statements of cash flows for the six months ended June 30, 2003 and 2002 and related footnotes. The restatement corrects errors related to over accruals of certain expenses caused by a flaw in the Company's computer software identified during our 2003 year-end closing procedures. The pretax impact on results of operations of correcting the error related to the computer flaw for the three months ended June 30, 2003 and 2002 was an increase of $52,000 and $187,000, respectively. The pretax impact on results of operations of correcting the error related to the computer flaw for the six months ended June 30, 2003 and 2002 was an increase of $73,000 and $258,000, respectively. See Note 1 of "Notes to Condensed Consolidated Financial Statements" for a detailed disclosure of the impacts of this restatement.

This amendment is limited in scope to the portions of our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2003 impacted by this restatement and does not amend, update or change any other items or disclosures contained in the original Form 10-Q filed on August 14, 2003. Changes have also been made to the following additional items in this Quarterly Report on Form 10-Q/A as a result of the restatement:

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

      o     Part I, Item 4, "Controls and Procedures"

      o     Part II, Item 6, "Exhibits and Reports on Form 8-K"

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

                        OSTEOTECH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (dollars in thousands)

                                                                     June 30, 2003   December 31, 2002
                                                                      (Restated)
------------------------------------------------------------------------------------------------------
ASSETS
------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                          $ 12,851            $ 10,040
     Short-term investments                                                1,966               3,948
     Accounts receivable, net of allowance of
          $1,695 in 2003 and $943 in 2002                                 16,988              11,545
     Deferred processing costs                                            22,936              15,433
     Inventories                                                           4,464               4,820
     Income tax receivable                                                 1,758               3,357
     Deferred tax assets                                                   5,400               5,431
     Prepaid expenses and other current assets                             1,223               1,023
                                                                        ------------------------------
               Total current assets                                       67,586              55,597

Property, plant and equipment, net                                        50,535              53,535
Goodwill, net of accumulated amortization of $404 in 2003 and 2002         1,669               1,669
Other assets                                                               4,051               3,931
------------------------------------------------------------------------------------------------------
               Total assets                                             $123,841            $114,732
======================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable and accrued liabilities                           $ 16,548            $ 10,489
     Current maturities of long-term debt                                  2,661               2,661
                                                                        ------------------------------
               Total current liabilities                                  19,209              13,150

Long-term debt                                                            14,592              15,922
Other liabilities                                                          1,333               1,637
------------------------------------------------------------------------------------------------------
               Total liabilities                                          35,134              30,709
------------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares
         Authorized; no shares issued or outstanding
     Common stock, $.01 par value; 70,000,000 shares
         Authorized; issued and outstanding 17,070,358
         shares in 2003 and 17,001,372 shares in 2002                        171                 170
     Additional paid-in capital                                           63,771              63,368
     Accumulated other comprehensive income                                  435                  78
     Retained earnings                                                    24,330              20,407
------------------------------------------------------------------------------------------------------
               Total stockholders' equity                                 88,707              84,023
------------------------------------------------------------------------------------------------------
               Total liabilities and stockholders' equity               $123,841            $114,732
======================================================================================================

See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                  (dollars in thousands, except per share data)

                                                      Three Months Ended June 30,            Six Months Ended June 30,
                                                        2003               2002               2003                2002
                                                    -------------------------------       -------------------------------
                                                     (Restated)         (Restated)         (Restated)          (Restated)
----------------------------------------------------------------------------------------------------------------------------
Net revenues:
  Service                                           $     23,222       $     21,102       $     44,544       $     41,688
  Product                                                  1,570              1,907              2,727              3,406
                                                    ------------       ------------       ------------       ------------
                                                          24,792             23,009             47,271             45,094

Cost of services                                           8,320              8,987             17,045             17,055
Cost of products                                           1,144              1,084              2,205              1,965
                                                    ------------       ------------       ------------       ------------
                                                           9,464             10,071             19,250             19,020
                                                    ------------       ------------       ------------       ------------

Gross profit                                              15,328             12,938             28,021             26,074

Marketing, selling, general and administrative             9,735             10,311             19,067             21,540
Research and development                                     935              1,085              1,925              1,988
                                                    ------------       ------------       ------------       ------------
                                                          10,670             11,396             20,992             23,528

Litigation settlement charge                                                 (1,785)                               (1,785)
                                                    ------------       ------------       ------------       ------------

Operating income (loss)                                    4,658               (243)             7,029                761
Interest expense and other, net                             (169)              (362)              (464)              (620)
Gain on sale of patents                                                         950                                   950
                                                    ------------       ------------       ------------       ------------

Income from continuing operations
   before income taxes                                     4,489                345              6,565              1,091
Income tax provision (benefit)                             1,747                 (1)             2,642                323
                                                    ------------       ------------       ------------       ------------

Income from continuing operations                          2,742                346              3,923                768
Income from discontinued operations,
   net of loss on disposal of $291 in 2002                                       86                                    93
----------------------------------------------------------------------------------------------------------------------------
Net income                                          $      2,742       $        432       $      3,923       $        861
============================================================================================================================
Earnings per share:
     Basic:
        Income from continuing operations           $        .16       $        .02       $        .23       $        .05
        Discontinued operations                                                 .01                                   .01
                                                    ------------       ------------       ------------       ------------
        Net income                                  $        .16       $        .03       $        .23       $        .06
                                                    ============       ============       ============       ============
     Diluted:
        Income from continuing operations           $        .15       $        .02       $        .22       $        .05
        Discontinued operations                                                 .01                                   .01
                                                    ------------       ------------       ------------       ------------
        Net income                                  $        .15       $        .03       $        .22       $        .06
                                                    ============       ============       ============       ============
Shares used in computing earnings per share:
     Basic                                            17,037,302         15,521,088         17,025,760         14,818,770
     Diluted                                          17,736,448         15,864,341         17,468,168         15,200,592

See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)

                                                                                   2003                2002
Six Months Ended June 30,                                                       (Restated)          (Restated)
----------------------------------------------------------------------------------------------------------------
Cash Flow From Operating Activities
    Net income                                                                   $  3,923            $    861
    Adjustments to reconcile income
           to net cash provided by (used in) operating activities:
                 Depreciation and amortization                                      4,272               3,544
                 Gain on sale of patents                                                                 (950)
                 Changes in current assets and liabilities:
                         Accounts receivable                                       (5,294)               (799)
                         Deferred processing costs                                 (7,436)             (2,082)
                         Inventories                                                  496                 (82)
                         Prepaid expenses and other current assets                  1,555                 201
                         Accounts payable and other liabilities                     5,569              (2,892)
----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                 3,085              (2,199)

Cash Flow From Investing Activities
    Capital expenditures                                                             (991)             (3,472)
    Proceeds from sale of investments                                               1,982
    Proceeds from sale of patents                                                                       1,000
    Other, net                                                                       (341)                160
----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                   650              (2,312)

Cash Flow From Financing Activities
    Proceeds from issuance of common stock                                            404              16,193
    Principal payments on long-term debt                                           (1,331)             (1,299)
----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                  (927)             14,894

Effect of exchange rate changes on cash                                                 3                 154
----------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                           2,811              10,537
Cash and cash equivalents at beginning of period                                   10,040               5,192
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                       $ 12,851            $ 15,729
================================================================================================================

Supplementary cash flow data:
    Cash paid during the period for interest, excluding amounts capitalized      $    506            $    623
    Cash paid (refunded) during the period for taxes                                 (758)                287

See accompanying notes to condensed consolidated financial statements

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

1.    Restatement of Financial Statements

      During our 2003 year-end closing procedures, the Company identified a previously undetected flaw in its computer software used to maintain certain accounting records, resulting in over accruals of certain expenses in the Company's accounting records. As a result, the Company has restated its condensed consolidated financial statements for the interim periods presented herein to reflect the reversal of such over accruals. The effect of the restatement on the Company's condensed consolidated balance sheet as of June 30, 2003 and on the Company's condensed consolidated statements of operations for the three and six months ended June 30, 2003 and 2002 is shown below. Items identified with an (*) were not impacted in that period by the effects of the restatement.

Changes to Consolidated Balance Sheet:

                                                        As of June 30, 2003
                                                     ---------------------------
                                                      Reported         Restated
                                                      --------         --------
Deferred tax assets                                  $   5,784         $   5,400
Total current assets                                    69,970            67,586
Total assets                                           124,225           123,841
Accounts payable and accrued liabilities                17,502            16,548
Total current liabilities                               20,163            19,209
Total liabilities                                       36,088            35,134
Retained earnings                                       23,760            24,330
Total stockholders' equity                              88,137            88,707
Total liabilities and stockholders' equity             124,225           123,841
================================================================================

Changes to Consolidated Statement of Operations:

                                                          Three Months Ended                 Three Months Ended
                                                            June 30, 2003                       June 30, 2002
                                                      ----------------------------------------------------------------
                                                      (Reported)        (Restated)         (Reported)        (Restated)
-------------------------------------------------------------------------------------------------------------------------
Cost of services                                      $   8,372         $   8,320          $   9,174         $   8,987
Gross profit                                             15,276            15,328             12,751            12,938
Operating income (loss)                                   4,606             4,658               (430)             (243)
Income from continuing
   operations before income taxes                         4,437             4,489                158               345
Income tax provision (benefit)                            1,725             1,747                (76)               (1)
Income from continuing operations                         2,712             2,742                234               346
Net income                                                2,712             2,742                320               432
Net income per share:
   Basic:
       Income from continuing operations                      *                *                 .01              .02
       Net income                                             *                *                 .02              .03
   Diluted:
       Income from continuing operations                      *                *                 .01              .02
       Net income                                             *                *                 .02              .03
=========================================================================================================================

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

1.    Restatement of Financial Statements (continued)

      Changes to Consolidated Statement of Operations:

                                                                 Six Months Ended                Six Months Ended
                                                                   June 30, 2003                   June 30, 2002
                                                           --------------------------------------------------------------
                                                           (Reported)         (Restated)    (Reported)         (Restated)
      -------------------------------------------------------------------------------------------------------------------
      Cost of services                                      $  17,118         $  17,045      $ 17,313          $ 17,055
      Gross profit                                             27,948            28,021        25,816            26,074
      Operating income                                          6,956             7,029           503               761
      Income from continuing
         operations before income taxes                         6,492             6,565           833             1,091
      Income tax provision (benefit)                            2,611             2,642           220               323
      Income from continuing operations                         3,881             3,923           613               768
      Net income                                                3,881             3,923           706               861
      Net income per share:
         Basic:
             Income from continuing operations                      *                *            .04              .05
             Net income                                             *                *            .05              .06
         Diluted:
             Income from continuing operations                      *                *            .04              .05
             Net income                                             *                *            .05              .06
      ===================================================================================================================

1A.   Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) considered necessary by management to present fairly the consolidated financial position as of June 30, 2003, the consolidated results of operations for the three-month and six-month periods ended June 30, 2003 and 2002 and the consolidated cash flows for the six-month periods ended June 30, 2003 and 2002. The results of operations for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The December 31, 2002 financial information has been derived from the audited financial statements for the year ended December 31, 2002. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002, which were included as part of Osteotech, Inc.'s (the "Company") Annual Report on Form 10-K/A.

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

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

2.    Goodwill and Other Intangible Assets (continued)

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

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

3.    Stock Options (continued)

                                                                     Three Months Ended                 Six Months Ended
                                                                          June 30,                           June 30,
                                                                 --------------------------------------------------------------
                                                                    2003             2002             2003              2002
      (in thousands, except per share data)                      (Restated)       (Restated)       (Restated)       (Restated)
      -------------------------------------------------------------------------------------------------------------------------
      Net income
          As reported:
                Income from continuing operations                $     2,742      $       346      $     3,923      $       768
                Discontinued operations                                                    86                                93
                                                                 --------------------------------------------------------------
                Net income                                       $     2,742      $       432      $     3,923      $       861
                                                                 ==============================================================
          Impact on income from continuing
              operations and net income related
              to stock-based employee compensation
              expense, net of tax                                $       207      $        64      $       405      $       172
                                                                 ==============================================================
          Pro forma:
                Income from continuing operations                $     2,535      $       282      $     3,518      $       596
                Discontinued operations                                                    86                                93
                                                                 --------------------------------------------------------------
                Net income                                       $     2,535      $       368      $     3,518      $       689
                                                                 ==============================================================

      Net income per share
          As reported
             Basic:
                Income from continuing operations                $       .16      $       .02      $       .23      $       .05
                Discontinued operations                                                    .01                              .01
                                                                 --------------------------------------------------------------
                Net income                                       $       .16      $       .03      $       .23      $       .06
                                                                 ==============================================================
             Diluted:
                Income from continuing operations                $       .15      $       .02      $       .22      $       .05
                Discontinued operations                                                   .01                               .01
                                                                 --------------------------------------------------------------
                Net income                                       $       .15      $       .03      $       .22      $       .06
                                                                 ==============================================================

          Pro forma
             Basic:
                Income from continuing operations                $       .15      $       .01      $       .21      $       .04
                Discontinued operations                                                   .01                               .01
                                                                 --------------------------------------------------------------
                Net income                                       $       .15      $       .02      $       .21      $       .05
                                                                 ==============================================================
             Diluted:
                Income from continuing operations                $       .14      $       .01      $       .20      $       .04
                Discontinued operations                                                   .01                               .01
                                                                 --------------------------------------------------------------
                Net income                                       $       .14      $       .02      $       .20      $       .05
      =========================================================================================================================

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

3.    Stock Options (continued)

      The fair value for the option grants was estimated at the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

                                                        Three Months Ended                Six Months Ended
                                                             June 30,                         June 30,
                                                    ------------------------------------------------------------
                                                      2003             2002             2003              2002
           -----------------------------------------------------------------------------------------------------
           Expected life (years)                      5                 5                5                  5
           Risk free interest rate                   2.63%             3.33%            2.63%              3.33%
           Volatility factor                        87.00%            80.00%           87.00%             80.00%
           Dividend yield                            0.00%             0.00%            0.00%              0.00%
           -----------------------------------------------------------------------------------------------------

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

6.    Deferred Processing Costs

      Deferred processing costs consist of the following:

                                                                                June 30,   December 31,
      (in thousands)                                                             2003          2002
      -------------------------------------------------------------------------------------------------

      Donor tissue to be processed and distributed
         by the Company                                                         $ 4,810      $ 2,411
      Tissue in process                                                           4,793        5,043
      Processed implantable donor tissue to be distributed
         by the Company                                                          11,510        6,234
      Processed implantable donor tissue held for clients                         1,823        1,745
      -------------------------------------------------------------------------------------------------
                                                                                $22,936      $15,433
      =================================================================================================


7.    Inventories

      Inventories consist of the following:

                                                                                June 30,  December 31,
      (in thousands)                                                             2003        2002
      -------------------------------------------------------------------------------------------------
      Supplies                                                                  $  241      $   223
      Raw materials                                                                800          678
      Finished goods                                                             3,423        3,919
      -------------------------------------------------------------------------------------------------
                                                                                $4,464      $ 4,820
      =================================================================================================

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

10.   Comprehensive Income

      Comprehensive income for the three months and six months ended June 30, 2003 and 2002 were as follows:

                                                              Three Months Ended           Six Months Ended
                                                                    June 30,                    June 30,
                                                            ------------------------------------------------------
                                                               2003          2002          2003          2002
      (in thousands)                                        (Restated)    (Restated)    (Restated)    (Restated)
      ------------------------------------------------------------------------------------------------------------
      Net income

      Currency translation adjustments                         $2,742        $  432        $3,923        $  861

                                                                  332           556           357           457
      ------------------------------------------------------------------------------------------------------------

      Comprehensive income                                     $3,074        $  988        $4,280        $1,318
      ============================================================================================================

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

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

13.   Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share for the three months and six months ended June 30, 2003 and 2002:

                                                                 Three Months Ended                  Six Months Ended
                                                                      June 30,                            June 30,
                                                            ----------------------------------------------------------------
                                                                2003              2002              2003             2002
      (dollars in thousands except per share data)           (Restated)        (Restated)        (Restated)       (Restated)
      ----------------------------------------------------------------------------------------------------------------------
      Income from continuing operations                     $      2,742      $        346      $     3,923      $       768
      Discontinued operations                                                           86                                93
                                                            ----------------------------------------------------------------
      Net income available to
        common shareholders                                 $      2,742      $        432      $     3,923      $       861
                                                            ================================================================

      ----------------------------------------------------------------------------------------------------------------------
      Denominator for basic earnings
        per share, weighted average common
        shares outstanding                                    17,037,302        15,521,088       17,025,760       14,818,770
      Effect of dilutive securities, stock options               699,146           343,253          442,408          381,822
                                                            ----------------------------------------------------------------
      Denominator for diluted earnings
        per share                                             17,736,448        15,864,341       17,468,168       15,200,592
                                                            ================================================================

      ----------------------------------------------------------------------------------------------------------------------
      Basic earnings per share:
        Income from continuing operations                   $        .16      $        .02      $       .23      $       .05
        Discontinued operations                                                        .01                               .01
                                                            ----------------------------------------------------------------
        Net income                                          $        .16      $        .03      $       .23      $       .06
                                                            ================================================================

      ----------------------------------------------------------------------------------------------------------------------
      Diluted earnings per share:
        Income from continuing operations                   $        .15      $        .02      $       .22      $       .05
        Discontinued operations                                                        .01                               .01
                                                            ----------------------------------------------------------------
        Net income                                          $        .15      $        .03      $       .22      $       .06
                                                            ================================================================

      ----------------------------------------------------------------------------------------------------------------------

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

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

14.   Operating Segments

      Summarized in the table below is financial information for our reportable segments for the three months and six months ended June 30, 2003 and 2002 after giving effect to the divestiture of the Company's operations in The Netherlands in 2002:

                                                                 Three Months Ended             Six Months Ended
                                                                       June 30,                      June 30,
                                                               ------------------------------------------------------
                                                                  2003           2002           2003          2002
      (dollars in thousands)                                   (Restated)     (Restated)     (Restated)    (Restated)
      ---------------------------------------------------------------------------------------------------------------
      Revenues:
        Demineralized Bone Matrix Segment                       $ 12,263       $ 11,490       $ 23,632       $ 23,641
        Base Tissue Segment                                       10,959          9,612         20,912         18,047
        Other, principally metal spinal
            implants                                               1,570          1,907          2,727          3,406
      ---------------------------------------------------------------------------------------------------------------
        Consolidated                                            $ 24,792       $ 23,009       $ 47,271       $ 45,094
      ===============================================================================================================
       Operating income (loss):
         Demineralized Bone Matrix Segment                      $  4,392       $  2,881       $  7,657       $  4,593
         Base Tissue Segment                                       1,703         (2,633)         1,882         (2,532)
        Other, principally metal spinal
            Implants                                              (1,437)          (491)        (2,510)        (1,300)
      ---------------------------------------------------------------------------------------------------------------
         Consolidated                                           $  4,658       $   (243)      $  7,029       $    761
      ===============================================================================================================

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2003 and 2002 presented below has been revised to reflect the restatement of the Company's previously reported financial statements as discussed in Note 1 of "Notes to Condensed Consolidated Financial Statements".

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

Income from Continuing Operations

Consolidated income from continuing operations was $2,742,000 or $.15 diluted earnings per share and $3,923,000 or $.22 diluted earnings per share for the three and six months ended June 30, 2003, respectively, compared to consolidated income from continuing operations of $346,000 or $.02 diluted earnings per share and $768,000 or $.05 diluted earning per share in the respective corresponding periods in 2002. Both the three and six months ended June 30, 2002 included an after tax charge of $1,071,000 or $.07 diluted loss per share associated with the Medtronic litigation settlement and an after tax gain of $830,000 or $.05 diluted earnings per share related to the sale of the PolyActive(TM) polymer biomaterial technology and patents to IsoTis BV. The improvement in income from continuing operations in 2003 compared to 2002 is due to a combination of increased revenues, improved gross margins, continued cost containment and the impact in 2002 of the charges mentioned directly above.

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

Net Income

Consolidated net income in the second quarter of 2003 was $2,742,000 or $.15 diluted net income per share compared to consolidated net income of $432,000 or $.03 diluted net income per share in the second quarter of 2002. Consolidated net income for the six months ended June 30, 2003 was $3,923,000 or $.22 diluted net income per share compared to consolidated net income of $861,000 or $.06 diluted net income per share for the six months ended June 30, 2002.

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

Gross Profit

Consolidated gross profit as a percentage of consolidated net revenues was 62% in the second quarter of 2003 compared to 56% in the second quarter of 2002. Consolidated gross profit as a percentage of consolidated net revenues was 59% for the six months ended June 30, 2003 compared to 58% for the six months ended June 30, 2002. The improvement in gross profit margin in both periods of 2003 was primarily the result of increased revenues, which generated higher production levels and greater absorption of the fixed costs associated with our tissue processing facility opened in June, 2002.

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

Operating Income

Consolidated operating income increased $4,901,000 to $4,658,000 in the second quarter of 2003 from an operating loss of $243,000 in the second quarter of 2002. Consolidated operating income increased $6,268,000 for the six months ended June 30, 2003 to $7,029,000 from $761,000 for the six months ended

June 30, 2002. Included in both periods in 2002 is the aforementioned litigation settlement charge of $1,785,000.

DBM Segment operating income increased 52% to $4,392,000 in the three months ended June 30, 2003 from $2,881,000 in the same period in 2002. The increase results principally from the growth in revenues and a decrease in operating expenses, primarily related to a $1,068,000 reduction in legal fees. DBM Segment operating income increased $3,064,000 for the six months ended June 30, 2003 to $7,657,000 from $4,593,000 in the corresponding period in 2002. The improvement in operating income in the six months ended June 30, 2003 compared to the same period in 2002 is due primarily to lower operating expenses, principally from a $1,902,000 reduction in legal fees, lower selling, marketing and promotional spending, and slightly improved gross profit margins.

Base Tissue Segment operating income improved $4,336,000 in the second quarter of 2003 to $1,703,000 from an operating loss of $2,633,000 in the corresponding period in 2002, and improved $4,414,000 for the six months ended June 30, 2003 to $1,882,000 from an operating loss of $2,532,000 for the six months ended June 30, 2002. The improvements in both periods resulted primarily from the increase in revenues and improved gross profit margins as a result of processing efficiencies and higher unit production volumes. In addition, both periods in 2002 were negatively impacted by the litigation settlement charge of $1,785,000.

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

For the six months ended June 30, 2002, our effective income tax rate from continuing operations was 30%, as our tax provision on expected domestic income was partially offset by the utilization of foreign net operating loss carryforwards, which carried a full valuation allowance, to offset foreign income. We did not recognize an income tax provision for discontinued operations due to utilization of net operating loss carryforwards, which carried a full valuation allowance, to offset income from operations and the tax gain on the sale of our operations in The Netherlands.

In the three and six month periods ended June 30, 2002, we utilized approximately $2,000,000 (tax effect of approximately $680,000) of our historical net operating loss carryforwards relating to our subsidiary in The Netherlands. (See Note 12 of "Notes to Condensed Consolidated Financial Statements.")

Liquidity and Capital Resources

At June 30, 2003 we had cash, cash equivalents and short-term investments of $14,817,000 compared to $13,988,000 at December 31, 2002. We invest excess cash in U.S. Government-backed securities and investment grade commercial paper of major U.S. corporations. The increase in cash, cash equivalents and short-term investments was primarily due to the improvement in operating results and the receipt of a Federal income tax refund, partially offset by continued investments in our business. Working capital increased $5,930,000 to $48,377,000 at June 30, 2003 compared to $42,447,000 at December 31, 2002. The increase in working capital resulted primarily from an increase in accounts receivables from clients and customers as a result of the increase in first and second quarter 2003 revenues as compared to fourth quarter 2002 revenues and additional investments in deferred processing costs as we rebuild and expend our allograft tissue inventories, partially offset by an increase in accounts payable and accrued expenses.

Net cash provided by operating activities was $3,085,000 in the six months ended June 30, 2003 and net cash used in operating activities was $2,199,000 in the six months ended June 30, 2002. The increase resulted primarily from improved profitability compared to the prior year, increased non-cash charges, principally depreciation and amortization, an increase in accounts payable and accrued expenses and the receipt of a Federal income tax refund; partially offset by an increase in accounts receivables from clients and customers as a result of the increase in first and second quarter 2003 revenues as compared to fourth quarter 2002 revenues and additional investments in deferred processing costs resulting from our efforts to rebuild and expand our allograft tissue inventories.

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

Net cash used in financing activities was $927,000 for the six months ended June 30, 2003 and cash provided by financing activities was $14,894,000 for the six months ended June 30, 2002. Net cash used in financing activities in 2003 was principally the result of payments on long-term debt, partially offset by proceeds from the sale of common stock associated with employee stock option exercises and our employee stock purchase plan. Cash provided by financing activities in 2002 primarily resulted from the sale of 2.8 million shares of common stock in May, 2002 at a price of $6.25 generating net proceeds of $15,756,000, sales of common stock associated with employee stock option exercises and our employee stock purchase plan, partially offset by principal payments on long-term debt.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a - 15(e) under the Exchange Act) as of June 30, 2003 (the "Evaluation Date"). Based upon that evaluation, and taking into consideration of the additional procedures discussed below, the Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

(b) The matters voted upon at the annual meeting and the results of the voting are set forth below:

      i) With respect to the election of Directors of Osteotech, the persons named below were elected at the annual meeting to serve a term of one year or until the next annual meeting of stockholders. They constitute the entire board of directors of Osteotech. Each received the following number of votes:

                  Director                          For           Withheld
                  ----------------------------------------------------------
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

(a)   Exhibits (numbered in accordance with Item 601 of Regulation S-K)

      Exhibit                                                             Page
      Number     Description                                             Number
      ------     -----------                                             ------

        3.1      Restated Certificate of Incorporation of
                 Osteotech, as amended                                     ^

        3.2      Third Amended and Restated Bylaws of Osteotech            ^

        3.4      Certificate of Retirement and Prohibition of              ^^
                 Reissuance of Shares of Osteotech, Inc., dated
                 April 4, 2002

        4.1      Rights Agreement dated as of February 1, 1996             ^
                 between Osteotech, Inc. and Registrar and Transfer
                 Co., as amended
                                                                           ^^^
        10.41    Amended and Restated 2000 Stock Plan approved by
                 Osteotech, Inc.'s stockholders on June 12, 2003

        10.42    Joint Settlement Agreement and Agreements for             ^^^
                 Release of Claims and Amendment of Plan of Reorganization dated May 30, 2003, by and among Osteotech, Inc., GenSci Orthobiologics, Inc. and
                 GenSci Regeneration Sciences, Inc.

        31.1     Certification of Chief Executive Officer pursuant         *
                 to Section 302 of the Sarbanes-Oxley Act of 2002

        31.2     Certification of Chief Financial Officer pursuant         *
                 to Section 302 of the Sarbanes-Oxley Act of 2002

        32.1     Certification of Chief Executive Officer pursuant         *
                 to Section 906 of the Sarbanes-Oxley Act of 2002

        32.2     Certification of Chief Financial Officer pursuant         *
                 to Section 906 of the Sarbanes-Oxley Act of 2002


*     Filed herewith.

^ Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference thereto.

^^ Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference thereto.

^^^ Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003 and incorporated herein by reference.

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

Date: April 23, 2004                        Osteotech, Inc.
                                            ------------------------------------
                                            (Registrant)


Date: April 23, 2004                   By:  /S/ Richard W. Bauer
                                            ------------------------------------
                                            Richard W. Bauer
                                            President, Chief Executive Officer
                                            (Principal Executive Officer)


Date: April 23, 2004                   By:  /S/ Michael J. Jeffries
                                            ------------------------------------
                                            Michael J. Jeffries
                                            Executive Vice President,
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                            Chief Accounting Officer)