Form 10-Q/A
period 2003-09-30
OSTEOTECH INC
filed 2004-04-23
CIK 874734

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

                                Explanatory Note

We are filing this amendment to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the Securities and Exchange Commission on November 13, 2003, to reflect restatement of our condensed consolidated balance sheet as of September 30, 2003, our condensed consolidated statements of operations for the three and nine months ended September 30, 2003 and 2002, our condensed consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002 and related footnotes. The restatement corrects errors related to over accruals of certain expenses caused by a flaw in the Company's computer software identified during our 2003 year-end closing procedures. The pretax impact on results of operations of correcting the error related to the computer flaw was a decrease of $267,000 and $194,000 for the three and nine months ended September 30, 2003, respectively. The pretax impact on results of operations of correcting the error related to the computer flaw was an increase of $33,000 and $291,000 for the three and nine months ended September 30, 2002, respectively. See Note 1 of "Notes to Condensed Consolidated Financial Statements" for a detailed disclosure of the impacts of this restatement.

This amendment is limited in scope to the portions of our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2003 impacted by this restatement and does not amend, update or change any other items or disclosures contained in the original 10-Q filed on November 13, 2003. Changes have also been made to the following additional items in this Quarterly Report on Form 10-Q/A as a result of the restatement:

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

      o     Part I, Item 4, "Controls and Procedures"

      o     Part II, Item 6, "Exhibits and Reports on Form 8-K"

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

                        OSTEOTECH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (dollars in thousands)

                                                                          September 30,      December 31,
                                                                              2003               2002
                                                                           (Restated)
---------------------------------------------------------------------------------------------------------
ASSETS
---------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                              $ 12,236          $ 10,040
     Short-term investments                                                                      3,948
     Accounts receivable, net of allowance of
          $1,817 in 2003 and $943 in 2002                                     16,928            11,545
     Deferred processing costs                                                26,287            15,433
     Inventories                                                               4,393             4,820
     Income tax receivable                                                     1,688             3,357
     Deferred tax assets                                                       5,512             5,431
     Prepaid expenses and other current assets                                 1,067             1,023
                                                                            -----------------------------
               Total current assets                                           68,111            55,597

Property, plant and equipment, net                                            48,881            53,535
Goodwill, net of accumulated amortization of $404 in 2003 and 2002             1,669             1,669
Other assets                                                                   4,109             3,931
---------------------------------------------------------------------------------------------------------
               Total assets                                                 $122,770          $114,732
=========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable and accrued liabilities                               $ 15,562          $ 10,489
     Current maturities of long-term debt                                      2,661             2,661
                                                                            -----------------------------
               Total current liabilities                                      18,223            13,150

Long-term debt                                                                13,927            15,922
Other liabilities                                                              1,333             1,637
---------------------------------------------------------------------------------------------------------
               Total liabilities                                              33,483            30,709
---------------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares
         Authorized; no shares issued or outstanding
     Common stock, $.01 par value; 70,000,000 shares
         Authorized; issued and outstanding 17,101,120
         shares in 2003 and 17,001,372 shares in 2002                            171               170
     Additional paid-in capital                                               63,956            63,368
     Accumulated other comprehensive income                                      266                78
     Retained earnings                                                        24,894            20,407
---------------------------------------------------------------------------------------------------------
               Total stockholders' equity                                     89,287            84,023
---------------------------------------------------------------------------------------------------------
               Total liabilities and stockholders' equity                   $122,770          $114,732
=========================================================================================================

See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                  (dollars in thousands, except per share data)

                                                             Three Months                           Nine Months
                                                          Ended September 30,                   Ended September 30,
                                                    -------------------------------       -------------------------------
                                                         2003              2002               2003               2002
                                                      (Restated)        (Restated)         (Restated)         (Restated)
-------------------------------------------------------------------------------------------------------------------------
Net revenues:
 Service                                            $     21,209       $     18,190       $     65,753       $     59,878
 Product                                                   1,926              1,501              4,653              4,907
                                                    ------------       ------------       ------------       ------------
                                                          23,135             19,691             70,406             64,785

Cost of services                                           9,914              9,255             26,959             26,310
Cost of products                                           1,217              3,401              3,422              5,366
                                                    ------------       ------------       ------------       ------------
                                                          11,131             12,656             30,381             31,676
                                                    ------------       ------------       ------------       ------------

Gross profit                                              12,004              7,035             40,025             33,109

Marketing, selling, general and administrative             9,806              8,309             28,873             29,849
Research and development                                   1,095              1,002              3,020              2,990
                                                    ------------       ------------       ------------       ------------
                                                          10,901              9,311             31,893             32,839

Litigation settlement charge                                                                                       (1,785)
                                                    ------------       ------------       ------------       ------------

Operating income (loss)                                    1,103             (2,276)             8,132             (1,515)
Interest expense and other, net                             (126)              (162)              (590)              (782)
Gain on sale of patents                                                                                               950
                                                    ------------       ------------       ------------       ------------

Income (loss) from continuing operations
 before income taxes                                         977             (2,438)             7,542             (1,347)
Income tax provision (benefit)                               413             (3,465)             3,055             (3,142)
                                                    ------------       ------------       ------------       ------------

Income from continuing operations                            564              1,027              4,487              1,795
Income from discontinued operations,
 net of loss on disposal of $291 in 2002                                                                               93
-------------------------------------------------------------------------------------------------------------------------
Net income                                          $        564       $      1,027       $      4,487       $      1,888
=========================================================================================================================
Earnings per share:
  Basic:
  Income from continuing operations                 $        .03       $        .06       $        .26       $        .11
  Discontinued operations                                                                                             .01
                                                    ------------       ------------       ------------       ------------
  Net income                                        $        .03       $        .06       $        .26       $        .12
                                                    ============       ============       ============       ============
  Diluted:
  Income from continuing operations                 $        .03       $        .06       $        .25       $        .11
  Discontinued operations                                                                                             .01
                                                    ------------       ------------       ------------       ------------
  Net income                                        $        .03       $        .06       $        .25       $        .12
                                                    ============       ============       ============       ============
Shares used in computing earnings per share:
  Basic                                               17,093,937         16,916,152         17,049,605         15,542,076
  Diluted                                             17,958,095         17,358,019         17,704,140         15,945,162

See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (dollars in thousands)

                                                                                 2003            2002
Nine Months Ended September 30,                                               (Restated)      (Restated)
--------------------------------------------------------------------------------------------------------
Cash Flow From Operating Activities
  Net income                                                                   $  4,487       $  1,888
  Adjustments to reconcile income to net cash
      provided by operating activities:
         Depreciation and amortization                                            6,321          5,789
         Deferred income taxes                                                                  (2,157)
         Gain on sale of patents                                                                  (950)
         Reversal of tax liability                                                              (2,557)
         Changes in current assets and liabilities:
             Accounts receivable                                                 (5,178)           467
             Deferred processing costs                                          (10,776)        (4,214)
             Inventories                                                            555          1,881
             Prepaid expenses and other current assets                            1,825            (52)
             Accounts payable and other liabilities                               4,452          1,426
--------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                         1,686          1,521

Cash Flow From Investing Activities
  Capital expenditures                                                           (1,326)        (4,253)
  Proceeds from sale of land
  Purchases of investments                                                                      (3,948)
  Proceeds from sale of investments                                               3,948
  Proceeds from sale of foreign operation                                                        1,000
  Proceeds from sale of patents                                                                  1,000
  Other, net                                                                       (507)            81
--------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                               2,115         (6,120)

Cash Flow From Financing Activities
  Proceeds from issuance of common stock                                            589         16,204
  Principal payments on long-term debt                                           (1,995)        (1,965)
--------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                              (1,406)        14,239

Effect of exchange rate changes on cash                                            (199)           158
--------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                         2,196          9,798
Cash and cash equivalents at beginning of period                                 10,040          5,192
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                     $ 12,236       $ 14,990
========================================================================================================

Supplementary cash flow data:
  Cash paid during the period for interest, excluding amounts capitalized      $    699       $    996
  Cash paid (refunded) during the period for taxes                                 (270)         1,226

Noncash investing activities:
   Note receivable from sale of foreign operation                              $              $  1,273

See accompanying notes to condensed consolidated financial statements

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

1.    Restatement of Financial Statements

      During our 2003 year-end closing procedures, the Company identified a previously undetected flaw in its computer software used to maintain certain accounting records, resulting in over accruals of certain expenses in the Company's accounting records. As a result, the Company has restated its condensed consolidated financial statements for the interim periods presented herein to reflect the reversal of such over accruals. The effect of the restatement on the Company's condensed consolidated balance sheet as of September 30, 2003 and on the Company's condensed consolidated statements of operations for the three and nine months ended September 30, 2003 and 2002 is shown below. Items identified with an (*) were not impacted in that period by the effects of the restatement.

Changes to Consolidated Balance Sheets:

                                                       As of September 30, 2003
                                                       ------------------------
                                                        Reported        Restated
                                                        --------        --------
Deferred tax assets                                    $   5,784       $   5,512
Total current assets                                      68,383          68,111
Total assets                                             123,042         122,770
Accounts payable and accrued liabilities                  16,249          15,562
Total current liabilities                                 18,910          18,223
Total liabilities                                         34,170          33,483
Retained earnings                                         24,479          24,894
Total stockholders' equity                                88,872          89,287
Total liabilities and stockholders' equity               123,042         122,770
================================================================================

Changes to Consolidated Statement of Operations:

                                                    Three Months Ended                Three Months Ended
                                                    September 30, 2003                September 30, 2002
                                                -------------------------------------------------------------
                                                (Reported)       (Restated)       (Reported)       (Restated)
-------------------------------------------------------------------------------------------------------------
Cost of services                                  $   9,647      $   9,914           $  9,288       $  9,255
Gross profit                                         12,271         12,004              7,002          7,035
Operating income (loss)                               1,370          1,103             (2,309)        (2,276)
Income (loss) from continuing
   operations before income taxes                     1,244            977             (2,471)        (2,438)
Income tax provision (benefit)                          525            413             (3,478)        (3,465)
Income from continuing operations                       719            564              1,007          1,027
Net income                                              719            564              1,007          1,027
Net income per share:
   Basic:
       Income from continuing operations               .04             .03                  *             *
       Net income                                      .04             .03                  *             *
   Diluted:
       Income from continuing operations               .04             .03                  *             *
       Net income                                      .04             .03                  *             *
=============================================================================================================

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

1.    Restatement of Financial Statements (continued)

      Changes to Consolidated Statement of Operations:

                                                    Nine Months Ended                Nine Months Ended
                                                    September 30, 2003              September 30, 2002
                                                 ----------------------------------------------------------
                                                 (Reported)      (Restated)     (Reported)       (Restated)
-----------------------------------------------------------------------------------------------------------
Cost of services                                  $   26,765     $  26,959         $ 26,601       $ 26,310
Gross profit                                          40,219        40,025           32,818         33,109
Operating income (loss)                                8,326         8,132           (1,806)        (1,515)
Income (loss) from continuing
   operations before income taxes                      7,736         7,542           (1,638)        (1,347)
Income tax provision (benefit)                         3,136         3,055           (3,258)        (3,142)
Income from continuing operations                      4,600         4,487            1,620          1,795
Net income                                             4,600         4,487            1,713          1,888
Net income per share:
   Basic:
       Income from continuing operations                .27            .26              .10           .11
       Net income                                       .27            .26              .11           .12
   Diluted:
       Income from continuing operations                .26            .25              .10           .11
       Net income                                       .26            .25              .11           .12
===========================================================================================================

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

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

3.     Stock Options (continued)

                                                               Three Months Ended             Nine Months Ended
                                                                  September 30,                  September 30,
                                                            ------------------------------------------------------
                                                               2003          2002            2003          2002
      (in thousands, except per share data)                 (Restated)    (Restated)      (Restated)    (Restated)
      ------------------------------------------------------------------------------------------------------------
      Net income
       As reported:
         Income from continuing operations                  $     564      $   1,027      $   4,487      $   1,795
         Discontinued operations                                                                                93
                                                            ------------------------------------------------------
         Net income                                         $     564      $   1,027      $   4,487      $   1,888
                                                            ======================================================
       Impact on income from continuing
              operations and net income related
              to stock-based employee compensation
              expense, net of tax                           $     273      $      82      $     678      $     218
                                                            ======================================================
       Pro forma:
         Income from continuing operations                  $     291      $     945      $   3,809      $   1,577
         Discontinued operations                                                                                93
                                                            ------------------------------------------------------
         Net income                                         $     291      $     945      $   3,809      $   1,670
                                                            ======================================================

      Net income per share
       As reported
        Basic:
         Income from continuing operations                  $     .03      $     .06      $     .26      $     .11
         Discontinued operations                                                                               .01
                                                            ------------------------------------------------------
         Net income                                         $     .03      $     .06      $     .26      $     .12
                                                            ======================================================
        Diluted:
         Income from continuing operations                  $     .03      $     .06      $     .25      $     .11
         Discontinued operations                                                                               .01
                                                            ------------------------------------------------------
         Net income                                         $     .03      $     .06      $     .25      $     .12
                                                            ======================================================

       Pro forma
        Basic:
         Income from continuing operations                  $     .02      $     .06      $     .22      $     .10
         Discontinued operations                                                                               .01
                                                            ------------------------------------------------------
         Net income                                         $     .02      $     .06      $     .22      $     .11
                                                            ======================================================
        Diluted:
         Income from continuing operations                  $     .02      $     .05      $     .22      $     .10
         Discontinued operations                                                                               .01
                                                            ------------------------------------------------------
         Net income                                         $     .02      $     .05      $     .22      $     .11
==================================================================================================================

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

6.    Deferred Processing Costs

      Deferred processing costs consist of the following:

                                                                                September 30,     December 31,
      (in thousands)                                                                2003             2002
      --------------------------------------------------------------------------------------------------------
      Donor tissue to be processed and distributed
         by the Company                                                           $ 5,529          $ 2,411
      Tissue in process                                                             6,537            5,043
      Processed implantable donor tissue to be distributed
         by the Company                                                            12,354            6,234
      Processed implantable donor tissue held for clients                           1,867            1,745
      --------------------------------------------------------------------------------------------------------
                                                                                  $26,287          $15,433
      ========================================================================================================

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

7.    Inventories

      Inventories consist of the following:

                                                  September 30,     December 31,
      (in thousands)                                  2003              2002
      --------------------------------------------------------------------------
      Supplies                                       $  296            $  223
      Raw materials                                     771               678
      Finished goods                                  3,326             3,919
      --------------------------------------------------------------------------
                                                     $4,393            $4,820
      ==========================================================================

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

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

10.   Comprehensive Income

      Comprehensive income for the three months and nine months ended September 30, 2003 and 2002 were as follows:

                                                                 Three Months Ended         Nine Months Ended
                                                                   September 30,               September 30,
                                                             ---------------------------------------------------
                                                                2003          2002          2003         2002
      (in thousands)                                         (Restated)    (Restated)    (Restated)   (Restated)
      ----------------------------------------------------------------------------------------------------------
      Net income                                               $   564       $ 1,027       $ 4,487      $ 1,888

      Currency translation adjustments                            (169)          (35)          188          422
      ----------------------------------------------------------------------------------------------------------

      Comprehensive income                                     $   395       $   992       $ 4,675      $ 2,310
      ==========================================================================================================

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

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

13.   Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share for the three months and nine months ended September 30, 2003 and 2002:

                                                               Three Months Ended                 Nine Months Ended
                                                                  September 30,                      September 30,
                                                        ------------------------------------------------------------------
                                                            2003                2002             2003             2002
      (dollars in thousands except per share data)       (Restated)          (Restated)       (Restated)       (Restated)
      --------------------------------------------------------------------------------------------------------------------
      Income from continuing operations                 $        564        $      1,027     $      4,487     $      1,795

      Discontinued operations                                                                                           93
                                                        ------------------------------------------------------------------
      Net income available to
       common shareholders                              $        564        $      1,027     $      4,487     $      1,888
                                                        ==================================================================

      --------------------------------------------------------------------------------------------------------------------
      Denominator for basic earnings
       per share, weighted average common
       shares outstanding                                 17,093,937          16,916,152       17,049,605       15,542,076
      Effect of dilutive securities, stock options           864,158             441,867          654,535          403,086
                                                        ------------------------------------------------------------------
      Denominator for diluted earnings
       per share                                          17,958,095          17,358,019       17,704,140       15,945,162
                                                        ==================================================================

      --------------------------------------------------------------------------------------------------------------------
      Basic earnings per share:
       Income from continuing operations                $        .03        $        .06     $        .26     $        .11
       Discontinued operations                                                                                         .01
                                                        ------------------------------------------------------------------
       Net income                                       $        .03        $        .06     $        .26     $        .12
                                                        ==================================================================

      --------------------------------------------------------------------------------------------------------------------
      Diluted earnings per share:
       Income from continuing operations                $        .03        $        .06     $        .25     $        .11
       Discontinued operations                                                                                         .01
                                                        ------------------------------------------------------------------
       Net income                                       $        .03        $        .06     $        .25     $        .12
                                                        ==================================================================

      --------------------------------------------------------------------------------------------------------------------

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

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

14.   Operating Segments

      Summarized in the table below is financial information for our reportable segments for the three months and nine months ended September 30, 2003 and 2002 after giving effect to the divestiture of the Company's operations in The Netherlands in 2002:

                                                                     Three Months Ended           Nine Months Ended
                                                                       September 30,                September 30,
                                                                  -----------------------------------------------------
                                                                    2003           2002           2003           2002
      (dollars in thousands)                                     (Restated)     (Restated)     (Restated)     (Restated)
      ------------------------------------------------------------------------------------------------------------------
      Revenues:
        Demineralized Bone Matrix Segment                         $ 11,534       $ 10,917       $ 35,166       $ 34,558
        Base Tissue Segment                                          9,675          7,273         30,587         25,320
        Other, principally metal spinal implants                     1,926          1,501          4,653          4,907
      ------------------------------------------------------------------------------------------------------------------
        Consolidated                                              $ 23,135       $ 19,691       $ 70,406       $ 64,785
      ==================================================================================================================
       Operating income (loss):
         Demineralized Bone Matrix Segment                        $  2,761       $  3,647       $ 10,418       $  8,240
         Base Tissue Segment                                          (216)        (2,881)         1,666         (5,413)
         Other, principally metal spinal implants                   (1,442)        (3,042)        (3,952)        (4,342)
      ------------------------------------------------------------------------------------------------------------------
         Consolidated                                             $  1,103       $ (2,276)      $  8,132       $ (1,515)
      ==================================================================================================================

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Management's Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2003 and 2002 presented below has been revised to reflect the restatement of the Company's previously reported financial statements as discussed in Note 1 of "Notes to Condensed Consolidated Financial Statements".

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

Income from Continuing Operations

Consolidated income from continuing operations was $564,000 or $.03 diluted earnings per share and $4,487,000 or $.26 diluted earnings per share for the three and nine months ended September 30, 2003, respectively, compared to consolidated income from continuing operations of $1,027,000 or $.06 diluted earnings per share and $1,795,000 or $.11 diluted earning per share in the respective corresponding periods in 2002. Both the three and nine months ended September 30, 2003 include an after tax charge of $227,000 related to a reduction in workforce implemented on September 24, 2003. The three months ended September 30, 2002 included an after tax charge of $2,447,000 related to provisions for excess and obsolete metal spinal implant systems and bio-d(R) Threaded Cortical Bone Dowels, and for the rework of tissue placed in quarantine in third quarter 2002, offset by the recognition of an income tax benefit of $2,557,000 related to releasing income tax liabilities which were no longer required. In addition to the items mentioned directly above, the nine months ended September 30, 2002 included an after tax provision of $1,071,000 associated with the Medtronic litigation settlement and an after tax gain of $830,000 related to the sale of the PolyActive(TM) polymer biomaterial technology and patents to IsoTis BV.

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

Net Income

Consolidated net income in the third quarter of 2003 was $564,000 or $.03 diluted net income per share compared to consolidated net income of $1,027,000 or $.06 diluted net income per share in the third quarter of 2002. Consolidated net income for the nine months ended September 30, 2003 was $4,487,000 or $.25 diluted net income per share compared to consolidated net income of $1,888,000 or $.12 diluted net income per share for the nine months ended September 30, 2002.

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

Gross Profit

Consolidated gross profit as a percentage of consolidated net revenues was 52% in the third quarter of 2003 compared to 36% in the third quarter of 2002. Consolidated gross profit as a percentage of consolidated net revenues was 57% for the nine months ended September 30, 2003 compared to 51% for the nine months ended September 30, 2002. The improvement in gross profit margin in both periods of 2003 was primarily the result of increased revenues, which generated higher production levels and greater absorption of the fixed costs associated with tissue processing. The corresponding periods of 2002 were negatively impacted by the temporary suspension of Base Tissue Segment processing operations and provisions for excess and obsolete inventories and the estimated cost to rework tissue placed in quarantine in third quarter 2002. We expect that consolidated gross profit margins will decline slightly in future periods primarily as a result of expected revenue growth in our lower gross profit margin product lines, which will only be partially offset by revenue growth in our higher gross profit margin product lines.

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

Operating Income

Consolidated operating income increased $3,379,000 to $1,103,000 in the third quarter of 2003 from an operating loss of $2,276,000 in the third quarter of 2002. Consolidated operating income increased $9,647,000 for the nine months ended September 30, 2003 to $8,132,000 from an operating loss of $1,515,000 for the nine months ended September 30, 2002. Included in the nine months ended September 30, 2002 is the aforementioned litigation settlement charge of $1,785,000.

DBM Segment operating income declined to $2,761,000 in the three months ended September 30, 2003 from $3,647,000 in the same period in 2002. The decrease results principally from a decline in gross profit margins as a result of increased revenues in international DBM revenues, which generate a significantly lower gross profit margin than domestic DBM revenues, increased commission costs associated with programs aimed at stabilizing the domestic Grafton(R) DBM business and increased selling costs associated with a shift in our domestic sales force to direct sales representative from agency representation. DBM Segment operating income increased to $10,418,000 for the nine months ended September 30, 2003 from $8,240,000 in the corresponding period in 2002. The improvement in operating income in the nine months ended September 30, 2003 compared to the same period in 2002 is due primarily to lower operating expenses, principally from a $2,365,000 reduction in legal fees, partially offset by a decline in gross profit margins.

We incurred an operating loss in the Base Tissue Segment of $216,000 and $2,881,000 for the three months ended September 30, 2003 and 2002, respectively. Base Tissue Segment operating income improved $7,079,000 for the nine months ended September 30, 2003 to $1,666,000 from an operating loss of $5,413,000 for the nine months ended September 30, 2002. The improvements in both periods resulted primarily from the increase in revenues and improved gross profit margins. The 2002 periods were negatively impacted by the temporary suspension of Base Tissue Segment processing operations, the provisions for excess and obsolete bio-d(R) Dowels, the estimated cost to rework tissue placed in quarantine in third quarter 2002 and, in the nine months ended September 20, 2002, by the litigation settlement charge of $1,785,000.

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

Liquidity and Capital Resources

At September 30, 2003 we had cash, cash equivalents and short-term investments of $12,236,000 compared to $13,988,000 at December 31, 2002. We invest excess cash in U.S. Government-backed securities and investment grade commercial paper of major U.S. corporations. The decline in cash, cash equivalents and short-term investments was primarily due to continued investments in deferred processing costs as we expand our allograft tissue inventories, partially offset by improvements in operating results and the receipt of a Federal income tax refund. Working capital increased $7,441,000 to $49,888,000 at September 30, 2003 compared to $42,447,000 at December 31, 2002. The increase in working capital resulted primarily from an increase in accounts receivables from clients and customers as a result of the increase in revenues in 2003 as compared to fourth quarter 2002 and additional investments in deferred processing costs, partially offset by an increase in accounts payable and accrued expenses.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a - 15(e) under the Exchange Act) as of September 30, 2003 (the "Evaluation Date"). Based upon that evaluation, and taking into consideration of the additional procedures discussed below, the Chief Executive Officer and Chief Financial Officer concluded that as of the Evaluation Date our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits (numbered in accordance with Item 601 of Regulation S-K)

          Exhibit                                                         Page
          Number    Description                                          Number
          ------    -----------                                          ------
            3.1     Restated Certificate of Incorporation of                ^
                    Osteotech, as amended

            3.2     Third Amended and Restated Bylaws of                    ^
                    Osteotech

            3.4     Certificate of Retirement and Prohibition of            ^^
                    Reissuance of Shares of Osteotech, Inc., dated April 4, 2002

            4.1     Rights Agreement dated as of February 1, 1996           ^
                    between Osteotech, Inc. and Registrar and Transfer Co., as amended

          10.41     Amended and Restated 2000 Stock Plan approved           ^^^
                    by Osteotech, Inc.'s stockholders on June 12,
                    2003

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

      ^^^ Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 filed with the Securities and Exchange Commission on November 13, 2003 and incorporated herein by reference.

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

Date: April 23, 2004                        Osteotech, Inc.
                                            -----------------------------------
                                            (Registrant)

Date: April 23, 2004                   By:  /S/ Richard W. Bauer
                                            -----------------------------------
                                            Richard W. Bauer
                                            President, Chief Executive Officer
                                            (Principal Executive Officer)

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