Form 10-Q
period 2004-03-31
OSTEOTECH INC
filed 2004-05-10
CIK 874734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

|x| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended March 31, 2004

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _________to ________

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

The number of shares of the registrant's common stock, $.01 par value, outstanding as of May 5, 2004 was 17,144,796.

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                        OSTEOTECH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (dollars in thousands)

                                                                         March 31,      December 31,
                                                                            2004            2003
----------------------------------------------------------------------------------------------------
ASSETS
----------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                            $ 13,957        $ 15,326
     Accounts receivable, net of allowance of
          $1,621 in 2004 and $1,487 in 2003                                 17,507          15,187
     Deferred processing costs                                              30,694          29,013
     Inventories                                                             1,383           3,581
     Prepaid expenses and other current assets                               7,619           7,345
                                                                          --------------------------
               Total current assets                                         71,160          70,452

Property, plant and equipment, net                                          45,415          47,107
Goodwill, net of accumulated amortization of $404 in 2004 and 2003           1,669           1,669
Other assets                                                                 7,633           7,985
----------------------------------------------------------------------------------------------------
               Total assets                                               $125,877        $127,213
====================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable and accrued liabilities                             $ 11,875        $ 11,407
     Current maturities of long-term debt                                    2,661           2,661
                                                                          --------------------------
               Total current liabilities                                    14,536          14,068

Long-term debt                                                              12,597          13,262
Other liabilities                                                            3,662           3,663
----------------------------------------------------------------------------------------------------
               Total liabilities                                            30,795          30,993
----------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares
         authorized; no shares issued or outstanding
     Common stock, $.01 par value; 70,000,000 shares
         authorized; issued and outstanding 17,136,296
         shares in 2004 and 17,117,720 shares in 2003                          171             171
     Additional paid-in capital                                             64,279          64,170
     Accumulated other comprehensive income                                    613             605
     Retained earnings                                                      30,019          31,274
----------------------------------------------------------------------------------------------------
               Total stockholders' equity                                   95,082          96,220
----------------------------------------------------------------------------------------------------
               Total liabilities and stockholders' equity                 $125,877        $127,213
====================================================================================================

See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                 (dollars in thousands, except per share data)

Three Months Ended March 31,                                   2004                 2003
---------------------------------------------------------------------------------------------
Net revenues:
      Service                                              $     22,193         $     21,322
      Product                                                     1,584                1,157
                                                           ----------------------------------
                                                                 23,777               22,479

Cost of services                                                 10,897                8,725
Cost of products                                                  3,242                1,061
                                                           ----------------------------------
                                                                 14,139                9,786
                                                           ----------------------------------

Gross profit                                                      9,638               12,693

Marketing, selling, general and administrative                   10,506                9,332
Research and development                                            856                  990
                                                           ----------------------------------
                                                                 11,362               10,322
                                                           ----------------------------------

Operating income (loss)                                          (1,724)               2,371

Interest expense and other, net                                    (237)                (295)
                                                           ----------------------------------

Income (loss) before income tax provision (benefit)              (1,961)               2,076

Income tax provision (benefit)                                     (706)                 895
                                                           ----------------------------------

Net income (loss)                                          $     (1,255)        $      1,181
=============================================================================================

Earnings (loss) per share:
     Basic                                                 $       (.07)        $        .07
     Diluted                                               $       (.07)        $        .07

Shares used in computing earnings per share:
     Basic                                                   17,120,390           17,002,455
     Diluted                                                 17,120,390           17,279,283
=============================================================================================

See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)

Three Months Ended March 31,                                                2004             2003
----------------------------------------------------------------------------------------------------
Cash Flow From Operating Activities
    Net income (loss)                                                     $ (1,255)        $  1,181
    Adjustments to reconcile income (loss)
           to net cash provided by (used in) operating activities:
                 Depreciation and amortization                               2,043            2,150
                 Provision for metal spinal implant systems                  1,998
                 Changes in current assets and liabilities:
                         Accounts receivable                                (2,550)          (2,660)
                         Deferred processing costs                          (1,899)          (2,477)
                         Inventories                                           486              291
                         Prepaid expenses and other current assets              52            1,012
                         Accounts payable and other liabilities                489            2,532
----------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                           (636)           2,029

Cash Flow From Investing Activities
    Capital expenditures                                                      (381)            (475)
    Proceeds from sale of investments                                                         1,982
    Other, net                                                                 168             (275)
----------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                           (213)           1,232

Cash Flow From Financing Activities
    Proceeds from issuance of common stock                                     109              114
    Principal payments on long-term debt                                      (665)            (665)
----------------------------------------------------------------------------------------------------
Net cash used in financing activities                                         (556)            (551)

Effect of exchange rate changes on cash                                         36               70
----------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                        (1,369)           2,780
Cash and cash equivalents at beginning of period                            15,326           10,040
----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                $ 13,957         $ 12,820
====================================================================================================

Supplementary cash flow data:
    Cash paid during the period for interest                              $    133         $    260
    Cash paid (refunded) during the period for taxes                         1,398           (1,658)

See accompanying notes to condensed consolidated financial statements

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

1.    Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) considered necessary by management to present fairly the consolidated financial position as of March 31, 2004 and the consolidated results of operations and the consolidated cash flows for the three months ended March 31, 2004 and 2003. The results of operations and cash flows for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The December 31, 2003 financial information has been derived from the audited financial statements for the year ended December 31, 2003. The condensed consolidated financial statement should be read in conjunction with the audited consolidated financial statements which were included as part of Osteotech, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2003.

2.    Goodwill and Other Intangible Assets

      In January, 2002, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets", and accordingly, no longer amortizes goodwill. In accordance with the provisions of SFAS No. 142, the Company completed an evaluation of the carrying value of its goodwill as of January 1, 2004 and determined that there was no impact on the Company's consolidated financial statements as a result of such evaluation.

      The Company's other intangibles, which principally represent patents, patent applications and licenses, are recorded at an original cost of $3,865,000 and $3,800,000 as of March 31, 2004 and December 31, 2003,
      respectively. The carrying values of such intangibles are $2,375,000 and $2,378,000 as of the same respective dates. Patents and licenses are amortized over their estimated useful lives ranging from five to ten years. Patent application costs are amortized upon grant of the patent or expensed if the application is rejected or withdrawn.

3.    Stock Options

      The Company has adopted the "disclosure only" provisions of SFAS No. 123, "Accounting for Stock Based Compensation", and accordingly, no compensation cost has been recognized in the consolidated statements of operations. Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company accounted for its stock options under the Fair Value Method of that Statement. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized on a straight-line basis to expense over the options' vesting period.

      The following table shows the estimated effect on earnings and per share data as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

3.    Stock Options (continued)

                                                                   Three Months Ended
                                                                       March 31,
                                                               --------------------------
      (in thousands except per share data)                        2004             2003
      -----------------------------------------------------------------------------------
      Net income (loss) - reported                              $ (1,255)        $  1,181
      Impact on net income (loss) related to stock-based
          employee compensation expense, net of tax             $    227         $    192
      Net income (loss) - pro forma                             $ (1,482)        $    989
      ===================================================================================

      Earnings (loss) per share As reported:
             Basic                                              $   (.07)        $    .07
             Diluted                                            $   (.07)        $    .07
          Pro forma:
             Basic                                              $   (.09)        $    .06
             Diluted                                            $   (.09)        $    .06
      ===================================================================================

4.    First Quarter 2004 Charges

Severance - Sales and Marketing Reorganization

In first quarter 2004, the Company reorganized its sales and marketing departments. As a result, the Company recorded a charge in marketing, selling, general and administrative expenses of $650,000, principally for the severance costs associated with the departure of the executive officer responsible for these areas and two other employees.

Provision for Metal Spinal Implant Systems

As a result of an assessment of its metal spinal implant business in the first quarter of 2004, the Company expects to cease marketing and distributing all metal spinal implant product lines by the end of the second quarter of 2004. The Company has recorded a charge to cost of sales in the first quarter of 2004 of $1,998,000 to reduce metal spinal implant inventory and instrumentation to estimated net realizable value.

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

5.    Deferred Processing Costs

Deferred processing costs consist of the following:

      (in thousands)                                                 March 31, 2004       December 31, 2003
      ------------------------------------------------------------------------------------------------------
      Donor tissue to be processed                                       $ 8,015               $ 6,758
      Tissue in process                                                    7,094                 8,350
      Processed implantable donor tissue to be distributed
         By the Company                                                   12,673                11,962
      Processed implantable donor tissue held for clients                  2,912                 1,943
      ------------------------------------------------------------------------------------------------------
                                                                         $30,694               $29,013
      ======================================================================================================

6     Inventories

      Inventories consist of the following:
      (in thousands)                                                  March 31, 2004       December 31, 2003
      ------------------------------------------------------------------------------------------------------
      Supplies                                                           $   232               $   287
      Raw materials                                                          726                   765
      Finished goods                                                         425                 2,529
      ------------------------------------------------------------------------------------------------------
                                                                         $ 1,383               $ 3,581
      ======================================================================================================

      In first quarter 2004, the Company recorded a charge to reduce its metal spinal implant inventory, which is included in finished goods, to estimated net realizable value. See Note 4, "First Quarter 2004 Charges - Provision for Metal Spinal Implant Systems".

7.    Debt and Financing Arrangements

      In June, 2002, the Company obtained an automatically declining irrevocable standby letter of credit to support the $1,900,000 ($79,000 as of March 31, 2004) due to Medtronic Sofamor Danek, Inc. pursuant to the settlement of certain patent litigation. The commitment under the standby letter of credit decreases over time based on a predetermined schedule concurrent with the Company's monthly payments under the settlement. As of March 31, 2004, the standby letter of credit has been reduced to $173,000. The amount committed under the standby letter of credit reduces the Company's availability under its $5,000,000 revolving line of credit. As of March 31, 2004, no amounts were outstanding under the revolving line of credit and $4,827,000 was available.

      On April 30, 2004, the Company amended its Credit Facility with its lender to, among other items, extend the maturity date of its revolving line of credit to April 30, 2006 from April 30, 2004. In addition, the amendment revises the restriction on incurring or maintaining additional indebtedness to allow the Company to incur up to $1.0 million of capital leases and up to $2.5 million in lines of credit for its foreign subsidiaries.

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

7.    Debt and Financing Arrangements (continued)

      Prior to April 30, 2004, if the Company's cash, cash equivalents and short-term investments decline below $10.0 million at the end of any calendar month, the lender, at its option, has the right to obtain a security interest in the Company's general intangibles, including, but not limited to, the Company's patents and patent applications. Effective April 30, 2004 in conjunction with the amendment to the Credit Facility, the $10.0 million limitation noted above was reduced to $5.0 million. In addition, unless there exists or has existed an event of default prior to December 31, 2004, the provisions of this covenant will terminate on that date.

      Through April 30, 2004, each tranche of the Company's Credit Facility, the revolving line of credit, the mortgage loan and the term loan, bore interest on the outstanding amounts at a variable rate ranging from prime minus .25% to prime plus 1.5%, or from the London Interbank Offered Rate ("LIBOR") plus 2.25% to LIBOR plus 4.0%, based upon a leverage ratio as defined in the Credit Facility. From May 1, 2004 through the date the Company delivers to the lender its Quarterly Report on Form 10-Q for the quarter ending June 30, 2004, each tranche bears interest at prime minus .25% or LIBOR plus 2.25%. Upon delivery to the lender of the Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 2004, each tranche will bear interest at a variable rate ranging from prime minus 1.1% to prime plus 1.25% or LIBOR plus 1.40% to LIBOR plus 3.75%, based upon a leverage ratio as defined in the Credit Facility.

8.    Commitments and Contingencies

      Purchase Commitments

      In February, 2001, the Company entered into an exclusive distribution agreement with Alphatec Manufacturing, Inc. ("Alphatec") to market and distribute two metal spinal implant products in the United States and Canada. In September, 2003, the Company provided written notice to Alphatec terminating the distribution agreement upon the completion of the then current term, which expired on March 31, 2004.

      The agreement included provisions for minimum purchases over the contractual period, subject to penalty payments if the minimum purchases were not achieved. The Company settled the provisions of the first year purchase commitment with Alphatec in the fourth quarter of 2002, including placing a deposit with Alphatec for future purchases in the amount of $300,000, and recorded all appropriate charges at that time. Also, in the fourth quarter of 2002, the Company recorded an estimated reserve of $1,079,000 for the penalty that may be due for not achieving the minimum purchase commitment in year two of the agreement. The Company has re-assessed such reserve during first quarter 2004, and based upon the Alphatec litigation and other factors have determined that the provision is adequate.

      In July, 2003, Alphatec filed an action against the Company for recovery of contractual penalty, breach of contract, fraud and trade libel arising out of the distribution agreement between the parties. In August, 2003, the Company answered Alphatec's complaint and asserted counterclaims setting forth causes of action for breach of contract, breach of implied covenant of good faith and fair dealing, fraudulent misrepresentation, fraudulent concealment, unjust enrichment, unfair competition, cancellation or rescission of the contract and indemnification. Discovery in this action is continuing.

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

8.    Commitments and Contingencies (continued)

      As a result of the Alphatec litigation and the Company's decision to exit the metal spinal implant business by the end of the second quarter of 2004, all inventory and instrumentation owned by the Company related to the two metal spinal implant product lines manufactured by Alphatec have been reduced to estimated net realizable value.

      Litigation

      The following is a description of material developments that occurred during the three months ended March 31, 2004 and since the filing of the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Additionally, the Company is party to other litigation incidental to its business, none of which, individually or in the aggregate, are expected to have a material adverse effect on the Company.

      "O" Company, Inc. v. Osteotech, Inc.

      In July, 1998, a complaint was filed against the Company in the Second Judicial District Court, Bernallilo County, New Mexico, which alleges negligence, strict liability, breach of warranties, negligent misrepresentation, fraud, and violation of the New Mexico Unfair Trade Practices Act arising from allegedly defective dental implant coating and coating services provided to plaintiffs by the Company's subsidiary, Osteotech Implants BV, formerly known as CAM Implants BV. On October 8, 2003, a settlement conference was conducted and the parties reached a tentative settlement agreement, which does not obligate the Company to pay monetary damages to the plaintiffs, but assigns certain of the Company's rights under its insurance policies to the plaintiffs. The parties are now in the process of negotiating and preparing mutually acceptable definitive agreements. On October 10, 2003, the Court issued an order staying all proceedings in the action and vacating case management deadlines. On December 18, 2003, the Court extended the stay of all proceedings until March 27, 2004.

      Although an extension of the March 27, 2004 deadline has not been requested, currently the parties continue to negotiate mutually acceptable definitive agreements. In the event the parties are unable to consummate a settlement, or the Court decides not to grant any further extension, the Court will lift the stay of the proceedings and the parties will return to active litigation. If the stay is lifted, further discovery on matters relating to the merits of plaintiffs' claims and the scope of plaintiffs' alleged damages would go forward.

      Anthonsen v. Allosource, Inc.

      In January, 2004, the Company was served with a complaint in an action brought in the Lake Superior Court of Lake County, State of Indiana against numerous defendants, including the Company. The complaint alleges that plaintiff received defective implants and medical hardware in connection with cervical surgery performed on plaintiff, and that such implants and hardware were manufactured, processed or distributed by defendants. Plaintiff alleges personal injuries and unspecified damages. On or about February 11, 2004, the action was removed to the United States District Court, Northern District of Indiana, Hammond Division.

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

8.    Commitments and Contingencies (continued)

      At a conference on April 7, 2004, plaintiff agreed to voluntarily dismiss the above-referenced action in its entirety with prejudice. On April 20, 2004, an order dismissing this action with prejudice was approved by the Court.

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

9.    Comprehensive Income

      Comprehensive income for the three months ended March 31, 2004 and 2003 was:

                                                                        Three Months Ended March 31,
                                                                      ---------------------------------
      (dollars in thousands)                                               2004                2003
      -------------------------------------------------------------------------------------------------
      Net income (loss)                                                $    (1,255)        $     1,181
      Currency translation adjustments                                           8                  25
      -------------------------------------------------------------------------------------------------
      Comprehensive income (loss)                                      $    (1,247)        $     1,206
      =================================================================================================

10.   Earnings (Loss) Per Share

      The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2004 and 2003:

                                                                         Three Months Ended March 31,
                                                                       --------------------------------
      (dollars in thousands, except per share data)                        2004                2003
      -------------------------------------------------------------------------------------------------
      Net income (loss) available to common stockholders               $    (1,255)        $     1,181
     --------------------------------------------------------------------------------------------------

      Denominator for basic earnings  per share,
          weighted average common shares outstanding                    17,120,390          17,002,455
      Effect of dilutive securities, stock options                                             276,828
                                                                       --------------------------------
      Denominator for diluted earnings per share                        17,120,390          17,279,283
      -------------------------------------------------------------------------------------------------

      Earnings (loss) per share:
         Basic                                                         $      (.07)        $       .07
         Diluted                                                       $      (.07)        $       .07
      -------------------------------------------------------------------------------------------------

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

10.   Earnings (Loss) Per Share (continued)

      Weighted average shares issuable upon the exercise of stock options which were not included in the calculation of diluted earnings per share were 1,685,158 and 1,325,325 for the three months ended March 31, 2004 and 2003, respectively. Such shares were not included because they were antidilutive.

11.   Operating Segments

      Summarized in the table below is financial information for the Company's reportable segments for the three months ended March 31, 2004 and 2003:

                                                   Three Months Ended
                                                        March 31,
                                              ----------------------------
      (dollars in thousands)                    2004               2003
      --------------------------------------------------------------------
      Revenues:
            DBM Segment                       $ 11,433           $ 11,369
            Base Tissue Segment                 10,760              9,953
            Other                                1,584              1,157
      --------------------------------------------------------------------
            Consolidated                      $ 23,777           $ 22,479
      =====================================================================
       Operating income (loss):
            DBM Segment                       $  1,120           $  3,265
            Base Tissue Segment                   (342)               179
            Other                               (2,502)            (1,073)
      ---------------------------------------------------------------------
            Consolidated                      $ (1,724)          $  2,371
      =====================================================================

      Two of our clients, Musculoskeletal Transplant Foundation and American Red Cross Tissue Services, in the DBM and Base Tissue Segments together accounted for 43% and 56% of consolidated net revenues during the three months ended March 31, 2004 and 2003, respectively.

12.   Reclassifications

      Certain prior year amounts within the consolidated financial statements have been reclassified to conform to the 2004 presentation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information contained herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Some of the matters set forth in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2003 constitute cautionary statements identifying factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
Results of Operations

Critical Accounting Policies and Estimates

Critical accounting policies are those that involve subjective or complex judgments, often as a result of the need to make estimates. The following areas all require the use of judgments and estimates: product returns, bad debts, inventories including purchase commitments, deferred processing costs including rework reserves, property, plant and equipment, intangible assets, current and deferred income taxes, contingencies and litigation. Estimates in each of these areas are based on historical experience and various assumptions that we believe are appropriate. Actual results may differ from these estimates. Our accounting practices are discussed in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of "Notes to Consolidated Financial Statements" in our Annual Report on Form 10-K for the year ended December 31, 2003.

Cessation of Marketing and Distribution Efforts for Metal Spinal Implant
Products

In January, 2004, we provided written notice that we would terminate the Distribution Agreement dated February 1, 2003 with SpineVision, S.A. and SpineVision, Inc. in accordance with the provisions of the agreement effective February 17, 2004. In addition, after an assessment of our metal spinal implant business, we decided in March, 2004 that we would discontinue our marketing and distribution efforts for all remaining metal spinal implant product lines. Revenues generated from metal spinal implants were $1,092,000 and $650,000 for the three months ended March 31, 2004 and 2003, respectively. We currently expect to completely cease the marketing and distribution of metal spinal implant by the end of the second quarter of 2004. In addition, we recorded a charge of $1,998,000 in first quarter 2004 to reduce metal spinal implant inventory and instrumentation to estimated net realizable value.

Net Income (Loss)

We incurred a consolidated net loss in the first quarter of 2004 of $1,255,000 or $.07 diluted net loss per share compared to consolidated net income of $1,181,000 or $.07 diluted net income per share in the first quarter of 2003. The net loss in the first quarter of 2004 primarily relates to the aforementioned charge to reduce metal spinal implant inventory and instrumentation to estimated net realizable value and severance charges for the reorganization of our sales and marketing departments. Such charges aggregated $2,648,000 on a pre-tax basis and were $1,589,000, or $.09 diluted net loss per share, on an after-tax basis.

The following is a discussion of factors affecting results of operations for the three months ended March 31, 2004 and 2003.

Net Revenues

Consolidated net revenues increased 6% to $23,777,000 in the first quarter of 2004 compared to consolidated revenues of $22,479,000 in the corresponding period in 2003. Domestic net revenues of $20,919,000 in the first quarter of 2004 increased slightly from first quarter 2003 domestic net revenues of $20,691,000. The increase in domestic revenues was due primarily to increased unit sales volume in most product categories and the impact of our 2004 price increases, mostly offset by a decline in unit sales volume of Grafton(R) DBM. Foreign-based revenues increased 60% to $2,858,000 in the first quarter of 2004 from $1,788,000 in the same period in 2003. The increase in foreign-based revenues was primarily a result of increased unit sales volume of Grafton(R) DBM and the direct distribution of traditional tissue.

Demineralized Bone Matrix ("DBM") Segment, or the DBM Segment, revenues increased to $11,433,000 in the first quarter of 2004 from $11,369,000 in the first quarter of 2003. Domestic DBM Segment revenues declined 6% to $9,709,000 in first quarter 2004 from revenues of $10,363,000 in first quarter 2003, primarily as a result of an 11% decline in domestic Grafton(R) DBM revenues due to continuing strong competition, partially offset by a 273% increase in revenues from the processing of private label DBM and the effects of the 2004 price increase. Foreign-based DBM Segment revenues increased 71% to $1,724,000 in the first quarter of 2004 from revenues of $1,006,000 in the same period in the prior year, primarily as a result of increased unit sales volume and the effects of the 2004 price increases.

Base Allograft Tissue Segment, or Base Tissue Segment, revenues increased 8% to $10,760,000 in the first quarter of 2004 from $9,953,000 in the corresponding period in 2003. The increase is principally the result of a 16% increase in base tissue processing fees and revenue from the direct distribution of traditional tissue, a 2% increase in bio-implant revenues and the impact of our 2004 price increases.

Revenue from other product lines, consisting mainly of metal spinal implant products and bovine tissue, increased 37% in the first quarter of 2004 to $1,584,000 from $1,157,000 in the first quarter of 2003. Metal spinal implant system revenues increased 68% in the first quarter of 2004 to $1,092,000 from $650,000 in the comparable period in 2003, principally related to the acceleration of metal spinal implant sales due to efforts to sell off remaining metal spinal implant inventory as a result of our anticipated exit from that business by the end of the second quarter of 2004.

Two of our clients in the DBM and Base Tissue Segments, the Musculoskeletal Transplant Foundation, or MTF, and the American Red Cross, or ARC, accounted for 23% and 20%, respectively, of consolidated net revenues during the three months ended March 31, 2004. In the three months ended March 31, 2003, MTF and ARC each accounted for 28% of consolidated net revenues. We have processing agreements with each of these clients. The MTF agreement expires in December, 2008 and the ARC agreement expires in December, 2006.

In April, 2004, we entered into a five-year agreement with the Orthopaedic Division of Smith & Nephew, Inc. for us to process and Smith & Nephew to distribute a private label DBM to the domestic orthopaedic markets other than spine. We anticipate that this private label DBM will be introduced into the market in the third quarter of 2004 in gel, putty, paste, flex and demineralized cancellous crunch forms. The agreement automatically renews for successive five-year periods unless either party gives twelve months prior notice of non-renewal.

We market Grafton(R) DBM as a human tissue-based product pursuant to an August, 1995 designation from the Food and Drug Administration, or FDA. In March, 2002, the FDA informed us that they were changing the regulatory status of Grafton(R) DBM and will henceforth regulate it as a medical device. We communicated to the FDA that we believe its initial designation of Grafton(R) DBM as a human tissue-based product was and still is correct. In this regard, we have and continue to have dialogue with the FDA on this matter to present our point of view. We have not submitted a 510(k) and we continue to disagree with the FDA's opinion. If we are unsuccessful in our effort, we will be required to obtain a medical device approval or clearance for Grafton(R) DBM, and to comply with medical device postmarketing obligations. We believe that Grafton(R) DBM will be eligible for 510(k) clearance, but we cannot be sure that we will not be required to obtain premarket approval, or that the FDA will issue any clearance or approval in a timely fashion, or at all.

We also market Grafton Plus(TM) DBM as a human tissue-based product. The FDA has indicated in an October 30, 2003 letter that its determination regarding Grafton(R) DBM is also to be applied to Grafton Plus(TM) DBM. We have requested a pre-meeting with the FDA to discuss the requirements and criteria for filing a 510(k) for Grafton Plus(TM) DBM. If the FDA maintains its position that all products consisting of demineralized bone with a carrier should be regulated as a medical device, we would also be required to obtain FDA clearance or approval for any other DBM carrier product we may process and to comply with other medical device requirements for these products.

Gross Profit

Consolidated gross profit as a percentage of consolidated net revenues was 41% in the first quarter of 2004 compared to 56% in the first quarter of 2003. Consolidated gross profit as a percentage of consolidated net revenues in first quarter 2004 was negatively impacted by the charge of $1,998,000 to reduce metal spinal implant inventory and instrumentation to estimated net realizable value. Additionally, gross profit as a percentage of consolidated net revenues in the first quarter of 2004 was negatively impacted by the continuing shift in revenue mix to lower margin product categories, including international Grafton(R) DBM, direct distribution of traditional tissue and private label DBM revenues, all of which are experiencing growth rates in excess of the overall revenue growth rate of 6%, and due to the decline in domestic Grafton(R) DBM revenues, which represent our highest gross profit margin product category.

Marketing, Selling, General and Administrative Expenses

Consolidated marketing, selling, general and administrative expenses increased 13% in the first quarter of 2004 to $10,506,000 from $9,332,000 in the corresponding period in 2003. The increase is primarily due to increased selling costs due to the hiring of additional direct sales personnel in the second and third quarter of 2003, increased commission costs on domestic Grafton(R) DBM for our agency sales force and the severance charge of $650,000 related to our reorganization of the sales and marketing departments.

Research and Development Expenses

Consolidated research and development expenses declined in the first quarter of 2004 to $856,000 from $990,000 in the first quarter of 2003. The decline principally results from the delayed start-up of several research and development programs due to the availability of certain raw materials and ongoing supply contract negotiations. We expect that research and development expenditures will increase in future quarters.

Operating Income

We incurred a consolidated operating loss of $1,724,000 in the first quarter of 2004 compared to consolidated operating income of $2,371,000 in the first quarter of 2003. The operating loss in the first quarter of 2004 primarily relates to the aforementioned charges to reduce metal spinal implant inventory and instrumentation to estimated net realizable value and severance related to the reorganization of our sales and marketing departments; increased sales and commission costs; and lower gross profit margins resulting from the shift in revenue towards lower margin product categories.

DBM Segment operating income decreased to $1,120,000 for the three months ended March 31, 2004 from $3,265,000 in the same period in 2003. The decrease resulted principally from a decline in gross profit margins resulting from the shift in revenue towards lower margin products (international Grafton(R) DBM and private label DBM revenues); increased sales and marketing costs primarily associated with increased investment in our tissue businesses, including the shift of sales and marketing resources from marketing metal spinal implant products to focus on our tissue businesses; increased commission costs related to an increase in the commission rate for our agency sales force; and a portion of the severance costs related to the reorganization of the sales and marketing departments.

The Base Tissue Segment incurred an operating loss of $342,000 in the first quarter of 2004 compared to operating income of $179,000 in the corresponding period in 2003. The decline resulted primarily from lower gross profit margins due to increased processing costs and the direct distribution of traditional tissue, which has a lower gross profit margin; increased marketing, selling and promotional activities related to our increased focus on our tissue businesses; and a portion of the severance costs related to the reorganization of the sales and marketing departments.

Operating losses associated with other revenues were $2,502,000 and $1,073,000 in the first quarter of 2004 and 2003, respectively. The operating loss, which is generated substantially from our metal spinal implant product line, results primarily from the charge of $1,998,000 to reduce metal spinal implant inventory and instrumentation to estimated net realizable value and the underabsorption of costs for which there is not sufficient revenue volume to offset the infrastructure established to support the product line.

Income Tax Provision (Benefit)

We recognized an income tax benefit for the three months ended March 31, 2004 primarily due to losses incurred in our domestic operations and our ability to utilize previously unrecognized net operating loss carryforwards, which carry a full valuation allowance, to offset foreign income. The effective income tax rate for the three months ended March 31, 2003 was 43%, which exceeded the United States statutory rate principally due to state income taxes and non-recognition of tax benefits related to foreign losses.

Liquidity and Capital Resources

At March 31, 2004 we had cash and cash equivalents of $13,957,000 compared to $15,326,000 at December 31, 2003. The decline in cash and cash equivalents primarily relates to Federal income tax payments on income earned in 2003 and continued investments in our tissue inventories. Working capital increased to $56,624,000 at March 31, 2004 compared to $56,384,000 at December 31, 2003, principally due to continued investments in our business, mostly offset by the decline in cash.

Net cash used in operating activities was $636,000 for the three months ended March 31, 2004 compared to net cash provided by operating activities of $2,029,000 for the three months ended March 31, 2003. The decline in net cash flow from operating activities is primarily due to our continued investments in our business, including the continued expansion of tissue available for processing.

Cash used in investing activities was $213,000 for the three months ended March 31, 2004 compared to cash provided by investing activities of $1,232,000 for the three months ended March 31, 2003. Cash used in investing activities in 2004 primarily represented spending for capital expenditures. Cash provided by investing activities in 2003 included proceeds from the sale of investments of $1,982,000, partially offset by capital expenditures.

Net cash used in financing activities was $556,000 and $551,000 for the three months ended March 31, 2004 and 2003, respectively. Cash used in financing activities in both periods primarily relates to principal payments on long-term debt, partially offset by the exercise of stock options and the sales of stock pursuant to our employee stock purchase plan.

We have a Credit Facility with a U.S. bank that includes: a $5,000,000 revolving line of credit, a building mortgage loan and an equipment term loan. At March 31, 2004, there were no borrowings under the revolving line of credit, $3,924,000 was outstanding under the building mortgage loan and $11,334,000 was outstanding under the equipment term loan. In support of the amounts due under the settlement of certain patent litigation, we provided an automatically declining irrevocable standby letter of credit in an original amount of $1,900,000. As of March 31, 2004, the standby letter of credit has been reduced to $173,000. Amounts committed under this standby letter of credit decrease over time based on a predetermined schedule concurrent with our monthly payments under the settlement and reduce the amounts available under the revolving line of credit. As of March 31, 2004, no amounts were outstanding under the revolving line of credit and $4,827,000 was available.

On April 30, 2004, we amended our Credit Facility to, among other items, extend the maturity date of our revolving line of credit to April 30, 2006 from April 30, 2004. In addition, the amendment revises the restriction on incurring or maintaining additional indebtedness to allow us to incur up to $1.0 million of capital leases and up to $2.5 million in lines of credit for our foreign subsidiaries.

Prior to April 30, 2004, if our cash, cash equivalents and short-term investments decline below $10.0 million at the end of any calendar month, the lender, at its option, has the right to obtain a security interest in our general intangibles, including, but not limited to, our patents and patent applications. Effective April 30, 2004 in conjunction with the amendment to the Credit Facility, the $10.0 million limitation noted above was reduced to $5.0 million. In addition, unless there exists or has existed an event of default prior to December 31, 2004, the provisions of this covenant will terminate on that date.

Through April 30, 2004, each tranche of our Credit Facility bore interest on the outstanding amounts at a variable rate ranging from prime minus .25% to prime plus 1.5%, or from the London Interbank Offered Rate ("LIBOR") plus 2.25% to LIBOR plus 4.0%, based upon a leverage ratio as defined in the Credit Facility. From May 1, 2004 through the date the we deliver to the lender our Quarterly Report on Form 10-Q for the quarter ending June 30, 2004, each tranche bears interest at prime minus .25% or LIBOR plus 2.25%. Upon delivery to the lender of our Quarterly Report on Form 10-Q for the quarter ending June 30, 2004, each tranche will bear interest at a variable rate ranging from prime minus 1.1% to prime plus 1.25% or LIBOR plus 1.40% to LIBOR plus 3.75%, based upon a leverage ratio as defined in the Credit Facility.

As of March 31, 2004, there were no material changes in our contractual obligations or long-term debt from that disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources" in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Litigation

Osteotech, Inc. is involved in various legal proceedings. For a discussion of these matters see, Note 8 of "Notes to Condensed Consolidated Financial Statements" included elsewhere herein and PART II. ITEM 1. LEGAL PROCEEDINGS, and our Annual Report on Form 10-K for the year ended December 31, 2003. It is possible that our results of operations or liquidity and capital resources could be adversely affected by the ultimate outcome of pending litigation or as a result of the costs of contesting such lawsuits.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see Item 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, in our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no significant changes in our market risk exposures from the fiscal 2003 year-end.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Exchange Act) as of March 31, 2004 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.

Changes in internal controls

There were no changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could affect these controls subsequent to the date of their last evaluation, except for the procedures instituted in the first quarter of 2004 related to the timely review and monitoring of certain account analyses, including the account impacted by the flaw in our computer software detected during year-end 2003 closing procedures.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following is a description of material developments that occurred during the quarter ended March 31, 2004 in lawsuits reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Additionally, we are a party to other litigation incidental to our business, none of which, individually or in the aggregate, are expected to have a material adverse effect.

"O" Company, Inc. v. Osteotech, Inc.

In July, 1998, a complaint was filed against us in the Second Judicial District Court, Bernallilo County, New Mexico, which alleges negligence, strict liability, breach of warranties, negligent misrepresentation, fraud, and violation of the New Mexico Unfair Trade Practices Act arising from allegedly defective dental implant coating and coating services provided to plaintiffs by our subsidiary, Osteotech Implants BV, formerly known as CAM Implants BV. On October 8, 2003, a settlement conference was conducted and the parties reached a tentative settlement agreement, which does not obligate us to pay monetary damages to the plaintiffs, but assigns certain of our rights under our insurance policies to the plaintiffs. The parties are now in the process of negotiating and preparing mutually acceptable definitive agreements. On October 10, 2003, the Court issued an order staying all proceedings in the action and vacating case management deadlines. On December 18, 2003, the Court extended the stay of all proceedings until March 27, 2004.

Although an extension of the March 27, 2004 deadline has not been requested, currently the parties continue to negotiate mutually acceptable definitive agreements. In the event the parties are unable to consummate a settlement, or the Court decides not to grant any further extension, the Court will lift the stay of the proceedings and the parties will return to active litigation. If the stay is lifted, further discovery on matters relating to the merits of plaintiffs' claims and the scope of plaintiffs' alleged damages would go forward.

Anthonsen v. Allosource, Inc.

In January, 2004, we were served with a complaint in an action brought in the Lake Superior Court of Lake County, State of Indiana against numerous defendants, including us. The complaint alleges that plaintiff received defective implants and medical hardware in connection with cervical surgery performed on plaintiff, and that such implants and hardware were manufactured, processed or distributed by defendants. Plaintiff alleges personal injuries and unspecified damages. On or about February 11, 2004, the action was removed to the United States District Court, Northern District of Indiana, Hammond Division.

At a conference on April 7, 2004, plaintiff agreed to voluntarily dismiss the above-referenced action in its entirety with prejudice. On April 20, 2004, an order dismissing this action with prejudice was approved by the Court.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits (numbered in accordance with Item 601 of Regulation S-K)

    Exhibit                                                                          Page
    Number  Description                                                             Number
    ------  -----------                                                             ------
      3.1   Restated Certificate of Incorporation of Osteotech, as amended            ^

      3.2   Third Amended and Restated Bylaws of Osteotech                            ^

      3.4   Certificate of Retirement and Prohibition of Reissuance of Shares of
            Osteotech, Inc., dated April 4, 2002                                      ^^

      4.1   Rights Agreement dated as of February 1, 1996 between Osteotech,
            Inc. and Registrar and Transfer Co., as amended                           ^

      31.1  Certification of Chief Executive Officer pursuant to Section 302 of
            the Sarbanes-Oxley Act of 2002                                            *

      31.2  Certification of Chief Financial Officer pursuant to Section 302 of
            the Sarbanes-Oxley Act of 2002                                            *

      32.1  Certification of Chief Executive Officer pursuant to Section 906 of
            the Sarbanes-Oxley Act of 2002                                            *

      32.2  Certification of Chief Financial Officer pursuant to Section 906 of
            the Sarbanes-Oxley Act of 2002                                            *

*     Filed herewith.

^ Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference thereto.

^^ Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference thereto.

(b)   Reports on Form 8-K

      On January 6, 2004, we filed with the Commission a Current Report on Form 8-K to announce that the March 15, 2004 issue of "Spine", a prestigious medical journal, will publish a study sponsored by us describing the first prospective randomized clinical trial ever conducted with a demineralized bone matrix in a carrier, Grafton(R) DBM Gel.

      On January 16, 2004, we filed with the Commission a Current Report on Form 8-K to announce we have provided notice to SpineVision in accordance with the terms of the Distribution Agreement dated February 1, 2003 that effective February 17, 2004 we would no longer distribute SpineVision products.

      On February 9, 2004, we filed with the Commission a Current Report on Form 8-K to announce we had reorganized our sales and marketing functions.

      On March 2, 2004, we filed with the Commission a Current Report on Form 8-K to announce our financial results for the fourth quarter and year ended December 31, 2003.

      On March 29, 2004, we filed with the Commission a Current Report on Form 8-K to announce our Board of Directors elected Stephen S. Galliker to the Board at its meeting on March 25, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2004                       Osteotech, Inc.
                                        ----------------------------------------
                                        (Registrant)


Date: May 7, 2004                  By:  /S/Richard W. Bauer
                                        ----------------------------------------
                                        Richard W. Bauer
                                        President, Chief Executive Officer
                                        (Principal Executive Officer)


Date: May 7, 2004                  By:  /S/Michael J. Jeffries
                                        ----------------------------------------
                                        Michael J. Jeffries
                                        Executive Vice President,
                                        Chief Financial Officer
                                        (Principal Financial Officer and
                                        Chief Accounting Officer)