Form 10-Q
period 2004-06-30
OSTEOTECH INC
filed 2004-08-06
CIK 874734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended June 30, 2004

                                       or

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

The number of shares of the registrant's common stock, $.01 par value, outstanding as of July 30, 2004 was 17,154,119.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

                        OSTEOTECH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (dollars in thousands)

                                                                          June 30,      December 31,
                                                                            2004            2003
----------------------------------------------------------------------------------------------------
ASSETS
--------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                            $ 15,715        $ 15,326
     Accounts receivable, net of allowance of
          $1,733 in 2004 and $1,487 in 2003                                 15,500          15,187
     Deferred processing costs                                              31,778          29,013
     Inventories                                                             1,188           3,581
     Prepaid expenses and other current assets                               8,979           7,345
                                                                          ------------------------
               Total current assets                                         73,160          70,452

Property, plant and equipment, net                                          43,925          47,107
Goodwill, net of accumulated amortization of $404 in 2004 and 2003           1,669           1,669
Other assets                                                                 7,246           7,985
--------------------------------------------------------------------------------------------------
               Total assets                                               $126,000        $127,213
==================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable and accrued liabilities                             $ 13,093        $ 11,407
     Current maturities of long-term debt                                    2,661           2,661
                                                                          ------------------------
               Total current liabilities                                    15,754          14,068

Long-term debt                                                              11,932          13,262
Other liabilities                                                            3,661           3,663
--------------------------------------------------------------------------------------------------
               Total liabilities                                            31,347          30,993
--------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares
         Authorized; no shares issued or outstanding
     Common stock, $.01 par value; 70,000,000 shares
         Authorized; issued and outstanding 17,154,119
         shares in 2004 and 17,117,720 shares in 2003                          171             171
     Additional paid-in capital                                             64,373          64,170
     Accumulated other comprehensive income                                    517             605
     Retained earnings                                                      29,592          31,274
--------------------------------------------------------------------------------------------------
               Total stockholders' equity                                   94,653          96,220
--------------------------------------------------------------------------------------------------
               Total liabilities and stockholders' equity                 $126,000        $127,213
==================================================================================================

See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                  (dollars in thousands, except per share data)

                                                             Three Months Ended June 30,             Six Months Ended June 30,
                                                                 2004               2003               2004               2003
------------------------------------------------------------------------------------------------------------------------------
Net revenues:
  Service                                                $     21,153       $     23,222       $     43,346       $     44,544
  Product                                                       1,072              1,570              2,656              2,727
                                                         ------------       ------------       ------------       ------------
                                                               22,225             24,792             46,002             47,271

Cost of services                                               11,800              8,320             22,697             17,045
Cost of products                                                  468              1,144              3,710              2,205
                                                         ------------       ------------       ------------       ------------
                                                               12,268              9,464             26,407             19,250
                                                         ------------       ------------       ------------       ------------

Gross profit                                                    9,957             15,328             19,595             28,021

Marketing, selling, general and administrative                  9,678              9,735             20,184             19,067
Research and development                                        1,187                935              2,043              1,925
                                                         ------------       ------------       ------------       ------------
                                                               10,865             10,670             22,227             20,992
                                                         ------------       ------------       ------------       ------------

Operating income (loss)                                          (908)             4,658             (2,632)             7,029

Interest expense and other, net                                  (108)              (169)              (345)              (464)
                                                         ------------       ------------       ------------       ------------

Income (loss) before income provision (benefit)                (1,016)             4,489             (2,977)             6,565

Income tax provision (benefit)                                   (589)             1,747             (1,295)             2,642
                                                         ------------       ------------       ------------       ------------

Net income (loss)                                        $       (427)      $      2,742       $     (1,682)      $      3,923
==============================================================================================================================

Earnings (loss) per share:
     Basic                                               $       (.02)      $        .16       $       (.10)      $        .23
     Diluted                                             $       (.02)      $        .15       $       (.10)      $        .22

Shares used in computing earnings (loss) per share:
     Basic                                                 17,144,280         17,037,302         17,132,335         17,025,760
     Diluted                                               17,144,280         17,736,448         17,132,335         17,468,168

See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)

Six Months Ended June 30,                                                          2004           2003
---------------------------------------------------------------------------------------------------------
Cash Flow From Operating Activities
    Net income (loss)                                                            $ (1,682)      $  3,923
    Adjustments to reconcile income (loss)
           to net cash provided by (used in) operating activities:
                 Depreciation and amortization                                      4,078          4,272
                 Provision for metal spinal implant systems                         1,998
                 Changes in current assets and liabilities:
                         Accounts receivable                                         (527)        (5,294)
                         Deferred processing costs                                 (2,855)        (7,436)
                         Inventories                                                  502            496
                         Prepaid expenses and other current assets                    356          1,555
                         Accounts payable and other liabilities                       216          5,569
---------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                 2,086          3,085

Cash Flow From Investing Activities
    Capital expenditures                                                             (771)          (991)
    Proceeds from sale of investments                                                              1,982
    Other, net                                                                         67           (341)
---------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                  (704)           650

Cash Flow From Financing Activities
    Proceeds from issuance of common stock                                            202            404
    Principal payments on long-term debt                                           (1,331)        (1,331)
---------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                              (1,129)          (927)

Effect of exchange rate changes on cash                                               136              3
---------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                             389          2,811
Cash and cash equivalents at beginning of period                                   15,326         10,040
---------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                       $ 15,715       $ 12,851
=========================================================================================================

Supplementary cash flow data:
    Cash paid during the period for interest, excluding amounts capitalized      $    270       $    506
    Cash paid (refunded) during the period for taxes                                1,413           (758)

See accompanying notes to condensed consolidated financial statements

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

1.    Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) considered necessary by management for a fair presentation of the consolidated financial position as of June 30, 2004, the consolidated results of operations for the three months and six months ended June 30, 2004 and 2003 and the consolidated cash flows for the six months ended June 30, 2004 and 2003. The results of operations and cash flows for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The December 31, 2003 financial information has been derived from the audited financial statements for the year ended December 31, 2003. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements which were included as part of Osteotech, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2003.

2.    Goodwill and Other Intangible Assets

      In accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets", the Company completed an evaluation of the carrying value of its goodwill as of January 1, 2004 and determined that there was no impairment which would need to be reflected in the Company's consolidated financial statements as a result of such evaluation.

      The Company's other intangibles, which principally represent patents, patent applications and licenses, are recorded at an original cost of $3,881,000 and $3,800,000 as of June 30, 2004 and December 31, 2003,
      respectively. The carrying values of such intangibles are $2,322,000 and $2,378,000 as of the same respective dates. Patents and licenses are amortized over their estimated useful lives ranging from five to ten years. Patent application costs are amortized upon grant of the patent or expensed if the application is rejected or withdrawn.

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

                                                     Three Months Ended              Six Months Ended
                                                          June 30,                       June 30,
                                                  -------------------------      -------------------------
      (in thousands except per share data)           2004            2003           2004            2003
      ----------------------------------------------------------------------------------------------------
      Net income (loss) - reported                $    (427)      $   2,742      $  (1,682)      $   3,923
      Impact on net income (loss) related to
        stock-based employee compensation
        expense, net of tax                       $     227       $     207      $     454       $     405
      Net income (loss) - pro forma               $    (654)      $   2,535      $  (2,136)      $   3,518
      ====================================================================================================

      Earnings (loss) per share As reported:
             Basic                                $    (.02)      $     .16      $    (.10)      $     .23
             Diluted                              $    (.02)      $     .15      $    (.10)      $     .22
          Pro forma:
             Basic                                $    (.04)      $     .15      $    (.12)      $     .21
             Diluted                              $    (.04)      $     .14      $    (.12)      $     .20
      ====================================================================================================

4.    First Quarter 2004 Charges

      Provision for Metal Spinal Implant Systems

      As a result of an assessment of its metal spinal implant business in the first quarter of 2004, the Company expected to cease marketing and distributing all metal spinal implant product lines by the end of the second quarter of 2004. The Company recorded a charge to cost of sales in the first quarter of 2004 of $1,998,000 to reduce metal spinal implant inventory and instrumentation to estimated net realizable value. The Company ceased distribution of all metal spinal implant product lines in June, 2004.

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

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

5.    Deferred Processing Costs

      Deferred processing costs consist of the following:

                                                                June 30,   December 31,
      (in thousands)                                              2004         2003
      ---------------------------------------------------------------------------------
      Donor tissue to be processed                              $ 9,202      $ 6,758
      Tissue in process                                           8,273        8,350
      Processed implantable donor tissue to be distributed
         by the Company                                          12,123       11,962
      Processed implantable donor tissue held for clients         2,180        1,943
      ------------------------------------------------------------------------------
                                                                $31,778      $29,013
      ==============================================================================

6.    Inventories

      Inventories consist of the following:

                                                 June 30,        December 31,
      (in thousands)                               2004              2003
      -----------------------------------------------------------------------

      Supplies                                    $  273            $  287
      Raw materials                                  722               765
      Finished goods                                 193             2,529
      --------------------------------------------------------------------
                                                  $1,188            $3,581
      ====================================================================

      In first quarter 2004, the Company recorded a charge to reduce its metal spinal implant inventory, which was included in finished goods, to estimated net realizable value. See Note 4, "First Quarter 2004 Charges - Provision for Metal Spinal Implant Systems".

7.    Debt and Financing Arrangements

      In 2002, the Company obtained an automatically declining irrevocable standby letter of credit to support the $1,900,000 due to Medtronic Sofamor Danek, Inc. pursuant to the settlement of certain patent litigation. The final amounts due to Medtronic under the settlement were paid in April, 2004. The commitment under the standby letter of credit terminated in May, 2004.

      On April 30, 2004, the Company amended its Credit Facility with its lender to, among other items, extend the maturity date of its $5.0 million revolving line of credit to April 30, 2006 from April 30, 2004. In addition, the amendment revises the restriction on incurring or maintaining additional indebtedness to allow the Company to incur up to $1.0 million of capital leases and up to $2.5 million in lines of credit for its foreign subsidiaries.

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

      Through April 30, 2004, each tranche of the Company's Credit Facility, the revolving line of credit, the mortgage loan and the term loan, bore interest on the outstanding amounts at a variable rate ranging from prime minus .25% to prime plus 1.5%, or from the London Interbank Offered Rate ("LIBOR") plus 2.25% to LIBOR plus 4.0%, based upon a leverage ratio as defined in the Credit Facility. From May 1, 2004 through the date the Company delivers to the lender its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, each tranche bears interest at prime minus .25% or LIBOR plus 2.25%. Upon delivery to the lender of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, each tranche will bear interest at a variable rate ranging from prime minus 1.1% to prime plus 1.25% or LIBOR plus 1.40% to LIBOR plus 3.75%, based upon a leverage ratio as defined in the Credit Facility.

      The Company's Credit Facility includes: a $5,000,000 revolving line of credit, a building mortgage loan, and an equipment term loan. At June 30, 2004, there were no borrowings under the revolving line of credit and $5,000,000 was available, $3,866,000 was outstanding under the building mortgage loan and $10,727,000 was outstanding under the equipment term loan. The Credit Facility, as amended, imposes certain operating and financial restrictions and covenants. Based upon a review of the Company's financial results for the first six months of 2004, its current operations and future expected operational activities for the remainder of 2004, the Company may, in certain circumstances, not comply with one of these covenants in the fourth quarter of 2004. Should circumstances indicate that the Company would in fact fail to comply with any covenant, the Company believes there are options available to it to achieve compliance, including, but not limited to, obtaining a waiver from the lender or amending the covenant, or both, or adjusting operational activities. The Company has begun discussions with its lender concerning the possibility of non-compliance with one of the covenants, and will continue such discussions over the next several months to explore its options. The Company cannot provide assurance that it will be able to comply with all of the covenants or institute activities to bring it into compliance, or, in the event of non-compliance with a covenant, obtain a waiver to, or amendment of, the covenant, in which case the bank could avail itself of the remedies set forth in the risk factor entitled "Failure to comply with covenants under our loan and security agreement could materially adversely impact our business, financial condition and results of operations" set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

      The agreement included provisions for minimum purchases over the contractual period, subject to penalty payments if the minimum purchases were not achieved. The Company settled the provisions of the first year purchase commitment with Alphatec in the fourth quarter of 2002, including placing a deposit with Alphatec for future purchases in the amount of $300,000, and recorded all appropriate charges at that time. Also, in the fourth quarter of 2002, the Company recorded an estimated reserve of $1,079,000 for the penalty that may be due for not achieving the minimum purchase commitment in year two of the agreement. The Company has re-assessed such reserve as of June 30, 2004, and based upon the Alphatec litigation and other factors has determined that the provision is adequate.

      In July, 2003, Alphatec filed an action against the Company for recovery of contractual penalty, breach of contract, fraud and trade libel arising out of the distribution agreement between the parties. In August, 2003, the Company answered Alphatec's complaint and asserted counterclaims setting forth causes of action for breach of contract, breach of implied covenant of good faith and fair dealing, fraudulent misrepresentation, fraudulent concealment, unjust enrichment, unfair competition, cancellation or rescission of the contract and indemnification. Discovery in this action is continuing. No trial date has been set, but the final pre-trial conference is scheduled for November 1, 2004.

      As a result of the Alphatec litigation and the Company's decision to exit the metal spinal implant business by the end of the second quarter of 2004, all inventory and instrumentation owned by the Company related to the two metal spinal implant product lines manufactured by Alphatec have been reduced to estimated net realizable value.

      Litigation

      The following is a description of material developments that occurred during the three months ended June 30, 2004 in lawsuits reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. Additionally, from time to time the Company is party to other litigation incidental to its business, none of which, individually or in the aggregate, are expected to have a material adverse effect on our results of operations or financial condition.

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

8.    Commitments and Contingencies (continued)

      "O" Company, Inc. v. Osteotech, Inc.

      In July, 1998, a complaint was filed against the Company in the Second Judicial District Court, Bernallilo County, New Mexico, which alleged negligence, strict liability, breach of warranties, negligent misrepresentation, fraud, and violation of the New Mexico Unfair Trade Practices Act arising from allegedly defective dental implant coating and coating services provided to plaintiff by the Company's subsidiary, Osteotech Implants BV, formerly known as CAM Implants BV.

      On October 8, 2003, a settlement conference was conducted and the parties reached a tentative settlement agreement, which did not obligate the Company to pay monetary damages to the plaintiffs, but assigns certain of the Company's rights under its insurance policies to the plaintiffs. On May 17, 2004, the settlement agreement was finalized and plaintiff's action against the Company was dismissed with prejudice.

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

9.    Comprehensive Income

      Comprehensive income for the three months and six months ended June 30, 2004 and 2003 were as follows:

                                             Three Months Ended         Six Months Ended
                                                  June 30,                  June 30,
                                            ----------------------------------------------

      (in thousands)                         2004         2003          2004         2003
      ------------------------------------------------------------------------------------
      Net income                            $(427)      $ 2,742       $(1,682)      $3,923

      Currency translation adjustments        (96)          332           (88)         357
      ------------------------------------------------------------------------------------

      Comprehensive income                  $(523)      $ 3,074       $(1,770)      $4,280
      ====================================================================================

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

10.   Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share for the three months and six months ended June 30, 2004 and 2003

                                                               Three Months Ended                   Six Months Ended
                                                                    June 30,                            June 30,
                                                        ------------------------------------------------------------------
      (dollars in thousands except per share data)              2004              2003              2004              2003
      --------------------------------------------------------------------------------------------------------------------
      Net income (loss) available to
          common shareholders                           $       (427)      $     2,742      $     (1,682)      $     3,923
                                                        ==================================================================

      --------------------------------------------------------------------------------------------------------------------

      Denominator for basic earnings
          per share, weighted average common
          shares outstanding                              17,144,280        17,037,302        17,132,335        17,025,760
      Effect of dilutive securities, stock options                             699,146                             442,408
                                                        ------------------------------------------------------------------
      Denominator for diluted earnings
          per share                                       17,144,280        17,736,448        17,132,335        17,468,168
                                                        ==================================================================

      --------------------------------------------------------------------------------------------------------------------

      Earnings (loss) per share:
          Basic                                         $       (.02)      $       .16      $       (.10)      $       .23
          Diluted                                       $       (.02)      $       .15      $       (.10)      $       .22

      --------------------------------------------------------------------------------------------------------------------

Weighted average shares issuable upon the exercise of stock options which were not included in the calculation of diluted earnings per share were 1,690,803 and 501,269, and 1,636,752 and 662,942 for the three months and six months ended June 30, 2004 and 2003, respectively. Such shares were not included because they were antidilutive.

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

11.   Operating Segments

      Summarized in the table below is financial information for our reportable segments for the three months and six months ended June 30, 2004 and 2003:

                                                   Three Months Ended             Six Months Ended
                                                        June 30,                      June 30,
                                                -----------------------------------------------------
      (dollars in thousands)                        2004           2003           2004           2003
      -----------------------------------------------------------------------------------------------
      Revenues:
        Demineralized Bone Matrix Segment       $ 10,862       $ 12,263       $ 22,295       $ 23,632
        Base Tissue Segment                       10,291         10,959         21,051         20,912
        Other, principally metal spinal
            implants                               1,072          1,570          2,656          2,727
      -----------------------------------------------------------------------------------------------
        Consolidated                            $ 22,225       $ 24,792       $ 46,002       $ 47,271
      ===============================================================================================
       Operating income (loss):
         Demineralized Bone Matrix Segment      $    121       $  4,392       $  1,241       $  7,657
         Base Tissue Segment                        (722)         1,703         (1,064)         1,882
        Other, principally metal spinal
            Implants                                (307)        (1,437)        (2,809)        (2,510)
      -----------------------------------------------------------------------------------------------
         Consolidated                           $   (908)      $  4,658       $ (2,632)      $  7,029
      ===============================================================================================

      During the three months ended June 30, 2004, two of our clients, Musculoskeletal Transplant Foundation ("MTF") and the American Red Cross Tissue Services ("ARC"), in the Demineralized Bone Matrix and Base Tissue Segments each accounted for 21% and 22%, respectively, of consolidated net revenues and accounted for 24% and 25%, respectively, of consolidated net revenues for the three months ended June 30, 2003. For the six months ended June 30, 2004, these same two clients accounted for 22% and 21%, respectively, of consolidated net revenues, and 26% and 26%, respectively, of consolidated net revenues for the six months ended June 30, 2003.

12.   Reclassifications

      Certain prior year amounts have been reclassified to conform to the 2004 presentation.

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

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

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

Net Income (Loss)

We incurred a consolidated net loss for the three months ended June 30, 2004 of $427,000 or $.02 diluted net loss per share compared to consolidated net income of $2,742,000 or $.15 diluted net income per share for the three months ended June 30, 2003. We incurred a consolidated net loss for the six months ended June 30, 2004 of $1,682,000 or $.10 net loss per share compared to consolidated net income of $3,923,000 or $.22 diluted net income per share for the six months ended June 30, 2003. The net loss in both periods of 2004 is primarily attributable to a decline in gross profit margin impacted by lower net revenues and increased per unit processing costs as a result of declining unit sales volume and other inventory management initiatives, and for the six months ended June 30, 2004, additionally by the reserves recorded in the first quarter of 2004 for costs associated with our exit from the spinal metal implant business and the reorganization of our sales and marketing functions.

The following is a discussion of factors affecting results of operations for the three months and six months ended June 30, 2004 and 2003.

Net Revenues

Consolidated net revenues declined to $22,225,000 in the second quarter of 2004 compared to consolidated net revenues of $24,792,000 in the corresponding period in 2003. Domestic net revenues decreased to $19,446,000 for the three months ended June 30, 2004 from $22,492,000 in the corresponding period in

2003. Foreign-based net revenues increased 21% to $2,779,000 in the second quarter of 2004 from $2,300,000 in the same period in 2003. Consolidated net revenues decreased to $46,002,000 for the six months ended June 30, 2004 compared to consolidated net revenues of $47,271,000 for the six months ended June 30, 2003. Domestic net revenues declined for the six months ended June 30, 2004 to $40,365,000 from $43,183,000 in the corresponding period in 2003. Foreign-based revenues increased 38% to $5,637,000 for the six months ended June 30, 2004 from $4,088,000 in the corresponding period in 2003. The decline in revenues in both periods of 2004 is mainly attributable to lower unit volume in our domestic Grafton(R) DBM and Graftech(R) Bio-implant product lines as a result of aggressive marketing and sales programs by our competitors which our marketing and sales initiative have, to date, been unable to neutralize and, in second quarter 2004 from the decline in revenues from metal spinal implant product lines, which is directly associated with our announcement in March, 2004 to exit the metal spinal implant business effective June 30, 2004. Such declines in revenue were partially offset by increased revenues from private label DBM product lines and increased unit volume internationally.

The Demineralized Bone Matrix ("DBM") Segment or DBM Segment, revenues declined to $10,862,000 in the second quarter of 2004 from revenues of $12,263,000 in the corresponding period in 2003. DBM Segment revenues for the six months ended June 30, 2004 of $22,295,000 decreased from DBM Segment revenues of $23,632,000 for the six months ended June 30, 2003. Domestic DBM Segment revenues declined to $9,174,000 in second quarter 2004 from revenues of $10,911,000 in second quarter 2003 and decreased to $18,883,000 for the six months ended June 30, 2004 from $21,274,000 for the corresponding period in the prior year. The decline in domestic DBM Segment revenues is primarily related to lower units sales volume of Grafton(R) DBM due to the strong competitive pressures mentioned above, partially offset by increased units sales volume for private label DBM product lines. We announced the execution of a second private label DBM arrangement with Smith & Nephew, Inc. in April, 2004 and expect to begin shipping product under this new arrangement in the third quarter of 2004. Foreign-based Grafton(R) DBM revenues increased 25% to $1,688,000 in the second quarter of 2004 from revenues of $1,352,000 in the corresponding period in the prior year, and increased 45% to $3,412,000 for the six months ended June 30, 2004 from $2,358,000 for the six months ended June 30, 2003. The increase in foreign-based Grafton(R) DBM revenues is primarily due to increased penetration in existing markets and the expansion into additional international markets.

Base Allograft Tissue Segment, or Base Tissue Segment, revenues decreased to $10,291,000 in the second quarter of 2004 from $10,959,000 in the corresponding period in 2003. Base Tissue Segment revenues for the six months ended June 30, 2004 of $21,051,000 were essentially flat with revenues of $20,912,000 for the six months ended June 30, 2003. The decline in Base Tissue Segment revenues in the second quarter of 2004 is primarily attributable to a 17% decline in Graftech(R) Bio-implant revenues, partially offset by a 105% increase in revenues from the direct distribution of Osteotech labeled traditional tissue. For the six months ended June 30, 2004, we realized a 282% increase in revenues from the direct distribution of Osteotech labeled traditional tissue, which was mostly offset by an 8% decline in Graftech(R) Bio-implant revenues. The decline in Graftech(R) Bio-implant revenues is primarily due to the strong competitive pressures mentioned above.

Revenue from other product lines, consisting primarily of metal spinal implants and bovine tissue, declined in the second quarter of 2004 to $1,072,000 from $1,570,000 in the same period in 2003 and declined for the six months ended June 30, 2004 to $2,656,000 from $2,727,000 in the corresponding period in 2003. The decline in revenues is directly associated with our announcement in March, 2004 to exit the metal spinal implant business effective June 30, 2004.

During the three months ended June 30, 2004, two of our clients in the DBM and Base Tissue Segments, the Musculoskeletal Transplant Foundation, or MTF, and the American Red Cross Tissue Services, or ARC, accounted for 21% and 22%, respectively, of consolidated net revenues. In the three months ended June 30, 2003, MTF and ARC accounted for 24% and 25%, respectively, of consolidated net revenues. For the six months ended June 30, 2004, these same clients accounted for 22% and 21%, respectively, of consolidated net revenues, and accounted for 26% and 26%, respectively, of consolidated net revenues for the six months ended June 30, 2003. We have processing agreements with each of these clients. The MTF agreement expires in December, 2008 and the ARC agreement expires in December, 2006.

Gross Profit

Consolidated gross profit as a percentage of consolidated net revenues was 45% in the second quarter of 2004 compared to 62% in the second quarter of 2003. Consolidated gross profit as a percentage of consolidated net revenues was 43% for the six months ended June 30, 2004 compared to 59% for the six months ended June 30, 2003. The decline in gross profit as a percentage of revenues was due primarily to the negative impact of lower net revenues and higher per unit processing costs as a result of declining unit sales volume and other inventory management initiatives, and for the six months ended June 30, 2004, additionally by the reserves recorded in the first quarter of 2004 for costs associated with our exit from the metal spinal implant business of $1,998,000 to reduce metal spinal implant inventory and instrumentation to estimated net realizable value. Additionally, gross profit as a percentage of consolidated net revenues was negatively impacted by the continuing shift in revenue mix to lower margin products, including international Grafton(R) DBM, the direct distribution of Osteotech labeled traditional tissue and private label DBM revenues, and the decline in domestic Grafton(R) DBM revenues, which represent our highest gross profit margin product category.

Marketing, Selling, General and Administrative Expenses

Consolidated marketing, selling, general and administrative expenses decreased slightly in second quarter 2004 to $9,678,000 from $9,735,000 in the corresponding period in 2003, primarily due to a decline in domestic commission costs as a result of the lower domestic revenues. Consolidated marketing, selling, general and administrative expenses increased 6% for the six months ended June 30, 2004 to $20,184,000 from $19,067,000 for the six months ended June 30, 2003, principally due to increased selling costs due to the hiring of additional direct sales personnel in the second and third quarter of 2003, increased commission costs on domestic Grafton(R) DBM for our agency sales force and the severance charge of $650,000 related to the reorganization of the sales and marketing departments. Through the six months ended June 30, 2004, we have incurred approximately $250,000 in professional fees related to our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 relating to our internal controls over financial reporting.

Research and Development Expenses

Consolidated research and development expenses increased 27% in the second quarter of 2004 to $1,187,000 from $935,000 in the corresponding period in 2003, and increased 6% in the six months ended June 30, 2004 to $2,043,000 from $1,925,000 in the six months ended June 30, 2003. The increase in consolidated research and development expenses is primarily due to increased activity on existing and new programs.

Operating Income (Loss)

We incurred a consolidated operating loss of $908,000 and $2,632,000 in the three months and six months ended June, 30, 2004, respectively, compared to a consolidated operating income of $4,658,000 and $7,029,000 in the same respective periods in 2003. The operating losses in both periods in 2004 result principally from a decline in gross profit margin impacted by lower net revenues and increased per unit processing costs as discussed above, and for the six months ended June 30, 2004, by the reserves recorded in the first quarter of 2004 for costs associated with our exit from the spinal metal implant business and the reorganization of our sales and marketing functions.

DBM Segment operating income decreased to $121,000 in the three months ended June 30, 2004 from $4,392,000 in the same period in 2003 and declined to $1,241,000 for the six months ended June 30, 2004 from $7,657,000 in the corresponding period in 2003. These declines are attributable to the decline in domestic revenue, a corresponding decline in gross profit margin, an increase in operating expenses associated with programs aimed at stabilizing and growing revenues, including the shift of sales and marketing resources from marketing metal spinal implant products to focus on our tissue businesses, and in the six months ended June 30, 2004, a portion of the severance costs related to the reorganization of the sales and marketing departments.

We incurred an operating loss in the Base Tissue Segment of $722,000 and $1,064,000 in the three months and six months ended June 30, 2004, respectively, compared to an operating income of $1,703,000 and $1,882,000 in the respective corresponding periods in 2003. The operating losses in 2004 are primarily attributable to the decline in revenues, lower gross profit margins, increased operating expenses associated with programs to restore revenue growth, including the shift of sales and marketing resources from marketing metal spinal implant products to focus on our tissue businesses, and in the six months ended June 30, 2004, a portion of the severance costs related to the reorganization of the sales and marketing departments.

Operating losses associated with other revenues were $307,000 and $2,809,000 for the three months and six months ended June 30, 2004, respectively, and were $1,437,000 and $2,510,000 for the three months and six months ended June 30, 2003. The operating loss for the six months ended June 30, 2004 includes a charge of $1,998,000 to reduce metal spinal implant inventory and instrumentation to estimated net realizable value because of the decision in the first quarter of 2004 to exit from the metal spinal implant business.

Interest Expense and Other, Net

Interest expense and other, net, which primarily represents interest expense, net of interest income, was $108,000 and $345,000 for the three months and six months ended June 30, 2004, respectively, compared to interest expense, net of interest income, of $169,000 and $464,000 in the corresponding periods in 2003, respectively. In all periods in 2004 and 2003, interest expense on long-term debt is partially offset by interest income.

Income Tax Provision (Benefit)

We recognized an income tax benefit for the three months and six months ended June 30, 2004 primarily due to losses incurred in our domestic operations and our ability to utilize previously unrecognized net operating loss carryforwards, which carry a full valuation allowance, to offset foreign income. The effective income tax rate for the three months and six months ended June 30, 2003 were 39% and 40%, respectively.

Liquidity and Capital Resources

At June 30, 2004 we had cash and cash equivalents of $15,715,000 compared to $15,326,000 at December 31, 2003. We invest excess cash in U.S. Government-backed securities and investment grade commercial paper of major U.S. corporations. Working capital increased $1,022,000 to $57,406,000 at June 30, 2004 compared to $56,384,000 at December 31, 2003, principally due to continued investment in unprocessed tissue inventories.

Net cash provided by operating activities was $2,086,000 and $3,085,000 in the six months ended June 30, 2004 and 2003, respectively. The decline in net cash provided by operating activities is primarily due to the net loss incurred in 2004, partially offset by the reserve recorded to reduce metal spinal implant inventory and instrumentation to net realizable value.

Cash used in investing activities was $704,000 for the six months ended June 30, 2004 compared to cash provided by investing activities of $650,000 for the six months ended June 30, 2003. Cash used in investing activities in 2004 primarily results from capital expenditures of $771,000. Cash provided by investing activities in 2003 was primarily generated from the sale of short-term investments of $1,982,000, partially offset by capital expenditures of $991,000.

Net cash used in financing activities was $1,129,000 and $927,000 for the six months ended June 30, 2004 and 2003, respectively. Net cash used in financing activities in both periods principally results from the payments on long-term debt, partially offset by proceeds from the sale of common stock associated with employee stock option exercises and our employee stock purchase plan.

We have a Credit Facility with a U.S. bank that includes: a $5,000,000 revolving line of credit, a building mortgage loan, and an equipment term loan. At June 30, 2004, there were no borrowings under the revolving line of credit and $5,000,000 was available, $3,866,000 was outstanding under the building mortgage loan and $10,727,000 was outstanding under the equipment term loan. In support of the amounts due under the settlement of certain patent litigation, we provided an automatically declining irrevocable standby letter of credit in an original amount of $1,900,000, which was terminated in May, 2004 after the last payment was made under the litigation settlement in April, 2004. The Credit Facility, as amended, imposes certain operating and financial restrictions and covenants. Based upon a review of our financial results for the first six months of 2004, our current operations and our future expected operational activities for the remainder of 2004, we may, in certain circumstances, not comply with one of these covenants in the fourth quarter of 2004. Should circumstances indicate that we would in fact fail to comply with any covenant, we believe there are options available to us to achieve compliance, including, but not limited to, obtaining a waiver from our lender or amending the covenant, or both, or adjusting our operational activities. We have begun discussions with our lender concerning the possibility of our non-compliance with one of the covenants, and will continue such discussions over the next several months to explore our options. We cannot provide assurance that we will be able to comply with all of the covenants or institute activities to bring us into compliance, or, in the event of non-compliance with a covenant, obtain a waiver to, or amendment of, the covenant, in which case the bank could avail itself of the remedies set forth in the risk factor entitled "Failure to comply with covenants under our loan and security agreement could materially adversely impact our business, financial condition and results of operations" set forth in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

As of June 30, 2004, there were no material changes in our contractual obligations or long-term debt from that disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources" in our Annual Report on Form 10-K for the year ended December 31, 2003.

Impact of Inflation and Foreign Currency Exchange Fluctuations

Results of operations for the periods discussed above have not been materially affected by inflation or foreign currency fluctuations.

Litigation

Osteotech, Inc. is involved in various legal proceedings. For a discussion of these matters see, Note 8 of "Notes to Condensed Consolidated Financial Statements" included elsewhere herein and PART II. ITEM 1. LEGAL PROCEEDINGS, and our Annual Report on Form 10-K for the year ended December 31, 2003 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2004. It is possible that our results of operations or liquidity and capital resources could be adversely affected by the ultimate outcome of pending litigation or as a result of the costs of contesting such lawsuits.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a - 15(e) under the Exchange Act) as of June 30, 2004 (the "Evaluation Date"). Based upon that evaluation the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.

Changes in Internal Controls

There were no changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could affect these controls subsequent to the date of their last evaluation, except for the procedures instituted in the first quarter of 2004 related to the timely review and monitoring of certain account analyses, including the account impacted by the flaw in our computer software detected during year-end 2003 closing procedures. We have evaluated the additional procedures instituted in the first quarter of 2004 discussed above and have found that such procedures are operating effectively.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following is a description of material developments that occurred during the three months ended June 30, 2004 in lawsuits reported in our Annual Report on Form 10-K for the year ended December 31, 2003 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004. Additionally, from time to time we are a party to other litigation incidental to our business, none of which, individually or in the aggregate, are expected to have a material adverse effect on our results of operations or financial condition.

"O" Company, Inc. v. Osteotech, Inc.

In July, 1998, a complaint was filed against us in the Second Judicial District Court, Bernallilo County, New Mexico, which alleged negligence, strict liability, breach of warranties, negligent misrepresentation, fraud, and violation of the New Mexico Unfair Trade Practices Act arising from allegedly defective dental implant coating and coating services provided to plaintiff by our subsidiary, Osteotech Implants BV, formerly known as CAM Implants BV.

On October 8, 2003, a settlement conference was conducted and the parties reached a tentative settlement agreement, which did not obligate us to pay monetary damages to the plaintiffs, but assigns certain of our rights under our insurance policies to the plaintiff. On May 17, 2004, the settlement agreement was finalized and plaintiff's action against us was dismissed with prejudice.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) An annual meeting of stockholders of Osteotech, Inc. was held on June 10, 2004.

(c) The matters voted upon at the annual meeting and the results of the voting are set forth below:

      i) With respect to the election of Directors of Osteotech, the persons named below were elected at the annual meeting to serve a term of one year or until the next annual meeting of stockholders. They constitute the entire board of directors of Osteotech. Each received the following number of votes:

                Director                               For           Withheld
            -------------------------------------------------------------------
                Richard W. Bauer                    12,245,090       3,912,308
                Kenneth P. Fallon, III              12,281,818       3,875,580
                Stephen Galliker                    16,004,144         153,254
                Michael J. Jeffries                 12,256,808       3,900,590
                Donald D. Johnston                  12,256,926       3,900,472
                John Phillip Kostuik, M.D.          12,259,926       3,897,472
                Stephen J. Sogin, Ph.D.             12,303,566       3,853,832

      ii) With respect to a proposal to ratify the appointment of PricewaterhouseCoopers LLP as Osteotech's independent auditors for the fiscal year ending December 31, 2004, the stockholders voted 16,010,997 shares in favor, 135,947 shares against and 10,004 shares abstained. Broker non-votes were not applicable. This proposal received the vote required by Delaware General Corporation Law and Osteotech's by-laws for approval (i.e. the affirmative vote of a majority of the shares of common stock voted on the proposal).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits (numbered in accordance with Item 601 of Regulation S-K)

      Exhibit                                                                                            Page
      Number    Description                                                                             Number
      ------    -----------                                                                             ------
        3.1     Restated Certificate of Incorporation of Osteotech, as amended                            ^

        3.2     Third Amended and Restated Bylaws of Osteotech                                            ^

        3.4     Certificate of Retirement and Prohibition of Reissuance of Shares of Osteotech,           ^^
                Inc., dated April 4, 2002

        4.1     Rights Agreement dated as of February 1, 1996 between Osteotech, Inc. and                 ^
                Registrar and Transfer Co., as amended

       10.47    Third Allonge to Loan and Security Agreement among Fleet National Bank,                   *
                Successor in Interest to Summit Bank, Osteotech, Inc., Osteotech B.V., H.C.
                Implants, B.V., CAM Implants, B.V., Osteotech/CAM Services, B.V., Osteotech
                Implants, B.V., Osteotech S.A. and OST Developpement dated April 30, 2004.

       31.1     Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-         *
                Oxley Act of 2002

       31.2     Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-         *
                Oxley Act of 2002

       32.1     Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-         *
                Oxley Act of 2002

       32.2     Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-         *
                Oxley Act of 2002

*     Filed herewith.

^ Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference thereto.

^^ Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference thereto.

(b)   Reports on Form 8-K

      On June 15, 2004, we filed with the Commission a Current Report on Form 8-K to announce that Sam Owusu-Akyaw has been elected President and Chief Operating Officer of the Company responsible for domestic operations. Mr. Owusu-Akyaw has also been appointed to the Board of Directors.

      On April 27, 2004, we filed with the Commission a Current Report on Form 8-K to announce our financial results for the three months ended March 31, 2004.

      On April 5, 2004, we filed with the Commission a Current Report on Form 8-K to announce we had entered into a five-year agreement with Smith & Nephew, Inc.'s Orthopaedic division for the processing and distribution of a private label demineralized bone matrix to the U.S. hospital and surgical center market.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2004                           Osteotech, Inc.
                                               ---------------------------------
                                               (Registrant)


Date: August 4, 2004                    By:    /S/ Richard W. Bauer
                                               ---------------------------------
                                               Richard W. Bauer
                                               Chief Executive Officer
                                               (Principal Executive Officer)


Date: August 4, 2004                    By:    /S/ Michael J. Jeffries
                                               ---------------------------------
                                               Michael J. Jeffries
                                               Executive Vice President,
                                               Chief Financial Officer
                                               (Principal Financial Officer and
                                               Chief Accounting Officer)