Form 10-Q
period 2004-09-30
OSTEOTECH INC
filed 2004-11-08
CIK 874734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended September 30, 2004

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______ to ________

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

The number of shares of the registrant's common stock, $.01 par value, outstanding as of October 29, 2004 was 17,164,886.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

                        OSTEOTECH, INC. AND Subsidiaries
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                             (dollars in thousands)

                                                                     September 30,  December 31,
                                                                          2004          2003
------------------------------------------------------------------------------------------------
ASSETS
------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                          $ 12,476      $ 15,326
     Accounts receivable, net of allowance of
          $1,405 in 2004 and $1,487 in 2003                               18,656        15,187
     Deferred processing costs                                            32,777        29,013
     Inventories                                                           1,324         3,581
     Prepaid expenses and other current assets                             8,573         7,345
                                                                        ----------------------
               Total current assets                                       73,806        70,452

Property, plant and equipment, net                                        42,845        47,107
Goodwill, net of accumulated amortization of $404 in 2004 and 2003         1,669         1,669
Other assets                                                               6,992         7,985
----------------------------------------------------------------------------------------------
               Total assets                                             $125,312      $127,213
==============================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable and accrued liabilities                           $ 12,338      $ 11,407
     Current maturities of long-term debt                                  2,661         2,661
                                                                        ----------------------
               Total current liabilities                                  14,999        14,068

Long-term debt                                                            11,266        13,262
Other liabilities                                                          3,663         3,663
----------------------------------------------------------------------------------------------
               Total liabilities                                          29,928        30,993
----------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares
         Authorized; no shares issued or outstanding
     Common stock, $.01 par value; 70,000,000 shares
         Authorized; issued and outstanding 17,164,886
         shares in 2004 and 17,117,720 shares in 2003                        172           171
     Additional paid-in capital                                           64,414        64,170
     Accumulated other comprehensive income                                  184           605
     Retained earnings                                                    30,614        31,274
----------------------------------------------------------------------------------------------
               Total stockholders' equity                                 95,384        96,220
----------------------------------------------------------------------------------------------
               Total liabilities and stockholders' equity               $125,312      $127,213
==============================================================================================

See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                  (dollars in thousands, except per share data)

                                                                   Three Months Ended                     Nine Months Ended
                                                                      September 30,                         September 30,
                                                                 2004               2003               2004               2003
------------------------------------------------------------------------------------------------------------------------------
Net revenues:
  Service                                                $     21,694       $     21,209       $     65,040       $     65,753
  Product                                                         438              1,926              3,094              4,653
                                                         ------------       ------------       ------------       ------------
                                                               22,132             23,135             68,134             70,406

Cost of services                                               12,129              9,914             34,826             26,959
Cost of products                                                 (295)             1,217              3,415              3,422
                                                         ------------       ------------       ------------       ------------
                                                               11,834             11,131             38,241             30,381
                                                         ------------       ------------       ------------       ------------

Gross profit                                                   10,298             12,004             29,893             40,025

Marketing, selling, general and administrative                  7,684              9,806             27,868             28,873
Research and development                                        1,145              1,095              3,188              3,020
                                                         ------------       ------------       ------------       ------------
                                                                8,829             10,901             31,056             31,893
                                                         ------------       ------------       ------------       ------------

Operating income (loss)                                         1,469              1,103             (1,163)             8,132

Interest expense and other, net                                    (4)              (126)              (349)              (590)
                                                         ------------       ------------       ------------       ------------

Income (loss) before income provision (benefit)                 1,465                977             (1,512)             7,542

Income tax provision (benefit)                                    443                413               (852)             3,055
                                                         ------------       ------------       ------------       ------------

Net income (loss)                                        $      1,022       $        564       $       (660)      $      4,487
==============================================================================================================================

Earnings (loss) per share:
     Basic                                               $        .06       $        .03       $       (.04)      $        .26
     Diluted                                             $        .06       $        .03       $       (.04)      $        .25

Shares used in computing earnings (loss) per share:
     Basic                                                 17,154,119         17,093,937         17,139,620         17,049,605
     Diluted                                               17,208,069         17,958,095         17,139,620         17,704,140

See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)

Nine Months Ended September 30,                                             2004           2003
-----------------------------------------------------------------------------------------------
Cash Flow From Operating Activities
    Net income (loss)                                                   $   (660)      $  4,487
    Adjustments to reconcile income (loss)
           to net cash provided by (used in) operating activities:
                 Depreciation and amortization                             5,840          6,321
                 Provision for metal spinal implant systems                1,998
                 Changes in current assets and liabilities:
                         Accounts receivable                              (3,534)        (5,178)
                         Deferred processing costs                        (3,776)       (10,776)
                         Inventories                                         373            555
                         Prepaid expenses and other current assets          (237)         1,825
                         Accounts payable and other liabilities              144          4,452
-----------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                          148          1,686

Cash Flow From Investing Activities
    Capital expenditures                                                  (1,333)        (1,326)
    Proceeds from sale of investments                                                     3,948
    Other, net                                                               (91)          (507)
-----------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                       (1,424)         2,115

Cash Flow From Financing Activities
    Proceeds from issuance of common stock                                   244            589
    Principal payments on long-term debt                                  (1,996)        (1,995)
-----------------------------------------------------------------------------------------------
Net cash used in financing activities                                     (1,752)        (1,406)

Effect of exchange rate changes on cash                                      178           (199)
-----------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                 (2,850)         2,196
Cash and cash equivalents at beginning of period                          15,326         10,040
-----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                              $ 12,476       $ 12,236
===============================================================================================

Supplementary cash flow data:
    Cash paid during the period for interest                            $    410       $    699
    Cash paid (refunded) during the period for taxes                       1,434           (270)

See accompanying notes to condensed consolidated financial statements

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

1.    Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) considered necessary by management for a fair presentation of the consolidated financial position as of September 30, 2004, the consolidated results of operations for the three months and nine months ended September 30, 2004 and 2003 and the consolidated cash flows for the nine months ended September 30, 2004 and 2003. The results of operations and cash flows for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The December 31, 2003 financial information has been derived from the audited financial statements for the year ended December 31, 2003. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements which were included as part of Osteotech, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2003.

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

      The Company's other intangibles, which principally represent patents, patent applications and licenses, are recorded at an original cost of $4,019,000 and $3,800,000 as of September 30, 2004 and December 31, 2003,
      respectively. The carrying values of such intangibles are $2,420,000 and $2,378,000 as of the same respective dates. Patents and licenses are amortized over their estimated useful lives ranging from five to ten years. Patent application costs are amortized upon grant of the patent or expensed if the application is rejected or withdrawn.

3.    Stock Options

      The Company has adopted the "disclosure only" provisions of SFAS No. 123, "Accounting for Stock Based Compensation", and accordingly, no compensation cost has been recognized in the consolidated statements of operations. Pro forma information regarding net income (loss) and earnings
      (loss) per share is required by SFAS No. 123, and has been determined as if the Company accounted for its stock options under the Fair Value Method of that Statement. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized on a straight-line basis to expense over the options' vesting period.

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

                                                           Three Months Ended             Nine Months Ended
                                                              September 30,                 September 30,
                                                       ------------------------------------------------------
(in thousands, except per share data)                       2004           2003          2004            2003
-------------------------------------------------------------------------------------------------------------
Net income (loss) - reported                           $   1,022      $     564     $    (660)      $   4,487
Impact on net income (loss) related to
  stock-based employee compensation
  expense, net of tax                                  $     190      $     273     $     644       $     678
Net income (loss) - pro forma                          $     832      $     291     $  (1,304)      $   3,809
=============================================================================================================

Earnings (loss) per share
    As reported:
       Basic                                           $     .06      $     .03     $    (.04)      $     .26
       Diluted                                         $     .06      $     .03     $    (.04)      $     .25
    Pro forma:
       Basic                                           $     .05      $     .02     $    (.08)      $     .22
       Diluted                                         $     .05      $     .02     $    (.08)      $     .22
=============================================================================================================

4.    2004 Charges

      Provision for Metal Spinal Implant Systems

      As a result of an assessment of its metal spinal implant business in the first quarter of 2004, the Company announced that it would cease marketing and distributing all metal spinal implant product lines by the end of the second quarter of 2004. The Company recorded a charge to cost of products in the first quarter of 2004 of $1,998,000 to reduce metal spinal implant inventory and instrumentation to estimated net realizable value. The Company ceased distribution of all metal spinal implant product lines in June, 2004.

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

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

5.    Deferred Processing Costs

      Deferred processing costs consist of the following:

                                                                       September 30,  December 31,
(in thousands)                                                               2004         2003
--------------------------------------------------------------------------------------------------
Donor tissue to be processed                                              $ 8,962      $ 6,758
Tissue in process                                                          11,081        8,350
Processed implantable donor tissue to be distributed
   by the Company                                                          10,623       11,962
Processed implantable donor tissue held for clients                         2,111        1,943
----------------------------------------------------------------------------------------------
                                                                          $32,777      $29,013
==============================================================================================

6.    Inventories

      Inventories consist of the following:

                                                                       September 30,  December 31,
(in thousands)                                                               2004         2003
--------------------------------------------------------------------------------------------------
Supplies                                                                  $   251      $   287
Raw materials                                                                 838          765
Finished goods                                                                235        2,529
----------------------------------------------------------------------------------------------
                                                                          $ 1,324      $ 3,581
==============================================================================================

      In the first quarter of 2004, the Company recorded a charge to reduce its metal spinal implant inventory, which was included in finished goods, to estimated net realizable value. See Note 4, "2004 Charges - Provision for Metal Spinal Implant Systems".

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

      Prior to April 30, 2004, if the Company's cash, cash equivalents and short-term investments declined below $10.0 million at the end of any calendar month, the lender, at its option, has the right to obtain a security interest in the Company's general intangibles, including, but not limited to, the Company's patents and patent applications. Effective April 30, 2004 in conjunction with the amendment to the Credit Facility, the $10.0 million limitation noted above was reduced to $5.0 million. In addition, unless there exists or has existed an event of default prior to December 31, 2004, the provisions of this covenant will terminate on that date.

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

7.    Debt and Financing Arrangements (continued)

      The Company's Credit Facility includes: a $5,000,000 revolving line of credit, a building mortgage loan, and an equipment term loan. At September 30, 2004, there were no borrowings under the revolving line of credit and $5,000,000 was available to the Company, $3,808,000 was outstanding under the building mortgage loan and $10,119,000 was outstanding under the equipment term loan. The Credit Facility, as amended, imposes certain operating and financial restrictions and covenants. Based upon a review of the Company's financial results for the first nine months of 2004, its current operations and future expected operational activities for the remainder of 2004, the Company may, in certain circumstances, not comply with one of these covenants in the fourth quarter of 2004. Should circumstances indicate that the Company would in fact fail to comply with any covenant, the Company believes there are options available to it to achieve compliance, including, but not limited to, obtaining a waiver from the lender or amending the covenant, or both, or adjusting operational activities. The Company has begun and is continuing discussions with its lender concerning the possibility of non-compliance with one of its covenants, and will continue such discussions throughout the fourth quarter to explore its options. The Company cannot provide assurance that it will be able to comply with any or all of the covenants or institute activities to bring it into compliance, or, in the event of non-compliance with a covenant, obtain a waiver to, or amendment of, the covenant, in which case the bank could avail itself of the remedies set forth in the risk factor entitled "Failure to comply with covenants under our loan and security agreement could materially adversely impact our business, financial condition and results of operations" set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

      The agreement included provisions for minimum purchases over the contractual period, subject to penalty payments if the minimum purchases were not achieved. The Company settled the provisions of the first year purchase commitment with Alphatec in the fourth quarter of 2002, and recorded all appropriate charges at that time. Also, in the fourth quarter of 2002, the Company recorded an estimated reserve of $1,079,000 for the penalty that may be due for not achieving the minimum purchase commitment in year two of the agreement.

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

8.    Commitments and Contingencies (continued)

      In July, 2003, Alphatec filed an action against the Company arising out of the distribution agreement between the parties. In August, 2003, the Company answered Alphatec's complaint and asserted counterclaims. On September 24, 2004, the Company and Alphatec executed a settlement agreement resolving all disputes between the parties and dismissing with prejudice all claims and counterclaims. Pursuant to the settlement agreement, the Company made a payment to Alphatec in the amount of $600,000 and returned to Alphatec all remaining inventory held by the Company that had been manufactured by Alphatec. In September, 2004 the Company reversed the remaining reserve of $479,000 which had been established for purchase commitment penalties. Such reversal is recorded in cost of product in the condensed consolidated statements of operations.

      Litigation

      The preceding paragraph provides a description of material developments that occurred during the three months ended September 30, 2004 in lawsuits reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004.

      From time to time the Company is a party to other litigation incidental to its business, none of which, individually or in the aggregate, are expected to have a material adverse effect on our results of operations or financial condition. Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. It is possible that the results of operations or liquidity and capital resources of the Company could be adversely affected by the ultimate outcome of the pending litigation or as a result of the costs of contesting such lawsuits.

9.    Comprehensive Income

      Comprehensive income for the three months and nine months ended September 30, 2004 and 2003 were as follows:

                                                           Three Months Ended        Nine Months Ended
                                                              September 30,            September 30,
                                                         ----------------------------------------------

(in thousands)                                              2004        2003          2004         2003
-------------------------------------------------------------------------------------------------------
Net income                                               $ 1,022       $ 564       $  (660)      $4,487

Currency translation adjustments                            (333)       (169)         (421)         188
-------------------------------------------------------------------------------------------------------

Comprehensive income                                     $   689       $ 395       $(1,081)      $4,675
=======================================================================================================

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

10.   Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share for the three months and nine months ended September 30, 2004 and 2003

                                                                     Three Months Ended                 Nine Months Ended
                                                                        September 30,                     September 30,
                                                                ----------------------------      ------------------------------
(dollars in thousands except per share data)                           2004             2003              2004              2003
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss) available to
    common shareholders                                         $     1,022      $       564      $       (660)      $     4,487
                                                                ================================================================

--------------------------------------------------------------------------------------------------------------------------------

Denominator for basic earnings
    per share, weighted average common
    shares outstanding                                           17,154,119       17,093,937        17,139,620        17,049,605
Effect of dilutive securities, stock options                         53,950          864,158                --           654,535
                                                                ----------------------------------------------------------------
Denominator for diluted earnings
    per share                                                    17,208,069       17,958,095        17,139,620        17,704,140
                                                                ================================================================

--------------------------------------------------------------------------------------------------------------------------------

Earnings (loss) per share:
    Basic                                                       $       .06      $       .03      $       (.04)      $       .26
    Diluted                                                     $       .06      $       .03      $       (.04)      $       .25

--------------------------------------------------------------------------------------------------------------------------------

      Weighted average shares issuable upon the exercise of stock options which were not included in the calculation of diluted earnings per share were 2,221,038 and 1,931,415, and 418,850 and 478,300 for the three months and nine months ended September 30, 2004 and 2003, respectively. Such shares were not included because they were antidilutive.

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)

11.   Operating Segments

      Summarized in the table below is financial information for our reportable segments for the three months and nine months ended September 30, 2004 and 2003:

                                                                Three Months Ended             Nine Months Ended
                                                                   September 30,                 September 30,
                                                            -----------------------------------------------------
(dollars in thousands)                                          2004           2003           2004           2003
-----------------------------------------------------------------------------------------------------------------
Revenues:
  Demineralized Bone Matrix Segment                         $ 12,021       $ 11,534       $ 34,316       $ 35,166
  Base Tissue Segment                                          9,673          9,675         30,724         30,587
  Other                                                          438          1,926          3,094          4,653
-----------------------------------------------------------------------------------------------------------------
  Consolidated                                              $ 22,132       $ 23,135       $ 68,134       $ 70,406
=================================================================================================================
 Operating income (loss):
   Demineralized Bone Matrix Segment                        $  2,008       $  2,761       $  3,249       $ 10,418
   Base Tissue Segment                                          (929)          (216)        (1,993)         1,666
   Other                                                         390         (1,442)        (2,419)        (3,952)
-----------------------------------------------------------------------------------------------------------------
   Consolidated                                             $  1,469       $  1,103       $ (1,163)      $  8,132
=================================================================================================================

      Other principally includes the distribution of metal spinal implants and bovine tissue. In first quarter 2004, the Company announced that it would cease marketing and distributing all metal spinal implant product lines by June 30, 2004. Revenues from metal spinal implant product lines were $16,000 and $1,597,000 for the three months ended September 30, 2004 and 2003, respectively, and were $1,718,000 and $3,424,000 for the nine months ended September 30, 2004 and 2003, respectively. Operating income for Other included a charge in the first quarter of 2004 of $1,998,000 to reduce metal spinal implant inventory and instrumentation to estimated net realizable value partially offset by the reversal of the remaining reserve of $479,000, which had been established for purchase commitment penalties arising from the Alphatec litigation in the third quarter of 2004.

      During the three months ended September 30, 2004, two of our clients, Musculoskeletal Transplant Foundation ("MTF") and the American Red Cross Tissue Services ("ARC"), in the Demineralized Bone Matrix and Base Tissue Segments each accounted for 21% and 20%, respectively, of consolidated net revenues and accounted for 24% and 25%, respectively, of consolidated net revenues for the three months ended September 30, 2003. For the nine months ended September 30, 2004, these same two clients accounted for 22% and 21%, respectively, of consolidated net revenues, and 25% and 26%, respectively, of consolidated net revenues for the nine months ended September 30, 2003.

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

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

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

Net Income (Loss)

We realized consolidated net income for the three months ended September 30, 2004 of $1,022,000 or $.06 diluted net income per share compared to consolidated net income of $564,000 or $.03 diluted net income per share for the three months ended September 30, 2003. We incurred a consolidated net loss for the nine months ended September 30, 2004 of $660,000 or $.04 diluted net loss per share compared to consolidated net income of $4,487,000 or $.25 diluted net income per share for the nine months ended September 30, 2003. Net income for the three months ended September 30, 2004 includes the after-tax impacts of the reversal of estimated purchase commitment penalties related to the settlement of a lawsuit, the reduction in provisions for the Company's Management Bonus Plan and favorable currency exchange rates for the period and the favorable impact from a lower effective tax rate. Net income (loss) for the three months and nine months ended September 30, 2004 is impacted by a decline in gross profit margins primarily due to lower net revenues, the continued change in revenue mix and increased per unit processing costs as a result of declining unit production volumes, which has resulted in the under absorption of fixed costs, partially offset by lower operating expenses. Additionally, the net loss for the nine months ended September 30, 2004 is impacted by the reserves recorded in the first quarter of 2004 for costs associated with our exit from the spinal metal implant business and the reorganization of our sales and marketing functions.

The following is a discussion of factors affecting results of operations for the three months and nine months ended September 30, 2004 and 2003.

Net Revenues

Consolidated net revenues declined to $22,132,000 in the third quarter of 2004 compared to consolidated net revenues of $23,135,000 in the corresponding period in 2003. Domestic net revenues decreased to $19,313,000 for the three months ended September 30, 2004 from $21,134,000 in the corresponding period in 2003. Foreign-based net revenues increased 41% to $2,819,000 in the third quarter of 2004 from $2,001,000 for the same period in 2003. Consolidated net revenues decreased to $68,134,000 for the nine months ended September 30, 2004 compared to consolidated net revenues of $70,406,000 for the nine months ended September 30, 2003. Domestic net revenues declined for the nine months ended September 30, 2004 to $59,678,000 from $64,317,000 in the corresponding period in 2003. Foreign-based revenues increased 39% to $8,456,000 for the nine months ended September 30, 2004 from $6,089,000 in the corresponding period in 2003. The decline in consolidated revenues in both periods of 2004 is mainly attributable to lower unit volume in our domestic Grafton(R) DBM and Graftech(R) Bio-implant product lines due to competitive factors, and from the decline in revenues from metal spinal implant product lines, which is directly associated with our announcement in March, 2004 to exit the metal spinal implant business effective June 30, 2004. The decline in revenues in both periods was partially offset by increased revenues from private label DBM products, primarily due to the start-up of our relationship with Smith & Nephew, Inc. and increased international unit sales volume.

Demineralized Bone Matrix ("DBM") Segment, or DBM Segment, revenues increased to $12,021,000 in the third quarter of 2004 from revenues of $11,534,000 in the corresponding period in 2003. DBM Segment revenues for the nine months ended September 30, 2004 of $34,316,000 decreased from DBM Segment revenues of $35,166,000 for the nine months ended September 30, 2003. Domestic DBM Segment revenues increased to $10,574,000 in the third quarter of 2004 from revenues of $10,335,000 in the third quarter of 2003 and decreased to $29,457,000 for the nine months ended September 30, 2004 from $31,609,000 for the corresponding period in the prior year. The increase in domestic DBM Segment revenues for the three months ended September 30, 2004 is primarily related to increased units sales volume for private label DBM products, principally as a result of the start-up of our second private label DBM arrangement with Smith & Nephew which began shipping product in the third quarter of 2004, partially offset by a 10% decline in domestic Grafton(R) DBM revenues due to continued strong competition. The decline in domestic DBM Segment revenues for the nine months ended September 30, 2004 is primarily due to a 12% decline in domestic Grafton(R) DBM revenues, partially offset by increased revenue from our two private label arrangements. Foreign-based Grafton(R) DBM revenues increased 21% to $1,447,000 in the third quarter of 2004 from revenues of $1,199,000 in the corresponding period in the prior year, and increased 37% to $4,859,000 for the nine months ended September 30, 2004 from $3,557,000 for the nine months ended September 30, 2003. The increase in foreign-based Grafton(R) DBM revenues is primarily due to increased penetration in existing markets and the expansion into additional international markets.

Base Allograft Tissue Segment, or Base Tissue Segment, revenues were relatively flat at $9,673,000 and $30,724,000 for the three months and nine months ended September 30, 2004, respectively, compared to $9,675,000 and $30,587,000 in the corresponding periods in 2003. Graftech(R) Bio-implant revenues in both periods declined 10% and 9%, respectively. The decline, which was due primarily to continued strong competition, was offset by increased revenues from the direct distribution of Osteotech labeled traditional tissue and OsteoPure(TM) Femoral head processing.

Revenue from other product lines, consisting primarily of metal spinal implants (through June 30, 2004 the date we discontinued marketing and distributing such product lines) and bovine tissue, declined in the third quarter of 2004 to $438,000 from $1,926,000 in the same period in 2003 and declined for the nine months ended September 30, 2004 to $3,094,000 from $4,653,000 in the corresponding period in 2003. The decline in revenues is directly associated with our exit from the metal spinal implant business effective June 30, 2004. Revenues related to metal spinal implants were $16,000 and $1,718,000 for the three months and nine months ended September 30, 2004 and were $1,597,000 and $3,424,000 for the three months and nine months ended September 30, 2003, respectively. There were principally no revenues from metal spinal implant products for the third quarter of 2004.

During the three months ended September 30, 2004, two of our clients in the DBM and Base Tissue Segments, the Musculoskeletal Transplant Foundation, or MTF, and the American Red Cross Tissue Services, or ARC, accounted for 21% and 20%, respectively, of consolidated net revenues and accounted for 24% and 25%, respectively, of consolidated net revenues for the three months ended September 30, 2003. For the nine months ended September 30, 2004, these same two clients accounted for 22% and 21%, respectively, of consolidated net revenues, and 25% and 26%, respectively, of consolidated net revenues for the nine months ended September 30, 2003. We have processing agreements with each of these clients. The MTF agreement expires in December, 2008 and the ARC agreement expires in December, 2006.

Gross Profit

Consolidated gross profit as a percentage of consolidated net revenues was 47% in the third quarter of 2004 compared to 52% in the third quarter of 2003. Consolidated gross profit as a percentage of consolidated net revenues was 44% for the nine months ended September 30, 2004 compared to 57% for the nine months ended September 30, 2003. The decline in gross profit as a percentage of revenues was due primarily to the negative impact of lower net revenues and higher per unit processing costs as a result of declining unit sales volume, which has resulted in the under absorption of fixed production costs, and additionally, for the nine months ended September 30, 2004, by the reserves recorded in the first quarter of 2004 for costs associated with our exit from the metal spinal implant business of $1,998,000 to reduce metal spinal implant inventory and instrumentation to estimated net realizable value. Gross profit as a percentage of consolidated net revenues was also negatively impacted by the continuing shift in revenue mix to lower margin products, which include international Grafton(R) DBM, Osteotech labeled traditional tissue, private label DBM products and the decline in domestic Grafton(R) DBM revenues, which represents our highest gross profit margin product category. Gross profit as a percentage of revenues in both periods of 2004 was favorably impacted by the reversal of $479,000 of purchase commitment penalties related to the settlement of a lawsuit.

Marketing, Selling, General and Administrative Expenses

Consolidated marketing, selling, general and administrative expenses decreased in the third quarter of 2004 to $7,684,000, which includes the reversal of amounts provided for the Company's Management Bonus Plan of $325,000, from $9,806,000 in the corresponding period in 2003 and decreased 3% for the nine months ended September 30, 2004 to $27,868,000 from $28,873,000 for the nine months ended September 30, 2003. The declines in both periods are primarily due to the decline in domestic commission costs as a result of the lower domestic commissionable revenues, lower legal fees due to the resolution of substantially all outstanding litigation and the reduction in provisions for the Company's Management Bonus Plan of $130,000 in the third quarter of 2004 compared to the third quarter of 2003 and $781,000 for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 partially offset by professional fees incurred related to our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 of $290,000 in third quarter 2004 and $540,000 for the nine months ended September 30, 2004. In addition, consolidated marketing, selling, general and administrative expenses for the nine months ended September 30, 2004 included a severance charge of $650,000 related to the reorganization of the sales and marketing departments in the first quarter of 2004.

Research and Development Expenses

Consolidated research and development expenses increased 5% in the third quarter of 2004 to $1,145,000 from $1,095,000 in the corresponding period in 2003, and increased 6% in the nine months ended September 30, 2004 to $3,188,000 from $3,020,000 in the nine months ended September 30, 2003. The increase in consolidated research and development expenses is primarily due to increased activity on existing and new projects and programs.

Operating Income (Loss)

Consolidated operating income was $1,469,000 in the third quarter of 2004 and we incurred a consolidated operating loss of $1,163,000 for the nine months ended September 30, 2004, compared to consolidated operating income of $1,103,000 and $8,132,000 in the same respective periods in 2003. Consolidated operating income in the third quarter of 2004 resulted primarily from reduced marketing, selling, general and administrative expenses discussed above, the reversal of estimated purchase commitment penalties related to the settlement of a lawsuit, partially offset by lower gross profit margins. The operating loss for the nine months ended September 30, 2004 was primarily attributable to the reserves recorded in the first quarter of 2004 for costs associated with our exit from the spinal metal implant business and the reorganization of our sales and marketing functions and the decline in gross profit margins, which were impacted by lower net revenues and increased per unit processing costs, partially offset by lower marketing, selling, general and administrative expenses and the reversal of estimated purchase commitment penalties related to the settlement of a lawsuit.

DBM Segment operating income decreased to $2,008,000 in the three months ended September 30, 2004 from $2,761,000 in the same period in 2003 and declined to $3,249,000 for the nine months ended September 30, 2004 from $10,418,000 in the corresponding period in 2003. These declines are attributable to the decline in domestic revenue, primarily related to the decline in unit sales volume from domestic Grafton(R) DBM, a corresponding decline in gross profit margins, increased operating expenses associated with the shift of sales and marketing resources from marketing metal spinal implant products to focus on our tissues businesses, and in the nine months ended September 30, 2004, a portion of the severance costs related to the reorganization of the sales and marketing departments.

We incurred operating losses in the Base Tissue Segment of $929,000 and $1,993,000 in the three months and nine months ended September 30, 2004, respectively, compared to an operating loss of $216,000 and operating income of $1,666,000 in the respective corresponding periods in 2003. The operating losses in 2004 are primarily attributable to the decline in revenues primarily related to the decline in unit sales volume of domestic Graftech(R) Bio-implants, associated lower gross profit margins, increased operating expenses associated with programs to restore revenue growth, including the shift of sales and marketing resources from marketing metal spinal implant products to focus on our tissue businesses, and in the nine months ended September 30, 2004, a portion of the severance costs related to the reorganization of the sales and marketing departments.

Operating income associated with other revenues was $390,000 for the third quarter of 2004 compared to an operating loss of $1,442,000 in the third quarter of 2003. We incurred operating losses of $2,419,000 and $3,952,000 for the nine months ended September 30, 2004 and 2003, respectively. The operating income in the third quarter of 2004 includes the reversal of estimated purchase commitment penalties of $479,000 related to the settlement of a lawsuit. The operating loss for the nine months ended September 30, 2004 includes a charge of $1,998,000 to reduce metal spinal implant inventory and instrumentation to estimated net realizable value, partially offset by the reversal of purchase commitment penalties discussed above.

Interest Expense and Other, Net

Interest expense and other, net, which primarily represents interest expense, net of interest income, was $4,000 and $349,000 for the three months and nine months ended September 30, 2004, respectively, compared to interest expense, net of interest income, of $126,000 and $590,000 in the corresponding periods in 2003, respectively. In all periods in 2004 and 2003, interest expense on long-term debt is partially offset by interest income. Our financial results for the three months ended September 30, 2004 was favorably impacted by $105,000 for exchange rates on foreign intercompany indebtedness while there was no meaningful impact on our financial results from exchange rates on foreign intercompany indebtedness for the nine months ended September 30, 2004.

Income Tax Provision (Benefit)

The effective tax rate for the three months ended September 30, 2004 was 30%, which was less than the statutory rate primarily due to our ability to utilize previously unrecognized net operating loss carryforwards, which carried a full valuation allowance, to offset foreign income. We recognized an income tax benefit for the nine months ended September 30, 2004 primarily due to losses in our domestic operations and our ability to utilize previously unrecognized net operating loss carryforwards, which carried a full valuation allowance, to offset foreign income. We anticipate that we will consume substantially all of utilizable net operating loss carryforwards by the end of 2004.

The effective income tax rate for the three months and nine months ended September 30, 2003 were 42% and 41%, respectively.

Liquidity and Capital Resources

At September 30, 2004 we had cash and cash equivalents of $12,476,000 compared to $15,326,000 at December 31, 2003. We invest excess cash in U.S. Government-backed securities and investment grade commercial paper of major U.S. corporations. Working capital increased $2,423,000 to $58,807,000 at September 30, 2004 compared to $56,384,000 at December 31, 2003, principally due to continued investment in processed and unprocessed tissue inventories.

Net cash provided by operating activities was $148,000 and $1,686,000 for the nine months ended September 30, 2004 and 2003, respectively. The decline in net cash provided by operating activities is primarily due to the net loss incurred in 2004, partially offset by the reserve recorded to reduce metal spinal implant inventory and instrumentation to net realizable value.

Cash used in investing activities was $1,424,000 for the nine months ended September 30, 2004 compared to cash provided by investing activities of $2,115,000 for the nine months ended September 30, 2003. Cash used in investing activities in 2004 primarily results from capital expenditures of $1,333,000. Cash provided by investing activities in 2003 was primarily generated from the sale of short-term investments of $3,948,000, partially offset by capital expenditures of $1,326,000.

Net cash used in financing activities was $1,752,000 and $1,406,000 for the nine months ended September 30, 2004 and 2003, respectively. Net cash used in financing activities in both periods principally results from payments on long-term debt, partially offset by proceeds from the sale of common stock associated with employee stock option exercises and our employee stock purchase plan.

We have a Credit Facility with a U.S. bank that includes: a $5,000,000 revolving line of credit, a building mortgage loan, and an equipment term loan. At September 30, 2004, there were no borrowings under the revolving line of credit and $5,000,000 was available to us, $3,808,000 was outstanding under the building mortgage loan and $10,119,000 was outstanding under the equipment term loan. The Credit Facility, as amended, imposes certain operating and financial restrictions and covenants. Based upon a review of our financial results for the first nine months of 2004, our current operations and our future expected operational activities for the remainder of 2004, we may, in certain circumstances, not comply with one of these covenants in the fourth quarter of 2004. Should circumstances indicate that we would in fact fail to comply with any covenant, we believe there are options available to us to achieve compliance, including, but not limited to, obtaining a waiver from our lender or amending the covenant, or both, or adjusting our operational activities. We have begun and are continuing discussions with our lender concerning the possibility of our non-compliance with one of its covenants, and will continue such discussions throughout the fourth quarter to explore our options. We cannot provide assurance that we will be able to comply with any or all of the covenants or institute activities to bring us into compliance, or, in the event of non-compliance with a covenant, obtain a waiver to, or amendment of, the covenant, in which case the bank could avail itself of the remedies set forth in the risk factor entitled "Failure to comply with covenants under our loan and security agreement could materially adversely impact our business, financial condition and results of operations" set forth in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

As of September 30, 2004, there were no material changes in our contractual obligations or long-term debt from that disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources" in our Annual Report on Form 10-K for the year ended December 31, 2003.

Impact of Inflation and Foreign Currency Exchange Fluctuations

Results of operations for the periods discussed above have not been materially affected by inflation or foreign currency fluctuations.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPE"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow limited purposes.

Litigation

Osteotech, Inc. is not currently involved in any material legal proceedings. For a discussion of material legal proceedings that we have been involved in, see
Note 8 of "Notes to Condensed Consolidated Financial Statements" included elsewhere herein and PART II. ITEM 1. LEGAL PROCEEDINGS, and our Annual Report on Form 10-K for the year ended December 31, 2003 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a - 15(e) under the Exchange Act) as of September 30, 2004 (the "Evaluation Date"). Based upon that evaluation the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.

Changes in Internal Controls

There were no changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could affect these controls subsequent to the date of their last evaluation, except for the procedures instituted in the first quarter of 2004, which has been previously disclosed, related to the timely review and monitoring of certain account analyses, including the account impacted by the flaw in our computer software detected during year-end 2003 closing procedures. We have evaluated the additional procedures instituted in the first quarter of 2004 discussed above and have found that such procedures are operating effectively.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The following is a description of material developments that occurred during the three months ended September 30, 2004 in lawsuits reported in our Annual Report on Form 10-K for the year ended December 31, 2003 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004. Additionally, from time to time we are a party to other litigation incidental to our business, none of which, individually or in the aggregate, are expected to have a material adverse effect on our results of operations or financial condition.

Alphatec Manufacturing v. Osteotech, Inc.

In February, 2001, we entered into an exclusive distribution agreement with Alphatec Manufacturing, Inc. ("Alphatec") to market and distribute two metal spinal implant products in the United States and Canada. In September, 2003, we provided written notice to Alphatec terminating the distribution agreement upon the completion of the then current term, which expired on March 31, 2004.

The agreement included provisions for minimum purchases over the contractual period, subject to penalty payments if the minimum purchases were not achieved. We settled the provisions of the first year purchase commitment with Alphatec in the fourth quarter of 2002, and recorded all appropriate charges at that time. Also, in the fourth quarter of 2002, we recorded an estimated reserve of $1,079,000 for the penalty that may be due for not achieving the minimum purchase commitment in year two of the agreement.

In July, 2003, Alphatec filed an action against us arising out of the distribution agreement between the parties. In August, 2003, we answered Alphatec's complaint and asserted counterclaims. On September 24, 2004, we executed a settlement agreement with Alphatec resolving all disputes between the parties and dismissing with prejudice all claims and counterclaims. Pursuant to the settlement agreement, we made a payment to Alphatec in the amount of $600,000 and returned to Alphatec all remaining inventory held by us that had been manufactured by Alphatec.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      Exhibits (required by Item 601 of Regulation S-K)

      Exhibit                                                                               Page
      Number    Description                                                                 Number
      ------    -----------                                                                 ------
    10.48       Employment Agreement with Sam Owusu-Akyaw dated July 2, 2004                   *

    10.49       Employee Non-Competition, Non-Solicitation, Confidential Information and       *
                Inventions Agreement with Sam Owusu-Akyaw dated July 2, 2004

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

Date: November 5, 2004                          Osteotech, Inc.
                                                (Registrant)


Date: November 5, 2004                      By: /S/ Richard W. Bauer
                                                --------------------------------
                                                Richard W. Bauer
                                                Chief Executive Officer
                                                (Principal Executive Officer)


Date: November 5, 2004                      By: /S/ Michael J. Jeffries
                                                --------------------------------
                                                Michael J. Jeffries
                                                Executive Vice President,
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Chief Accounting Officer)