Form 10-K
period 2004-12-31
OSTEOTECH INC
filed 2005-03-29
CIK 874734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004	Commission File Number 0-19278

OSTEOTECH, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3357370

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

51 James Way, Eatontown, New Jersey	07724

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (732) 542-2800

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock - $.01 Par Value
(Title of class)

Preferred Stock Purchase Rights
(Title of class)

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.

                Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes   No

                The aggregate market value of the voting and non-voting common equity, held by non-affiliates of the registrant as of June 30, 2004 was approximately $107,441,000.

                The number of shares of the registrant’s common stock, $.01 par value, outstanding as of March 24, 2005 was 17,176,724.

                The Index to Exhibits appears on page E-1.

Documents Incorporated by Reference

The registrant’s definitive 2005 Proxy Statement, which will be filed pursuant to Regulation 14A, is incorporated by reference into Items 10, 11, 12 and 14 of Part III of this Annual Report on Form 10-K.

OSTEOTECH, INC. 2004 Form 10-K Annual Report TABLE OF CONTENTS

ii

                The following trademarks and service marks appear in this Annual Report: Plexus™, OsteoActive™, and Clear Bone™ are trademarks and Osteotech®, Grafton® Demineralized Bone Matrix (DBM), Grafton Plus® DBM Paste, Graftech® Bio-Implants, D-Min® Aseptic Tissue Demineralization and Allogard® Packaging are registered trademarks of Osteotech, Inc.; LUBBOC® and LADDEC® are registered trademarks of OST Developpement SA and OsteoPure™ is a trademark of OST Developpement SA; Allowash™ is a trademark of LifeNet; Ovation™ Polyaxial System is a trademark of Spinal, LLC.

                We maintain a website at www.osteotech.com to provide information to the general public and our shareholders on our tissue forms, products, resources and services, along with general information on Osteotech and its management, career opportunities, financial results and press releases. Copies of our most recent Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q or our other reports filed with the Securities and Exchange Commission, or SEC, can be obtained, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to the SEC, from our Investor Relations Department by calling 732-542-2800, through an e-mail request from our website at www.osteotech.com/finrequest.htm, through the SEC’s website by clicking the direct link from our website at www.osteotech.com/finrequest.htm or directly from the SEC’s website at www.sec.gov. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

                Our Board of Directors has adopted a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees. Any material changes made to our Code of Business Conduct and Ethics or any waivers granted to any of our directors and executive officers will be publicly disclosed by filing a Current Report on Form 8-K within four business days of such material change or waiver. There were no material changes or waivers in 2004. Copies of the Code of Business Conduct and Ethics as well as charters for our Audit Committee and Nominating and Corporate Governance Committee, which comply with the corporate governance rules of Nasdaq, are available on our website at www.osteotech.com. In addition, a copy of such documents will also be made available to our shareholders upon request by contacting our Investor Relations Department by calling 732-542-2800 or through an e-mail request from our website at www.osteotech.com/finrequest.htm.

iii

PART I

Item  1.         Business

                Information contained throughout this Annual Report contains “forward-looking statements” which can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Some of the matters set forth in the “Risk Factors” section of this Annual Report and elsewhere in this Annual Report constitute cautionary statements identifying factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

Service Agreements – MTF and ARC

                On January 25, 2005, we were notified that the Musculoskeletal Transplant Foundation, or MTF, completed its acquisition of the allograft tissue banking operations of the American Red Cross, or ARC. Upon our receipt of such notification, the Termination Agreement between ARC and us dated January 14, 2005 (the “ARC Termination Agreement”), which terminated the Processing Agreement between ARC and us dated January 1, 1997, as amended, (the “ARC Processing Agreement”), and the second Processing Agreement between MTF and us dated December 22, 2004 (the “Second MTF Processing Agreement”) became effective. Under the Second MTF Processing Agreement, MTF will provide us with a certain amount of standard donors, subject to adjustment, for processing that is substantially equivalent to the amount of standard donors that was to be delivered to us by ARC under the terms of the terminated ARC Processing Agreement. Such standard donors will be processed by us into traditional allograft tissue forms, which will be packaged and labeled with the MTF company name and distributed by MTF to end-users, and into our proprietary products, Grafton® DBM and Graftech® Bio-implants, which will be packaged and labeled with the Osteotech brand names and company name and distributed to end-users by us. The Second MTF Processing Agreement has an initial term that expires on December 31, 2006, and may be extended for two additional one-year periods if certain conditions contained in the agreement are met.

                There are no changes to or impact on the processing agreement between MTF and us dated June 1, 2002 (the “First MTF Processing Agreement”), which expires on December 31, 2008, resulting from MTF’s acquisition of ARC’s tissue banking operations, the ARC Termination Agreement or the Second MTF Processing Agreement.

                We don’t believe we will suffer any material negative impact from MTF’s acquisition of ARC’s tissue banking operations, the ARC Termination Agreement or the Second MTF Processing Agreement. Based upon the number of donors we expect to receive under the First and Second MTF Processing Agreements and our additional, multiple sources of allograft donor tissue, we expect to be able to meet the anticipated market demand for our Grafton® DBM, Graftech® Bio-implants and traditional tissue product lines. We believe we will have sufficient tissue supply necessary to continue to implement our plans to grow and expand our revenue base both domestically and internationally.

                Revenues generated from ARC were $18,365,000, $23,037,000 and $24,960,000 in 2004, 2003 and 2002, respectively. Revenues generated from MTF were $18,270,000, $23,424,000 and $24,202,000 in 2004, 2003 and 2002, respectively.

Cessation of Marketing and Distribution Efforts for Metal Spinal Implant Products

                In March, 2004 we announced that we would cease, and on June 30, 2004 we ceased, marketing and distribution efforts for all metal spinal implant product lines. Revenues generated from metal spinal implants were $1,714,000, $4,907,000 and $4,166,000, in 2004, 2003 and 2002, respectively. As a result of these activities, we recorded a charge to cost of product of $1,998,000 in first quarter 2004 for excess and obsolete inventory and instrument sets related to this decision.

                In the fourth quarter of 2004, we sold all remaining inventory and instrumentation and all intellectual property related to our Ovation™ Polyaxial System to an unrelated private company for $1.1 million in cash. We recorded a gain on the sale of the intellectual property in the amount of $575,000, which is reflected in other income in our consolidated statements of operations and reversed $525,000 of the aforementioned charge recorded in the first quarter of 2004.

Company Overview

                We provide services and products primarily focused on the repair and healing of the musculoskeletal system. These products and services are marketed primarily to the orthopaedic, spinal, neurological, oral/maxillofacial and general surgery markets around the world. Based on our knowledge of the allograft bone tissue industry, we believe that we are one of the world’s largest processors and developers of human bone and bone connective tissue, or allograft bone tissue forms. The allograft bone tissue we process is procured by independent tissue banks or other Tissue Recovery Organizations, or TRO’s, primarily through the donation of tissue from deceased human donors and is used for transplantation. We have two primary operating segments:

•	Demineralized Bone Matrix (DBM) Segment, or the DBM Segment, and

•	Base Allograft Tissue Segment, or Base Tissue Segment.

                All other products not falling within these two segments are aggregated under the category of “other”, and principally include bovine tissue sales, metal spinal implant sales through June, 2004 and other miscellaneous product sales.

                In the DBM Segment, which had revenues of $45,790,000 in 2004 as compared to revenues of $46,294,000 in 2003, we process and market Grafton® DBM. Domestically, Grafton® DBM is distributed to end-users by our clients or us from allograft bone tissue recovered for our clients and processed by us, or by us from allograft bone tissue recovered on our behalf. Grafton® DBM processed from allograft bone tissue recovered for our clients and distributed by our clients or us contains our brand name, Grafton® DBM, but our clients’ company name. Grafton® DBM distributed by us from allograft bone tissue recovered for us contains both our brand and company names. In either case, we market Grafton® DBM to end-

users, whom in turn contact either our clients or us to purchase Grafton® DBM tissue forms. Pursuant to the Second MTF Processing Agreement, which became effective on January 25, 2005, MTF will provide a certain number of standard donors to us for processing, from which we will process Grafton® DBM and Graftech® Bio-implants that will be packaged and labeled with our brand and company names and will be distributed by us directly to end-users. Internationally, Grafton® DBM is marketed and distributed by our agents and distributors to end-users. Grafton® DBM distributed internationally is processed from allograft bone tissue recovered by our tissue recovery program in Bulgaria or from our domestic or international clients. Such Grafton® DBM will contain our brand name, and either our company name or our clients’ company name depending on the source of the allograft bone tissue.

                We process Grafton® DBM using our validated, advanced, proprietary demineralization process. When applied to cortical bone, this process yields allograft bone tissue which has osteoinductive (the process by which bone is induced to grow) and osteoconductive (the matrix provided by allograft bone tissue into which the host bone can grow) capabilities greater than other available forms of mineralized allograft bone tissue, and we believe, greater than other competitive demineralized allograft bone tissue forms.

                The DBM Segment also includes revenues from our processing of two private label DBMs. One such private label DBM is marketed by DePuy Orthopaedics, Inc. and DePuy Spine, Inc., or collectively DePuy, and LifeNet, and distributed by LifeNet. In January, 2003, we entered into a five-year agreement with DePuy and LifeNet for the processing and distribution to the United States hospital market of a private label DBM. Under the terms of the agreement, we process the DBM product to specifications determined by LifeNet, from bone supplied by LifeNet. DePuy and LifeNet market and promote the DBM carrier product to surgeons performing trauma, joint revision and spinal procedures and LifeNet ships and invoices the private label DBM to hospitals and surgeons. The second private label DBM is marketed and distributed by Smith & Nephew, Inc. pursuant to a five-year agreement dated April 1, 2004. Under the terms of the agreement, we will process tissue recovered for us into a private label DBM based on specifications agreed to by both parties. Smith & Nephew promotes, distributes and invoices the private label DBM to surgeons performing general orthopaedic procedures other than spine procedures.

                In the Base Tissue Segment, which had revenues of $39,330,000 in 2004 as compared to revenues of $41,465,000 in 2003, we process primarily mineralized weight-bearing allograft bone tissue. Graftech® Bio-implant spacers and ramps for spinal fusion procedures, which are included in this segment, are marketed and distributed domestically by us whether such bio-implants were processed from allograft bone tissue recovered for us or for our clients. Domestically, other traditional allograft tissue forms processed in this Segment are marketed and distributed by our clients and us from tissue recovered for the respective party. Internationally, these tissue forms are generally marketed and distributed to the end-user through distributors. To the extent that TRO’s recover allograft bone tissue on our behalf, we process and distribute this tissue either as bio-implants or other traditional tissue forms primarily to domestic end-users. Packaging for the traditional allograft bone tissue forms processed by us include the specific allograft bone tissue form product name and either our client’s company name or our company name, depending on whether the allograft bone tissue was recovered for the client or for us. Our proprietary line of Graftech® Bio-implants are processed from allograft bone tissue provided by our clients and from allograft bone tissue recovered for us. Graftech® Bio-implants processed by us include our brand name and, in the case of client-provided allograft bone tissue, the client’s company name, or our company name if the bio-implant is processed from allograft bone tissue recovered on our behalf. Pursuant to the Second MTF Processing Agreement, which was effective on January 25, 2005, MTF will provide a certain number of standard donors, from which we will process Graftech® Bio-implants and Grafton® DBM that will be packaged and labeled with our company name and will be distributed by us directly to end-users. In this segment, we also process at OST Developpement, SA, or OST, our subsidiary located in Clermont-Ferrand, France, OsteoPure™ Femoral head bone tissue, which we market and distribute internationally.

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

                We estimate that in 2004 the total bone graft market in the U.S. was approximately $2.1 billion, of which the allograft bone tissue portion, which includes allograft (the use of processed bone tissue from cadavers) bone tissue, synthetic graft substitutes and growth factors, was approximately $1.0 billion. We estimate that the allograft bone tissue market is growing at a substantially faster rate than the general bone grafting market, as allograft bone tissue is increasingly becoming accepted as either an augment to, or a surgical alternative to autograft procedures. Autograft (the use of a patient’s own bone) bone tissue often requires a second surgical procedure to harvest bone from the patient’s own body and, therefore, exposes the patient to increased risk associated with blood loss, infection and chronic pain. We believe, increased use of allograft bone tissue will continue as physicians become increasingly educated about the benefits of allograft bone tissue. Moreover, we believe allograft bone tissue is increasingly preferred for use in elderly patients, who often lack sufficient quantity or quality of their own harvestable bone for use in a procedure.

                We believe that our market position is attributable to our proprietary product line; the expanded network of TRO’s and tissue banks supplying allograft bone tissue to us; our clients’ national donor recovery programs; our national sales and marketing organization; and the substantial investment we have made in processing technology to ensure stringent standards and rigorous quality control, which combined with extensive donor screening and testing performed by us and our clients has significantly reduced the risk of transmission of infectious agents.

                We operate under a number of different business models in the DBM and Base Tissue Segments based upon the distribution method used and for whom the tissue is recovered. In the DBM Segment, the majority of our revenues are processing revenues generated from our clients in consideration for processing and marketing Grafton® DBM on their behalf. In this business model our clients distribute the Grafton® DBM to end users. A portion of our revenue in the DBM Segment is generated from our direct distribution of Grafton® DBM processed from allograft bone tissue recovered directly for us by TRO’s and certain tissue banks or from the direct distribution of Grafton® DBM for some of our clients. In this business model, we reimburse our clients, TRO’s and tissue banks who recover allograft bone tissue for their services. In January, 2005, we began to process allograft bone tissue pursuant to the Second MTF Processing Agreement into Grafton® DBM and Graftech® Bio-implants under our brand and company names, which will be distributed to end-users by us. We will reimburse MTF for such tissue in accordance with the terms of the agreement. We also process two private label DBMs, one for LifeNet, which is marketed by DePuy and LifeNet and distributed to end users by LifeNet, and a second, which is marketed and distributed by Smith & Nephew.

                In the Base Tissue Segment, the majority of our revenues are generated from Graftech® Bio-implants, which we process for our clients from allograft bone tissue provided by them or which we process from allograft bone tissue recovered on our behalf. We market and generally distribute the Graftech® Bio-implants to hospitals and surgeons. We also generate revenues from our clients on a per donor basis for the processing of our clients’ donor tissue, including the processing of traditional allograft bone tissue forms. We also distribute traditional allograft bone tissue forms to hospitals and surgeons that were processed from tissue that was recovered directly for us.

                In the United States, we process allograft bone tissue pursuant to contracts with a number of clients, including MTF, LifeNet and ARC (through January 25, 2005). See Item 1. “Business-Clients” for more information on these processing agreements. We also process allograft bone tissue for several smaller tissue banks in the United States and Europe. The processed tissue forms are distributed by either the client or by us depending on the individual client agreements. Our clients are responsible for donor procurement and depending on the nature of the relationship generally for the distribution of the allograft bone tissue we process for them. Internationally, we process human allograft bone tissue recovered by our tissue recovery operation in Bulgaria. In 2002, OST entered into a seven year agreement with the Bulgarian National Center for Transplant Management Bultransplant and the US-Bulgarian National Development of Medicine and Technology for OST to be the exclusive recovery and processing organization of tissues, cells and biomaterials. The allograft bone tissue is processed at our processing facility in the United States into traditional allograft bone tissue forms and Grafton® DBM and distributed by our French subsidiary OST throughout the international marketplace.

                We market our proprietary allograft bone tissue forms such as Grafton® DBM and our line of Graftech® Bio-implants, and traditional allografts bone tissue forms processed from tissue recovered on our behalf, through independent agents and direct field sales personnel. Generally, our clients market the traditional allograft bone tissue forms that we process in our Base Tissue Segment, primarily using direct field personnel.

                Information relating to our revenues for the years ended December 31, 2004, 2003 and 2002 by geographic area is summarized as follows:

(in thousands)	United States	Europe	Consolidated

Revenues
For the year ended December 31,
2004	$77,317	$11,260	$88,577
2003	$86,070	$8,363	$94,433
2002	$78,576	$4,798	$83,374

For a discussion of (1) our long-lived assets as of December 31, 2004, 2003 and 2002 see Note 18 of “Notes to Consolidated Financial Statements” and (2) our deferred tax assets for the years
5

ended December 31, 2004 and 2003 see Note 12 of “Notes to Consolidated Financial Statements”. Strategy Overview We intend to expand our domestic and international businesses as follows:

•
We expect to maintain our global position as one of the leading orthobiologics companies by utilizing our expertise in allograft bone tissue processing and science to market innovative and cost-effective proprietary allograft bone tissue forms.

•
We will continue to educate the medical community and the general public concerning the benefits of allograft bone tissue, including the science behind our proprietary processes and tissue forms. We intend to accomplish this by sponsoring workshops and think tanks, conducting grand rounds presentations, our presence at conventions, publishing clinical studies, white papers and articles and expanding our medical education internet site.

•
We intend to use our strong research and development capabilities and expertise in musculoskeletal science to enhance the performance of our existing allograft bone tissue forms; expand the safety claims of these tissue forms using proprietary processes; and introduce new tissue forms with enhanced performance profiles.

•	We intend to leverage our intellectual property to establish private label and licensing arrangements with other major orthopaedic companies.

•	We intend to utilize our domestic and international marketing and distribution network to enhance the market share of our allograft bone tissue forms.

•
We intend to continue to work with existing clients to expand the amount of tissue they recover and send to us for processing, obtain additional tissue bank clients, continue to contract directly with TRO’s to obtain tissue on our behalf, continue to expand our tissue bank recovery program in Bulgaria and to expand our tissue bank recovery operations to other countries in Europe and around the world, to ensure that we have an adequate supply of allograft bone tissue to meet the market demand for existing tissue forms that we process, and for any new tissue forms that we may develop.

                DBM Segment

                In the near term, we will continue to focus on marketing Grafton® DBM domestically and internationally through our direct marketing organization, our agent network, distributors and medical education programs. We will support these programs through prospective clinical and outcome studies to further validate the performance, utility and safety of our processed tissue. We will continue to expand the Grafton® DBM tissue line by adding additional forms aimed at competitive products, specific surgical applications and product enhancements and improvements.

                We market Grafton® DBM across a broad range of orthopaedic surgical procedures, including spine, trauma, joint revision, maxillofacial and, with respect to certain tissue forms, dental procedures. In addition to our efforts to expand the use of our Grafton® DBM technology to the various areas of orthopaedic surgery, we have and intend to establish relationships with other orthopaedic companies to provide private label DBMs.

                In addition, we expect to expand sales of Grafton® DBM by:

•	expanding Grafton® DBM’s application to additional surgeon identified procedures;

•
providing the surgeon an expanded line of Graftech® Bio-implants and other traditional allograft bone tissue forms, which are usable with Grafton® DBM so that we can better meet the needs of the surgeon;

•	providing surgeon oriented medical education programs;

•	providing in-depth sales agent training programs;

•	publishing clinical support;

•	developing product line extensions; and

•	continuing our global expansion of Grafton® DBM.

Base Tissue Segment We expect to expand sales in the Base Tissue Segment by:

•
introducing additional Graftech® Bio-implants, traditional allograft bone tissue grafts and graft substitutes with application in spinal and other surgical procedures, which also have enhanced performance profiles;

•	continuing our global expansion of Graftech® Bio-implants and traditional allograft bone tissue forms;

•	developing proprietary tissue processing technology through internal research; and

•	attaining additional domestic and international bone tissue processing clients and sources of bone tissue, which will allow us to continue to meet and expand demand.

                Our intention is to market and distribute three complementary product lines (Grafton® DBM, Graftech® Bio-implants and traditional allograft bone tissue forms) to meet surgeons’ needs. We will educate surgeons concerning the benefits of using our product lines either alone or in conjunction with each other. We are continually developing additional tissue forms for each of our three primary product lines. We believe certain new tissue forms will be available in 2005 and additional new tissue forms will be available in 2006.

Business Summary

                Bone and related tissue transplants are often necessary to correct deformities and repair and reconstruct defects caused by congenital malformations, trauma, infections, cancer and other disease conditions. For certain procedures, autograft bone tissue can be acquired from another part of the patient’s skeleton by an additional operative procedure. For a large number of procedures for which autograft bone tissue is not feasible or desirable, allograft bone tissue donated from cadavers can be utilized. Allograft bone tissue is procured primarily by a network of organ procurement organizations and/or directly by tissue banks.

                We process allograft bone tissue for our clients from allograft bone tissue provided by them, and also for ourselves from allograft bone tissue recovered by TRO’s and tissue banks for us. Once processed into Grafton® DBM, Graftech® Bio-implants or traditional allograft bone tissue forms, the tissue forms are marketed and distributed to surgeons and hospitals by our clients or by us. The surgeons and hospitals pay the fees established and charged by our clients or us and in turn charge their patients for the various aspects of transplant surgery performed by them, including standard charges established by the surgeon or institution for each unit of processed allograft bone tissue used. The cost to the patient for the processed allograft bone tissue is generally reimbursable by medical insurance carriers as part of the overall cost of the procedure.

                In both our DBM and Base Tissue Segments, our processing yields a wide array of freeze-dried, frozen and demineralized allograft bone tissue forms that are used by orthopaedic, neurological, plastic, periodontal and oral/maxillofacial surgeons for:

•	spinal fusion procedures;

•	repair and replacement of bone loss caused by trauma or certain disease states;

•	augmentation of prosthetic implant procedures; and

•	replacement of damaged ligaments and tendons.

                We believe our processing methods, tissue recovery techniques utilized by our clients, TROs and tissue banks and the multiple screening and testing procedures employed, significantly reduce the risk of transmission of infectious agents by the allograft bone tissue we process.

                We have a validated viral inactivation process utilized to produce Grafton® DBM. Studies completed by an independent testing laboratory specializing in viral inactivation studies demonstrated that this proprietary demineralization process virtually inactivates and eliminates viruses such as HIV, hepatitis B, hepatitis C, cytomeglia and polio. In addition, we are in the process of developing other proprietary processing technology to enable us to terminally sterilize the allograft bone tissue forms processed by us without impacting the efficacious properties of the bone tissue.

                We believe that allograft bone tissue transplantation continues to be one of the fastest growing areas of transplant medicine. We estimate that in 2004 there were approximately 1,278,000 grafting procedures in the U.S. for which allograft bone tissue could have been utilized, representing an estimated available allograft bone tissue market of approximately $2.1 billion. Industry data indicates that the musculoskeletal surgical market is expected to continue to expand over the next five years. We believe this will expand the potential market for our allograft bone tissue forms due to a number of factors including:

•	increasing frequency of surgical procedures that incorporate bone grafting techniques;
8

•
the desire by surgeons to avoid the additional procedure needed to acquire autograft bone tissue, which often increases operating time and risks such as excessive blood loss, infection and chronic pain;

•	a reduction in the possibility of transmission of infectious agents and toxicity because of improved allograft bone tissue processing techniques and donor screening;

•	increased awareness by, and training of, the medical community with respect to the use of allograft bone tissue;

•	an increasing number of musculoskeletal surgical procedures, which require more bone tissue than can be obtained through autograft procedures;

•	an increasing number of patients who do not possess the quality of bone tissue required for autograft procedures as a result of the general aging of the population; and

•	an increasing availability of allograft bone tissue due to increased bone tissue donations and improved recovery and processing techniques.

                Allograft bone tissue is employed in surgical procedures because of its biological and biomechanical properties. Bone from various locations in the body can be processed to yield either dense cortical bone, porous cancellous bone or units comprised of both cortical and cancellous bone. Cortical bone, the thick outer portion of bone, provides biomechanical strength which allows the bone to be weight-bearing, and therefore, is commonly used in surgery in the spine and in the extremities and in other procedures requiring strong transplant material. Cancellous bone, the spongy portion of bone tissue, is preferable for surgical procedures, or aspects thereof, in which rapid penetration of new bone into the pores of the bone graft, a process known as osteoconduction, is desirable but where weight-bearing strength is not paramount. Therefore, cancellous bone is often used to fill smaller areas of bone loss in spinal surgical procedures in the cervical spine and to augment more extensive reconstructive procedures including knee and hip replacements. Most procedures using allograft bone tissue, however, employ a combination of cortical and cancellous bone in a variety of forms, shapes and sizes.

Allograft Bone Tissue Processing

                DBM Segment

                In addition to the proprietary procedures which are particular to the processing of Grafton® DBM, the technologies used in processing allograft bone tissue in the Base Tissue Segment are also used in processing Grafton® DBM. The methods used to process Grafton® DBM have been validated as a viral inactivation process.

                We have developed an advanced proprietary demineralization process for cortical bone which yields Grafton® DBM, a form of allograft bone tissue which can be used to aid in the formation of new bone through the processes of osteoconduction and osteoinduction. Cortical bone is believed to be the principal reservoir for various factors which are instrumental in osteoinduction. These biological properties of cortical bone, however, are inhibited by the bone’s structure and various minerals, lipids and other substances comprising the bone. Our process removes these inhibiting factors.

In our DBM Segment, we currently process seven forms of Grafton® DBM:

•
Grafton® DBM Gel – a gel-like substance with unique handling characteristics which are useful in performing bone graft procedures as part of spinal fusions, joint replacements and repairs of osseous defects;

•
Grafton® DBM Putty – a putty-like graft of entangled fibers of demineralized bone, which is mixed easily with marrow and other grafts, minimizes migration, can be molded easily and retains its shape even in larger defects;

•
Grafton® DBM Flex – a flexible “pressed fiber” form of demineralized bone processed by utilizing a pressed fiber technique, providing surgeons a pliable form of bone graft. It is available in square or strip forms, conforms to the body’s natural anatomy and can be easily cut for precise adaptation to host bone;

•
Grafton® DBF Matrix – a flexible “pressed fiber” form of demineralized bone processed by utilizing a pressed fiber technique, providing the surgeon with a pliable form of bone graft. It also contains a “trough” into which the surgeon can place autologous bone and bone marrow to aid in the osteoinduction process;

•	Grafton® DBM Crunch – a ready-to-use mixture of demineralized bone fibers and demineralized cortical cubes which packs and locks into bone defects, providing structure and support to the graft site;

•
Grafton Plus® DBM Paste – a ready-to-use putty-like paste of demineralized bone containing a non-toxic starch carrier, which is easily moldable into a variety of shapes and sizes and maintains its characteristics even under vigorous irrigation; and

•
Grafton® DBM Matrix Strips – a ready-to-use flexible “pressed fiber” form of demineralized bone providing surgeons a pliable form of bone graft. It is available in interlocking strips designed specifically for posterior spinal fusions requiring grafting of several levels of the spine. The tissue form is designated primarily for use in scoliosis procedures, but can be used in most spinal procedures.

                We expect that as we continue to educate surgeons about the capabilities of our Grafton® DBM technology to stimulate bone growth in grafting procedures on a cost-effective basis, we will achieve wider domestic and international distribution and deeper market penetration.

                In the DBM Segment we also process DBM tissue forms pursuant to two different private label arrangements, one with LifeNet and DePuy and the other with Smith & Nephew. Under these arrangements, we process allograft bone tissue into DBM tissue forms and LifeNet/DePuy or Smith & Nephew market and distribute these tissue forms to end users.

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

                The suitability of allograft bone tissue for transplantation is partly dependent on the methods used in the processing of the tissue. Processing includes the removal of certain portions of the allograft bone tissue in a manner which enables the tissue to maintain as much of the native biological characteristics relating to the use of such tissue in bone grafting procedures as possible. To provide suitable allografts, we have developed techniques that minimize the use of chemicals and procedures that might render the allograft bone tissue less suitable for use as a graft. We process allograft bone tissue in a microbially-controlled environment, substantially cleaner than that of a typical hospital operating room, created through the use of advanced air filtration, water distillation and mineral control systems and other “clean room” techniques. In addition, we perform sterility testing procedures throughout the processing of the tissue and up through final packaging and release. We believe that our use of such clean room techniques, a controlled environment, in-line disinfection and other technologies preserve the properties of the tissues that make them suitable as grafts and address the medical community’s and the general public’s perceptions and concerns regarding the possible transmission of infectious disease and toxicity. Once processed using our current processing methods, freeze-dried bone tissues may be stored for up to three years and frozen bone tissues may be stored for up to five years before they must be used or discarded.

                Our Graftech® Bio-Implants product line includes the Graftech® Posterior Ramp, the Graftech® Anterior Ramp, the Graftech® Cervical Spacer, the Graftech® Cortical Spacer, the Graftech® Cervical Dowel, the Graftech® Lordatic Cortical Spacer and the Graftech® Posterior Lumbar Spacer. In addition to our normal processing techniques, Graftech® Bio-Implants are processed using our OsteoActive™ Process which transforms the typically non-osteoinductive weight bearing graft into an osteoinductive weight bearing graft, thus allowing for faster incorporation of the graft into the host bone. Additionally, these grafts are processed using a technology which allows it to be available in a non-frozen form. All of our bio-implant grafts have been tested and shown to withstand loads comparable to those reported for their respective indication in the spine. Additionally, these bio-implant grafts can be used with Grafton® DBM. Therefore, the bio-implants will provide structural support and, with Grafton® DBM added, will also aid in the fusion process by inducing bone growth.

Tissue Supply Initiative

                To ensure that we have adequate supply of allograft bone tissue to meet the domestic and international market demand for Grafton® DBM, Graftech® Bio-Implants, and traditional allograft bone tissue forms that we process and for any new tissue forms that we may process in the future, we continue to be engaged in an effort to solidify the relationships we have with existing clients and TRO’s who provide donated allograft bone tissue to us. Domestically, we have established relationships with a number of tissue bank clients and TRO’s, increasing the amount of allograft bone tissue available to us for processing. We continue to actively search for new relationships and intend to invest, as appropriate, in new and/or expanding tissue recovery activities with TROs, Organ Procurement Organizations, and tissue banks. Internationally, we have established a relationship with a European tissue bank and have established tissue recovery programs in France and Bulgaria to recover allograft bone tissue, and in certain circumstances other tissue types, which we expect to utilize to support our globalization sales and marketing activities. In 2001, the French government awarded OST tissue bank status, and in 2002, OST entered into a seven year agreement with the Bulgarian National Center for Transplant Management Bultransplant and the US-Bulgarian National Development of Medicine and Technology for OST to be the exclusive recovery and processing organization of tissues, cells and biomaterials. We continue to look for additional opportunities to partner with tissue banks, or their equivalents, or to establish additional tissue recovery programs throughout the globe. We believe that we have sufficient inventories and sources of allograft bone tissue to meet our projected needs for allograft bone tissue in 2005.

                We are developing a new processing technology, Plexus™ Processing technology which is designed to maximize the utilization of donated human tissue that can be processed from a single donor’s bone tissue. For example, utilizing the Plexus™ Processing technology we expect to be able to use bone tissue that was not otherwise available for weight bearing bio-implants for that purpose. Additionally, we expect that the Plexus™ Processing technology will result in significantly more processed allograft bone tissue to be available for a broad spectrum of surgical procedures. Bone tissue processed by use of the Plexus™ Processing technology may be classified by the U.S. Food and Drug Administration, or the FDA, as a medical device requiring pre-market approval. The regulatory status of each product processed utilizing the Plexus™ Processing technology will be determined as the product is designed.

Expansion of Allograft Bone Tissue Business in Europe

                We are expanding operations and staff at OST, our subsidiary located in Clermont-Ferrand, France, as we use it as a base for developing our human allograft bone tissue graft and tissue processing business internationally. OST has adapted its proprietary processing technology used to manufacture its line of bovine tissue products, LUBBOC® and LADDEC®, to develop the OsteoPure™ Process for the processing of human femoral heads recovered during hip replacement surgery. OST has an agreement with OsteoBanque D’Auvergne and other European based tissue banks for the provision of tissue for the OsteoPure™ Process. Additionally, we are expanding the range of human allograft bone tissue grafts available to orthopaedic and other surgeons in various countries throughout the world by supplying Grafton® DBM and traditional allograft bone tissue grafts processed in the U.S.

                In conjunction with OsteoBanque D’Auvergne and other European tissue banks, we plan to help establish a cadaveric tissue recovery network in medical centers throughout France and other European countries in order to meet the growing demand by surgeons for safe human allograft bone tissue forms. France will continue to be the prime base of operation in our efforts to expand the distribution of our human allograft bone tissue grafts internationally. We will add facilities and staff to our current operations, as required, to support this expansion.

                In February, 2002, OST entered into a seven year agreement with the Bulgarian National Center For Transplant Management Bultransplant and the US-Bulgarian Fund For The Development of Medicine and Biotechnology, both of which are agencies of the Bulgarian government responsible for overseeing all activities in Bulgaria related to the recovery, processing and allocation of human organs, tissues, cells and biomaterials for transplantation. Under this exclusive agreement, OST will be responsible for the recovery and processing of tissue, cells and biomaterials and the allocation and distribution of these anatomical gifts throughout Europe and the rest of the world. The bone tissue recovered under this agreement, which will meet all standards of the American Association of Tissue Banks and the FDA, will be processed at Osteotech’s facility in New Jersey and the resulting tissue forms will be distributed internationally through OST’s network of distributors and agents. Once sufficient quantities of donated tissue are obtained from this and other European sources, we will assess the need to expand OST’s processing facility in Clermont-Ferrand or to construct an additional facility elsewhere in Europe to allow us to process the European sourced tissue.

                We believe the advantages of locating our international operations in France are significant. The French market is one of the larger and more sophisticated European markets for bone grafts. Also, French laws and regulations governing tissue banking are well defined and the most advanced of all the major European countries. Although tissue banking operations in France are generally restricted to non-profit public health organizations approved by the government, French regulations also provide for governmental approval of for-profit organizations as tissue banks if these organizations are able to provide haute technicité (high technology) unavailable in the non-profit sector. In 2001, the French government awarded OST tissue bank status which enables us to operate independently as an approved tissue bank in addition to providing contract processing, marketing and management services to non-profit tissue banks.

                OST manufactures and markets bovine tissue products for use as bone grafts in orthopaedic and dental surgery. These products, marketed under the trade names of LUBBOC® and LADDEC®, were developed to address the shortage of safe and effective human allograft bone grafts in France and other countries outside the United States. In the future, as a complement to our human allograft bone tissue products, OST will continue to market these products in certain markets.

Quality Assurance

                We have stringent quality assurance programs in place covering all of our lines of business, including our DBM and Base Tissue Segments. OST’s processing facility in Clermont-Ferrand, has received International Standardization Organization, or ISO, certification for its quality systems and our facilities in the United States are registered with the FDA and are accredited by the American Association of Tissue Banks.

                In both the DBM and Base Tissue Segments, our allograft bone tissue quality assurance program commences at the time allografts bone tissue is recovered. The allograft bone tissue is recovered under strict aseptic conditions. The tissue is recovered primarily in hospitals and, to a lesser extent, coroners’ facilities, which have been prepared for recovery. Recovered allograft bone tissue is also required to be sterilely wrapped and shipped in special containers. Upon receipt of this tissue, a quarantine period is imposed to permit serologic and microbiologic testing prior to release of allograft bone tissue for processing. Upon satisfactory completion of all testing, which includes a review of the medical and lifestyle histories of the donor, the allograft bone tissue is processed in a microbially-controlled environment. Under constant environmental and other monitoring, the allograft bone tissue is cleaned, soaked in antibiotics and alcohol and then cut and shaped in accordance with our or our clients’ specifications. Before being released for distribution, our quality assurance team inspects and again tests all processed bone tissue for microbiological contaminants.

                We believe that the serologic screening of donors, the extensive screening of donor profiles and medical histories performed by our clients, TRO’s and tissue banks, and our processing technologies substantially reduce the likelihood of the presence of infectious agents, including HIV and hepatitis viruses, in our processed allograft bone tissue. Studies completed by an independent testing laboratory specializing in viral inactivation studies demonstrated that our proprietary demineralization process utilized to process Grafton® DBM can virtually inactivate and eliminate viruses such as HIV, hepatitis B, hepatitis C, cytomeglia and polio.

                We are in the process of developing proprietary processing technologies to enable us to terminally sterilize the allografts tissue forms processed by us without impacting the efficacious properties of the tissue. These proprietary, tissue-specific technologies are expected to further enhance tissue graft safety while maintaining the tissue’s biologic and physical properties.

                In our DBM and Base Tissue Segments, we have processed in excess of 3.0 million transplantable allograft bone tissue grafts. To our knowledge none of these allograft bone tissue grafts have caused a confirmed transmission of infectious diseases. This safety record is due to the rigorous donor screening and tissue recovery techniques used by our clients, extensive donor testing, as well as our demanding quality assurance and processing protocols.

Clients

                During 2004, two of our clients, ARC and MTF each accounted for approximately 21% of our consolidated revenues. We receive revenues in both our DBM and Base Tissue Segments from each of these clients. Our clients pay us fees on a per donor basis for processing, finishing and packaging our clients’ mineralized, traditional allograft bone tissue and on a per unit basis for the processing of Grafton® DBM and Graftech® Bio-implant tissue forms. On January 25, 2005, we were notified that MTF completed its acquisition of the allograft tissue banking operations of ARC. Upon such notification, the ARC Termination Agreement, which terminates the ARC Processing Agreement, and the Second MTF Processing Agreement became effective. The Second MTF Processing Agreement has an initial term that expires on December 31, 2006, and provides for the possibility of two additional one-year periods if certain conditions contained in the agreement are met. The First MTF Processing Agreement expires on December 31, 2008. There are no changes to or impact on the First MTF Processing Agreement from MTF’s acquisition of ARC’s tissue banking operations, the ARC Termination Agreement or the Second MTF Processing Agreement. We believe we will not suffer any material negative impact from MTF’s acquisition of ARC’s tissue banking operations, the ARC Termination Agreement or the Second MTF Processing Agreement. See Note 13 of “Notes to Consolidated Financial Statements”.

                In 2002, we began to receive allograft bone tissue for processing from LifeNet under the terms of a five-year agreement which will expire in January, 2007. The allograft bone tissue received from LifeNet under this agreement is processed in our Base Tissue Segment. Effective January 1, 2003, we entered into a five-year agreement with LifeNet and DePuy for the processing of LifeNet allograft bone tissue into a private label DBM carrier product, which will be marketed by DePuy and LifeNet and distributed by LifeNet.

                In June, 2000, we entered into a five- year agreement with Bone Bank Allografts, or BBA, to process allograft bone tissue procured by BBA. In October, 2004, we provided notice to BBA of our intention not to renew the agreement when the initial term expires in May, 2005. Tissue provided by BBA is processed in the DBM and Base Tissue Segments. In December, 2004, we were served with a suit filed by BBA alleging, among other things, breach of contract in connection with the agreement. See Item 3. “Litigation”. In December, 2000, we entered into a fifteen-year agreement with American Tissue Services Foundation, or ATSF, to process donor allograft bone tissue procured by ATSF, which we then distribute to end-users under our company name.

                We generally rely on our clients to obtain the donor allograft bone tissue which we process. Our clients distribute the processed traditional allograft bone tissue to hospitals and surgeons for transplantation. Processed units of Grafton® DBM and Graftech® Bio-implants are distributed by us or our clients to hospitals and surgeons depending on the nature of our respective arrangements. Certain of our clients, TRO’s or other tissue banks are recovering tissue on our behalf, which will be distributed and invoiced directly by us to the hospitals and physicians. In the future, we expect an increasing portion of our processed tissue will be distributed in this manner and a significant portion of our revenue will be derived in this manner. We perform marketing services that generate demand for our proprietary products. See “Education and Marketing.”

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

                As of February 28, 2005, in the United States, we employed 34 persons engaged directly in efforts to educate surgeons as to the benefits and applications of processed allograft bone tissue. We complement these efforts with a national network of independent sales agents who market Grafton® DBM, Graftech® Bio-implants and our other allograft and non-allograft products. These agents also educate the medical community about processed allograft bone tissue. At February 28, 2005, we had appointed 42 agencies which employ 235 sales representatives.

                Currently, OST employs a small group of marketing and sales personnel to market and sell Grafton® DBM, traditional allograft bone tissue forms and OsteoPure™ Femoral head and cancellous bone grafts, in conjunction with a network of independent agents and distributors we have retained. OST’s staff also markets and sells our LUBBOC® and LADDEC® Bovine bone grafts to orthopaedic surgeons and dentists.

Government Regulations

                Our products and our tissue banking activities are regulated in the United States by the FDA and certain state agencies. Outside the United States, our products and tissue-banking activities are regulated by federal agencies of the respective countries. Each country maintains its own regulatory system for tissue-based products and tissue banking activities. European countries maintain a shared regulatory system for medical devices.

                United States

                Our products are extensively regulated by federal and, in certain states, by state agencies in the United States. Failure to comply with these requirements may subject us to administrative or judicial sanctions, such as the FDA’s refusal to clear pending applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, civil penalties, injunctions and/or criminal prosecution.

                In the United States, the allograft bone tissues that we process are regulated by the FDA as human tissue-based products under section 361 of the Public Health Service Act, and under certain circumstances, may be regulated as a medical device under the Food, Drug, and Cosmetic Act.

                FDA regulations do not require that human tissue-based products be cleared or approved before they are marketed. We are, however, required to register and list these products with the FDA and to comply with regulations concerning tissue donor screening and testing, and related procedures and record keeping. The FDA periodically inspects tissue processors to determine compliance with these requirements. Effective in May, 2005, we must comply with recently issued FDA “Good Tissue Practice” regulations that will impose requirements on the manufacture of human tissue-based products, including tissue recovery, donor screening, donor testing, processing, storage, labeling, packaging, and distribution. We believe we will comply with all aspects of the Good Tissue Practice regulations, although there can be no assurance that we will comply or will comply on a timely basis.

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

                If a medical device does not qualify for the 510(k) process, the product may not be distributed until a premarket approval application has been approved by the FDA. Premarket approval applications must demonstrate product safety and effectiveness. A premarket approval application is typically a complex submission, usually including the results of preclinical and clinical studies. The manufacturer must also pass a premarket inspection of its compliance with the FDA’s Quality Systems Regulation. Marketing may commence if and when the FDA issues a premarket approval.

                After premarket clearance or approval has been obtained, manufacturers and marketers of medical devices are subject to postmarketing requirements. For example, a manufacturer’s quality control and manufacturing procedures and its facilities must conform to the FDA’s Quality System Regulation, which governs, for instance, design, manufacture, packaging, labeling, installation, and servicing of medical devices. Certain adverse events and product malfunctions must be reported to the FDA, and product labeling and promotion must comply with FDA requirements. The FDA periodically inspects facilities to determine compliance with these requirements.

                We market Grafton® DBM as a human tissue-based product pursuant to an August, 1995 designation from the FDA. In March, 2002, the FDA informed us that the agency was changing the regulatory status of Grafton® DBM and will henceforth regulate it as a medical device. In a October 30, 2003 letter, the FDA indicated that its determination regarding Grafton® DBM is also to be applied to Grafton Plus™ DBM. We believe the FDA’s change in its position regarding Grafton® DBM results from its decision to regulate all demineralized bone with a carrier, including those processed and marketed by certain of our competitors, as medical devices. In 2004, we communicated to the FDA that we will file a 510(k) submission for our Grafton® DBM line of tissue forms and, as appropriate, for the private label DBMs we process. We filed three 510(k) submissions in late 2004 for our Grafton® and private label DBM paste tissue forms. We anticipate filing additional 510(k) submissions by the end of the second quarter of 2005 for our remaining Grafton® and private label DBM tissue forms. We believe that all of our DBM tissue forms will be eligible for 510(k) clearance, but the FDA may require us to obtain premarket approval, or the FDA may not issue any clearance or approval in a timely fashion, or at all. We cannot be sure that the FDA will clear or approve our submission or will clear or approve any or all claims that we currently make for Grafton® DBM. Failure to obtain FDA clearance or approval of Grafton® DBM, or any limitation on Grafton® DBM, or any limitation on Grafton® DBM claims could materially adversely affect our results of operations and financial position. Upon receipt of 510(k) clearance from the FDA for our Grafton® and private label DBM tissue forms, we will be required to comply with medical device regulations and Good Tissue Practice regulations.

                The procurement and transplantation of allograft bone tissue is subject to federal law pursuant to the National Organ Transplant Act, or NOTA, a criminal statute which prohibits the purchase and sale of human organs used in human transplantation, including bone and related tissue, for “valuable consideration.” NOTA permits reasonable payments associated with the removal, transportation, processing, preservation, quality control, implantation and storage of human bone tissue. We provide services in all of these areas, with the exception of removal and implantation. We make payments to certain of our clients, TRO’s and tissue banks for their services related to their recovering tissue on our behalf.

                The procurement of human tissue is also subject to state anatomical gift acts and some states have statutes similar to NOTA. In addition, some states require that tissue processors be licensed by the state. Failure to comply with state laws could also result in enforcement action against us.

                Finally, the U.S. federal health care laws apply to certain aspects of our business if a customer submits a claim for an item or service that is reimbursed under Medicare, Medicaid or most other federally-funded health care programs. Of principal importance to us, federal law prohibits unlawful inducements for the referral of business reimbursable under federally-funded health care programs (the “Anti-Kickback Law”), such as remuneration provided to physicians to induce them to use certain tissue products or medical devices reimbursable by Medicare or Medicaid. The Anti-Kickback Law is subject to evolving interpretations. If a governmental authority were to conclude that we are not in compliance with applicable laws and regulations, Osteotech, its officers and employee, could be subject to severe criminal and civil penalties including, for example, exclusion from participation as a supplier of product to beneficiaries covered by Medicare or Medicaid.

                International

                Allograft bone tissue and tissue banking activities, such as tissue donation and recovery and tissue processing, are regulated in virtually all countries in which we operate outside the United States. The regulatory schemes and specific requirements for allograft bone tissue products and tissue banking activities vary from country-to-country. There are no common or harmonized regulatory approvals or programs for these products and activities, such as there are for medical devices marketed in the European Union. We believe that we comply with the national regulations in the countries in which we currently operate and we currently comply or will comply in the countries we plan to operate in the future, although there can be no assurance that we will be able to do so.

                In 2001, France authorized our French subsidiary, OST, to operate as a tissue bank. This authorization was based on OST’s satisfaction of certain requirements, such as providing high technology as determined under applicable French regulations. This authorization was granted for a period of five years. At the end of this initial five-year period, OST can reapply to have the authorization renewed. Without this authorization, OST will not be able to operate its tissue bank in France or to directly distribute or import into France, human tissue based products. We cannot be certain that OST will be able to obtain a renewal of its authorization to operate as a tissue bank on a timely basis, or will be able to obtain a new authorization at all.

                The European Commission is working on the development and adoption of a common regulatory program for human tissue based products and tissue banking. We believe that an eventual adoption of such a common regulatory program is likely though not imminent. There can be no assurance that we would be able to meet the requirements of any such regulatory program once it is adopted.

                ISO certification for production facilities was made mandatory in 1998 for companies that market or distribute products within the European Union. OST’s processing facility located in Clermont-Ferrand, France has received ISO 9002 certification for the quality systems used in the manufacture of bovine tissue products. The LUBBOC® and LADDEC® Bovine Grafts produced and marketed by OST has been granted a CE Mark and are regulated as medical devices in Europe and most other international markets in which these products are marketed.

Research and Development

                During 2004, 2003 and 2002 we spent approximately $4,578,000, $3,944,000 and $3,927,000, respectively, on research and development activities. The majority of these expenditures were made in our DBM and Base Tissue Segments. We are engaged in continuing research and development efforts in the allograft bone tissue processing field which include our continuing efforts to improve upon and maintain the safety, efficacy and performance of the processed allograft bone tissue, increase the amount of transplantable allograft bone tissue derived from each donor, reduce processing costs through efficiency advances and develop new forms of allograft bone tissue. In 2005, we expect to increase our spending on research and development activities over spending levels in 2004 in order to accelerate the development and marketing of certain new products and technologies.

Competitive Overview

                In both our DBM and Base Tissue Segments we compete in the bone graft market with autograft bone tissue, allograft bone tissue processed by others, growth factors and synthetic bone void fillers. Autograft bone tissue has traditionally been the primary choice for surgeons and we believe it still represents approximately half of the U.S. bone graft market and more than half of the international bone graft markets to which we distribute, or intend to distribute, our products. Due to factors such as the increased cost and potential complications associated with an additional procedure needed to acquire autograft bone tissue, more surgeons are beginning to choose allograft bone tissue over autograft bone tissue for their bone grafting needs.

                The bone grafting market is an extension of the general orthopaedic surgery market, as bone grafts are used adjunctively in a broad range of reconstructive orthopaedic surgical procedures such as the repair of fractures and skeletal defects, spinal and joint arthrodeses, and revision arthroplasties. These procedures are performed by virtually all orthopaedic subspecialties and by neurosurgeons, some plastic surgeons and certain other surgical specialties. Dental and other oral maxillofacial procedures are not considered to be a primary portion of the bone graft market, but are instead considered to constitute a secondary market. Four basic categories of products or alternatives currently compete in the bone graft market:

•	autograft bone tissue;

•	allograft bone tissue;

•	growth factors; and

•	synthetic bone void fillers.

                We estimate that total domestic allograft bone tissue sales in 2004 was $1.0 billion, comprising approximately half of the U.S. bone graft market. The number of bone graft procedures is expected to increase during the next five years as a result of an increase in the number of reconstructive orthopaedic surgical procedures utilizing bone grafts, particularly in spinal procedures. We believe the markets outside the United State represent significant opportunity for us. We believe bone grafting procedures in the European and Middle East markets to be growing at double digit rates. We have made preliminary in-roads into the Asia Pacific and Central/South America marketplaces and expect to continue our efforts in all of these markets in 2005.

                Factors producing the continued growth in the number of reconstructive orthopaedic surgical procedures that incorporate a bone graft include the following:

•	the aging of the population;

•	improving success rates for surgical procedures that involve a bone graft procedure;

•	development of less invasive reconstructive orthopaedic surgical procedures that will be used in a wider patient population; and

•	the increasing number of revision, spinal fusion and joint arthroplasty procedures resulting from a more active and longer living population.

                While the general bone graft market has experienced growth in recent years, we estimate that allograft bone tissue sales have increased at a significantly higher rate than the general bone graft market. This displacement trend is expected to continue as physicians gain experience with and confidence in allograft bone tissue. Some of the factors contributing to the increased use of allograft bone tissue include:

•
the desire by surgeons to avoid the additional procedure needed to acquire autograft bone tissue, which often increases costs due to additional operating time, medical supplies and extended hospital stay, and patient risks due to excessive blood loss, infection, chronic pain and morbidity;

•	increased awareness by, and training of, the medical community with respect to the use and safety of processed allograft bone tissue;

•	an increase in the number of patients who do not possess the quality of bone tissue required for autograft procedures as a result of the general aging of the population; and

•	an increase in the availability of allograft bone tissue due to an increase in bone tissue donations and improved recovery and processing techniques.

                We have expanded the applications of allograft bone tissues, due in part to our proprietary tissue processing technology, through Grafton® DBM, a proprietary form of allograft bone tissue. The demineralization process used in Grafton® DBM removes most of the minerals, thus exposing the proteins that promote bone growth (osteoinduction) and creating a latticework for new bone (osteoconduction). Grafton® DBM has a validated viral inactivation process for HIV, hepatitis B and C, cytomeglia and polio. Grafton® DBM is produced in multiple forms and is packaged in sterile, single patient delivery systems. With the varying textural and handling characteristics of its forms, Grafton® DBM can be used in virtually all non-weight-bearing bone graft procedures.

                Given its osteoinductive and osteoconductive properties, Grafton® DBM has a distinct advantage over synthetic bone void fillers, all of which are exclusively osteoconductive. Grafton® DBM’s advantages over synthetic grafting materials in the market for non-weight-bearing applications include:

•	superior handling and performance qualities, including providing a matrix for bone to grow into and inducing bone to grow; and

•	the suitability of Grafton® DBM for all non-weight-bearing bone graft procedures versus the limited applications of competitive synthetic bone void fillers.

                In recent years, Grafton® DBM has faced increasing competitive pressures, which we expect will continue in the future, as more companies have developed products with characteristics similar to Grafton® DBM. Certain of these competitors have, in turn, partnered with large orthopaedic companies to market the competitors’ products. Many of these companies have research and development, marketing and other resources that are significantly greater than ours. They also offer a full line of orthopaedic-related supplies and materials, which could give them a competitive advantage over us since they can offer surgeons a more complete line of products then we can.

                Grafton® DBM primarily competes with DBM products including: DynaGraft® II, OrthoBlast™ II and Accell™, manufactured and distributed by IsoTis OrthoBiologics; Osteofil™, processed by Regeneration Technologies, Inc. (“RTI”) and distributed by Medtronic Sofomor Danek; AlloMatrix® and Ignite™, manufactured and distributed by Wright Medical Technologies, Inc.; InterGro™, processed and distributed by a subsidiary of Biomet, Inc.; and DBX®, processed by MTF and distributed by Synthes Spine.

                To counter this competition, we have expanded our line of Grafton® DBM in order to offer the surgeon the ability to expand the type of procedures that DBM grafting materials can be used in and we have entered into agreements to process two private label DBMs in order to expand into segments of the orthopaedic market that are not a focus of our sales force. We have also expanded our Graftech® Bio-implant line with which Grafton® DBM is used. When taken together, we are now able to provide the spinal surgeon with the full range of tissue products needed to achieve the outcomes the surgeon is seeking for the patient.

                Notwithstanding the increasing competition, we believe Grafton® DBM has significant opportunities for growth. Currently, Grafton® DBM sales are primarily domestic. We believe that Grafton® DBM was used in only a small portion of the total bone graft procedures performed in the U.S. during 2004. We estimate the potential non-domestic bone graft market to be at least as large as that of the U.S. market. The European market, in particular, provides us with an opportunity in an area where we already have a sales presence. We currently market Grafton® DBM in 20 countries, including the United States.

                For bone grafting procedures which require weight-bearing tissue, allograft bone tissue is still the only alternative to autograft bone tissue. In this segment, we process both our traditional allograft bone tissue forms and Graftech® Bio-implants. We plan to continue to differentiate our Base Tissue Segment operations from those of other allograft bone tissue processors through continued technological advances. Our Graftech® Bio-implants face significant competition from bio-implants processed by other tissue banks and processors such as MTF, RTI and LifeNet and are marketed by companies such as Medtronic Sofamor Danek, Synthes Spine and DePuy, which have larger marketing forces and significantly greater resources then we have. Typically, weight-bearing tissues are not osteoinductive. Our proprietary OsteoActive™ surface treatment of weight-bearing allograft bone tissue allows the surface of the tissue to become osteoinductive, allowing for faster incorporation of the tissue into a patient’s own bone, thereby aiding the process of spinal fusions. Our bio-implants are non-frozen which allows these grafts to be stored on the shelf instead of in freezers and for the surgeon to be more precise in selecting the grafts that will be used in a procedure, thus reducing the number of grafts a hospital must purchase. Once we are able to use our new Plexus™ Processing technology on a commercial basis, of which there can be no assurance, it should allow us to utilize more of the available allograft bone tissue in the future for weight-bearing grafts, thus increasing the availability of such grafts. All of these innovations do and will continue to differentiate Osteotech processed bone from our competitors.

                In order to maintain a leading position in the allograft bone tissue processing market and to encourage more surgeons to switch from autograft bone tissue to our processed allograft bone tissue, we plan to:

•	leverage our knowledge of allograft bone tissue processing to expand our proprietary tissue safety claims to our weight-bearing mineralized allograft bone tissue;

•	expand our external scientific presence through publication and presentation of clinical research and outcome studies;

•	continue to expand our market differentiation through tissue performance improvements, including line extensions of existing allograft bone tissue products and new product introductions; and

•	increase education of surgeons regarding the use of allograft bone tissue through expanded grand rounds, think tanks, seminars, workshops and the internet.
21

                The various national markets in Europe for bone grafts are currently dominated by the use of autograft and synthetic bone graft substitutes. Autograft remains the bone graft of choice due to surgeons’ attitudes and concerns about allograft bone graft safety and performance. There is also a significant number of surgeons who have not yet become aware of the safety and performance advantages of processed allografts and who continue to use unprocessed autografts. Our OsteoPure™ Process, Grafton® DBM, Graftech® Bio-implants and traditional allograft bone tissue forms are designed to address these needs. However, other firms have developed or are developing allograft bone tissue grafts and allograft bone tissue-based products to also address these needs. Several U.S. tissue bank organizations have formed strategic alliances with orthopaedic companies to market allograft bone tissue grafts in European markets.

Environmental Matters

                Our allograft bone tissue processing in both the United States and Europe generates waste which, in the United States, is classified as medical waste and/or hazardous waste under regulations promulgated by the United States Environmental Protection Agency and the New Jersey Department of Environmental Protection. We segregate our waste materials and dispose of them through a licensed hazardous waste transporter in compliance with applicable regulations. In OST’s processing facility in Clermont-Ferrand, France, we segregate both bovine and human tissue waste and dispose of it in a manner specified by the appropriate regulatory authorities responsible for environmental matters in France. Although we believe we are in compliance with applicable environmental regulations, the failure to fully comply with any such regulations could result in the imposition of penalties, fines and/or sanctions which could have a material adverse effect on our business.

Patents and Proprietary Rights

                We consider our processing technology and procedures proprietary and rely on trade secrets and patents to protect our technology and innovations. Significant research and development activities have been conducted on our behalf by consultants employed by third parties or in conjunction with unaffiliated medical institutions. Accordingly, disputes could arise in the future concerning the proprietary rights to information applied to our projects which have been independently developed by the consultants or researchers at the medical institutions.

                At February 28, 2005, we held an aggregate of 112 United States patents and patent applications and 192 foreign patents and patent applications. We believe that our Grafton® DBM patents are significant in maintaining our competitive position. These patents expire on various dates ranging from 2009 to 2020. Our other patents expire at various dates ranging from 2007 to 2022.

                We can not assure you that any pending patent applications will result in issued patents or that any currently issued patents, or patents which may be issued, will provide us with sufficient protection in the case of an infringement of our technology or that others will not independently develop technology comparable or superior to ours.

Product Liability and Insurance

                The testing and use of allograft bone tissue and the implantation of such bone tissue or other products developed by us entail inherent risks of medical complications for patients, and therefore may result in product liability claims against us. Further, our agreements with our bone tissue processing clients provide them with indemnification by us for liabilities arising out of defects in allograft bone tissue caused as a result of processing performed by us.

                We presently maintain product liability insurance in the amount of $30 million per occurrence and per year in the aggregate. We cannot assure you that we will be able to maintain such insurance in the future or that such insurance will be sufficient to cover the amount of claims asserted against us on all types of liabilities. We currently have one product liability claim asserted against us. See Item 3. “Legal Proceedings” and Note 13 of “Notes to Consolidated Financial Statements.”

Employees

                At December 31, 2004, we had 371 employees, of whom 226 were engaged in allograft bone tissue processing and distribution; 24 were engaged in research and development; 40 were engaged in education, sales and marketing; and 81 were engaged in regulatory, finance and administration. Our employees are not covered by any collective bargaining agreement. We consider relations with our employees to be good.

Item  2.         Properties

                Our principal executive offices are located in a 38,400 square foot building in Eatontown, New Jersey, which is occupied pursuant to a lease which expires in December, 2008 and provides for a base annual rental of approximately $576,000 in 2004 with automatic 3% increases in each year thereafter. The lease is renewable at our option for one additional five-year term at a rental rate to be negotiated at the time of renewal. This facility is occupied by our corporate, financial, administrative, marketing, research and development, regulatory and clinical affairs staff.

                We constructed and validated a 73,000 square foot processing facility, on land we own adjacent to our principal executive offices. The facility is utilized primarily by the DBM and Base Tissue Segments. We fully occupied the facility in June, 2002. Our credit facility is collateralized by this tissue processing facility, including all equipments and improvements therein.

                We have a 43,750 square foot facility located in Shrewsbury, New Jersey occupied pursuant to a lease that expires on October 31, 2008, which provides for a base annual rental of approximately $410,000 for the remaining term of the lease. The lease is renewable at our option for an additional five-year term at a rental rate to be negotiated at the time of renewal. We currently use this facility for shipping and receiving, storage and other administration activities.

                OST, our subsidiary in France, occupies a 12,400 square foot facility in Clermont-Ferrand, France. The lease for this facility expires in June, 2008 and has an annual rent of 90,000 Euros (approximately $122,000 at the December 31, 2004 exchange rate). The lease automatically renews for one additional three-year period unless the lease is cancelled by either party, in writing, six months prior to the expiration of the current term. We have the option to acquire the building and related land for the fair market value of the property at the time of purchase as determined by an independent appraisal. OST also occupies a 3,100 square foot facility in Clermont-Ferrand, France, which it utilizes for the activities of its tissue bank,

OsteoCentre Europe, at an annual rental of 33,000 Euros (approximately $45,000 at the December 31, 2004 exchange rate). The lease on this facility expires in February, 2007. The lease automatically renews for one additional three-year period unless the lease is cancelled by either party, in writing, six months prior to the expiration of the current term. OST’s Bulgarian subsidiary, Medical Technical Laboratory OsteoCentre Bulgaria EAD, leases a 5,200 square foot facility in Sofia, Bulgaria utilized for its tissue banking activities. The annual rental on this facility is 35,000 Euros (approximately $47,000 at the December 31, 2004 exchange rate) and expires in July, 2007. The lease automatically renews for one additional five-year period unless the lease is cancelled by either party, in writing, six months prior to the expiration of the current term.

Item  3.         Legal Proceedings

                “O” Company, Inc. v. Osteotech, Inc.

                In July, 1998, a complaint was filed against us in the Second Judicial District Court, Bernallilo County, New Mexico, which alleges negligence, strict liability, breach of warranties, negligent misrepresentation, fraud, and violation of the New Mexico Unfair Trade Practices Act arising from allegedly defective dental implant coating and coating services provided to plaintiffs by our subsidiary, Osteotech Implants BV, formerly known as CAM Implants BV. On October 8, 2003, a Rule 16 Settlement Conference was conducted and the parties reached a tentative settlement agreement, which does not obligate us to pay monetary damages to the plaintiffs, but assigns certain of our rights under our insurance policies to the plaintiffs. On May 17, 2004, the settlement agreement was finalized and plaintiff’s action against us was dismissed with prejudice.

                Alphatec Manufacturing v. Osteotech, Inc.

                In February, 2001, we entered into an exclusive distribution agreement with Alphatec Manufacturing, Inc. (“Alphatec”) to market and distribute two metal spinal implant products in the United States and Canada. In September, 2003, we provided written notice to Alphatec terminating the distribution agreement upon the completion of the then current term, which expired on March 31, 2004.

                The distribution agreement included provisions for minimum purchases over the contractual period, subject to penalty payments if the minimum purchases were not achieved. We settled the provisions of the first year purchase commitment with Alphatec in the fourth quarter of 2002, and recorded all appropriate charges at that time. Also, in the fourth quarter of 2002, we recorded an estimated reserve of $1,079,000 for the penalty that may be due for not achieving the minimum purchase commitment in year two of the agreement.

                In July, 2003, Alphatec filed an action against us arising out of the distribution agreement between the parties. In August, 2003, we answered Alphatec’s complaint and asserted counterclaims. On September 24, 2004, we executed a settlement agreement with Alphatec resolving all disputes between the parties and dismissing with prejudice all claims and counterclaims. Pursuant to the settlement agreement, we made a payment to Alphatec in the amount of $600,000 and returned to Alphatec all remaining inventory held by us that had been manufactured by Alphatec. As a result of this settlement, we reversed $479,000 of the reserve established in 2002.

                Anthonsen v. Allosource, Inc.

                In January, 2004, we were served with a complaint in an action brought in the Lake Superior Court of Lake County, State of Indiana against numerous defendants, including us. The complaint alleges that plaintiff received defective implants and medical hardware in connection with cervical surgery performed on plaintiff, and that such implants and hardware were manufactured, processed or distributed by defendants. Plaintiff alleges personal injuries and unspecified damages. In February, 2004, the action was removed to the United States District Court, Northern District of Indiana, Hammond Division. At a conference on April 7, 2004, plaintiff agreed to voluntarily dismiss this action in its entirety with prejudice. On April 20, 2004, an order dismissing this action with prejudice was approved by the Court.

                William D. Burge v. Springhill Hospitals, Inc., et al.

                In January, 2005, we were served with a complaint in an action brought by plaintiff William D. Burge in the Circuit Court for Mobile County, Alabama against several defendants, including us. The complaint alleges that plaintiff suffered an infection from defective bone putty and/or donor bone graft used during a cervical procedure performed on plaintiff. Plaintiff alleges personal injuries and damages in an unspecified amount. We served an answer to the complaint on February 14, 2005.

                We maintain a product liability insurance policy and have notified the insurance company of this action. The insurance company has agreed to defend us in this matter. We believe that the claims made against us in this action are without merit and will continue to vigorously defend against such claims.

                Tissue Transplant Technology, Ltd. d/b/a Bone Bank Allografts v. Osteotech, Inc.

                In December, 2004, we were served with a suit filed by Tissue Transplant Technology, Ltd. d/b/a Bone Bank Allografts (“BBA”) alleging, among other things, breach of contract in connection with a processing agreement between the two parties entered into on June 1, 2000. BBA’s complaint, as amended, contains claims for breach of contract, tortious interference with existing contract, tortious interference with prospective business relationships, negligence, breach of fiduciary duty, unfair competition, fraud, and federal unfair competition. BBA does not allege a specified amount of damages. On January 31, 2005, we filed a motion to transfer venue to the District of New Jersey and a motion to dismiss some of BBA’s claims. Following resolution of the motion to transfer venue and motion to dismiss, we will have the opportunity to file our answer and assert applicable affirmative defenses. On February 8, 2005, we participated in a mediation process with BBA in hopes of resolving the dispute without need for further litigation. The mediation process is ongoing and we are hopeful that a resolution can be reached without the need for further litigation. We believe that the claims made against us in this action are without merit and, if necessary, will vigorously defend ourselves against such claims.

                Burel v. Osteotech, Inc. and Richard W. Bauer, Chief Executive Officer of Osteotech, Inc.

                Marc Burel, a former executive officer, named us in an action pending in New Jersey Superior Court. Among other things, Mr. Burel asserts several claims against us, including Mr. Bauer in his capacity as Chief Executive Officer, for breach of contract and fraud, in connection with certain monies allegedly owed to Mr. Burel pursuant to his employment agreement. Mr. Burel seeks an unspecified amount of compensatory and punitive damages. We believe that the claims made against us in this action are without merit and, if necessary, will vigorously defend ourselves against such claims.

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

Item  4.         Submissions of Matters to a Vote of Security Holders

                None.

PART II

Item  5.        Market for the Registrant’s Common Equity and Related Stockholder Matters

                Our Common Stock has been listed on the Nasdaq Stock Market® under the trading symbol “OSTE” since our initial public offering in July 1991.

                The following table sets forth the high and low sale prices for the Common Stock for each of the fiscal quarters during the years ended December 31, 2004 and 2003 based on transaction data as reported by the Nasdaq Stock Market®.

Year Ended December 31, 2004	High	Low

First Quarter	$9.81	$5.82
Second Quarter	$7.61	$5.67
Third Quarter	$6.52	$3.52
Fourth Quarter	$5.83	$3.58

Year Ended December 31, 2003	High	Low

First Quarter	$7.70	$6.17
Second Quarter	$14.32	$6.40
Third Quarter	$16.06	$8.25
Fourth Quarter	$8.80	$7.25

                As of March 24, 2005, there were 323 holders of record of Osteotech Common Stock. We believe that there are approximately 5,200 beneficial owners of our Common Stock.

                We have never paid a cash dividend and do not anticipate the payment of cash dividends in the foreseeable future. We expect to retain future earnings to finance our growth. The declaration of dividends in the future will remain within the discretion of our Board of Directors, which will review our dividend policy from time to time. Our loan agreement with our bank prohibits us from paying any cash dividend without the written consent of the bank.

                We have three stock option plans all of which have been approved by our shareholders. Two of the plans, the 1991 Stock Option Plan and the 1991 Independent Directors Stock Option Plan, do not have any shares available to grant new options and all shares underlying outstanding options that expire or are forfeited prior to exercise are not available for future option grants under these plans. See Note 14 of “Notes to Consolidated Financial Statements.” The following table sets forth certain information relative to our stock option plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,889,987	$9.02	580,150
Equity compensation plans not approved by security holders (1)
Total	2,889,987	$9.02	580,150

(1)  We do not have any equity compensation plans which have not been approved by our security holders.

                In December, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R), which requires us to record compensation expense for share-based payments measured at fair value. In anticipation of the issuance of this new accounting standard and to provide additional incentive to our employees, the Board of Directors approved the accelerated vesting of all unvested stock options with an exercise price greater than $5.35, the closing price of our common stock on December 16, 2004. Stock options representing 615,352 shares of common stock were vested immediately as a result of this Board action.

Item 6.            Selected Financial Data

                Set forth below is selected financial data for the five years ended December 31, 2004. The following data should be read in conjunction with our consolidated financial statements and related notes thereto contained elsewhere herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Financial Data (dollars in thousands except per share data)	2004	2003	2002	2001	2000
For the Year ended December 31,

Consolidated Results of Operations
Net revenues	$88,577	$94,433	$83,374	$75,715	$74,111
Gross profit	36,075	52,362	37,103	42,735	47,518
Operating expenses	42,705	41,730	42,183	48,628	40,199
Income (charge) from litigation settlements		7,500	(1,785)		1,000
Operating income (loss)	(6,630)	18,132	(6,865)	(5,893)	8,319
Other income (expense), net	500	(386)	29	129	1,019
Income (loss) from continuing operations before income taxes	(6,130)	17,746	(6,836)	(5,764)	9,338
Income (loss) from continuing operations	(5,283)	10,867	(1,248)	(3,817)	5,247
Income (loss) from continuing operations per share
Basic	(.31)	.64	(.08)	(.28)	.37
Diluted	(.31)	.62	(.08)	(.28)	.37
Dividends per share	0	0	0	0	0
Year End Financial Position
Working capital	$56,839	$56,384	$42,447	$24,778	$29,239
Total assets	116,404	127,213	114,732	107,017	104,362
Long-term obligations, net of current
portion	10,076	13,262	15,922	18,683	19,930
Stockholders’ equity	91,395	96,220	84,023	68,125	71,967

                In 2004, 2003 and 2002, we recorded certain gains and charges that are detailed in Note 4 of the “Notes to Consolidated Financial Statements.” In July, 2002, we completed the sale of the business and substantially all of the assets, including the assumption of certain liabilities, of our operations located in Leiden, The Netherlands. See Note 5 of “Notes to Consolidated Financial Statements.” The consolidated statements of operations for all periods reflect this divestiture as a discontinued operation. In 2001, we recorded charges of $2,942,000 to cost of services/products and $1,890,000 to marketing, selling, general and administration expenses, principally related to equipment no longer utilized in the processing of allograft bone tissue, reserves for excess inventory and instrumentation associated with metal spinal implant systems and severance costs associated with the departure of an executive officer.

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

For the Three Years Ended December 31, 2004, 2003, and 2002
Results of Operations

Overview

                We provide services and products primarily focused on the repair and healing of the musculoskeletal system. Our services and technology are associated with making human tissue safe for transplantation and for use in a variety of surgical procedures. Based on our knowledge of the allograft bone tissue industry, we believe that we are one of the world’s largest processor and developer of human bone and bone connective tissue. The allograft bone tissue we process is procured by independent tissue banks and other Tissue Recovery Organizations, or TRO’s, primarily through the donation of tissue from deceased human donors and is used for transplantation. We process allograft bone tissue for our clients from allograft bone tissue provided by them, and also for ourselves from allograft bone tissue recovered by TRO’s and tissue banks for us in our two primary business segments, the DBM Segment and the Base Tissue Segment.

                For our proprietary products, Grafton® DBM and Graftech® Bio-implants, we perform the medical education to teach surgeons about the uses of these tissue forms and our clients and/or we generally distribute and invoice for these tissue forms to hospitals and surgeons. We expect over the next several years to continue to expand our direct distribution efforts and expect that revenues from these efforts will continue to grow. To further that objective, we executed the Second MTF Processing Agreement on December 22, 2004, which became effective on January 25, 2005 upon the consummation of MTF’s acquisition of ARC’s allograft tissue banking operation. Pursuant to the Second MTF Processing Agreement, MTF will provide a certain number of standard donors for processing from which traditional allograft bone tissue forms will be processed and labeled with the MTF company name and which MTF will market and distribute to end users. Grafton® DBM and Graftech® Bio-implants will also be processed from these standard donors, but will be labeled with our product and company names and will be marketed and distributed to end users by us. For the years ended December 31, 2004, 2003 and 2002, 53%, 46% and 39%, respectively, of our consolidated revenues were generated from our direct distribution efforts. In addition, we also process two private label DBM product lines for non-related organizations. They are responsible for marketing, distributing and billing these tissue forms to end users. We believe the use of private label arrangements is effective in bringing our products and technology to markets that are not a primary distribution outlet for our sales force. We will seek to continue to enter into private label arrangements, as appropriate, and as available tissue supplies allow.

                We continue to make investments in our business as a result of our direct distribution strategy and these investments have, and may in the future, impact our liquidity and cash flow. We have and continue to make additional investments in deferred processing costs (processed and unprocessed tissue inventories), which have and may continue to deplete our available cash balance. As a greater percentage of our revenues are generated from direct shipments to hospitals and surgeons, which typically pay invoices more slowly than our tissue bank customer base, we expect that our investment in accounts receivable will increase. We believe that available cash, cash equivalents, available lines of credit and anticipated future cash flow from operations will be sufficient to meet forecasted cash needs in 2005. However, we may seek additional funding to meet the needs of our strategic plan. There can be no assurance that such additional funds will be available, or if available, that such funds will be available on favorable terms.

Critical Accounting Policies and Estimates

                Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and may adjust them based upon the latest information available to us. These estimates generally include those related to product returns, bad debts, inventories including purchase commitments, deferred processing costs including reserves for rework, excess and obsolescence, intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

                We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

•
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which would increase our operating costs.

•
We record reductions to revenue for estimated returns based upon historical experience. If future returns are less than our historical experience, reduction in estimated reserves would increase revenue. Alternatively, should returns exceed historical experience, additional allowances would be required, which would reduce revenue.

•
We write down inventory and deferred processing costs for estimated excess, obsolescence or unmarketable products and allograft bone tissue forms equal to the difference between cost and the estimated market value based upon assumptions about future demand and market conditions. Excess and obsolescence could occur from numerous factors, including, but not limited to, the competitive nature of the market, technological change, expiration and changes in surgeon preference. If actual market conditions are less favorable than those projected by management, additional write-downs may be required, including provisions to reduce inventory and deferred processing costs to net realizable value. In addition, we provide reserves, if any, for the difference between our contractual purchase commitments and our projected purchasing patterns based upon the maintenance of adequate inventory levels and forecasted revenues. If actual revenue is less favorable than those forecasted by management, additional reserves may be required; alternatively, if revenue is stronger than forecasted by management, such reserves would be reduced.

31

•
We depreciate/amortize our property, plant and equipment based upon our estimate of the respective asset’s useful life. In addition, we evaluate impairments of our property, plant and equipment based upon an analysis of estimated undiscounted future cash flows. If we determine that a change is required in the useful life of an asset, future depreciation/amortization is adjusted accordingly. Alternatively, should we determine that an asset has been impaired, an adjustment would be charged to income based on its fair market value, or discounted cash flows if the fair market value is not readily determinable, reducing income in that period.

•
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

•
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

•
Litigation is subject to many uncertainties and we are unable to predict the outcome of the pending suits or claims. When we are reasonably able to determine the probable minimum or ultimate liability, if any, which may result from any of the pending litigation, we will record a provision for such liability, and if appropriate, will record a benefit for the amounts covered by insurance. If the outcome or resolution of the pending suit or claim is for amounts greater than we have accrued, an adjustment will be charged to income in the period the determination is made. Alternatively, should the suit or claim be for less than we have accrued, we would increase income in the period the determination is made.

Service Agreements – MTF and ARC

                On January 25, 2005, we were notified that MTF completed its acquisition of the allograft tissue banking operations of ARC. Upon our receipt of such notification, the ARC Termination Agreement, which terminates the ARC Processing Agreement, and the Second MTF Processing Agreement became effective. Under the Second MTF Processing Agreement, MTF will provide us with a certain amount of standard donors for processing that is equivalent to the amount of standard donors that was to be delivered to us by ARC under the terms of the ARC Processing Agreement. The Second MTF Processing Agreement has an initial term that expires on December 31, 2006, and may be extended for two additional one-year periods if certain conditions contained in the agreement are met. There are no changes to or impact on the First MTF Processing Agreement resulting from MTF’s acquisition of ARC’s tissue banking operations, the ARC Termination Agreement or the Second MTF Processing Agreement.

                We don’t believe we will suffer any material negative impact from MTF’s acquisition of ARC’s tissue banking operations, the ARC Termination Agreement or the Second MTF

Processing Agreement. Based upon the number of donors we expect to receive under the First and Second MTF Processing Agreements and our additional, multiple sources of allograft donor tissue, we expect to be able to meet the anticipated market demand for our Grafton® DBM, Graftech® Bio-implants and traditional tissue product lines. We believe we will have sufficient tissue supply necessary to continue to implement our plans to grow and expand our revenue base both domestically and internationally.

                Revenues generated from ARC were $18,365,000, $23,037,000 and $24,960,000 in 2004, 2003 and 2002, respectively. Revenues generated from MTF were $18,270,000, $23,424,000 and $24,202,000 in 2004, 2003 and 2002, respectively.

Cessation of Marketing and Distribution Efforts for Metal Spinal Implant Products

                In March, 2004 we announced that we would cease, and on June 30, 2004 we ceased marketing and distribution efforts for all metal spinal implant product lines. Revenues generated from metal spinal implants were $1,714,000, $4,907,000 and $4,166,000 in 2004, 2003 and 2002, respectively. As a result of these activities, we recorded a charge to cost of product of $1,998,000 in first quarter 2004 for excess and obsolete inventory and instrument sets related to this decision.

                In the fourth quarter of 2004, we sold all remaining inventory, instrumentation and intellectual property related to our Ovation™ Polyaxial System (Ovation™) to an unrelated private company for $1.1 million in cash. We recorded a gain on the sale of the intellectual property in the amount $575,000, which is reflected in other income in our consolidated statement of operations and reversed $525,000 of the aforementioned charge recorded in the first quarter of 2004.

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

                As a result of the temporary suspension of Base Tissue Segment processing, we placed tissue processed in third quarter 2002 from 693 donors in quarantine. We released a portion of the quarantined tissue in 2003 and 2004 and expect to release the remainder in 2005. We initially recorded an estimated provision for the cost to rework this tissue and we still believe this provision was adequate.

                These events negatively impacted our 2002 operating results. We have estimated that the third quarter 2002 Base Tissue Segment revenues were negatively impacted by approximately $1,300,000 and gross profit was impacted by the lost revenues and by the $840,000 estimated cost to rework the tissue in quarantine. We have estimated that the fourth quarter 2002 Base Tissue Segment revenues were negatively impacted by approximately $1,100,000, while gross profit was impacted by the lost revenues and the effects of negative production variances, which we estimate were approximately $3,000,000.

Income (Loss) from Continuing Operations

                We incurred a consolidated loss from continuing operations of $5,283,000 or $.31 diluted loss per share in 2004 compared to consolidated income from continuing operations in 2003 of $10,867,000 or $.62 diluted income per share. We incurred a consolidated loss from continuing operations in 2002 of $1,248,000 or $.08 diluted loss per share. In 2004, the loss from continuing operations included pre-tax charges of: $5,853,000 for the impairment of certain assets that as of December, 2004 will no longer be utilized in the processing of allograft bone tissue related to our former processing environment located at our facility in Shrewsbury; $650,000 associated with a severance charge for the reorganization of our sales and marketing organizations; and $1,998,000 associated with the provisions for our exit from our metal spinal implant product lines. The consolidated loss from continuing operations in 2004 was negatively impacted by a disproportional effective tax rate due to the recording of valuation allowances to reduce domestic state income taxes to estimated realizable value as a result of our assessment that the realization of such future state tax benefits is uncertain. These 2004 charges were partially offset by the pre-tax gains associated with: the sale of Ovation™ of $1,100,000, and the reversal of reserves associated with the settlement of the Alphatec litigation of $479,000. In 2003, income from continuing operations included a pre-tax gain of $7,500,000 related to the settlement of certain patent litigation. In 2002, the loss from continuing operations included pre-tax charges of: $840,000 for the estimated cost to rework the tissue from donors placed in quarantine in the third quarter of 2002; a reserve of $1,079,000 for the penalty associated with metal spinal implants, primarily Affirm™, that we did not expect to purchase, which were subject to a purchase commitment; $4,669,000 for excess and obsolete inventory related to spinal implant systems, including the bio-d® Threaded Cortical Bone Dowel, which we removed from the market on January 31, 2003 in connection with the lawsuit settlement with Medtronic, Inc.; and $1,785,000 associated with payment to Medtronic in connection with the litigation settlement. The 2002 charges were partially offset by the recognition of an income tax benefit of $2,557,000 related to liabilities for tax benefits recorded in 1997 that are no longer required and a pre-tax gain of $950,000 related to the sale of the PolyActive™ polymer biomaterial technology and patents to IsoTis BV.

                We incurred a consolidated loss from continuing operations before taxes of $6,130,000 in 2004 compared to a consolidated income from continuing operations before taxes of $17,746,000 in 2003 and a consolidated loss from continuing operations before income taxes of $6,836,000 in 2002.

Discontinued Operations

                Effective June 30, 2002, we completed the sale of the business and substantially all of the assets, including the assumption of certain liabilities, of our operations in Leiden, The Netherlands for $1,000,000 in cash and a non-interest bearing note with a face value of $1,500,000, which we discounted based on the acquirer’s incremental borrowing rate of 5.75%. These operations represented our ceramic and titanium plasma spray coating services and products. We recognized a loss on the sale of this business of $291,000 in 2002. Revenues and net income from this business in 2002 through the date of the sale were $1,630,000 and $384,000, respectively.

Net Income (Loss)

                Consolidated net loss in 2004 was $5,283,000 or $.31 diluted net loss per share compared to a consolidated net income of $10,867,000 or $.62 diluted net income per share in 2003 and a consolidated net loss in 2002 of $1,155,000 or $.07 diluted net loss per share.

                The following is a discussion of factors affecting results of operations for the years ended December 31, 2004, 2003, and 2002 after giving effect to the divestiture of the operations of our subsidiary in The Netherlands in 2002.

Net Revenues

                Consolidated net revenues declined 6% in 2004 to $88,577,000 from consolidated net revenues of $94,433,000 in 2003. The decline in 2004 consolidated net revenues was primarily due to the loss of revenues associated with metal spinal implant product lines of $3,193,000 as a result of our exit from this portion of our business effective June 30, 2004, and the decline in domestic unit volumes in our two primary business segments, the DBM Segment and the Base Tissue Segment; partially offset by increased unit volume from our international operations, and the favorable impact of exchange rates between the U.S. dollar and the Euro of approximately $1,081,000. Consolidated net revenues increased 13% in 2003 to $94,433,000 compared to consolidated revenues of $83,374,000 in 2002. The increase in 2003 was primarily due to increased revenues in all segments, mainly as a result of increased unit volume and, to a lesser extent, by price increases effective January 1, and the favorable impact of exchange rates between the U.S. dollar and the Euro of approximately $1,406,000. Consolidated revenues in 2002 were negatively impacted by the temporary suspension of Base Tissue Segment processing operations, which resulted in the placing of allograft bone tissue in quarantine that otherwise would have been released and invoiced to our clients, and by the suspension of sales of Affirm™.

                DBM Segment revenues, which consists primarily of domestic and international Grafton® DBM revenues and revenues from the processing of two private label DBMs, declined slightly in 2004 to $45,790,000 from revenues of $46,294,000 in 2003. The decline in DBM Segment revenues is primarily due to a 10% decline in domestic Grafton® DBM revenues to $35,282,000 from $39,071,000 in 2003, partially offset by a 30% increase in international Grafton® DBM revenues to $6,449,000 from $4,956,000 in 2003 and a 79% increase in private label DBM revenues to $4,059,000 from $2,267,000 in 2003. Domestic Grafton® DBM revenues declined primarily due to a decline in unit volume due to continued strong competition which we have been unsuccessful in overcoming to date, partially offset by incremental revenues of approximately $800,000 due to our capturing more of the end user sale price as a result of our direct distribution efforts. International Grafton® DBM revenues increased in 2004 over 2003 primarily due to increased unit volume and the impact of favorable exchange rates between the U.S. dollar and the Euro. Private label DBM revenue increased primarily due to entering into the second private label arrangement with Smith & Nephew in April, 2004. We began shipments to Smith & Nephew in July, 2004. DBM Segment revenues increased 3% to $46,294,000 in 2003 from $44,926,000 in 2002. The increase in 2003 principally relates to a 143% increase in international Grafton® DBM revenues as well as revenues from the private label DBM processed for LifeNet, partially offset by a 9% decline in domestic Grafton® DBM revenues. We expect domestic Grafton® DBM will continue to face significant competition as more companies develop and market DBM products with similar characteristics, synthetic products and growth factors.

                Base Tissue Segment revenues declined 5% in 2004 to $39,330,000 from $41,465,000 in 2003. The decline in Base Tissue Segment revenues in 2004 is primarily attributable to a 20% decline in world-wide base tissue processing fees to $13,373,000 in 2004 compared to $16,773,000 in 2003 resulting from processing 403 fewer donors for our clients and a 12% decline in domestic Graftech® Bio-implant revenues to $19,820,000 from $22,639,000 in 2003 due to a decline in units volume and increased pricing pressures. These declines were partially offset by a 199% increase in revenues to $6,137,000 in 2004 from $2,053,000 in 2003 from our world-wide direct distribution of traditional allograft bone tissue forms and the international distribution of OsteoPure™ Femoral Head allograft bone tissue forms. Base Tissue Segment revenues increased 29% in 2003 to $41,465,000 from $32,115,000 in 2002, primarily due to a 56% increase in revenues from the processing of donor tissue for our clients and a 13% increase in bio-implant revenues resulting from an increase in unit volume and the January 1, 2003 price increase. Base Tissue Segment revenues were negatively impacted in 2002 from the temporary suspension of Base Tissue Segment processing.

                Revenues from other product lines mainly relate to metal spinal implant products and bovine tissue. In January, 2004 we announced that we would terminate the distribution agreement dated February 1, 2003 with SpineVision, S.A. and SpineVision, Inc. in accordance with the provisions of the agreement effective February 17, 2004. In addition, we announced in March, 2004 that we would discontinue marketing and distributing all remaining metal spinal implant product lines on June 30, 2004. Revenues generated from metal spinal implants were $1,714,000, $4,907,000 and $4,166,000 in 2004, 2003 and 2002, respectively. Revenues from other product lines declined 48% in 2004 to $3,457,000 compared to 2003, primarily due to our decision to exit the metal spinal implant business. Metal spinal implant revenues declined $3,193,000 in 2004 compared to 2003 as a result of this decision. Revenues from other product lines increased 5% in 2003 to $6,674,000 from 2002 revenues of $6,333,000. The increase in 2003 primarily relates to revenues from the three metal spinal implant systems we were distributing for SpineVision, partially offset by a decline in bovine revenues and the suspension of sales of Affirm™.

                Domestic net revenues declined 10% to $77,317,000 in 2004 compared to domestic net revenues in 2003 of $86,070,000. The decline in domestic net revenues in 2004 is primarily due to the decline in unit volume in our primary product lines, Grafton® DBM, Graftech® Bio-implants and base tissue processing fees. In addition, revenues from metal spinal implant product lines declined by $3,193,000 as a result of our decision to exit the metal spinal implant business effective June 30, 2004. Domestic net revenues increased 10% to $86,070,000 in 2003 from $78,576,000 in 2002, primarily as a result of increased base allograft tissue processing revenues, revenues from the private label DBM processed for LifeNet, increased bio-implant revenues, revenues from the three metal spinal implant systems we distributed for SpineVision and annual price increases, partially offset by a 9% decline in domestic Grafton® DBM revenues and the loss of revenue related to the suspension of sales of Affirm™. Foreign-based revenues increased 35% to $11,260,000 in 2004 and increased 74% to $8,363,000 in 2003 from $4,798,000 in 2002. The increase in foreign-based revenues in 2004 and 2003 was due principally to increased unit volume in all allograft bone tissue product lines and the favorable impact of exchange rates between the U.S. dollar and the Euro.

                During 2004, 2003, and 2002, two of our clients, MTF and ARC, in the DBM and Base Tissue Segments, together accounted for 42%, 49% and 59% of consolidated net revenues, respectively. Effective January 25, 2005, we have two processing agreements with MTF and the processing agreement with ARC was terminated. See Item 1. “Clients”, “Service Agreements – MTF and ARC” included elsewhere herein in this “Managements Discussion and Analysis of Financial Condition and Results Of Operations”, and Note 13 of “Notes to Consolidated Financial Statements” for more information on these processing agreements.

Gross Profit

                Gross profit as a percentage of net revenues was 41% in 2004, 55% in 2003 and 45% in 2002. The decline in gross profit as a percentage of revenues in 2004 is primarily attributable to the charge associated with the impairment of certain assets that as of December, 2004 will no longer be utilized to process allograft bone tissue related to our former processing environment located at our facility in Shrewsbury of $5,853,000, the decline in unit production volume resulting from the decline in revenues, which has negatively impacted our ability to absorb fixed costs, and the charges, net of gains, associated with our exit from the metal spinal implant business. The increase in gross profit as a percentage of revenues in 2003 compared to 2002 was principally due to the increase in revenues, which improved the absorption of fixed costs. Gross profit as a percentage of revenues was negatively impacted in 2002 primarily due to pre-tax charges of $6,588,000 for the estimated cost to rework the tissue from donors placed in quarantine in 2002, excess and obsolete inventory related to spinal implant systems and reserves for metal spinal implants that we did not expect to purchase, which were subject to a firm purchase commitment, the decline in base tissue processing revenues due to the temporary suspension of base tissue processing, the decline in donors processed for our clients, and the negative impact of underabsorption of production variances due to the temporary suspension of base tissue processing.

                We expect that gross profits as a percentage of revenues will improve slightly in 2005 as compared to 2004, primarily due to cost savings associated with the shutdown of our former processing environment located in Shrewsbury, partially offset by the anticipated continued shift in our business model to direct distribution from client processing and the anticipated growth of our international operations. Effective January 1, 2005, we adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs – an amendment of Accounting Research Bulletin No. 43” (“SFAS No. 151”), which requires, among other items, that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. See “Recent Accounting Development” elsewhere herein this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Based on our internal projections and assessments, we currently believe that there will be no material impact on our future results of operations from the adoption of SFAS No. 151. However, if our actual results are materially less than our projections and expectations, and as a result, our production levels are less then the range of normal capacity, certain provisions of SFAS No. 151 may have a material impact on our future results of operations. Such impact will only be determinable based on the actual facts and circumstances.

Marketing, Selling, General and Administrative Expenses

                Marketing, selling, general and administrative expenses increased slightly in 2004 to $38,127,000 compared to 2003 expenses of $37,786,000, primarily due to the severance costs associated with the reorganization of our sales and marketing departments in the first quarter of 2004, the costs associated with our “think tank” marketing and sales program, and the out-of-pocket costs of $1,040,000 incurred to comply with Section 404 of the Sarbanes-Oxley Act of 2002, partially offset by lower domestic commission expenses due to the decline in domestic revenues. In 2003, marketing, selling, general and administrative expenses were $37,786,000 compared to 2002 expenses of $38,256,000. Marketing, selling, general and administrative expenses remained relatively flat in 2003 compared to 2002 primarily due to a reduction in legal fees and the rescission of our funding of the American Tissue Services Foundation, partially offset by increased costs for marketing and sales programs, an increase in the number of our direct sales representatives, increased commissions related to increased revenues, and an approximate 50% increase in the effective commission rate for domestic Grafton® DBM revenues effective July 1, 2003. We expect marketing, selling, general and administrative expenses to increase significantly in 2005 compared to 2004 as a result of increased spending on sales and marketing programs and initiatives, increased commission costs related to anticipated increased revenues, increased costs associated with initiatives to continue to expand our donor sources and personnel and other related costs.

Research and Development Expenses

                Research and development expenses increased 16% to $4,578,000 in 2004 as compared to $3,944,000 in 2003. The increase in 2004 was primarily attributable to our efforts to develop extensions of existing product lines, continued development of new product lines, including our Plexus™ Technology, and the development of new processing methodologies and technologies, including a terminal sterilization process for the allograft bone tissue we process. In 2003, research and development expenses were $3,944,000 compared to 2002 research and development expenses of $3,927,000. Research and development expenses were relatively flat in 2003 compared to 2002 as existing projects continued to be developed and new projects were started after other projects were completed. We expect research and development costs to increase in 2005 as compared to 2004 primarily due to continued funding of existing projects, including the costs, which may range between $50,000 and $650,000, associated with the license agreement with Rutgers, the State University of New Jersey, to continue to advance our Plexus™ Technology.

Income (Charge) From Litigation Settlement

                In 2003, we settled all claims arising out of a patent lawsuit and the other party agreed to pay us an aggregate of $7,500,000. In October, 2003, we received the initial payment of $2,500,000 in cash, an interest bearing $5,000,000 promissory note and a $5,000,000 letter of credit collateralizing the promissory note. In connection with this settlement, we recognized pre-tax income of $7,500,000 in 2003.

                In April, 2002, we settled a patent lawsuit and agreed to pay an aggregate of $1,900,000 in 24 equal monthly installments without interest. We recorded a charge of $1,785,000 related to this settlement representing the present value of the amounts due.

Operating Income (Loss)

                We incurred a consolidated operating loss of $6,630,000 in 2004 compared to consolidated operating income of $18,132,000 in 2003. DBM Segment operating income declined to $4,383,000 in 2004 from $20,646,000 in 2003. The decline in DBM Segment operating income in 2004 is primarily due a change in revenue mix from higher gross margin products (domestic Grafton® DBM) to lower gross margin products (international Grafton® DBM, private label DBMs and the domestic direct distribution of Grafton® DBM); the general decline in unit volume, which resulted in the underabsorption of fixed overheads; increased operating expenses associated with the shift of sales and marketing resources from marketing metal spinal implant products to focus on our tissue businesses; and a portion of the severance costs related to the reorganization of the sales and marketing departments. DBM Segment operating income in 2003 included income of $7,500,000 from the settlement of certain patent litigation. We incurred an operating loss in the Base Tissue Segment of $9,282,000 in 2004 compared to an operating income in the Base Tissue Segment of $2,703,000 in 2003. The operating losses in 2004 are primarily attributable to the decline in revenues related to base tissue processing activities and domestic distribution of Graftech® Bio-implants; the decline in unit volume; increased operating expenses associated with programs to restore revenue growth, including the shift of sales and marketing resources from marketing metal spinal implant products to focus on our tissue businesses; a portion of the severance costs related to the reorganization of the sales and marketing departments; and the charge associated with the impairment of our former processing environment. Operating losses associated with other revenues were $1,731,000 and $5,217,000 in 2004 and 2003, respectively. The operating loss in 2004 is primarily associated with our metal spinal implant business, which we exited in June, 2004 and relates mainly to the provisions to reduce metal spinal implant inventory and instrumentation to net realizable value and legal fees associated with the Alphatec lawsuit, partially offset by the reversal of $525,000 of the aforementioned reserve for metal spinal implant inventory due to the sale of the Ovation™ inventory.

                Consolidated operating income in 2003 was $18,132,000 compared to a consolidated operating loss of $6,865,000 in 2002. DBM Segment operating income increased 108% in 2003 to $20,646,000 from $9,913,000 in 2002. The increase in DBM Segment operating income in 2003 results principally from the income of $7,500,000 from the settlement of certain patent litigation, increased revenues and a decline in operating expenses, primarily due to lower legal fees. Operating income in the Base Tissue Segment was $2,703,000 in 2003 compared to an operating loss in of $8,927,000 in 2002. The improvement in operating income in 2003 compared to 2002 results primarily from increased revenues, the impacts in 2002 on revenue and gross profit related to the temporary suspension of base tissue processing and a number of reserves and provisions recorded in 2002 related to rework reserves, excess and obsolete bio-d® Threaded Cortical Bone Dowel inventory and the litigation settlement charge, partially offset by increased operating expenses in 2003 associated with sales and marketing programs. Operating losses associated with other revenues were $5,217,000 and $7,851,000 in 2003 and 2002, respectively. The operating loss in 2003 results primarily from metal spinal implant revenues for which there is not sufficient unit volume to cover overhead costs, and increased legal fees.

Other Income (Expense)

                Other income of $500,000 in 2004 related mainly to the gain on the sale of the intellectual property associated with Ovation™ of $575,000, foreign currency translation gains on intercompany debt, interest income of $269,000, partially offset by interest expense on our long-term debt of $646,000. Other expense of $386,000 in 2003 related primarily to interest expense on our long-term debt of $1,107,000, partially offset by interest income on available cash balance of $144,000 and foreign currency translation gains associated with the impact of exchange rates between the U.S. dollar and the Euro on intercompany debt.

                In fourth quarter 2003, as a result of a decision to utilize excess cash flow, if any, generated by our French subsidiary to repay the remaining outstanding balance of its intercompany debt, in accordance with SFAS No. 52, “Foreign Currency Translation”, we recognized the impact of foreign currency translation gains and losses on the outstanding balance of the intercompany debt in our results of operations. Foreign currency translation gains of $454,000 and $510,000 were recognized in other income (expense) in the consolidated statement of operations for the years ended December 31, 2004 and 2003, respectively, related to the impact of exchange rates between the U.S. dollar and the Euro. Future translation gains and losses may have a material impact on our results of operations in the event of significant changes in the exchange rate between the U.S. dollar and the Euro, although the impact of such gains and losses should not have any impact on consolidated cash flows.

Income Tax Provision

                In 2004, we provided a benefit for income taxes related mainly to losses in our domestic operations, mostly offset by a provision for income taxes for our French subsidiary and a non-cash charge to establish a valuation allowance for domestic state deferred tax assets of $2,709,000. The valuation allowance was established in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. The assessment under SFAS No. 109 is required to be performed on a jurisdiction-by-jurisdiction basis. Aggregate cumulative losses generated by our domestic operation over the last several years and the expected loss from our domestic operation in 2005 represents sufficient negative evidence under SFAS No. 109 to require the establishment of a valuation allowance. We intend to maintain the valuation allowance until sufficient positive evidence exists to support the reversal of such valuation allowances. We will continue to assess the need to maintain existing valuation allowances or to record additional valuation allowances based on facts and circumstances in each future period. Due to the anticipated loss from operations in 2005, we anticipate we will record additional valuation allowances in 2005, which will negatively impact our financial results.

                Our effective income tax rate in 2003 was 39%. The effective income tax rate exceeded the federal statutory income tax rate principally due to the impact of domestic state income taxes, partially offset by federal and state tax credits. In 2002, we provided a benefit for income taxes primarily due to losses in our domestic operations and our ability to carryback and carryforward these losses. We did not recognize any income taxes on foreign income in 2002 due primarily to our ability to utilize previously unrecognized foreign net operating loss carryforwards, which carry a full valuation allowance. In addition, we reversed liabilities for previously deferred tax benefits of $2,557,000 that are no longer required. In 2002, we utilized approximately $2,000,000 of historical foreign net operating loss carryforwards to offset foreign taxable income.

Liquidity and Capital Resources

                At December 31, 2004 we had cash and short-term investments of $13,391,000 compared to $15,326,000 at December 31, 2003. We invest excess cash in U.S. Government-backed securities and investment grade commercial paper of major U.S. corporations. Working capital increased slightly to $56,839,000 at December 31, 2004 compared to $56,384,000 at December 31, 2003. This increase resulted primarily from additional investments in deferred processing fees in order to continue to expand available inventories and increase our overall tissue position, partially offset by the disposal of metal spinal implant inventories due to our exit from these product lines and valuation allowances for state deferred tax assets due to the uncertainty of the realization of these future tax benefits.

                Net cash provided by operating activities was $2,453,000 in 2004 compared to net cash provided by operating activities of $4,784,000 in 2003. The decline resulted primarily from the net loss in 2004 compared to net income in 2003, partially offset by a decline in our level of investment in deferred processing costs.

                Net cash used in investing activities was $1,563,000 in 2004 and is principally due to capital expenditures, partially offset by the proceeds from the sale of the Ovation™ intellectual property. Net cash provided by investing activities of $2,893,000 in 2003 was primarily due to proceeds from the sale of investments, partially offset by capital expenditures.

                Net cash used in financing activities in 2004 and 2003 of $2,890,000 and $1,979,000, respectively, relates primarily to principal payments on long-term debt, which included an additional principal payment in 2004 of $525,000 from the proceeds of the Ovation™ transaction, partially offset by proceeds from the exercise of stock options and the sale of common stock pursuant to our employee stock purchase plan.

                We have a Credit Facility with a U.S. bank that includes: a $5,000,000 revolving line of credit, a building mortgage loan and a term loan. At December 31, 2004, $3,750,000 was outstanding under the building mortgage loan and $8,987,000 was outstanding under the equipment term loan. In 2002, to support the $1,900,000 due under the settlement of certain patent litigation, we provided an irrevocable standby letter of credit. The final payment due under the litigation settlement was paid in April, 2004 and the letter of credit terminated at that time. As of December 31, 2004, no amounts were outstanding under the revolving line of credit and the full amount was available. Pursuant to an April, 2004 amendment to the credit facility, the revolving line of credit expires on April 30, 2006 at which time all amounts outstanding are due and payable and all remaining commitments are cancelled.

                The Credit Facility, as amended, is collateralized by domestic accounts receivable, domestic inventories, the Company’s allograft tissue processing facility, including all equipment and improvements therein and a pledge of 65% of the Company’s ownership in its foreign subsidiaries. The Credit Facility imposes certain restrictive operating and financial covenants on the Company. Effective December 31, 2004, pursuant to a March, 2005 amendment to the Credit Facility, our lender amended the definition of the operating coverage financial ratio, deleted the financial covenants related to working capital and the current and quick ratios, and imposed two new financial covenants related to maximum levels of capital expenditures and liquidity. To maintain compliance with the new liquidity covenant, we will need to have a certain minimum level of cash, cash equivalents and short-term investments in comparison to our debt level as of the end of each of our fiscal quarters, although there are no restrictions on our use of any of these funds. We complied with all financial covenants, as amended, including the liquidity covenant as of December 31, 2004. If we had been unable to negotiate the above noted amendment to the Credit Facility, we would not have complied with one of the financial covenants as of December 31, 2004. Based on our expected debt levels, we will need to have cash, cash equivalents and short-term investments of $10,260,000, $9,694,000, $12,350,000 and $11,584,000 as of March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005, respectively, in order to comply with the new liquidity covenant. Based on our current projections and assessments, we believe we will be in compliance with the liquidity covenant at each of the dates mentioned above, although there can be no assurance that we will be able to comply with this covenant on any of the required dates. The Credit Facility contains additional covenants including a restriction on the payment of cash dividends, a restriction on incurring or maintaining additional indebtedness, a restriction on selling assets or engaging in mergers or acquisitions and limitations on cash advances to the Company’s foreign operations and investments. Pursuant to an April 30, 2004 amendment to the Credit Facility, the Company can incur up to $1.0 million in capital leases and up to $2.5 million in lines of credit for its foreign subsidiaries. The Credit Facility also includes subjective acceleration provisions. Such provisions are based upon, in the reasonable opinion of the bank, the occurrence of any adverse or material change in the condition or affairs, financial or otherwise, of the Company which impairs the interests of the bank. The bank also has the right to approve, in advance, the form and substance of any equity capital transaction, except for a common stock transaction resulting in the issuance of less than 20% of the total issued and outstanding capital stock of the Company as of the date of such transaction.

                Based on our expected financial performance, our compliance with our bank covenants, as amended, in 2004, and our expected compliance with our bank covenants in 2005, we continue to classify the long-term portion of our outstanding bank debt as long-term. However, there can be no assurance that our financial performance will improve or that we will comply with our bank covenants in the future.

                Failure to comply with any of these restrictions could result in a default under this loan facility. Following a default, the bank may determine not to make any additional financing available under the revolving line of credit, could accelerate any portion of or all of the outstanding indebtedness and could foreclose on the real and personal property securing the loans.

                At December 31, 2004, we had state net operating loss carryforwards of $15,167,000, primarily to offset New Jersey taxable income, which expire in varying amounts beginning in 2010 through 2014. We have provided valuation allowances for all of the state net operating loss carryforwards due to the uncertainty of realizing future tax benefits from these net operating loss carryforwards. In addition, we have state research and development, manufacturing and other credits of $1,093,000, primarily to offset New Jersey income taxes, which expire in varying amounts beginning in 2005 through 2011. At December 31, 2004, our subsidiary in The Netherlands has net operating loss carryforwards aggregating $4,182,000 expiring in varying amounts beginning 2005 through 2010. We have not recognized any benefit from these net operating loss carryforwards in the consolidated financial statements because realization of the future tax benefits is uncertain. See Note 12 of “Notes to Consolidated Financial Statements.”

                In February, 2001, we entered into a distribution agreement with Alphatec to market two metal spinal implant systems. This agreement required us to make minimum purchase commitments of $6,000,000 over the two-year period beginning on April 1, 2002 or pay a shortfall penalty of 50%. In October, 2002, pursuant to a letter agreement, Alphatec waived the purchase commitment of $3,200,000 for the first year of the commitment period for a payment of $600,000. The purchase commitment was $2,800,000 for the second year of the commitment period. In 2002, we suspended the sale and distribution of one of the Alphatec metal spinal implant systems. Due to the continued uncertainty surrounding the re-introduction of this product into the market, we established a provision for all implant inventory and instrumentation of $1,430,000 and recorded a reserve of $1,079,000 for the estimated penalty for the second year commitment, since we did not expect to purchase sufficient inventory to satisfy the purchase commitment. In July, 2003, Alphatec filed an action against us arising out of the distribution agreement and in August, 2003, we answered Alphatec’s complaint and asserted counterclaims. In September, 2004, we executed a settlement agreement with Alphatec resolving all disputes between the parties and dismissing with prejudice all claims and counterclaims. Pursuant to the settlement agreement, we made a payment to Alphatec in the amount of $600,000 and returned to Alphatec all remaining inventory held by us that had been manufactured by Alphatec. As a result of the settlement, we reversed a portion of the reserves recorded in 2002 in the amount of $479,000. See Item 3., “Legal Proceedings” and Note 13 to “Notes to Consolidated Financial Statements” for more information.

                The following table summarizes our contractual obligations at December 31, 2004, and the effects such obligations are expected to have on our liquidity and cash flow in future periods.

(In thousands)	Total	Less Than One Year	Years 2-3	After 3 Years

Long-term debt(1)	$12,737	$2,661	$5,322	$4,754
Non-cancelable operating lease obligations	5,127	1,271	2,511	1,345

	$17,864	3,932	$7,833	$6,099

(1)
Represents the principal portion of long-term debt. Interest rates on long-term debt are variable based upon market conditions and the determination of a leverage ratio as defined in the Credit Facility. Our average effective interest rate in 2004 was 4.51%.

                We expect to continue to make investments in our business to support our direct distribution efforts and future programs and initiatives, which may deplete our available cash balances. We believe that our available cash and cash equivalents, available lines of credit and anticipated future cash flow from operations will be sufficient to meet our forecasted cash needs in 2005. Our future liquidity and capital requirements will depend upon numerous factors, including:

•
the progress of our product development programs and the need and associated costs relating to regulatory approvals, if any, which may be needed to commercialize some of our products under development, or those commercialized products whose regulatory status may change; and

•	the resources we devote to the development, manufacture and marketing of our services and products.

                We may seek additional funding to meet the needs of our long-term strategic plan. We can provide no assurance that such additional funds will be available, or if available, that such funds will be available on favorable terms.

Recent Accounting Developments

                In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51,” and in December, 2003 FASB issued a revised FIN 46(R), “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51,” (collectively referred to as “FIN 46”), both of which address consolidation of variable interest entities. FIN 46 expanded the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPE’s) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003 and the adoption of this portion of FIN 46 had no impact on our results of operation, cash flows, or financial position. FIN 46 applies in the first fiscal year or interim period ending after March 15, 2004, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not have any SPE’s or other agreements in which the counter party would be considered a variable interest entity, and therefore, adoption of FIN 46 had no impact on our results of operations, cash flows or financial position.

                In November, 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of Accounting Research Bulletin No. 43” (“SFAS No. 151”), which is the result of the FASB’s efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current period charges. SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities, with unfavorable fixed production overhead cost variances to be charged to operations currently and favorable fixed production overhead cost variances to be included in the costs of conversion. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, but earlier adoption is permitted. We have elected to adopt the provisions of SFAS No. 151 effective January 1, 2005. Based on our internal projections and assessments, we currently believe that there will be no material impact on our results of operations from the adoption of SFAS No. 151. However, if our actual results are materially less than our projections and expectations and as a result our production levels are less than the range of normal capacity, certain provisions of SFAS No. 151 may have a material impact on our results of operations. Such impact will only be determinable based on the actual facts and circumstances.

                In December, 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciations rights. SFAS No. 123R will require us to expense SBP awards as compensation costs for SBP transactions measured at fair value. SFAS No. 123R is effective beginning in our third quarter of 2005. In anticipation of the issuance of this new accounting standard and to provide additional incentive to our employees, our Board of Directors approved the accelerated vesting of all unvested stock options with an exercise price greater than $5.35, the closing price of our common stock on December 16, 2004.

                Stock options representing 615,352 shares of common stock were vested immediately as a result of this Board action. Although we are still evaluating the impact of applying the various provisions of SFAS No. 123R, we currently believe we will recognize between $200,000 and $400,000 of incremental pre-tax compensation expense in our 2005 statement of operations related to the adoption of SFAS No. 123R. We intend to adopt SFAS No. 123R using the modified prospective method. We are currently evaluating our long-term incentive plan related to the issuance of stock options, but no decisions have been made.

Impact of Inflation and Foreign Currency Exchange Fluctuations

                The results of operations for the periods discussed have not been materially affected by inflation. We are subject to foreign currency fluctuations for material changes in exchange rates between the U.S. dollar and the Euro. As our foreign operations continue to grow and represent a larger percentage of our consolidated revenues and profits, foreign currency translation adjustments will impact our operating results to a greater extent. The exchange rate as of December 31, 2004 was $1.36 U.S. dollars to one Euro compared to an exchange rate of $1.26 U.S. dollars to one Euro as of December 31, 2003. The average exchange rate for the year ended December 31, 2004 was $1.25 U.S. dollars to one Euro compared to an average exchange rate for the year ended December 31, 2003 of $1.13 U.S. dollars to one Euro. A 10% change in the average exchange rate, based on actual results for 2004, would impact revenues by approximately $1,200,000 and net income/loss by approximately $150,000.

                In fourth quarter 2003, as a result of a decision to utilize excess cash flow, if any, generated by our French subsidiary to repay the remaining outstanding balance of its intercompany debt, in accordance with SFAS No. 52, “Foreign Currency Translation”, we recognized the impact of foreign currency translation gains and losses on the outstanding balance of the intercompany debt in our results of operations. Foreign currency translation gains of $454,000 and $510,000 were recognized in other income (expense) in the consolidated statement of operations for the years ended December 31, 2004 and 2003, respectively, related to the impact of exchange rates between the U.S. dollar and the Euro. Future translation gains and losses may have a material impact on our results of operations in the event of significant changes in the exchange rate between the U.S. dollar and the Euro, although the impact of such gains and losses should not have any impact on consolidated cash flows.

                Foreign currency exchange fluctuations did not have a material impact on results of operations in 2002.

Litigation

                We are involved in various legal proceedings involving product liability and other matters and claims. For a complete discussion of these matters see, Item 3. “Legal Proceedings” and Note 13 of “Notes to Consolidated Financial Statements.” It is possible that our results of operations or liquidity and capital resources could be adversely affected by the ultimate outcome of the pending litigation or as a result of the costs of contesting such lawsuits.

Risk Factors

                We may need to secure additional financing to fund our long-term strategic plan.

                We expect to continue to make investments in our business to support our direct distribution efforts and future programs and initiatives, which may deplete our available cash balances. We believe that our available cash, cash equivalents, available lines of credit and anticipated future cash flow from operations will be sufficient to meet our forecasted cash needs in 2005. Our future liquidity and capital requirements will depend upon numerous factors, including:

•
the progress of our product development programs and the need and associated costs relating to regulatory approvals, if any, which may be needed to commercialize some of our products under development, or those commercialized products whose regulatory status may change; and

•	the resources we devote to the development, manufacture and marketing of our services and products.

                We may need to raise additional funds through the issuance of equity and/or debt financing in private placements or public offerings to provide funds to meet the needs of our long-term strategic plan. Additional funds may not be available, or if available, may not be available on favorable terms. Further equity financings, if obtained, may substantially dilute the interest of our pre-existing shareholders. Any additional debt financings may contain restrictive terms that limit our operating flexibility. As a result, any future financings could have a material adverse effect on our business, financial condition or results of operations.

                Failure to comply with covenants under our loan and security agreement could materially adversely impact our business, financial condition and results of operations.

                Our credit facility provides for a revolving line of credit, an equipment term loan and a mortgage. It also imposes on us certain restrictive operating and financial covenants. The covenants significantly limit or prohibit, among other things, our ability to make capital expenditures, advance or incur additional indebtedness, create liens on our assets, pay dividends, sell assets, engage in mergers or acquisitions, or make investments without the consent of the bank. Failure to comply with any of these restrictions could result in a default under this loan facility. Over the last several years we have obtained waivers to or amendments of our Credit Facility without which we would not have complied with one of our financial covenants. The loan facility also includes subjective acceleration provisions. Such provisions are based upon, in the reasonable opinion of the bank, the occurrence of any adverse or material change in our condition or affairs, financial or otherwise, which impairs the interests of the bank. Following a default, the lender may determine not to make any additional financing available under the revolving line of credit, could accelerate the indebtedness under the revolving line of credit, the equipment term loan and/or the mortgage, and could foreclose on the real and personal property securing the loans. Foreclosure would adversely affect our continued operations and our ability to repay the indebtedness under the loan facility. We may not have the funds to repay the debt upon acceleration.

                Our cash flows may be adversely impacted by our focus on direct distribution.

                Commencing in 2001, we began to distribute tissue forms directly to surgeons and hospitals. We expect to continue to expand our direct distribution efforts to surgeons and hospitals in future periods. As a result, we expect that revenues from direct distribution of tissue will grow significantly as a percentage of our consolidated revenues over the next several years. This change in distribution methodology has impacted and may negatively impact our future cash flow. As a greater percentage of our revenues are generated from direct shipments to hospitals and other healthcare providers, which typically pay invoices more slowly than our historical customer base, our accounts receivable balances may increase, therefore negatively impacting our cash flow.

                We are dependent upon one client who may provide up to 40% of our revenues.

                We are a processor of allograft bone tissue for large national and international not-for-profit organizations. During 2004, MTF accounted for approximately 21% of our consolidated revenues. We entered into a non-exclusive processing agreement with MTF in June, 2002, which expires on December 31, 2008. In addition, in 2004 and up through January 25, 2005, we had an exclusive processing agreement with ARC, which was terminated effective upon the sale of the assets of ARC’s tissue banking operations to MTF. ARC accounted for approximately 21% of consolidated revenues in 2004. In contemplation of MTF’s acquisition of ARC’s tissue banking operations, we entered into a second processing agreement with MTF, which expires on December 31, 2006 unless extended in accordance with the agreement, which requires MTF to provide us with the same level of standard donors as was to be supplied by ARC. See Item. 1 “Clients” for a more detailed discussion of these arrangements. The loss of MTF as a client or a substantial reduction in the amount of allograft bone tissue which we process for MTF would have a material adverse effect on our business, financial condition and results of operations.

                Our dependence upon a limited supply of human donors may curtail business expansion.

                Our allograft bone tissue processing business primarily depends upon the availability of bone and related connective tissue from human donors recovered by our clients, TRO’s and tissue banks that recover donated human cadaveric tissue for us or internationally from our own efforts. We rely on the efforts of not-for-profit donor procurement agencies, including our current clients, to educate the public and foster an increased willingness to donate bone tissue. These organizations may not be able to find a sufficient number of persons willing to donate, or may not be willing to provide, sufficient amounts of tissue to meet present or future demand for either allograft bone tissue or any allograft bone tissue-based osteogenic materials we are developing. Although we have taken steps to address this tissue supply problem, we cannot assure you that these efforts will be successful in the future or that we will otherwise be able to secure a sufficient supply of tissue. Our inability to secure enough donor tissue to meet our demands could have a material adverse effect on our business, financial condition and results of operations.

                We face strong competitive threats from firms with greater financial resources and lower costs.

                The allograft bone tissue we process competes in the bone graft market with autograft bone tissue, synthetic bone void fillers, growth factors and allograft bone tissue processed by others. Autograft bone tissue has traditionally been the primary choice for surgeons and we believe autograft bone tissue still represents approximately half of the United States bone graft market. In the international marketplace, autograft bone tissue along with bone graft substitutes, such as bovine bone tissue and synthetics, currently comprise most of the bone grafting market. Many of our competitors have greater financial resources than we do. For numerous circumstances and procedures for which autograft bone tissue transplantation is either not feasible or not desirable, there are a number of competing alternatives available, including allograft bone tissue processed by others and bone graft substitutes.

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

                In recent years, our Grafton® DBM and Graftech® Bio-implant products have faced increasing competitive pressures as more companies have developed, or have announced they are developing, products with characteristics similar to these products. Certain of those competitors have, in turn, partnered with large orthopaedic and spine companies to market the competing products they have developed. We expect that this competition will continue in the future. Many of these competitors have research and development, marketing and other resources that are significantly greater than ours. They also offer a full line of metal implants and other products used in spinal surgeries. This could give them a competitive advantage over us since they can offer surgeons a more complete line of products than we can.

                Our revenues will depend upon reimbursement from public and private insurers and national health systems.

                The continued ability of our clients to pay our processing charges for the processing of allograft bone tissue depends upon our or our clients’ ability to distribute processed allograft bone tissue and collect fees from end-users, which are typically hospitals. The ability of hospitals to pay fees for allograft bone tissue depends in part on the extent to which reimbursement for the costs of such materials and related treatments will continue to be available from government health administration authorities, private health coverage insurers and other organizations. We may have difficulty gaining market acceptance for our products and services if government and third-party payors do not provide adequate coverage and reimbursement.

                The medical community could choose not to use our allograft bone tissue products.

                We believe the market for allograft bone tissue will continue to be based primarily upon the use of such products by physicians specializing in the orthopaedic, spine, neurological and oral/maxillofacial surgical areas. Our future growth depends in part upon such physicians’ wider use of allograft bone tissue as an alternative to autograft bone tissue and other available materials and treatments. We have tried to educate physicians through our marketing activities. Our future efforts in this regard may fail to generate additional demand for our allograft tissue forms.

                Governmental regulation could restrict the use of our products or our procurement of tissue.

                In the United States, the procurement and transplantation of allograft bone tissue is subject to federal law pursuant to NOTA, a criminal statute which prohibits the purchase and sale of human organs used in human transplantation, including bone and related tissue, for “valuable consideration.” NOTA permits reasonable payments associated with the removal, transportation, processing, preservation, quality control, implantation and storage of human bone tissue. We provide services in all of these areas, with the exception of removal and implantation and receive payments for all such services. We make payments to certain of our clients, TRO’s and tissue banks for their services related to recovering allograft bone tissue on our behalf. If NOTA is interpreted or enforced in a manner which prevents us from receiving payment for services we render or which prevents us from paying TRO’s or certain of our clients for the services they render for us, our business could be materially, adversely affected.

                We are engaged through our direct sales and marketing employees and our independent sales representatives in ongoing efforts designed to educate the medical community as to the benefits of processed allograft bone tissue and in particular our allograft bone tissue forms, and we intend to continue our educational activities. Although we believe that NOTA permits payments in connection with these educational efforts as reasonable payments associated with the processing, transportation and implantation of our allograft bone tissue forms, payments in connections with such education efforts are not exempt from NOTA’s restrictions and our inability to make such payments in connection with our education efforts may prevent us from paying our sales representatives for their education efforts and could adversely affect our business and prospects. No federal agency or court has determined whether NOTA is, or will be, applicable to every allograft bone tissue-based material, which our processing technologies may generate. Assuming that NOTA applies to our processing of allograft bone tissue, we believe that we comply with NOTA, but there can be no assurance that more restrictive interpretations of, or amendments to, NOTA will not be adopted in the future which would call into question one or more aspects of our method of operations.

                The U.S. federal health care laws apply to certain aspects of our business if a customer submits a claim for an item or service that is reimbursed under Medicare, Medicaid or most other federally-funded health care programs. Of principal importance to us, federal law prohibits unlawful inducements for the referral of business reimbursable under federally-funded health care programs (the “Anti-Kickback Law”), such as remuneration provided to physicians to induce them to use certain tissue products or medical devices reimbursable by Medicare or Medicaid. The Anti-Kickback Law is subject to evolving interpretations. If a governmental authority were to conclude that we are not in compliance with applicable laws and regulations, Osteotech, its officers and employee, could be subject to severe criminal and civil penalties including, for example, exclusion from participation as a supplier of product to beneficiaries covered by Medicare or Medicaid.

                Our products are extensively regulated by federal and certain state agencies in the United States. Failure to comply with these requirements may subject us to administrative or judicial sanctions, such as the FDA’s refusal to clear pending applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, civil penalties, injunctions and/or criminal prosecution.

                In the United States, the allograft bone tissues that we process are regulated by the FDA as human tissue-based products under section 361 of the Public Health Service Act, and under certain circumstances, may be regulated as a medical device under the Food, Drug, and Cosmetic Act.

                FDA regulations generally do not require that human tissue-based products be cleared or approved before they are marketed. We are, however, required to register and list these products with the FDA and to comply with regulations concerning tissue donor screening and testing, and related procedures and record keeping. The FDA periodically inspects tissue processors to determine compliance with these requirements. Effective in May 2005, the FDA’s “Good Tissue Practice” regulations will go into effect, which would impose requirements on the manufacture of human tissue-based products, including tissue recovery, donor screening, donors testing, processing, storage, labeling, packaging and distribution. We believe we will comply with all aspects of the Good Tissue Practice regulations, although there can be no assurance that we will comply or will comply in a timely manner.

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

                The FDA has changed the regulatory status of our Grafton® DBM products and the consequences of that decision are uncertain.

                In March, 2002, the FDA informed us that the agency is changing the regulatory status of Grafton® DBM, and in its October 30, 2003 letter, the FDA indicated that its determination regarding Grafton® DBM is also to be applied to Grafton Plus™ DB, and will henceforth regulate all Grafton® DBM tissue forms as a medical device. Medical device regulation is a more stringent category of regulation and, in particular, medical devices require FDA clearance or approval. We believe the FDA’s change in its position regarding Grafton® DBM results from its decision to regulate all demineralized bone with a carrier, including those processed and marketed by some of our competitors, as medical devices. In 2004, we communicated to the FDA that we will file a 510(k) submission for our Grafton® DBM line of tissue forms and, as appropriate, for the private label DBM tissue forms we process. We filed three 510(k) submissions in late 2004 for our Grafton® and private label paste tissue forms and anticipate filing additional 510(k) submissions by the end of the second quarter of 2005 for our remaining Grafton® and private label DBM tissue forms. We believe that all of our Grafton® and private label DBM tissue forms will be eligible for 510(k) clearance, but we cannot be sure that we will not be required to obtain premarket approval, or that the FDA will issue any clearance or approval in a timely fashion, or at all. We cannot be sure that the FDA will clear or approve our submission or will clear or approve any or all claims that we currently make for Grafton® DBM. Failure to obtain FDA clearance or approval of Grafton® DBM, or any limitation on Grafton® DBM claims could materially adversely affect our results of operations and financial position.

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

                We consider our allograft bone tissue processing technology and procedures proprietary and rely primarily on patents to protect our technology and innovations. Consultants employed by third parties and persons working in conjunction with medical institutions unaffiliated with us have conducted significant research and development for our products. Accordingly, disputes may arise concerning the proprietary rights to information applied to our projects, which have been independently developed, by such consultants or medical institutions. In addition, you should recognize that although we have attempted to protect our technology with patents, our existing patents may prove invalid or unenforceable as to products or services marketed by our competitors. Our pending patent applications may not result in issued patents. Moreover, our existing or future products and technologies could be found to infringe the patents of others.

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

                If we were to lose a patent lawsuit in which another party is asserting that our products infringe its patents, we would likely be prohibited from marketing those products and could also be liable for significant damages. Either or both of these results may have a material adverse effect on our business, financial condition and results of operations. If we lose a patent lawsuit in which we are claiming that another party’s products are infringing our patents and thus, are unable to enforce our patents, it may have a material adverse effect on our business, financial condition and results of operations.

                Our products face competitive threats from alternate technologies.

                The primary advantage of synthetic bone substitutes and growth factors as compared to allograft bone tissue is that they do not depend on the availability of donated human tissue. In addition, members of the medical community and the general public may perceive synthetic materials and growth factors as safer than allograft-based bone tissue. The allograft bone tissue we process may be incapable of competing successfully with synthetic bone substitutes and growth factors which are developed and commercialized by others, which could have a material adverse effect on our business, financial condition and results of operations. Companies are also developing artificial disks, which would be used to replace a patient’s own injured, degenerated or diseased spinal disks. If these disks are successfully developed and commercialized, they could have a negative impact on our bio-implant business and, therefore, have a material adverse effect on our financial condition and results of operations.

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

                We may face lawsuits or governmental enforcement activities based on hazardous waste we generate in our operations.

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

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

                In the United States, we are exposed to interest rate risk. Changes in interest rates affect interest income earned on cash, cash equivalents and short-term investments and interest expense on short-term and long-term debt. We do not enter into derivative transactions related to our cash, cash equivalents or debt. Accordingly, we are subject to changes in interest rates. Based on our December 31, 2004 cash and cash equivalents and long-term debt, a 1% change in interest rates would have a negligible impact on our results of operations.

                The value of the U.S. dollar affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. We do not maintain hedging programs to mitigate the potential exposures of exchange rate risk. Accordingly, our results of operations are adversely affected by the strengthening of the U.S. dollar against currencies, primarily the Euro, in which we sell products and services or a weakening exchange rate against currencies in which we incur costs. Based on the operating results of our foreign operations for the year ended December 31, 2004, a 10% change in the exchange rates would impact our net income/loss by less than $150,000.

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

Item 9A.       Controls and Procedures

                Evaluation of Disclosure Controls and Procedures

                Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2004 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in accumulating and communicating to our management, including our Chief Executive Officer and Chief Financial Officer, the information required to be included in our periodic Securities and Exchange Commission filings, to allow them to make timely decisions regarding the required disclosures.

                Changes in Internal Control Over Financial Reporting

                There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

                Management’s Report On Internal Control Over Financial Reporting

                Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined by the Securities and Exchange Commission in Rule 13a-15(e) of the Exchange Act, internal control over financial reporting is a process designed by, or supervised by, the company’s principal executive and principal financial officers, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

                Our internal control over financial reporting includes policies and procedures, that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

                Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

                Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2004. Management’s assessment of the effectiveness of the internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Item 9B.         Other Information

                None

PART III

Item 10.         Directors and Executive Officers of the Registrant

                The sections of our 2005 Proxy Statement entitled “Election of Directors” and “Business Experience of Executive Officers” are incorporated herein by reference.

Item 11.         Executive Compensation

                The section of our 2005 Proxy Statement entitled “Executive Compensation” is incorporated herein by reference.

Item 12.         Security Ownership of Certain Beneficial Owners and Management

                The sections of our 2005 Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” are incorporated herein by reference.

Item 13.         Certain Relationships and Related Transactions

                None.

Item 14.         Principal Accountant Fees and Services

                The section of our 2005 Proxy Statement entitled “Principal Accountant Fees and Services” is incorporated herein by reference.

PART IV

Item 15.         Exhibits and Financial Statement Schedules

                (a)(1) and (2). The response to this portion of Item 15 is submitted as a separate section of this report commencing on page F-1.

                (a)(3) and (b). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description	Page Number

3.1	Restated Certificate of Incorporation of Osteotech, as amended (incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K, filed on March 27, 2002)	*

3.2	Third Amended and Restated Bylaws of Osteotech (incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K, filed on March 27, 2002)	*

3.3	Form of Stock Certificate (incorporated by reference to Exhibit 3.4 to Registrant’s Registration Statement on Form S-1 (File No. 33-40463), filed on June 14, 1991)	*

3.4
Certificate of Retirement and Prohibition or Reissuance of Shares of Osteotech, Inc. dated April 4, 2002 (incorporated by reference to Exhibit 3.4 to Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2002)
*

4.1
Rights Agreement dated as of February 1, 1996 between Osteotech, Inc. and Registrar and Transfer Co., as amended (incorporated by reference to Exhibit 4.3 to Registrant’s Annual Report on Form 10-K, filed on March 27, 2002)
*

10.1	1991 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K, filed on March 27, 2002) ^	*

10.2
1991 Independent Directors Stock Option Plan, as amended (incorporated by reference to Exhibit 28.2 to Registrant’s Registration Statement on Form S-8 (File No. 33-44547), filed on December 17, 1991) ^
*

10.3
Processing Agreement between Osteotech and Stichting Eurotransplant Nederland, dated September 26, 1988 (incorporated by reference to Exhibit 10.7 to Registrant’s Registration Statement on Form S-1 (File No. 33-40463), filed on May 9, 1991) #
*
56

10.4	Form of Confidentiality Agreement and Non-Competition Agreement with executive officers (incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K, filed on March 27, 2002)	*

10.5
Agreement dated December 10, 1996 between American Red Cross Tissue Services and Osteotech (incorporated by reference to Exhibit 10.26 to Registrant’s Annual Report on Form 10-K, filed on March 27, 1997) #
*

10.6
Lease for Osteotech’s Shrewsbury, New Jersey processing facility (incorporated by reference to Exhibit 10.2 to Registrant’s Registration Statement on Form S-1 (File No. 33-40463), filed on May 9, 1991)
*

10.7
Sixth Modification of Lease for Osteotech’s Shrewsbury, New Jersey processing facility (incorporated by reference to Exhibit 10.22 to Registrant’s Quarterly Report on Form 10-Q, filed on November 13, 1998)
*

10.8	Employment Agreement with Michael J. Jeffries dated January 1, 1998 (incorporated by reference to Exhibit 10.35 to Registrant’s Annual Report on Form 10-K, filed on March 31, 1998) ^	*

10.9	Employment Agreement with James L. Russell dated December 18, 1997 (incorporated by reference to Exhibit 10.37 to Registrant’s Annual Report on Form 10-K, filed on March 31, 1998) ^	*

10.10	The Management Performance Bonus Plan (incorporated by reference to Exhibit 10.29 to Registrant’s Annual Report on Form 10-K, filed on March 31, 1999) ^	*

10.11	Employment Agreement with Richard Russo dated April 1, 1997 (incorporated by reference to Exhibit 10.30 to Registrant’s Annual Report on Form 10-K, filed on March 31, 1999) ^	*

10.12	Employment Agreement with Richard W. Bauer dated December 4, 1998 (incorporated by reference to Exhibit 10.32 to Registrant’s Annual Report on Form 10-K, filed on March 31, 1999) ^	*

10.13
Loan and Security Agreement among Summit Bank, Osteotech, Inc., Osteotech Investment Corp., Cam Implants Inc., Cam Implants B.V., Osteotech/CAM Services B.V. and OST Developpement dated June 10, 1999 (incorporated by reference to Exhibit 10.33 to Registrant’s Quarterly Report on Form 10-Q, filed on August 16, 1999)
*
57

10.14
Amended and Restated Processing Agreement entered into September 11, 2000 by Osteotech, Inc., Musculoskeletal Transplant Foundation and Biocon, Inc. (incorporated by reference to Exhibit 10.36 to Registrant’s Quarterly Report on Form 10-Q, filed on November 14, 2000) #
*

10.15
Mortgage Term Note among Summit Bank, Osteotech, Inc., Osteotech Investment Corp., Cam Implants Inc., Osteotech, B.V., H.C. Implants, B.V., Cam Implants, B.V., Osteotech/CAM Services, B.V. and OST Developpement dated December 8, 2000 (incorporated by reference to Exhibit 10.37 to Registrant’s Annual Report on Form 10-K, filed on April 2, 2001)
*

10.16
Allonge to Loan and Security Agreement among Summit Bank, Osteotech, Inc., Osteotech Investment Corp., Cam Implants Inc., Osteotech, B.V., H.C. Implants, B.V., Cam Implants, B.V., Osteotech/CAM Services, B.V. and OST Developpement dated December 8, 2000 (incorporated by reference to Exhibit 10.38 to Registrant’s Annual Report on Form 10-K, filed on April 2, 2001)
*

10.17
Allonge to Equipment Loan Note among Summit Bank, Osteotech, Inc., Osteotech Investment Corp., Cam Implants Inc., Osteotech, B.V., H.C. Implants, B.V., Cam Implants, B.V., Osteotech/CAM Services, B.V. and OST Developpement dated December 8, 2000 (incorporated by reference to Exhibit 10.39 to Registrant’s Annual Report on Form 10-K, filed on April 2, 2001)
*

10.19
Second Allonge to Loan and Security Agreement among Fleet National Bank, Successor in Interest to Summit Bank, Osteotech, Inc., Osteotech Investment Corp., Cam Implants Inc., Osteotech, B.V., H.C. Implants, B.V., Cam Implants, B.V., Osteotech/Cam Services, B.V. and OST Developpement dated March 8, 2001 (incorporated by reference to Exhibit 10.41 to Registrant’s Annual Report on Form 10-K, filed on April 2, 2001)
*

10.20
Second Allonge to Equipment Loan Note among Fleet National Bank, Successor in Interest to Summit Bank, Osteotech, Inc., Osteotech Investment Corp., Cam Implants Inc., Osteotech, B.V., H.C. Implants, B.V., Cam Implants, B.V., Osteotech/Cam Services, B.V. and OST Developpement dated March 8, 2001 (incorporated by reference to Exhibit 10.42 to Registrant’s Annual Report on Form 10-K, filed on April 2, 2001)
*
58

10.21
Allonge to Convertible Revolving Note among Fleet National Bank, Successor in Interest to Summit Bank, Osteotech, Inc., Osteotech Investment Corp., Cam Implants Inc., Osteotech, B.V., H.C. Implants, B.V., Cam Implants, B.V., Osteotech/Cam Services, B.V. and OST Developpement dated March 8, 2001 (incorporated by reference to Exhibit 10.43 to Registrant’s Annual Report on Form 10-K, filed on April 2, 2001)
*

10.22
Primary Agreement Carrier and Bio-Implant Allografts by and between LifeNet and Osteotech dated January 4, 2002 (incorporated by reference to Exhibit 10.44 to Registrant’s Current Report on Form 8-K, filed on March 8, 2002)
*

10.23	Amended and Restated 2000 Stock Plan (incorporated by reference to Exhibit 10.41 to Registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2003) ^	*

10.24
Third Allonge to Loan and Security Agreement among Fleet National Bank, Successor in Interest to Summit Bank, Osteotech, Inc., Osteotech Investment Corp., Cam Implants Inc., Osteotech, B.V., H.C. Implants, B.V., Cam Implants, B.V., Osteotech/Cam Services, B.V. and OST Developpement dated September 10, 2001 (incorporated by reference to Exhibit 10.47 to Registrant’s Annual Report on Form 10-K, filed on March 27, 2002)
*

10.25
Third Allonge to Equipment Loan Note among Fleet National Bank, Successor in Interest to Summit Bank, Osteotech, Inc., Osteotech Investment Corp., Cam Implants Inc., Osteotech, B.V., H.C. Implants, B.V., Cam Implants, B.V., Osteotech/Cam Services, B.V. and OST Developpement dated September 10, 2001 (incorporated by reference to Exhibit 10.48 to Registrant’s Annual Report on Form 10-K, filed on March 27, 2002)
*

10.26
Second Allonge to Convertible Revolving Note among Fleet National Bank, Successor in Interest to Summit Bank, Osteotech, Inc., Osteotech Investment Corp., Cam Implants Inc., Osteotech, B.V., H.C. Implants, B.V., Cam Implants, B.V., Osteotech/Cam Services, B.V. and OST Developpement dated September 10, 2001 (incorporated by reference to Exhibit 10.49 to Registrant’s Annual Report on Form 10-K, filed on March 27, 2002)
*
59

10.27
Agreement of Amendment to Loan and Security Agreement, Mortgage, Assignment of Leases and Other Documents by and among Fleet National Bank, Osteotech, Inc., Osteotech Investment Corporation, CAM Implants, Inc., Osteotech, B.V., H.C. Implants, B.V., CAM Implants, B.V., Osteotech/CAM Services, B.V., Osteotech, S.A., and OST Developpement S.A. dated March 13, 2002 (incorporated by reference to Exhibit 10.51 to Registrant’s Annual Report on Form 10-K, filed on March 27, 2002)
*

10.28
Amendment to License and Option Agreement between IsoTis N.V. and H.C. Implants B.V. and Osteotech dated April 8, 2002 (incorporated by reference to Exhibit 10.55 to Registrant’s Quarterly Report on Form 10-Q, filed on April 19, 2002)
*

10.29
Second Amended and Restated Processing Agreement by and among Musculoskeletal Transplant Foundation, Biocon, Inc., and Osteotech, Inc. dated as of June 1, 2002 (incorporated by reference to Exhibit 10.57 to Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2002) #
*

10.30
Settlement Agreement and Release by and among Osteotech, Inc. and Osteotech Investment Corporation, the Musculoskeletal Transplant Foundation, and Synthes Spine Company, L.P., dated as of June 1, 2002 (incorporated by reference to Exhibit 10.56 to Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2002)
*

10.31
License Agreement by and among Osteotech, Inc., Osteotech, Inc., Osteotech Investment Corporation, Musculoskeletal Transplant Foundation, Biocon, Inc., and Synthes Spine Company, L.P., dated as of June 1, 2002 (incorporated by reference to Exhibit 10.58 to Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2002) #
*

10.32
Asset Purchase Agreement between Cam Implants B.V. and Cam Acquisition B.V. dated July 10, 2002 (incorporated by reference to Exhibit 10.59 to Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2002) #
*

10.34	Form of Change in Control Agreement with Executive Officers except Marc Burel (incorporated by reference to Exhibit 10.61 to Registrant’s Quarterly Report on Form 10-Q, filed on November 14, 2002) ^	*
60

10.38
Allonge to Agreement of Amendment to the Loan and Security Agreement, Mortgage, Assignment of Leases and Other Documents by and among Fleet National Bank, Osteotech, Inc., Osteotech Investment Corporation, CAM Implants, Inc., Osteotech, B.V., H.C. Implants, B.V., CAM Implants, B.V., Osteotech/CAM Services, B.V., Osteotech, SA, and OST Developpement SA. dated November 13, 2002 (incorporated by reference to Exhibit 10.37 to Registrant’s Annual Report on Form 10-K, filed on March 31, 2003)
*

10.39
Exclusive Marketing Agreement, by and among Osteotech, Inc., LifeNet, DePuy Orthopaedics, Inc. and DePuy Spine, Inc. dated December 13, 2002 (incorporated by reference to Exhibit 10.38 to Registrant’s Annual Report on Form 10-K, filed on March 31, 2003) #
*

10.40
Letter Amendment to Agreement dated December 10, 1996, by and between the American Red Cross and Osteotech, Inc. dated October 27, 2002 (incorporated by reference to Exhibit 10.39 to Registrant’s Annual Report on Form 10-K, filed on March 31, 2003) #
*

10.41
Second Allonge to Loan and Security Agreement among Fleet National Bank, Successor in Interest to Summit Bank, Osteotech, Inc., Osteotech, B.V., H.C. Implants, B.V., Cam Implants, B.V., Osteotech/Cam Services, B.V., Osteotech Implants, B.V., Osteotech S.A. and OST Developpement dated March 27, 2003 (incorporated by reference to Exhibit 10.40 to Registrant’s Quarterly Report on Form 10-Q, filed on May 13, 2003)
*

10.42
Joint Settlement Agreement and Release by and among Osteotech, Inc., GenSci Orthobiologics, Inc. and GenSci Regeneration Sciences, Inc., dated as of May 29, 2003 (incorporated by reference to Exhibit 10.42 to Registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2003)
*

10.43
First Amendment to Joint Settlement Agreement and Release by and among Osteotech, Inc., GenSci Orthobiologics, Inc. and GenSci Regeneration Sciences, Inc., dated as of August 2003 (incorporated by reference to Exhibit 10.43 to Registrant’s Quarterly Report on Form 10-Q, filed on November 13, 2003)
*

10.44	Lease for Osteotech’s Eatontown facility (incorporated by reference to Exhibit 10.30 to Registrant’s Annual Report on Form 10-K, filed on March 30, 1995)	*
61

10.45	First Modification to Lease for Osteotech’s Eatontown facility (incorporated by reference to Exhibit 10.45 to Registrant’s Annual Report on Form 10-K, filed on March 15, 2004	*

10.47
Third Allonge to Loan and Security Agreement among Fleet National Bank, Successor in Interest to Summit Bank, Osteotech, Inc., Osteotech B.V., H.C. Implants, B.V., CAM Implants, B.V., Osteotech/CAM Services, B.V., Osteotech Implants, B.V., Osteotech S.A. and OST Developpement dated April 30, 2004 (incorporated by reference to Exhibit 10.47 to Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2004)
*

10.48	Employment Agreement with Sam Owusu-Akyaw dated July 2, 2004 (incorporated by reference to Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q, filed on November 8, 2004)	*

10.49
Employee Non-Competition, Non-Solicitation, Confidential Information and Inventions Agreement with Sam Owusu-Akyaw dated July 2, 2004 (incorporated by reference to Exhibit 10.49 to Registrant’s Quarterly Report on Form 10-Q, filed on November 8, 2004)
*

10.51	Processing Agreement between Musculoskeletal Transplant Foundation, Inc., Biocon, Inc. and Osteotech, Inc. dated December 22, 2004 [ ]	+

10.52	Form of Nontransferable Incentive Stock Option Agreement for all incentive option grants, including option grants to Members of the Board of Directors and Executive Officers	+

10.53	Form of Nontransferable Non-Incentive Stock Option Agreement for all non-incentive option grants, including option grants to Members of the Board of Directors and Executive Officers	+

21.1	Subsidiaries of the Registrant	+

23.1	Consent of PricewaterhouseCoopers LLP	+

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+
62

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

*	Previously filed; incorporated herein by reference
+	Filed herewith
^	Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 10(iii)
#	Copy omits information for which confidential treatment has been granted
[ ]	Copy omits information for which confidential treatment has been requested.
63

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2005	OSTEOTECH, INC.

	By:	/s/ RICHARD W. BAUER
———————————
Richard W. Bauer Chief Executive Officer (Principal Executive Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/DONALD D. JOHNSTON	Chairman of the	March 28, 2005
————————————	Board of Directors
Donald D. Johnston

/s/RICHARD W. BAUER	Chief Executive	March 28, 2005
———————————	Officer (Principal Executive
Richard W. Bauer	Officer) and Director

/s/SAM OWUSU-AKYAW	President, Chief Operating	March 28, 2005
———————————	Officer and Director
Sam Owusu-Akyaw

/s/MICHAEL J. JEFFRIES	Executive Vice President	March 28, 2005
———————————	Chief Financial Officer
Michael J. Jeffries	(Principal Financial
Accounting Officer),
Secretary and Director

/s/KENNETH P. FALLON III	Director	March 28, 2005
————————————
Kenneth P. Fallon III

/s/STEPHEN S. GALLIKER	Director	March 28, 2005
————————————
Stephen S. Galliker

/s/JOHN P. KOSTUIK	Director	March 28, 2005
—————————
John P. Kostuik

/s/ROBERT J. PALMISANO	Director	March 28, 2005
————————————
Robert J. Palmisano

/s/THOMAS M. PATTON	Director	March 28, 2005
———————————
Thomas M. Patton

/s/STEPHEN J. SOGIN	Director	March 28, 2005
——————————
Stephen J. Sogin
64

OSTEOTECH, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                  All schedules, except for the one set forth above, have been omitted since the information required is included in the financial statements or accompanying notes or have been omitted as not applicable or not required.

F - 1

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
    Stockholders of Osteotech, Inc.:

We have completed an integrated audit of Osteotech Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Osteotech, Inc. and subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider

F - 2

necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 25, 2005

F - 3

OSTEOTECH, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (dollars in thousands)

December 31,	2004	2003

ASSETS

Current assets:
Cash and cash equivalents	$13,391	$15,326
Accounts receivable, net of allowance of
$1,468 in 2004 and $1,487 in 2003	14,795	15,187
Deferred processing costs	36,049	29,013
Inventories	1,202	3,581
Income tax receivable	3,172	135
Deferred tax assets	585	5,511
Prepaid expenses and other current assets	1,838	1,699

Total current assets	71,032	70,452

Property, plant and equipment, net	37,447	47,107

Goodwill	1,669	1,669
Other assets	6,256	7,985

Total assets	$116,404	$127,213

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$11,532	$11,407
Current maturities of long-term debt	2,661	2,661

Total current liabilities	14,193	14,068

Long-term debt	10,076	13,262
Other liabilities	740	3,663

Total liabilities	25,009	30,993

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares
authorized; no shares issued or outstanding
Common stock, $.01 par value; 70,000,000 shares
authorized; issued and outstanding 17,175,474 shares in 2004
and 17,117,720 shares in 2003	172	171
Additional paid-in capital	64,482	64,170
Accumulated other comprehensive income	750	605
Retained earnings	25,991	31,274

Total stockholders’ equity	91,395	96,220

Total liabilities and stockholders’ equity	$116,404	$127,213

The accompanying notes are an integral part of these consolidated financial statements.
F - 4

OSTEOTECH, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (dollars in thousands, except per share data)

Year ended December 31,	2004	2003	2002

Net revenues:
Service	$85,120	$87,759	$77,041
Product	3,457	6,674	6,333

	88,577	94,433	83,374

Cost of services	49,686	37,034	37,292
Cost of products	2,816	5,037	8,979

	52,502	42,071	46,271

Gross profit	36,075	52,362	37,103

Marketing, selling, and general and administrative	38,127	37,786	38,256
Research and development	4,578	3,944	3,927

	42,705	41,730	42,183

Income (charge) from litigation settlements		7,500	(1,785)

Operating income (loss)	(6,630)	18,132	(6,865)

Other income (expense):
Interest income	269	144	246
Interest expense	(646)	(1,107)	(1,342)
Gain on sale of intellectual property	575		950
Other	302	577	175

	500	(386)	29

Income (loss) from continuing operations before
income taxes	(6,130)	17,746	(6,836)

Income tax provision (benefit)	(847)	6,879	(5,588)

Income (loss) from continuing operations	(5,283)	10,867	(1,248)

Income from discontinued operations, net of loss
on disposal of $291 in 2002			93

Net income (loss)	$(5,283)	$10,867	$(1,155)

Net income (loss) per share:
Basic:
Income (loss) from continuing operations	$(.31)	$.64	$(.08)
Discontinued operations			.01

Net income (loss)	$(.31)	$.64	$(.07)

Diluted
Income (loss) from continuing operations	$(.31)	$.62	$(.08)
Discontinued operations			.01

Net income (loss)	$(.31)	$.62	$(.07)

Shares used in computing net income (loss) per share:
Basic	17,146,127	17,059,495	15,904,132
Diluted	17,146,127	17,520,959	15,904,132

The accompanying notes are an integral part of these consolidated financial statements.
F - 5

OSTEOTECH, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (dollars in thousands)

Years ended December 31, 2004, 2003, and 2002

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Balance at December 31, 2001	14,098,264	$140	$47,076	$(653)	$21,562	$68,125
Net loss					(1,155)	(1,155)
Currency translation adjustments				731		731

Total comprehensive loss						(424)
Sale of common stock	2,800,000	28	15,728			15,756
Exercise of stock options	47,500	1	172			173
Common stock issued pursuant to
employee stock purchase plan	55,608	1	354			355
Tax benefits related to stock options			38			38

Balance at December 31, 2002	17,001,372	170	63,368	78	20,407	84,023
Net income					10,867	10,867
Currency translation adjustments				527		527

Total comprehensive income						11,394
Exercise of stock options	80,437	1	375			376
Common stock issued pursuant to
employee stock purchase plan	35,911		305			305
Tax benefits related to stock options			122			122

Balance at December 31, 2003	17,117,720	171	64,170	605	31,274	96,220
Net loss					(5,283)	(5,283)
Currency translation adjustments				145		145

Total comprehensive loss						(5,138)
Exercise of stock options	22,875		104			104
Common stock issued pursuant to
employee stock purchase plan	34,879	1	191			192
Tax benefits related to stock options			17			17

Balance at December 31, 2004	17,175,474	$172	$64,482	$750	$25,991	$91,395

The accompanying notes are an integral part of these consolidated financial statements.
F - 6

OSTEOTECH, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in thousands)

Year ended December 31,	2004	2003	2002

Cash Flow From Operating Activities
Net income (loss)	$(5,283)	$10,867	$(1,155)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	8,343	8,498	8,230
Non-cash portion of impairment charge	4,353
Deferred income taxes	2,024	2,230	(1,840)
Net provision for metal spinal implant systems	994		4,654
Gain on sale of intellectual property	(575)		(950)
Reversal of tax liability			(2,557)
Income tax benefit related to stock options	17	122	38
Changes in assets and liabilities:
Accounts receivable	494	(2,978)	3,934
Deferred processing costs	(6,878)	(13,459)	(3,938)
Inventories	1,421	1,392	(1,040)
Prepaid expenses and other current assets	(2,977)	2,732	(2,445)
Note receivable from patent litigation
Settlement	1,000	(5,000)
Accounts payable and other liabilities	(480)	380	(4,564)

Net cash provided by (used in) operating activities	2,453	4,784	(1,633)

Cash Flow From Investing Activities
Capital expenditures	(1,803)	(1,571)	(4,911)
Proceeds from sale of foreign operation			1,000
Proceeds from sale of investments		3,948
Purchases of investments			(3,948)
Proceeds from sale of intellectual property	575		1,000
Other, net	(335)	516	(383)

Net cash provided by (used in) investing activities	(1,563)	2,893	(7,242)

Cash Flow From Financing Activities
Proceeds from issuance of common stock	296	681	16,284
Principal payments on long-term debt	(3,186)	(2,660)	(2,630)

Net cash provided by (used in) financing activities	(2,890)	(1,979)	13,654

Effect of exchange rate changes on cash	65	(412)	69

Net increase (decrease) in cash and cash equivalents	(1,935)	5,286	4,848
Cash and cash equivalents at beginning of year	15,326	10,040	5,192

Cash and cash equivalents at end of year	$13,391	$15,326	$10,040

The accompanying notes are an integral part of these consolidated financial statements.
F - 7

OSTEOTECH, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

Osteotech, Inc. (the “Company”) provides services and develops, markets and sells products to the orthopaedic, neurological, oral/maxillofacial, and general surgery markets in the United States and Europe. The Company’s current technology, products and services, and those under development, are focused primarily on the repair and healing of the musculoskeletal system. The Company is engaged in the processing of human bone and bone connective tissue (collectively, “allograft bone tissue”) used for transplantation. The allograft bone tissue forms processed by the Company are used in a variety of surgical procedures. For the Company’s proprietary products, Grafton® DBM and Grafton® Bio-implants, the Company performs the medical education to teach surgeons about the uses of these tissue forms and the Company and/or its clients generally distributed and invoice these tissue forms to hospitals and surgeons.

The Company has two primary operating segments: the Demineralized Bone Matrix (DBM) Segment (the “DBM Segment”), and Base Allograft Bone Tissue Segment (the “Base Tissue Segment”). In addition to these two primary segments, the Company marketed and distributed metal spinal implant products up through June 30, 2004 (see Note 4, “Continuing Operations-Gains and Charges.”), and processes, markets and distributes bovine bone tissue products outside of the United States.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Critical Accounting Policies and Estimates

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates the estimates and may adjust them based upon the latest information available. These estimates generally include those related to product returns, bad debts, inventories including purchase commitments, deferred processing costs including reserves for rework, excess and obsolescence, intangible assets, income taxes, contingencies and litigation. The Company bases the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

•
The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which would increase our operating costs.

•
The Company records reductions to revenue for estimated returns based upon historical experience. If future returns are less than historical experience, reduction in estimated reserves would increase revenue. Alternatively, should returns exceed historical experience, additional allowances would be required, which would reduce revenue.

F - 8

OSTEOTECH, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

•
The Company writes down inventory and deferred processing costs for estimated excess, obsolescence, or unmarketable products and allograft bone tissue forms equal to the difference between cost and the estimated market value based upon assumptions about future demand and market conditions. Excess and obsolescence could occur from numerous factors, including, but not limited to, the competitive nature of the market, technological change, expiration and changes in surgeon preference. If actual market conditions are less favorable than those projected by management, additional write-downs may be required, including provisions to reduce inventory and deferred processing costs to net realizable value. In addition, the Company provides reserves, if any, for the difference between its contractual purchase commitments and its projected purchasing patterns based upon maintenance of adequate inventory levels and forecasted revenues. If actual revenue is less favorable than those forecasted by management, additional reserves may be required; alternatively, if revenue is stronger than forecasted by management, such reserves would be reduced.

•
The Company depreciates/amortizes its property, plant and equipment based upon the Company’s estimate of the respective asset’s useful life. In addition, the Company evaluates impairments of its property, plant and equipment based upon an analysis of estimated undiscounted future cash flows. If the Company determines that a change is required in the useful life of an asset, future depreciation/amortization is adjusted accordingly. Alternatively, should the Company determine that an asset has been impaired, an adjustment would be charged to income based on its fair market value, or expected discounted cash flows if the fair market value is not readily determinable, reducing income in that period.

•
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

•
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

•
Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits or claims. When the Company is reasonably able to determine the probable minimum or ultimate liability, if any, which may result from any of the pending litigation, the Company will record a provision for such liability, and if appropriate, will record a benefit for the amounts covered by insurance. If the outcome or resolution of the pending suit or claim is for amounts greater than accrued, an adjustment will be charged to income in the period the determination is

F - 9

OSTEOTECH, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

made. Alternatively, should the suit or claim be for less than accrued, the Company would increase income in the period the determination is made.

Consolidated Financial Statements

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany transactions and balances are eliminated.

Revenue Recognition

The Company principally derives revenue from allograft bone tissue processing services, the distribution of allograft bone tissue grafts and other non-allograft tissue products. Revenues for products and services, net of trade discounts and allowances, are recognized once delivery has occurred provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectibility is reasonably assured. Delivery is considered to have occurred when risk of loss has transferred to the Company’s clients or customers, usually upon shipment to such customers or clients, except for consigned inventory, when delivery is considered to have occurred at the time that the allograft bone tissue or non-allograft tissue product is consumed by the customer.

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

Inventories

Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method. Inventories consist of supplies and raw materials, which principally support the Company’s two primary operating segments, and finished goods, which principally support the Company’s other product lines.

F - 10

OSTEOTECH, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Major renewals and betterments are capitalized while maintenance and repairs are expensed as incurred. Interest, if any, is capitalized in connection with the construction of major facilities. The capitalized interest is recorded as part of the underlying assets and is amortized over each respective asset’s estimated useful life. The cost of leasehold improvements is amortized on the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Depreciation is computed on the straight-line method over the following estimated useful lives of the assets:

Building and improvements	10 to 20 years
Machinery and equipment	5 to 10 years
Computer hardware and software	5 years
Office equipment, furniture and fixtures	5 years
Spinal instruments for allograft tissues	3 years

When depreciable assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statement of operations.

Goodwill

The Company’s goodwill arose in the acquisition of its French subsidiary in 1999 and relates mainly to the Company’s activities in the DBM Segment. Goodwill related to the Company’s subsidiary in The Netherlands was written off in 2002 when the Company sold the business and substantially all of the assets, net of certain liabilities of this operation. Pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, beginning in 2002, the Company does not amortize goodwill.

The Company, pursuant to SFAS No. 142, evaluates goodwill annually for impairment. In accordance with the provisions of SFAS No. 142, the Company completed an evaluation of the carrying value of its goodwill as of January 1, 2004 and 2005 and determined that there was no impact on the Company’s consolidated financial statements as a result of such evaluation.

Other Intangible Assets

The Company’s other intangibles, which principally represent patents and patent applications of $2,846,000 and $3,800,000 as of December 31, 2004 and 2003, respectively, are recorded at cost. The carrying value of such intangibles are $1,710,000 and $2,378,000 for the same respective periods. Patents are amortized over their estimated useful lives ranging from five to ten years. Patent application costs of $1,302,000 in 2004 and $1,889,000 in 2003 will commence amortization upon grant of the patent or expensed if the application is rejected, withdrawn or abandoned. Patent application costs aggregating $715,000 in 2004, $167,000 in 2003 and $152,000 in 2002 have been charged to expense since the related patent applications have been withdrawn or abandoned. Amortization expense for these intangibles was $396,000, $262,000 and $245,000 for the years ended December 31, 2004, 2003, and 2002, respectively. Amortization expense for the next five years is: $129,000 in 2005; $112,000 in 2006; $88,000 in 2007; $56,000 in 2008 and $17,000 in 2009.

F - 11

OSTEOTECH, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

The Company continually monitors events and circumstances that could indicate carrying amounts of long-lived assets, including intangible assets, may not be recoverable. When such events or changes in circumstances occur we assess recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the asset, or discounted estimated future cash flows if fair value is not readily determinable.

Research and Development

Research and development costs, which principally relate to internal costs for the development of new technologies, processes and products, are expensed as incurred.

Stock Options

The Company accounts for stock option awards in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations (“APB No. 25”). Accordingly, no compensation expense has been recognized for stock options, since all options have been granted with an exercise price equal to the market price of the underlying common stock on the date of grant. The Company has adopted the “disclosure only” provisions of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123). Pro forma information regarding net income/loss and net income/loss per share is required by SFAS No. 123, and has been determined as if the Company accounted for its stock options on a fair value basis. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized on a straight-line basis to expense over the options’ vesting period.

In December, 2004, the Company’s Board of Directors approved the accelerated vesting of all unvested stock options with an exercise price greater than $5.35, the closing price of the Company’s common stock on December 16, 2004. Stock options representing 615,352 shares of the Company’s common stock were vested immediately as a result of this Board action. Compensation costs, net of tax, associated with the acceleration of these stock options of $1,066,000 are not reflected in the consolidated statement of operations in accordance with the provisions of APB No. 25, although such compensation costs are included in the following table in addition to the amounts that would have been reflected had this Board action not occurred in accordance with the “disclosure only” provisions of SFAS No. 123.

F - 12

OSTEOTECH, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table shows the estimated effect on earnings and per share data as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

(in thousands, except per share data)	2004	2003	2002

Net income (loss)
As reported:
Income (loss) from continuing operations	$(5,283)	$10,867	$(1,248)
Discontinued operations			93

Net income (loss)	$(5,283)	$10,867	$(1,155)

Impact on income (loss) from continuing
operations and net income (loss) related
to stock-based employee compensation expense,
net of tax	$1,942	$929	$292

Pro forma:
Income (loss) from continuing operations	$(7,225)	$9,938	$(1,540)
Discontinued operations			93

Net income (loss)	$(7,225)	$9,938	$(1,447)

Net income (loss) per share
As reported
Basic:
Income (loss) from continuing operations	$(.31)	$.64	$(.08)
Discontinued operations			.01

Net income (loss)	$(.31)	$.64	$(.07)

Diluted:
Income (loss) from continuing operations	$(.31)	$.62	$(.08)
Discontinued operations			.01

Net income (loss)	$(.31)	$.62	$(.07)

Pro forma
Basic:
Income (loss) from continuing operations	$(.42)	$.58	$(.10)
Discontinued operations			.01

Net income (loss)	$(.42)	$.58	$(.09)

Diluted:
Income (loss) from continuing operations	$(.42)	$.58	$(.10)
Discontinued operations			.01

Net income (loss)	$(.42)	$.58	$(.09)

The fair value for the option grants was estimated at the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

	2004	2003	2002

Expected life (years)	5	5	5
Risk free interest rate	3.47%	2.88%	3.33%
Volatility factor	82.00%	86.00%	80.00%
Dividend yield	0.00%	0.00%	0.00%

F - 13

OSTEOTECH, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Translation of Foreign Currency

In general, assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period, with the resulting translation gains and losses included in accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity. Revenues and expenses are translated at the weighted average exchange rates during the period. Foreign currency transaction gains and losses are included in other income (expense).

In fourth quarter 2003, as a result of a decision to utilize excess cash flow, if any, generated by the Company’s French subsidiary to repay the remaining outstanding balance of its intercompany debt, in accordance with SFAS No. 52, “Foreign Currency Translation”, the Company recognized the impact of foreign currency translation gains and losses on the outstanding balance of the intercompany debt in the Company’s results of operations. Foreign currency translation gains of $454,000 and $510,000 were recognized in other income (expense) in the consolidated statement of operations for the years ended December 31, 2004 and 2003, respectively, related to the impact of exchange rates between the U.S. dollar and the Euro. Future translation gains and losses may have a material impact on the Company’s results of operations in the event of significant changes in the exchange rate between the U.S. dollar and the Euro, although the impact of such gains and losses should not have any impact on the Company’s consolidated cash flows.

Concentrations of Credit Risk

The Company invests the majority of its excess cash in U.S. Government-backed securities and investment grade commercial paper of major U.S. corporations. The Company does not believe it is exposed to any significant credit risk on its cash equivalents.

The Company provides credit, in the normal course of business, to its clients and customers. In addition, the Company performs on-going evaluations of its clients’ and customers’ financial condition, but generally does not require collateral in support of available credit. The Company maintains an allowance for doubtful accounts and charges actual losses to the allowance when incurred. The Company had two customers who together account for 42%, 49% and 59% of consolidated revenues in 2004, 2003, and 2002, respectively. As of December 31, 2004 and 2003, these two customers together accounted for 32% and 32%, respectively, of consolidated outstanding accounts receivable. For one of these customers, the Company has a contractual right of offset. See Note 13, “Commitments and Contingencies-Service Agreements” for a more detailed discussion of the Company’s arrangements with these two customers.

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

Reclassifications

Certain prior year amounts within the financial statements have been reclassified to conform to the 2004 presentation.
F - 14

OSTEOTECH, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51,” and in December, 2003 FASB issued a revised FIN 46(R), “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51,” (collectively referred to as “FIN 46”), both of which address consolidation of variable interest entities. FIN 46 expanded the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPE’s) to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003 and the adoption of this portion of FIN 46 had no impact on the Company’s results of operation, cash flows, or financial position. FIN 46 applies in the first fiscal year or interim period ending after March 15, 2004, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not have any SPE’s or other agreements in which the counter party would be considered a variable interest entity, and therefore, adoption of FIN 46 by the Company had no impact on its results of operations, cash flows or financial position.

In November, 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of Accounting Research Bulletin No. 43” (“SFAS No. 151”), which is the result of the FASB’s efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current period charges. SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities, with unfavorable fixed production overhead cost variances to be charged to operations currently and favorable fixed production overhead cost variances to be included in the costs of conversion. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, but earlier adoption is permitted. The Company has elected to adopt the provisions of SFAS No. 151 effective January 1, 2005. Based on the Company’s internal projections and assessments, the Company currently believes that there will be no material impact on its results of operations from the adoption of SFAS No. 151. However, if actual results are materially less than the Company’s projections and expectations and as a result production levels are less than the range of normal capacity, certain provisions of SFAS No. 151 may have a material impact on the Company’s results of operations. Such impact will only be determinable based on the actual facts and circumstances.

In December, 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciations rights. SFAS No. 123R will require the Company to expense SBP awards as compensation costs for SBP transactions measured at fair value. SFAS No. 123R is effective beginning in the Company’s third quarter of 2005. In anticipation of the issuance of this new accounting standard and to provide additional incentive to the Company’s employees, the Company’s Board of Directors approved the accelerated vesting of all unvested stock options with an exercise price greater than $5.35, the closing price of the Company’s common stock on December 16, 2004.

F - 15

OSTEOTECH, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. RECENT ACCOUNTING PRONOUNCEMENTS (continued)

Stock options representing 615,352 shares of the Company’s common stock were vested immediately as a result of this Board action. Although the Company is still evaluating the impact of applying the various provisions of SFAS No. 123R, the Company currently believes it will recognize between $200,000 and $400,000 of incremental pre-tax compensation expense in its 2005 statement of operations related to the adoption of SFAS No. 123R. The Company intends to adopt SFAS No. 123R using the modified prospective method. The Company is currently evaluating its long-term incentive plan related to the issuance of stock options, but no decisions have been made.

4.	CONTINUING OPERATIONS – GAINS AND CHARGES

2004 Gains and Charges

Gain/Provision for Metal Spinal Implant Systems

As a result of an assessment of its metal spinal implant business in the first quarter of 2004, the Company announced that it would cease marketing and distributing all metal spinal implant product lines by the end of the second quarter of 2004. In the first quarter of 2004, the Company recorded a charge of $1,998,000 to cost of products in the consolidated statements of operations to reduce metal spinal implant inventory and instrumentation to estimated net realizable value. The Company ceased distribution of all metal spinal implant product lines in June, 2004.

In the third quarter of 2004, the Company settled its litigation with Alphatec Manufacturing, Inc. (“Alphatec”) for $600,000 and the return to Alphatec of all inventory held by the Company that was manufactured by Alphatec. In 2002, the Company recorded a provision of $1,079,000 for the penalty associated with the expected shortfall under the purchase commitment in year two of the distribution agreement. In 2002 and the first quarter of 2004, the Company had previously fully reserved all of the Alphatec metal spinal implant inventory. As a result of the settlement, the Company reversed the excess purchase commitment reserve of $479,000 in the third quarter of 2004, which is reflected in cost of products in the consolidated statements of operations. See Note 13, “Commitments and Contingencies – Purchase Commitments”.

In the fourth quarter of 2004, the Company sold all remaining inventory and instrumentation and all intellectual property related to its Ovation™  Polyaxial System to an unrelated private company for $1,100,000 million in cash. The Company recorded a pre-tax gain on the sale of intellectual property in the amount of $575,000, which is reflected in other income in the consolidated statements of operations and reversed $525,000 of the aforementioned $1,998,000 charge recorded in the first quarter of 2004.

Severance – Sales and Marketing Reorganization

In the first quarter of 2004, the Company reorganized its sales and marketing departments. As a result, the Company recorded a pre-tax charge in marketing, selling, general and administrative expenses in the consolidated statements of operations of $650,000, principally for the severance costs associated with the departure of the executive officer responsible for these areas and two other employees.

F - 16

OSTEOTECH, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. CONTINUING OPERATIONS – GAINS/CHARGES (continued)

Long-Lived Asset Impairment

Throughout 2004, the Company utilized the processing environment in its former processing facility in Shrewsbury (the “Shrewsbury Facility”) to perform certain aspects related to its allograft tissue processing operation. This processing environment was also utilized as a back up for the Company’s current processing operation in Eatontown (the “Eatontown Facility”). In December, 2004, the processing activities performed in the Shrewsbury Facility were either moved to the Eatontown Facility or were determined to no longer be utilized in the processing of allograft bone tissue. As a result of this action and due to the high cost associated with maintaining the processing environment in the Shrewsbury Facility, the Company decided to shutdown this processing environment. The Company assessed its ability to recover the remaining investment in the processing environment in the Shrewsbury Facility, and in December, 2004, with the approval of the Company’s Board of Directors, the Company determined there was an impairment of the assets associated with the Shrewsbury Facility processing environment. As a result of this assessment and resulting impairment, the Company will dismantle and dispose of this processing environment. In the fourth quarter of 2004, the Company recorded a non-cash pre-tax charge of $4,353,000 related to the remaining net book value associated with this processing environment and recorded a pre-tax charge of $1,500,000 related to the estimated costs to dismantle and dispose of these assets. Both charges are reflected in cost of services in the consolidated statements of operations.

2003 Gains and Charges

Patent Litigation Settlement Gain

In fourth quarter 2003, the Company received the initial $2.5 million payment, a $5.0 million interest bearing promissory note and a $5.0 million letter of credit collateralizing the promissory note pursuant to a definitive $7.5 million agreement entered into in May, 2003 to settle certain patent litigation. Accordingly, the Company recognized a pretax gain of $7.5 million from this settlement. Such gain is related to the Company’s DBM Segment and is reflected as income from litigation settlement in the consolidated statements of operations. During 2004, the Company received the amounts due in the first year of the settlement agreement of $1.0 million.

Reduction in Workforce

On September 24, 2003, the Company implemented a selective reduction in its workforce, which affected all domestic operational areas of the Company, except for the sales force, and resulted in the immediate elimination of 22 positions. As a consequence, the Company recorded a pre-tax charge of $379,000 for severance costs in the third quarter of 2003.

2002 Gains and Charges

Affirm ™ Cervical Plating System

In October, 2002, because of a higher than normal level of complaints, the Company temporarily suspended the sale and distribution of the Affirm™ Cervical Plating System (“Affirm™”). Affirm™, along with the Sentinal™ Pedicle Screw System, products manufactured by Alphatec Manufacturing, Inc., are subject to a firm purchase commitment. (See Note 13, “Commitments and Contingencies - Purchase Commitment”).

F - 17

OSTEOTECH, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. CONTINUING OPERATIONS – GAINS/CHARGES (continued)

In fourth quarter 2002, due to the continuing uncertainty surrounding the re-introduction of Affirm™  into the market, the Company recorded a pre-tax charge of $2,509,000 to reserve all Affirm™  implant inventory and instrumentation and to record a provision for the penalty associated with the expected shortfall under the purchase commitment. Such charge is reflected in cost of products in the consolidated statements of operations.

Provision for Excess, Obsolescence and Rework

In third quarter 2002, the Company recorded pre-tax charges to costs of service and products in the consolidated statements of operations totaling $4,079,000 primarily related to reserves for excess and obsolete metal spinal implant systems inventories of $2,145,000, excess and obsolete inventories for the Company’s Bio-d® threaded cortical bone dowel of $1,094,000, which the Company removed from the market in January, 2003 in connection with the settlement of a patent lawsuit, and an $840,000 charge for the estimated cost to rework tissue placed in quarantine in the third quarter of 2002.

Income Tax Benefit

In September, 2002, the Company determined liabilities of $2,557,000 that had been established in 1997 related to certain items, which were deducted in that year’s income tax return, were no longer required, and therefore, recognized an income tax benefit related to releasing such liabilities.

Sale of Intellectual Property

In June, 1997, the Company entered into an exclusive worldwide License and Option Agreement for its proprietary PolyActive™  Polymer biomaterials technology and patents (collectively, the “PolyActive Technology”) with IsoTis BV (“IsoTis”), The Netherlands. On April 8, 2002, the Company amended the License and Option Agreement to reset the option price for IsoTis to acquire the PolyActive Technology to $1,000,000. In conjunction with the execution of the amendment, IsoTis elected to exercise its option to acquire the PolyActive Technology. The Company recognized a pretax gain of $950,000 upon closing this transaction in the second quarter of 2002.

Patent Litigation Settlement Charge

In April, 2002, the Company settled certain patent litigation and agreed to pay an aggregate of $1,900,000 in 24 equal monthly installments, without interest, supported by an irrevocable standby letter of credit. In accordance with the settlement, the Company ceased the processing, marketing, distributing, advertising and promoting of the bio-d® Threaded Cortical Bone Dowel on January 31, 2003.

The Company recorded a charge of $1,785,000 in the second quarter of 2002 representing the present value of the amounts due under this settlement. This charge is reflected as a litigation settlement charge in the consolidated statement of operations. The Company made the final payment due under this settlement in the second quarter of 2004.

F - 18

OSTEOTECH, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	DISCONTINUED OPERATIONS

Effective June 30, 2002, the Company sold the business and substantially all of the assets, including the assumption of certain liabilities, of its operations located in Leiden, The Netherlands for $1,000,000 in cash and a non-interest bearing note with a face value of $1,500,000, which the Company discounted based on the acquirer’s incremental borrowing rate of 5.75%.

The note is payable in increasing amounts on a quarterly basis beginning in March, 2003 through December, 2006. Through December 31, 2004, the Company has received all of the scheduled payments due under the note. The Company has retained a security interest in all assets transferred to the acquirer and received a second mortgage on the land and building the acquirer will occupy to collateralize the note. For matters arising subsequent to the date of closing, July 10, 2002, the Company has no on-going financial or operational responsibilities with respect to the acquirer.

These operations represented the Company’s ceramic and titanium plasma spray coating services and products, which were previously reflected in the Company’s Other Segment. The Company recorded a loss of $291,000 on the sale of this business in the second quarter of 2002 to reduce the carrying value of the assets and liabilities sold to fair value. Revenues and net income for these operations were $1,630,000 and $384,000, respectively, in 2002 up to the effective date of sale. The financial results of these operations prior to the sale are reflected in the consolidated statements of operations as discontinued operations and all prior periods have been reclassified to conform to this presentation.

6.	DEFERRED PROCESSING COSTS

Deferred processing costs consist of the following at December 31:

(in thousands)	2004	2003

Donor tissue to be processed and distributed by the
Company	$9,259	$6,758
Tissue in process	11,740	8,350
Processed implantable donor tissue to be distributed
by the Company	12,841	11,962
Processed implantable donor tissue held for clients	2,209	1,943

	$36,049	$29,013

F - 19

OSTEOTECH, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	INVENTORIES

Inventories consist of the following at December 31:

(in thousands)	2004	2003

Supplies	$237	$287
Raw materials	718	765
Finished goods	247	2,529

	$1,202	$3,581

Metal spinal implant inventory was included in finished goods, and as a result of the Company’s decision to cease marketing and distributing such products, the Company disposed of all metal spinal implant inventory prior to December 31, 2004.

8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at December 31:

(in thousands)	2004	2003

Land	$811	$811
Building and improvements	14,939	14,918
Machinery and equipment	38,436	47,000
Computer hardware and software	5,592	4,966
Office equipment, furniture and fixtures	5,937	6,192
Spinal instruments	1,527	2,214
Leasehold improvements	6,476	8,325
Construction in progress	20	620

	73,738	85,046
Less accumulated depreciation
and amortization	36,291	37,939

	$37,447	$47,107

In December, 2004, certain assets related to the Company’s former processing environment were determined to be impaired and written-off. See Note 4, “Continuing Operations-Gains and Charges”. In addition, in 2004, the Company ceased all activities related to its medical spinal implant product lines and disposed of all related spinal instruments.

F - 20

OSTEOTECH, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following at December 31:

(in thousands)	2004	2003

Trade accounts payable	$2,828	$3,343
Accrued compensation	751	609
Accrued professional fees	790	430
Accrued commissions payable to non-employees	1,320	1,079
Accrued taxes payable	651	1,769
Accrued purchase commitment penalty		1,079
Accrued refurbishment costs	1,500
Other accrued liabilities	3,692	3,098

	$11,532	$11,407

10. LEASING TRANSACTIONS

The Company leases office and production facilities and equipment under various operating lease agreements, which have non-cancelable terms expiring at various intervals through February, 2010. Most of the leases for office and production facilities include renewal provisions at the Company’s option. Additionally, certain of the leases contain fair value purchase options.

Future minimum lease commitments as of December 31, 2004 are as follows:

Year	Operating Leases

(in thousands)
2005	$1,271
2006	1,263
2007	1,248
2008	1,132
2009 and thereafter	213

Total minimum lease payments	$5,127

Rental expense was $1,386,000, $1,000,000 and $971,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

11.	DEBT AND FINANCING ARRANGEMENTS

The Company has a Credit Facility, as amended, which includes a $5,000,000 line of credit, a mortgage loan and an equipment term loan. Through April 30, 2004, each tranche of the Company’s Credit Facility, the revolving line of credit, the mortgage loan and the term loan, bore interest on the outstanding amounts at a variable rate ranging from prime (5.25% as of December 31, 2004) minus .25% to prime plus 1.5% or from the London Interbank Offered Rate (“LIBOR”) plus 2.25% to LIBOR plus 4.0% based upon a leverage ratio as defined in the Credit Facility. From May 1, 2004 through the date (August 6, 2004) the Company delivered to the lender its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 each tranche bore interest at prime minus .25% or LIBOR plus 2.25%. Upon delivery to the lender of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, each tranche bore interest at a variable rate ranging from prime minus 1.1% to prime plus 1.25% or LIBOR plus 1.40% to LIBOR plus 3.75% based upon a leverage ratio as

F - 21

OSTEOTECH, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	DEBT AND FINANCING ARRANGEMENTS (continued)

defined in the Credit Facility. The Company’s effective weighted average interest rate for borrowings under the Credit Facility was 4.51% in 2004 and 5.20% in 2003.

As of December 31, 2004, no amounts were outstanding under the revolving line of credit and the full amount was available. Pursuant to an April 30, 2004 amendment to the Credit Facility, the revolving line of credit was extended through April 30, 2006 at which time all amounts outstanding are due and payable and all remaining commitments are cancelled. The mortgage loan is repayable in 120 equal monthly installments of principal, based on a twenty-year amortization schedule, plus interest. Upon the 120th payment, the remaining amount of the unpaid principal will be due and payable. The equipment term loan is repayable in equal monthly installments of principal, based on a seven-year amortization schedule, plus interest. Payments under the mortgage loan commenced in February, 2001 and payments under the equipment term loan commenced in December, 2001. In 2002, the Company obtained an irrevocable standby letter of credit to support the $1,900,000 due pursuant to the settlement of certain patent litigation. The amounts due under this settlement agreement were fully paid in the second quarter of 2004 and the irrevocable standby letter of credit was terminated at that time.

The Credit Facility, as amended, is collateralized by domestic accounts receivable, domestic inventories, the Company’s allograft tissue processing facility, including all equipment and improvements therein and a pledge of 65% of the Company’s ownership in its foreign subsidiaries. The Credit Facility imposes certain restrictive operating and financial covenants on the Company. Effective December 31, 2004, pursuant to a March, 2005 amendment to the Credit Facility, the Company’s lender amended the definition of the operating coverage financial ratio, deleted the financial covenants related to working capital and the current and quick ratios, and imposed two new financial covenants related to maximum levels of capital expenditures and liquidity. To maintain compliance with the new liquidity covenant, the Company will need to have a certain minimum level of cash, cash equivalents and short-term investments in comparison to the Company’s debt levels as of the end of each of its fiscal quarters, although there are no restrictions on the use of any of these funds. The Company complied with all financial covenants, as amended, including the liquidity covenant as of December 31, 2004. If the Company had been unable to negotiate the above noted amendment to the Credit Facility, the Company would not have complied with one of the financial covenants as of December 31, 2004. Based on expected debt levels, the Company will need to have cash, cash equivalents and short-term investments of $10,260,000, $9,694,000, $12,350,000 and $11,584,000 as of March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005, respectively, in order to comply with the new liquidity covenant.

The Credit Facility contains additional covenants including a restriction on the payment of cash dividends, a restriction on incurring or maintaining additional indebtedness, a restriction on selling assets or engaging in mergers or acquisitions and limitations on cash advances to the Company’s foreign operations and investments. Pursuant to an April 30, 2004 amendment to the Credit Facility, the Company can incur up to $1.0 million in capital leases and up to $2.5 million in lines of credit for its foreign subsidiaries. Prior to April 30, 2004, if the Company’s cash, cash equivalents and short-term investments declined below $10.0 million at the end of any calendar month, the bank, at its option, had a right to obtain a security interest in the Company’s general intangibles, including, but not limited to, the patents and patent applications. Effective April 30, 2004 in conjunction with the amendment to the Credit Facility, the $10.0 million limitation noted above was reduced to $5.0 million. As of December 31, 2004, the provisions of this covenant terminated. The Credit Facility also includes subjective acceleration provisions. Such provisions are based upon, in the reasonable opinion of the bank, the occurrence of any adverse or material change in the condition or affairs, financial or otherwise, of the Company, which impairs the

F - 22

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

Failure to comply with any of these restrictions could result in a default under the Credit Facility. Following a default, the bank may determine not to make any additional financing available under the revolving line of credit, could accelerate any or all of the outstanding indebtedness, and could foreclose on the real and personal property collateralizing the loans.

Long-term debt consists of the following at December 31:

(in thousands)	2004	2003

Domestic bank equipment term loan, repayable in monthly Principal payments of $202 plus interest through September, 2008	$8,987	$11,941

Domestic revolving line of credit of $5,000 of which no amounts are outstanding

Domestic building mortgage loan, repayable in monthly installments of $19 plus interest through March, 2011 with a balloon payment of $2,320 due March, 2011	3,750	3,982

	12,737	15,923
Less current portion	2,661	2,661

	$10,076	$13,262

Aggregate maturities of long-term debt for the next five years are as follows: 2005, $2,661,000; 2006, $2,661,000; 2007, $2,661,000; 2008, $1,933,000; 2009, $232,000 and thereafter, $2,589,000.

12.	INCOME TAXES

The income tax provision (benefit) at December 31 is summarized as follows:

(in thousands)	2004	2003	2002

Current:
Federal	$(3,433)	$4,005	$(3,938)
Foreign	254
State	308	644	190

	(2,871)	4,649	(3,748)

Deferred:
Federal	287	1,690	(577)
Foreign	63
State	1,674	540	(1,263)

	2,024	2,230	(1,840)

Income tax provision (benefit)	$(847)	$6,879	$(5,588)

F - 23

OSTEOTECH, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	INCOME TAXES (continued)

In 2002, the Company determined liabilities of $2,557,000 that had been established in prior years related to certain items, which were deducted in prior years income tax returns, were no longer required, and therefore, recognized a current income tax benefit relating to releasing such liabilities.

The difference between the income tax provision (benefit) and the expected tax which would result from the use of the Federal statutory income tax rate is as follows:

(in thousands)	2004	2003	2002

Computed tax at statutory Federal rate	$(2,084)	$6,034	$(2,324)
Release of prior year tax liability	(203)		(2,557)
State income taxes, net of Federal benefit	(480)	781	(702)
Foreign income taxes	173
Valuation allowance - state	1,788
Other	(41)	64	(5)

Income tax provision (benefit)	$(847)	$6,879	$(5,588)

The components of the deferred tax assets and deferred tax liabilities are as follows at December 31:

(in thousands)	2004		2003

Deferred Tax Assets:
Net operating loss carryforwards:
Federal	$		$260
Foreign		1,464	2,404
State		1,565	715
Tax credits:
Federal		37
State		1,093	690
Inventory reserves		1,754	3,674
Refurbishment reserve		665
Other		1,597	1,918

		8,175	9,661
Less valuation allowance		4,173	2,759

Deferred tax assets		4,002	6,902

Deferred Tax Liabilities:
Depreciation		3,235	3,376
Other		858	1,593

Deferred tax liabilities		4,093	4,969

Net deferred tax asset (liability)		$(91)	$1,933

F - 24

OSTEOTECH, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	INCOME TAXES (continued)

The Company’s valuation allowance results principally from domestic state and foreign losses, and related net operating loss carryforwards for which the realization of future tax benefits is uncertain. Foreign net operating loss carryforwards aggregate $4,182,000 and expire in varying amounts beginning 2005 through 2010.

At December 31, 2004, the Company has state net operating loss carryforwards of $15,167,000. State net operating loss carryforwards, which primarily offset New Jersey taxable income, expire in varying amounts beginning in 2010 through 2014. In addition, the Company has state research and development, manufacturing and other credits of $1,093,000 primarily to offset New Jersey income taxes, which expire in varying amounts beginning in 2005 through 2011. The Company has provided valuation allowances for these net operating loss carryforwards and credits due to the uncertainty of realizing future tax benefits from these tax attributes.

Although realization is not assured, the Company has concluded that it is more likely than not that the remaining deferred tax assets, which arise principally from Federal tax attributes for domestic operations, will be realized based on the reversal of deferred tax liabilities and the Company’s ability to carry back such deferred tax assets to prior years.

In 2002, the Company utilized approximately $2,000,000 of its historical net operating loss carryforwards relating to its subsidiary in The Netherlands. Such net operating loss carryforwards were utilized against the Company’s tax gain on the foreign portion of the gain on the sale of the PolyActive™  Technology, the tax gain on the sale of the Company’s operations in The Netherlands and earnings from this operation in 2002. Utilization of these net operating loss carryforwards, which were recorded subject to a full valuation allowance in prior periods, resulted in a reduction of approximately $680,000 to income taxes otherwise payable in The Netherlands, of which approximately $460,000 is related to discontinued operations.

13.	COMMITMENTS AND CONTINGENCIES

Service Agreements

The Company is the processor of allograft bone tissue for domestic and international clients and provides these processing services pursuant to long-term service agreements. The Company’s agreements with its clients generally provide for cross-indemnification against liability arising out of performance of the agreements.

On January 1, 1997, the Company entered into an exclusive ten-year processing agreement with one of its major allograft bone tissue processing clients, the American Red Cross Tissue Services (“ARC”). In October, 2002, the processing agreement was amended. The amendment, among other items, removed the requirements that ARC exclusively provide all tissue recovered by ARC to the Company for processing. In its place, the amendment required ARC to provide a monthly minimum number of donors to the Company for processing.

F - 25

OSTEOTECH, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	COMMITMENTS AND CONTINGENCIES (continued)

In November 2004, the Company was informed that the Musculoskeletal Transplant Foundation (“MTF”) had agreed to acquire the assets of ARC’s allograft tissue banking operations. On December 22, 2004, the Company entered into a second processing agreement with MTF, which would be effective upon the closing of the MTF’s acquisition of ARC’s tissue banking operations. On January 14, 2005, the Company entered into an agreement with ARC that would terminate the existing processing agreement with ARC upon the closing of the MTF acquisition. On January 25, 2005, the Company was notified that MTF completed its acquisition of the assets of ARC’s tissue bank operations. The new processing agreement with MTF and termination agreement with ARC both became effective on such date.

The new processing agreement with MTF will provide the Company with a certain amount of standard donors, subject to adjustment, for processing that is substantially equivalent to the amount of standard donors that was to be delivered to the Company by ARC under the terms of the terminated ARC processing agreement. The Company will process these donors into traditional allograft tissue forms, which will be distributed to end-users by MTF under the MTF label, and into Grafton® DBM and Graftech® Bio-implants, which will be distributed to end-users by the Company under the Company’s brand and company names. This new processing agreement expires December 31, 2006, and may be extended for two additional one-year periods if certain conditions contained in the agreement are met.

Effective June 1, 2002, the Company entered into a processing agreement with MTF, which will continue through December 31, 2008. Under the terms of the processing agreement, MTF will supply a certain annual amount of donor tissue to the Company for processing into traditional allograft tissue forms and Grafton® DBM, all of which will be distributed to end-users by MTF, under the MTF label, and provide a certain increasing minimum annual amount of tissue for the Company to process into traditional allograft tissue forms, Grafton® DBM and Graftech® Bio-implants, all of which will be distributed to end-users by the Company under its own label.

Effective January 4, 2002, the Company entered into a five-year agreement with LifeNet. Under the terms of the agreement, the Company will process allograft bone tissue provided by LifeNet into the Company’s broad line of Graftech® Bio-implants. Effective January 1, 2003, the Company entered into a five-year agreement with DePuy Orthopaedics, Inc. and DePuy Spine, Inc. (collectively, “DePuy”) and LifeNet. Under the terms of the agreement, the Company will process a private label DBM to specifications determined by LifeNet, from bone tissue supplied by LifeNet. DePuy and LifeNet will market and promote the private label DBM to domestic surgeons performing trauma, joint revision and spinal procedures and LifeNet will ship and invoice the product to end-users.

Purchase Commitments

In February 2001, the Company entered into an exclusive distribution agreement with Alphatec to market and distribute two metal spinal implant products in the United States and Canada. The term of the agreement was two years beginning April 1, 2002 and automatically renewed for additional two-year terms unless terminated in writing by either party six months prior to the expiration of the then current two-year term. In September 2003, the Company

F - 26

OSTEOTECH, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	COMMITMENTS AND CONTINGENCIES (continued)

provided written notice to Alphatec terminating the distribution agreement upon the completion of the then current two-year term, which expired on March 31, 2004.

The Company had agreed to purchase $6,000,000 of inventory during the first two years of the agreement. If the Company failed to make the minimum purchases, the Company was contractually required to pay Alphatec a penalty payment equal to 50% of the shortfall. In October 2002, pursuant to a letter agreement, Alphatec waived the purchase commitment of $3,200,000 for the first year of the commitment period for a payment of $600,000. In the fourth quarter of 2002, the Company recorded a provision of $1,079,000 for the penalty that may be due for the expected shortfall under the purchase commitment for year two of the distribution agreement. (See Note 4 “Continuing Operations – Gains and Charges”).

In July 2003, Alphatec filed an action against the Company arising out of the distribution agreement. In August 2003, the Company answered Alphatec’s complaint and asserted counterclaims. On September 24, 2004 the Company executed a settlement agreement with Alphatec resolving all disputes between the parties and dismissing with prejudice all claims and counterclaims. Pursuant to the settlement agreement, the Company made a payment to Alphatec in the amount of $600,000 and returned to Alphatec all remaining inventory held by the Company that had been manufactured by Alphatec. As a result of the settlement, the Company reversed the excess purchase commitment reserve of $479,000, which was reflected in cost of products in the consolidated statements of operations.

Litigation

“O” Company, Inc. v. Osteotech, Inc.

In July, 1998, a complaint was filed against the Company in the Second Judicial District Court, Bernallilo County, New Mexico, which alleges negligence, strict liability, breach of warranties, negligent misrepresentation, fraud, and violation of the New Mexico Unfair Trade Practices Act arising from allegedly defective dental implant coating and coating services provided to plaintiffs by the Company’s subsidiary, Osteotech Implants BV, formerly known as CAM Implants BV. On October 8, 2003, a Rule 16 Settlement Conference was conducted and the parties reached a tentative settlement agreement, which does not obligate the Company to pay monetary damages to the plaintiffs, but assigns certain of the Company’s rights under its insurance policies to the plaintiffs. On May 17, 2004, the settlement agreement was finalized and plaintiff’s action against the Company was dismissed with prejudice.

Alphatec Manufacturing v. Osteotech, Inc.

In February, 2001, the Company entered into an exclusive distribution agreement with Alphatec Manufacturing, Inc. (“Alphatec”) to market and distribute two metal spinal implant products in the United States and Canada. In September, 2003, the Company provided written notice to Alphatec terminating the distribution agreement upon the completion of the then current term, which expired on March 31, 2004.

The distribution agreement included provisions for minimum purchases over the contractual period, subject to penalty payments if the minimum purchases were not achieved.
F - 27

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

In July, 2003, Alphatec filed an action against the Company arising out of the distribution agreement between the parties. In August, 2003, the Company answered Alphatec’s complaint and asserted counterclaims. On September 24, 2004, the Company executed a settlement agreement with Alphatec resolving all disputes between the parties and dismissing with prejudice all claims and counterclaims. Pursuant to the settlement agreement, the Company made a payment to Alphatec in the amount of $600,000 and returned to Alphatec all remaining inventory held by it that had been manufactured by Alphatec. As a result of this settlement, the Company reversed $479,000 of the reserve established in 2002.

Anthonsen v. Allosource, Inc.

In January, 2004, the Company was served with a complaint in an action brought in the Lake Superior Court of Lake County, State of Indiana against numerous defendants. The complaint alleges that plaintiff received defective implants and medical hardware in connection with cervical surgery performed on plaintiff, and that such implants and hardware were manufactured, processed or distributed by defendants. Plaintiff alleges personal injuries and unspecified damages. In February, 2004, the action was removed to the United States District Court, Northern District of Indiana, and Hammond Division. At a conference on April 7, 2004, plaintiff agreed to voluntarily dismiss this action in its entirety with prejudice. On April 20, 2004, an order dismissing this action with prejudice was approved by the Court.

William D. Burge v. Springhill Hospitals, Inc., et al.

In January, 2005, the Company was served with a complaint in an action brought by plaintiff William D. Burge in the Circuit Court for Mobile County, Alabama against several defendants, including the Company. The complaint alleges that plaintiff suffered an infection from defective bone putty and/or donor bone graft used during a cervical procedure performed on plaintiff. Plaintiff alleges personal injuries and damages in an unspecified amount. The Company served an answer to the complaint on February 14, 2005.

The Company maintains a product liability insurance policy and notified the insurance company of this action. The insurance company has agreed to defend the Company in this matter. The Company believes that the claims made against it in this action are without merit and will continue to vigorously defend against such claims.

Tissue Transplant Technology, Ltd. d/b/a Bone Bank Allografts v. Osteotech, Inc.

In December, 2004, the Company was served with a suit filed by Tissue Transplant Technology, Ltd. d/b/a Bone Bank Allografts (“BBA”) alleging, among other things, breach of contract in connection with a processing agreement between the two parties entered into on June 1, 2000. BBA’s complaint, as amended, contains claims for breach of contract, tortuous interference with existing contract, tortuous interference with prospective business

F - 28

OSTEOTECH, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. COMMITMENTS AND CONTINGENCIES (continued)

relationships, negligence, breach of fiduciary duty, unfair competition, fraud, and federal unfair competition. BBA does not allege a specified amount of damages. On January 31, 2005, the Company filed a motion to transfer venue to the District of New Jersey and a motion to dismiss some of BBA’s claims. Following resolution of the motion to transfer venue and motion to dismiss, the Company will have the opportunity to file its answer and assert applicable affirmative defenses. On February 8, 2005, the Company participated in a mediation process with BBA in hopes of resolving the dispute without need for further litigation. The mediation process is ongoing and the Company is hopeful that a resolution can be reached without the need for further litigation. The Company believes that the claims made against it in this action are without merit and, if necessary, will vigorously defend against such claims.

Burel v. Osteotech, Inc. and Richard W. Bauer, Chief Executive Officer of Osteotech, Inc.

Marc Burel, a former executive officer, named the Company in an action pending in New Jersey Superior Court. Among other things, Mr. Burel asserts several claims against the Company, including Mr. Bauer in his capacity as Chief Executive Officer, for breach of contract and fraud, in connection with certain monies allegedly owed to Mr. Burel pursuant to his employment agreement. Mr. Burel seeks an unspecified amount of compensatory and punitive damages. The Company believes that the claims made against it in this action are without merit and, if necessary, will vigorously defend against such claim.

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

14.	STOCKHOLDERS’ EQUITY

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

F - 29

OSTEOTECH, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	STOCKHOLDERS’ EQUITY (continued)

Preferred Stock

The authorized capital of the Company includes 5,000,000 shares of Preferred Stock, the rights and provisions of which will be determined by the Board of Directors at the time any such shares are issued, if at all. No shares of Preferred Stock were issued or outstanding at any time during 2004, 2003 or 2002.

Stock Options

The Company’s 2000 Stock Plan (the “2000 Plan”), as amended pursuant to a shareholders’ vote at the Company’s annual meeting in 2003, authorizes the grant of up to 2,250,000 shares of the Company’s common stock in the form of incentive stock options, non-qualified stock options or other stock-based awards to employees, directors and consultants. Prior to the shareholder vote in June, 2003, the 2000 Plan authorized the grant of up to 1,000,000 shares of common stock in the form of stock-based awards. Incentive stock options may be granted at prices not less than 100% of the fair market value on the date of grant. Non-qualified stock options and other stock-based awards may be granted at the discretion of the Compensation Committee of the Board of Directors under terms and conditions as determined by the Compensation Committee. Options expire ten years from the date of grant and vesting will be determined by the Compensation Committee. Options issued pursuant to the 2000 Plan typically have terms requiring vesting ratably over four years, except for options issued to non-employee directors for which the vesting period is one year.

The 1991 Stock Option Plan (the “1991 Plan”), as amended, authorized the grant of the Company’s common stock in the form of incentive stock options or non-qualified stock options to employees and consultants. In June, 2000, the 1991 Plan was replaced by the 2000 Plan, and therefore, options will no longer be issued under the 1991 Plan.

The 1991 Independent Directors Stock Option Plan (the “Directors Plan”), as amended, authorized the grant of options to purchase the Company’s common stock to members of the Board of Directors who are not officers or employees of the Company. In September 2001, the Directors Plan was replaced by the 2000 Plan, and therefore, options will no longer be issued under the Directors Plan.

In December, 2004, in anticipation of the issuance of SFAS No. 123R and to provide additional incentive to the Company’s employees, the Company’s Board of Directors approved the accelerated vesting of all unvested stock options with an exercise price greater than $5.35, the closing price of the Company’s common stock on December 16, 2004. Stock options representing 615,352 shares of the Company’s common stock were vested ahead of schedule as a result of this Board action.

F - 30

OSTEOTECH, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	STOCKHOLDERS’ EQUITY (continued)

Stock option activity for the years 2004, 2003, and 2002 is as follows:

	2004		2003		2002

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at January 1,	2,499,762	$9.10	2,405,312	$9.26	2,510,699	$9.50
Granted	694,850	5.41	374,450	9.06	373,800	7.71
Exercised	22,875	4.35	80,437	4.74	47,500	3.68
Cancelled or expired	281,750	7.62	199,563	12.75	431,687	9.94

Outstanding at December 31,	2,889,987	$8.39	2,499,762	$9.10	2,405,312	$9.26

Exercisable at December 31,	2,450,137	$9.02	1,758,957	$9.56	1,655,821	$10.35

Available for grant at
December 31,	580,150		1,112,000		150,105

Weighted average fair value per share
of options granted during the period		$3.63		$7.67		$5.08

The following table summarizes the information about stock options outstanding at December 31, 2004:

			Options Outstanding			Options Exercisable

Range of Exercise Prices			Number Outstanding at December 31, 2004	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2004	Weighted Average Exercise Price

$2.33	To	$3.78	197,450	5.5	$3.49	182,450	$3.48

3.79	To	5.35	731,287	6.7	4.78	306,437	4.61

5.36	To	7.57	672,925	6.5	6.33	672,925	6.33

7.58	To	11.36	855,950	5.1	8.62	855,950	8.62

11.37	To	15.15	113,000	6.5	12.96	113,000	12.96

15.16	To	18.94	110,375	4.0	16.13	110,375	16.13

18.95	To	22.73	159,000	3.8	20.67	159,000	20.67

34.09	To	37.88	50,000	4.0	37.85	50,000	37.85

$2.33	To	$37.88	2,889,987	5.8	$8.39	2,450,137	$9.02

F - 31

OSTEOTECH, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	STOCKHOLDERS’ EQUITY (continued)

Stock Purchase Plan

Prior to June, 2002, the 1994 Employee Stock Purchase Plan (the “1994 Purchase Plan”) provided for the issuance of up to 375,000 shares of Common Stock. At the Company’s annual meeting in June, 2002, the shareholders approved to increase the number of shares of Common Stock issuable under the 1994 Purchase Plan by 200,000 shares to 575,000 shares. Eligible employees may purchase shares of the Company’s Common Stock through payroll deductions of 1% to 7½% of annual compensation. The purchase price for the stock is 85% of the fair market value of the stock on the last day of each calendar quarter. At December 31, 2004, 167,923 shares were available for future offerings under this plan.

Stockholder Rights Agreement

In March, 1999, the Company’s Board of Directors approved the execution of Amendment No. 1 to the Stockholders rights agreement, dated as of January 25, 1996 (as amended, the “Rights Agreement”) which granted a dividend of one preferred stock purchase right (the “Right”) for each outstanding share of common stock. Upon the occurrence of certain events, each Right entitles the stockholder to purchase from the Company one one-hundredth of a preferred share at a price of $170.00 per one one-hundredth of a preferred share, subject to adjustment. The Rights will not be exercisable or separable from the common shares until ten business days after a person or group acquires or tenders for 20% or more of the Company’s outstanding common shares (“triggering event”). The Rights Agreement also provides that, after a triggering event occurs, the Rights convert into a Right to buy common stock and entitle its holder to receive upon exercise that number of common shares having a market value of two times the exercise price of the Right. In the event the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to receive upon exercise of the Right, at the Right’s then current exercise price, that number of the acquiring company’s common shares having a market value of two times the exercise price of the Right. The Company is entitled to redeem the Rights at a price of $.01 per Right at any time prior to their becoming exercisable, and the Rights expire on March 31, 2009. The Rights Agreement was adopted to maximize the value of all stockholders’ ownership interest in the Company by establishing a deterrent to abusive takeover tactics sometimes used in challenges for corporate control.

15	SUPPLEMENTAL STATEMENT OF OPERATIONS INFORMATION

Maintenance and repairs expense from continuing operations for the years ended December 31, 2004, 2003, and 2002 was $2,590,000, $2,669,000, and $2,480,000, respectively. Depreciation and amortization expense from continuing operations related to property, plant and equipment for the years ended December 31, 2004, 2003, and 2002 was $7,232,000, $8,236,000, and $7,739,000, respectively.

16.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

(in thousands)	2004	2003	2002

Cash paid (refunded) during the year for taxes	$1,324	$(79)	$1,576
Cash paid during the year for interest	537	874	1,227
Noncash investing activities:
Note receivable from sale of foreign operation			1,273

F - 32

OSTEOTECH, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended

(dollars in thousands except per share data)	2004	2003	2002

Income (loss) from continuing operations	$(5,283)	$10,867	$(1,248)
Discontinued operations			93

Net income (loss)	$(5,283)	$10,867	$(1,155)

Denominator for basic earnings (loss) per share:
Weighted average common shares outstanding	17,146,127	17,059,495	15,904,132
Effect of dilutive securities – stock options		461,464

Denominator for diluted earnings (loss) per share	17,146,127	17,520,959	15,904,132

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(.31)	$.64	$(.08)
Discontinued operations			.01

Net income (loss)	$(.31)	$.64	$(.07)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(.31)	$.62	$(.08)
Discontinued operations			.01

Net income (loss)	$(.31)	$.62	$(.07)

Options to purchase 468,505 shares of common stock that were outstanding during 2003 were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares. For 2004 and 2002, common equivalent shares, consisting solely of stock options, of 2,889,987 and 2,405,312, respectively, are excluded from the calculation of diluted net loss per share as their effects are antidilutive.

18.	OPERATING SEGMENTS

The Company has two primary business segments: the DBM Segment and Base Tissue Segment. The DBM Segment engages in the processing and marketing of Grafton® and private label DBMs. The Base Tissue Segment primarily engages in the processing of mineralized weight-bearing allograft bone tissue, including the Company’s proprietary Graftech® Bio-Implant allograft bone tissue forms. The Company’s other business lines engage in marketing and distributing metal spinal implant products (through June 30, 2004) and processing, marketing and distributing bovine tissue products.

The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies. The Company evaluates the performance of its operating segments based on revenue performance and operating results. The Company does not generate information about assets for its operating segments, and accordingly no asset information is presented. All corporate related expenses are allocated to operating segments and geographic areas in determining operating income (loss) of the respective segments. These expenses are allocated to the segments and geographic areas based on allocations that the Company considers to be a reasonable reflection of the utilization of services provided or the benefits received.

F - 33

OSTEOTECH, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	OPERATING SEGMENTS (continued)

Summarized financial information concerning the Company’s segments after giving effect to the divestiture of the Company’s operations in The Netherlands in 2002 is shown in the following table.

(in thousands)	DBM Segment	Base Tissue Segment	Other	Consolidated

Revenues:
2004	$45,790	$39,330	$3,457	$88,577
2003	46,294	41,465	6,674	94,433
2002	44,926	32,115	6,333	83,374

Operating income (loss):
2004	$4,383	$(9,282)	$(1,731)	$(6,630)
2003	20,646	2,703	(5,217)	18,132
2002	9,913	(8,927)	(7,851)	(6,865)

Depreciation and amortization
2004	$778	$7,340	$225	$8,343
2003	2,206	5,104	1,188	8,498
2002	2,411	4,488	1,331	8,230

The Base Tissue Segment operating loss for 2004 included the impairment charge of $5,853,000 related to the processing environment in the Shrewsbury Facility as more fully described in Note 4, “Continuing Operations – Gains and Charges”.

Financial information by geographic area after giving effect to the divestiture of the Company’s operations in The Netherlands in 2002 is summarized as follows:

(in thousands)	United States	Europe	Consolidated

Revenues
2004	$77,317	$11,260	$88,577
2003	86,070	8,363	94,433
2002	78,576	4,798	83,374

Long-lived Assets
2004	$36,165	$1,282	$37,447
2003	45,911	1,196	47,107
2002	52,408	1,127	53,535

Two of the Company’s customers individually comprise 10% or more of the Company’s consolidated net revenues. Revenues by these customers, which are reported as part of the Company’s DBM and Base Tissue Segments, are as follows:

(in thousands)	2004	2003	2002

Revenues
MTF	$18,270	$23,424	$24,202
ARC	18,365	23,037	24,960

	$36,635	$46,461	$49,162

F - 34

OSTEOTECH, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	RETIREMENT BENEFITS

The Company has a 401(k) plan which covers substantially all full time U.S. employees. The Company contributes an amount equal to 35% of each participant’s contribution. A participant’s contribution may not exceed 15% of annual compensation, or the maximum allowed by the Internal Revenue Code, if less than 15% of compensation. Provisions of the plan include graduated vesting over five years from date of employment. Total Company contributions for the years ended December 31, 2004, 2003, and 2002 were $378,000 $414,000, and $433,000, respectively.

The Company does not maintain any other pension or post retirement plans.

20.	QUARTERLY FINANCIAL DATA (unaudited)

The following is a summary of the unaudited quarterly results for the years ended December 31, 2004 and 2003:

		Quarter Ended

(in thousands, except per share data)	March 31	June 30	September 30	December 31

2004

Net revenues	$23,777	$22,225	$22,132	$20,443
Gross profit	9,638	9,957	10,298	6,182
Net income (loss)	(1,255)	(427)	1,022	(4,623)
Net income (loss) per share:
Basic	(.07)	(.02)	.06	(.27)
Diluted	(.07)	(.02)	.06	(.27)

2003

Net revenues	$22,479	$24,792	$23,135	$24,027
Gross profit	12,693	15,328	12,004	12,337
Net income (loss)	1,181	2,742	564	6,380

Net income (loss) per share:
Basic	.07	.16	.03	.37
Diluted	.07	.15	.03	.37

See Note 4, “Continuing Operations – Gains and Charges” for discussion of significant gains and charges recorded in 2004 and 2003.
F - 35

SCHEDULE II OSTEOTECH, INC. AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS (in thousands)

	Balance At Beginning Of Period	Additions				Deductions		Balance At End Of Period

		Charged To Expenses		Charged To Other

For the year ended December 31, 2004:
Allowance for doubtful accounts - current	$1,487	$620		$24	(a)	$(663	)(b)	$1,468
Allowance for doubtful accounts – long term		160						160
Valuation allowance for deferred
tax asset	2,759	2,709		(328	)(e)	(967	)(d)	4,173

For the year ended December 31, 2003:
Allowance for doubtful accounts	943	561		34	(a)	(51	)(b)	1,487
Valuation allowance for deferred tax asset	2,803			474	(a)	(518	)(d)	2,759

For the year ended December 31, 2002:
Allowance for doubtful accounts	303	638		15	(a)	(13	)(b)	943
Valuation allowance for deferred tax asset	2,614	455	(c)	466	(a)	(732	)(d)	2,803

(a)	Represents foreign currency translation adjustments.

(b)	Represents the write-off of accounts receivable

(c)	Represents the tax effect of temporary differences.

(d)	Represents recognition of a deferred tax asset.

(e)	Represents the effect of liquidation of CAM Implants, Inc.
S-1

EXHIBIT INDEX

Exhibit Number	Description	Page Number

10.51	Processing Agreement between Musculoskeletal Transplant Foundation, Inc., Biocon, Inc. and Osteotech, Inc. dated December 22, 2004	*

10.52	Form of Nontransferable Incentive Stock Option Agreement for all incentive option grants, including option grants to Members of the Board of Directors and Executive Officers	*

10.53	Form of Nontransferable Non-Incentive Stock Option Agreement for all non-incentive option grants, including option grants to Members of the Board of Directors and Executive Officers	*

21.1	Subsidiaries of Registrant	*

23.1	Consent of PricewaterhouseCoopers LLP	*

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*Filed herewith.