Form 10-Q
period 2005-03-31
OSTEOTECH INC
filed 2005-05-10
CIK 874734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended March 31, 2005

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from __________to ________

Commission File Number 0-19278

OSTEOTECH, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3357370

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

51 James Way, Eatontown, New Jersey	07724

(Address of principal executive offices)	(Zip Code)

(732) 542-2800

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Applicable Only to Corporate Issuers

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ or No ☐

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of May 6, 2005 was 17,187,757.

PART I. FINANCIAL INFORMATION ITEM 1. Financial Statements OSTEOTECH, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited) (dollars in thousands)

	March 31, 2005	December 31, 2004

ASSETS

Current assets:
Cash and cash equivalents	$11,760	$13,391
Accounts receivable, net of allowance of $1,304 in 2005 and $1,468 in 2004	18,608	14,795
Deferred processing costs	37,062	36,049
Inventories	1,415	1,202
Prepaid expenses and other current assets	6,204	5,595

Total current assets	75,049	71,032

Property, plant and equipment, net	36,167	37,447
Goodwill	1,669	1,669
Other assets	5,885	6,256

Total assets	$118,770	$116,404

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$14,899	$11,532
Current maturities of long-term debt	2,661	2,661

Total current liabilities	17,560	14,193

Long-term debt	9,411	10,076
Other liabilities	732	740

Total liabilities	27,703	25,009

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding 17,187,757 shares in 2005 and 17,175,474 shares in 2004	172	172
Additional paid-in capital	64,528	64,482
Accumulated other comprehensive income	1,207	750
Retained earnings	25,160	25,991

Total stockholders’ equity	91,067	91,395

Total liabilities and stockholders’ equity	$118,770	$116,404

See accompanying notes to condensed consolidated financial statements.

OSTEOTECH, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (dollars in thousands, except per share data)

Three Months Ended March 31,	2005	2004

Net revenues:
Service	$23,438	$22,193
Product	410	1,584

	23,848	23,777

Cost of services	13,063	10,897
Cost of products	158	3,242

	13,221	14,139

Gross profit	10,627	9,638

Marketing, selling, general and administrative	10,606	10,506
Research and development	962	856

	11,568	11,362

Operating loss	(941)	(1,724)

Other, net:
Interest expense, net	(111)	(123)
Foreign currency losses	(185)	(114)

	(296)	(237)

Loss before income tax benefit	(1,237)	(1,961)

Income tax benefit	(406)	(706)

Net loss	$(831)	$(1,255)

Loss per share:
Basic	$(.05)	$(.07)
Diluted	$(.05)	$(.07)

Shares used in computing loss per share:
Basic	17,176,696	17,120,390
Diluted	17,176,696	17,120,390

See accompanying notes to condensed consolidated financial statements.

OSTEOTECH, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (dollars in thousands)

Three Months Ended March 31,	2005	2004

Cash Flow From Operating Activities
Net loss	$(831)	$(1,255)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	1,405	2,043
Provision for metal spinal implant systems		1,998
Changes in current assets and liabilities:
Accounts receivable	(4,094)	(2,550)
Deferred processing costs	(1,179)	(1,899)
Inventories	(231)	486
Prepaid expenses and other current assets	(263)	52
Accounts payable and other liabilities	4,419	489

Net cash used in operating activities	(774)	(636)

Cash Flow From Investing Activities
Capital expenditures	(142)	(381)
Other, net	(24)	168

Net cash used in investing activities	(166)	(213)

Cash Flow From Financing Activities
Proceeds from issuance of common stock	46	109
Principal payments on long-term debt	(665)	(665)

Net cash used in financing activities	(619)	(556)

Effect of exchange rate changes on cash	(72)	36

Net decrease in cash and cash equivalents	(1,631)	(1,369)
Cash and cash equivalents at beginning of period	13,391	15,326

Cash and cash equivalents at end of period	$11,760	$13,957

Supplementary cash flow data:
Cash paid during the period for interest	$181	$133
Cash paid during the period for taxes	18	1,398

See accompanying notes to condensed consolidated financial statements

OSTEOTECH, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) considered necessary by management for a fair statement of the consolidated financial position as of March 31, 2005 and the consolidated results of operations and consolidated cash flows for the three months ended March 31, 2005 and 2004. The results of operations and cash flows for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The December 31, 2004 financial information has been derived from the audited financial statements for the year ended December 31, 2004. The condensed consolidated financial statement should be read in conjunction with the audited consolidated financial statements, which were included as part of Osteotech, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2004.

2.	Goodwill and Other Intangible Assets

Pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, the Company completed an evaluation of the carrying value of its goodwill as of January 1, 2005 and 2004 and determined that there was no impact on the Company’s consolidated financial statements as a result of such evaluation.

The Company’s other intangibles, which principally represent patents, patent applications and licenses, are recorded at an original cost of $2,873,000 and $2,846,000 as of March 31, 2005 and December 31, 2004, respectively. The carrying values of such intangibles are $1,702,000 and $1,710,000 as of the same respective dates. Patents and licenses are amortized over their estimated useful lives ranging from five to ten years. Patent application costs are amortized upon grant of the patent or expensed if the application is rejected or withdrawn.

3.	Stock Options

The Company accounts for stock option awards in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations (“APB No. 25”). Accordingly, no compensation expense has been recognized for stock options, since all options have been granted with an exercise price equal to or greater than the market price of the underlying common stock on the date of grant. The Company has adopted the “disclosure only” provisions of SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”). Pro forma information regarding net income/loss and net income/loss per share is required by SFAS No. 123, and has been determined as if the Company accounted for its stock options on a fair value basis. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized on a straight-line basis to expense over the options’ vesting period.

In December, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciations rights. SFAS No. 123R will require the Company to expense

OSTEOTECH and SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

3.	Stock Options (continued)

SBP awards as compensation costs for SBP transactions measured at fair value. In accordance with the provisions of SFAS No. 123R, SFAS No. 123R would have been effective beginning in the Company’s third quarter of 2005. In April, 2005, the Securities and Exchange Commission extended the effective date of SFAS No. 123R, which will require adoption of SFAS No. 123R by the Company on January 1, 2006.

The following table shows the estimated effect on earnings and per share data as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended March 31,

(in thousands, except per share data)	2005	2004

Net loss - reported	$(831)	$(1,255)
Impact on net loss related to stock-based employee compensation expense, net of tax	54	227

Net loss - pro forma	$(885)	$(1,482)

Loss per share
As reported:
Basic	$(.05)	$(.07)
Diluted	$(.05)	$(.07)
Pro forma:
Basic	$(.05)	$(.09)
Diluted	$(.05)	$(.09)

4.

Recent Accounting Pronouncements

In March, 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligation.” (“FIN 47”). The interpretation addresses diverse practices, which have developed with respect to the recognition of asset retirement obligations when the timing and/or method of settlement of an obligation are conditional on a future event. It requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This guidance must be implemented by the fourth quarter of 2005 and the cumulative effect of initially applying the interpretation, if any, would be recorded as a change in accounting principle. The Company is in the process of evaluating the impact of implementing FIN 47.

OSTEOTECH, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

5.	First Quarter 2004 Charges

Severance – Sales and Marketing Reorganization

In first quarter 2004, the Company reorganized its sales and marketing departments. As a result, the Company recorded a charge in marketing, selling, general and administrative expenses of $650,000, principally for the severance costs associated with the departure of the executive officer responsible for these areas and two other employees.

Provision for Metal Spinal Implant Systems

As a result of an assessment of its metal spinal implant business in the first quarter of 2004, the Company ceased marketing and distributing all metal spinal implant product lines on June 30, 2004. The Company recorded a charge to cost of sales in the first quarter of 2004 of $1,998,000 to reduce metal spinal implant inventory and instrumentation to estimated net realizable value.

6.	Deferred Processing Costs

Deferred processing costs consist of the following:

(in thousands)	March 31, 2005	December 31, 2004

Donor tissue to be processed	$9,563	$9,259
Tissue in process	8,492	11,740
Processed implantable donor tissue to be distributed by the Company	18,872	12,841
Processed implantable donor tissue held for clients	135	2,209

	$37,062	$36,049

7.	Inventories Inventories consist of the following:

(in thousands)	March 31, 2005	December 31, 2004

Supplies	$358	$237
Raw materials	842	718
Finished goods	215	247

	$1,415	$1,202

OSTEOTECH, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

8.	Debt and Financing Arrangements

The Company has a Credit Facility, as amended, which includes a $5,000,000 line of credit, a mortgage loan and an equipment term loan. As of March 31, 2005, no amounts were outstanding under the revolving line of credit and the full amount was available. The Credit Facility imposes certain restrictive operating and financial covenants, as more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company complied with all financial covenants as of March 31, 2005.

9.	Commitments and Contingencies

Litigation

The following is a description of material developments that occurred during the three months ended March 31, 2005 and since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Additionally, the Company is party to other litigation incidental to its business, none of which, individually or in the aggregate, are expected to have a material adverse effect on the Company.

Tissue Transplant Technology, Ltd. d/b/a Bone Bank Allografts v. Osteotech, Inc.

In December, 2004, the Company was served with a suit filed by Tissue Transplant Technology, Ltd. d/b/a Bone Bank Allografts (“BBA”) alleging, among other things, breach of contract in connection with a processing agreement between the two parties entered into on June 1, 2000. BBA’s complaint, as amended, contains claims for breach of contract, tortious interference with existing contract, tortious interference with prospective business relationships, negligence, breach of fiduciary duty, unfair competition, fraud, and federal unfair competition. BBA does not allege a specified amount of damages. On January 31, 2005, the Company filed a motion to transfer venue to the District of New Jersey and a motion to dismiss some of BBA’s claims. On April 26, 2005, the U.S. District Court for the Western District of Texas denied the Company’s motion to transfer venue and granted the Company’s motion to dismiss only with respect to the breach of fiduciary duty claim. As a result, litigation with respect to BBA’s remaining claims will go forward in the Western District of Texas. The Company intends to file its answer, affirmative defenses and counterclaims in early May. Discovery proceedings will begin soon thereafter. The Company and BBA have participated in three mediation sessions, but have been unable to reach a non-litigation resolution to the dispute.

The Company believes that the claims made against it in this action are without merit and will vigorously defend against such claims.

OSTEOTECH, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

10.	Comprehensive Loss

Comprehensive loss for the three months ended March 31, 2005 and 2004 was:

	Three Months Ended March 31,

(dollars in thousands)	2005	2004

Net loss	$(831)	$(1,255)
Currency translation adjustments	457	8

Comprehensive loss	$(374)	$(1,247)

11.	Loss Per Share The following table sets forth the computation of basic and diluted loss per share for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,

(dollars in thousands, except per share data)	2005	2004

Net loss available to common stockholders	$(831)	$(1,255)

Denominator for basic loss per share, weighted average common shares outstanding	17,176,696	17,120,390

Effect of dilutive securities, stock options Denominator for diluted loss per share	17,176,696	17,120,390

Loss per share:
Basic	$(.05)	$(.07)
Diluted	$(.05)	$(.07)

For the three month period ended March 31, 2005 and 2004, common equivalent shares, consisting solely of stock options, of 2,848,362 and 2,474,362, respectively, are excluded from the calculation of diluted net loss per share as their effects are antidilutive.

OSTEOTECH, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

12.	Operating Segments

Summarized in the table below is financial information for the Company’s reportable segments for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,

(dollars in thousands)	2005	2004

Revenues:
DBM Segment	$12,895	$11,433
Base Tissue Segment	10,543	10,760
Other	410	1,584

Consolidated	$23,848	$23,777

Operating income (loss):
DBM Segment	$647	$1,120
Base Tissue Segment	(1,478)	(342)
Other	(110)	(2,502)

Consolidated	$(941)	$(1,724)

One of our clients in the DBM and Base Tissue Segments, the Musculoskeletal Transplant Foundation (“MTF”) accounted for 29% of consolidated net revenues during the three months ended March 31, 2005. In January, 2005, MTF acquired the allograft tissue banking operations of the American Red Cross (“ARC”), which previously had been a major customer of the Company. For the three months ended March 31, 2005 ARC accounted for 3% of consolidated net revenues. For the three months ended March 31, 2004, MTF and ARC accounted for 23% and 20%, respectively, of consolidated net revenues.

13.	Reclassifications

Certain prior year amounts within the consolidated financial statements have been reclassified to conform to the 2005 presentation.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information contained herein contains “forward-looking statements” which can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “should”, or “anticipates” or the negative thereof or variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Some of the matters set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2004 constitute cautionary statements identifying factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Results of Operations

Critical Accounting Policies and Estimates

Critical accounting policies are those that involve subjective or complex judgments, often as a result of the need to make estimates. The following areas all require the use of judgments and estimates: product returns, bad debts, inventories including purchase commitments, deferred processing costs including reserves for rework, excess and obsolescence, property, plant and equipment, intangible assets, current and deferred income taxes, contingencies and litigation. Estimates in each of these areas are based on historical experience and various assumptions that we believe are appropriate. Actual results may differ from these estimates. Our accounting practices are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2004.

Net Income (Loss)

We incurred a consolidated net loss in the first quarter of 2005 of $831,000 or $.05 diluted net loss per share compared to a consolidated net loss of $1,255,000 or $.07 diluted net loss per share in the first quarter of 2004. The net loss in the first quarter of 2005 primarily relates to lower gross profit margins arising from the continued shift in our business model to direct distribution of allograft tissue forms and charges to increase reserves for expiring, excess and obsolete tissue. In addition, the net loss in the first quarter of 2005 was impacted by increased operating expenses related to the expansion of our international operations and administrative costs related to implementation of programs to turn around the domestic business and increased professional fees. The net loss for the three months ended March 31, 2004 was negatively impacted by the pre-tax charge arising from our decision to discontinue marketing and distributing metal spinal implant products, of $1,998,000, reducing our metal spinal implant inventory and instrumentation to estimated net realizable value. In addition, the first quarter of 2004 included a pre-tax charge for severance of $650,000 related to the reorganization of our sales and marketing departments.

The following is a discussion of factors affecting results of operations for the three months ended March 31, 2005 and 2004.

Net Revenues

Consolidated net revenues remained relatively unchanged at $23,848,000 in the first quarter of 2005 compared to consolidated net revenues of $23,777,000 in the corresponding period in 2004. Domestic net revenues of $20,357,000 in the first quarter of 2005 decreased 3% from first quarter 2004 domestic net revenues of $20,919,000. The decrease in domestic revenues was primarily due to the loss of revenue from the sale of metal spinal implant products, which we ceased distributing in June, 2004, and a decline in unit volume for Graftech® Bio-implants. These decreases were partially offset by increased unit sales volume from Grafton® DBM, primarily from direct distribution of Grafton® DBM to end users, private label DBM tissue forms and the direct distribution of traditional tissue. Foreign-based revenues increased 22% to $3,491,000 in the first quarter of 2005 from $2,858,000 in the same period in 2004. The increase in foreign-based revenues was primarily a result of increased unit sales volume of Grafton® DBM and the direct distribution of traditional tissue.

Demineralized Bone Matrix (“DBM”) Segment, or DBM Segment, revenues increased to $12,895,000 in the first quarter of 2005 from $11,433,000 in the first quarter of 2004. Domestic Grafton® DBM revenues increased 9% in the first quarter of 2005 to $9,896,000 from $9,105,000 in first quarter 2004. The increase in revenues from domestic Grafton® DBM primarily relate to increased unit volume, principally from our efforts to distribute Grafton® DBM directly to end users. Domestic private label DBM revenues increased to $1,101,000 in first quarter 2005 from $604,000 in first quarter 2004, primarily due to sales volume from the Smith & Nephew arrangement. Foreign-based DBM Segment revenues increased 10% to $1,898,000 in the first quarter of 2005 from revenues of $1,724,000 in the same period in the prior year, primarily as a result of increased penetration in existing markets resulting in increased unit sales volume.

Base Allograft Tissue Segment, or Base Tissue Segment, revenues decreased 2% to $10,543,000 in the first quarter of 2005 from $10,760,000 in the corresponding period in 2004. Domestic traditional tissue processing and distribution revenues increased 7% to $4,605,000 in the first quarter of 2005 from $4,297,000 in the corresponding period in 2004, primarily due to increased unit sales volume from the direct distribution of traditional tissue, partially offset by a decline in processing revenues due to the processing of fewer donors for our clients. Revenues from Graftech® Bio-implant, which are distributed domestically, declined 20% to $4,542,000 in the three months ended March 31, 2005 from $5,668,000 in the three months ended March 31, 2004, primarily due to a decline in unit volume and continued pricing pressures. International traditional tissue processing and distribution revenues increased 76% to $1,396,000 in the three months ended March 31, 2005 from $795,000 in the corresponding period in 2004. This increase resulted primarily due to increased unit sales volume related to increased market penetration.

Revenue from other product lines decreased 74% in the first quarter of 2005 to $410,000 from $1,584,000 in the first quarter of 2004. Metal spinal implant system revenues were $1,092,000 in the first quarter of 2004. We ceased distributing metal spinal implant products on June 30, 2004 due to the aforementioned decision to exit from that business.

One of our clients in the DBM and Base Tissue Segments, the Musculoskeletal Transplant Foundation (“MTF”) accounted for 29% of consolidated net revenues during the three months ended March 31, 2005. In January, 2005, MTF acquired the allograft tissue banking operations of the American Red Cross (“ARC”), which previously had been a major customer of the Company. For the three months ended March 31, 2005, ARC accounted for 3% of consolidated net revenues. For the three months ended March 31, 2004, MTF and ARC accounted for 23% and 20%, respectively, of consolidated net revenues. We have two processing agreements with MTF. The first agreement expires on December 31, 2008 and the second agreement expires on December 31, 2006, but may be extended for two additional one-year periods if certain conditions contained in the agreement are met.

Gross Profit

Consolidated gross profit as a percentage of consolidated net revenues was 45% in the first quarter of 2005 compared to 41% in the first quarter of 2004. Gross profit as a percentage of consolidated net revenues in the first quarter of 2005 was negatively impacted by the continued shift in our business model to direct distribution that has a lower gross profit margin because the benefit derived from realizing the full end user revenue is offset by the cost of tissue, which we do not have in instances where revenue is derived from tissue we process for clients. In addition, gross profit in the first quarter of 2005 was negatively impacted by charges for increased reserves for expiring, excess and obsolete tissue. Consolidated gross profit in the first quarter of 2004 was negatively impacted by the charge of $1,998,000 to reduce metal spinal implant inventory and instrumentation to estimated net realizable value.

Marketing, Selling, General and Administrative Expenses

Consolidated marketing, selling, general and administrative expenses increased slightly in the first quarter of 2005 to $10,606,000 from $10,506,000 in the corresponding period in 2004. The increase is primarily due to increased costs associated with the continued and ongoing expansion of our international operation and increased professional fees. The March 31, 2004 period included a severance charge of $650,000 related to our reorganization of the sales and marketing departments.

Research and Development Expenses

Consolidated research and development expenses increased 12% in the first quarter of 2005 to $962,000 from $856,000 in the first quarter of 2004. The increase principally results from increased activity related to development costs of our new product, Grafton® DBM Orthoblend, which was launched in April, 2005 and continued development of a new system of PEEK composite material and allograft tissue, which we expect to launch in the third and fourth quarters of 2005. We expect that research and development expenditures will continue to increase in future quarters due to new projects and programs and increased activity in existing projects, including the continued development of our Plexus™ Technology.

Operating Income (Loss)

We incurred a consolidated operating loss of $941,000 in the first quarter of 2005 compared to a consolidated operating loss of $1,724,000 in the first quarter of 2004. The operating loss for the three months ended March 31, 2005 was primarily impacted by lower gross profit margins arising from the shift in our business model to direct distribution of allograft tissue forms to end users, charges for increased tissue inventory reserves, increased operating expenses related to the expansion of our international operations and administrative costs related to implementation of programs to turn around the domestic business and increased professional fees. The operating loss in the first quarter of 2004 primarily related to the aforementioned charges to reduce metal spinal implant inventory and instrumentation to estimated net realizable value and severance related to the reorganization of our sales and marketing departments, increased sales and commission costs, and lower gross profit margins resulting from the shift in revenue towards lower margin product categories.

DBM Segment operating income decreased to $647,000 for the three months ended March 31, 2005 from $1,120,000 in the same period in 2004. The decrease was principally due to an increase in the direct distribution of domestic Grafton® DBM to end users, which has a lower gross profit as a percentage of revenues and increased operating expense, in part, associated with the increased administrative costs related to implementation of programs to turn around the domestic business and increased professional fees.

The Base Tissue Segment incurred an operating loss of $1,478,000 in the first quarter of 2005 compared to an operating loss of $342,000 in the corresponding period in 2004. The decrease resulted primarily from a decline in gross profit margins because of the increase in direct distribution of traditional tissues and operating expenses primarily due to increased costs related to the expansion of our international operations, administrative costs related to implementation of programs to turn around the domestic business and increased professional fees.

Operating losses associated with other revenues were $110,000 and $2,502,000 in the first quarter of 2005 and 2004, respectively. The operating loss for 2004 results primarily from the charge of $1,998,000 to reduce metal spinal implant inventory and instrumentation to estimated net realizable value.

Other, Net

Other, net, which primarily represents interest expense, net of interest income, and foreign currency gains and losses, was $296,000 for the three months ended March 31, 2005 compared to $237,000 for the corresponding period during 2004. Interest expense, net of interest income, was $111,000 and $123,000 in the three months ended March 31, 2005 and 2004, respectively. Losses related to changes in exchange rates on foreign transactions denominated in US dollars, including intercompany debt, were $185,000 and $114,000 in the first quarter of 2005 and 2004, respectively.

Income Tax Benefit

We recognized an income tax benefit for the three months ended March 31, 2005 primarily due to losses in our domestic operations, offset slightly by a provision for income taxes for our French subsidiary. We have not provided any benefit for domestic state tax benefits as it is more likely than not that the future tax benefits are not recoverable. The benefit recognized for the three months ended March 31, 2004 was primarily due to losses incurred in our domestic operations and our ability to utilize previously unrecognized net operating loss carry forwards, which carried a full valuation allowance, to offset foreign income.

Liquidity and Capital Resources

At March 31, 2005, we had cash and cash equivalents of $11,760,000 compared to $13,391,000 at December 31, 2004. The decline in cash and cash equivalents primarily relates to continued investments in our tissue inventories and principal payments as long term debt. Working capital increased to $57,489,000 at March 31, 2005 compared to $56,839,000 at December 31, 2004, principally due to continued investments in our business.

Net cash utilized in operating activities was $774,000 for the three months ended March 31, 2005 compared to net cash used by operating activities of $636,000 for the three months ended March 31, 2004. The decline in net cash flow from operating activities is primarily due to our continued investments in our business, including the continued investment in work in process and unprocessed donor tissue inventories and an increase in accounts receivables, partially offset by increases in our accounts payable and other current liabilities.

Cash used in investing activities was $166,000 for the three months ended March 31, 2005 compared to cash used by investing activities of $213,000 for the three months ended March 31, 2004. Cash used in investing activities in both 2005 and 2004 primarily represented spending for capital expenditures.

Net cash used in financing activities was $619,000 and $556,000 for the three months ended March 31, 2005 and 2004, respectively. Cash used in financing activities in both periods primarily relates to principal payments on long-term debt, partially offset by the exercise of stock options and the sales of stock pursuant to our employee stock purchase plan.

We have a Credit Facility, as amended, which includes a $5,000,000 line of credit, a mortgage loan and an equipment term loan. As of March 31, 2005, no amounts were outstanding under the revolving line of credit and the full amount was available. The Credit Facility imposes certain restrictive operating and financial covenants, as more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company complied with all financial covenants as of March 31, 2005.

As of March 31, 2005, there were no material changes in our contractual obligations or long-term debt from that disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Recent Accounting Pronouncements

In December, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciations rights. SFAS No. 123R will require us to expense SBP awards as compensation costs for SBP transactions measured at fair value. In accordance with the provisions of SFAS No. 123R, SFAS No. 123R would have been effective beginning in our third quarter. In April, 2005, the Securities and Exchange Commission extended the effective date of SFAS No. 123R of 2005 until January 1, 2006.

We intend to adopt SFAS No. 123R using the modified prospective method. We are currently evaluating our long-term incentive plan related to the issuance of stock options, but no decisions have been made.

In March, 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligation.” (“FIN 47”). The interpretation addresses diverse practices, which have developed with respect to the recognition of asset retirement obligations when the timing and/or method of settlement of an obligation are conditional on a future event. It requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This guidance must be implemented by the fourth quarter of 2005 and the cumulative effect of initially applying the interpretation, if any, would be recorded as a change in accounting principle. We are in the process of evaluating the impact of implementing FIN 47.

Impact of Inflation and Foreign Currency Exchange Fluctuations

Results of operations for the periods discussed above have not been materially affected by inflation or foreign currency fluctuations related to the translation of financial statements denominated in foreign currency to US dollars. Losses related to changes in exchange rates on foreign transactions denominated in US dollars, including intercompany debt, were $185,000 and $114,000 in the first quarter of 2005 and 2004, respectively.

Litigation

Osteotech, Inc. is involved in various legal proceedings. For a discussion of these matters see, Note 8 of “Notes to Condensed Consolidated Financial Statements” included elsewhere herein and PART II. ITEM 1. LEGAL PROCEEDINGS, and our Annual Report on Form 10-K for the year ended December 31, 2004. It is possible that our results of operations or liquidity and capital resources could be adversely affected by the ultimate outcome of pending litigation or as a result of the costs of contesting such lawsuits.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see Item 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, in our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no significant changes in our market risk exposures from the fiscal 2004 year-end.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of March 31, 2005 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes made in our internal controls over financial reporting during the period covered by this report that have materially affected, or, are reasonably likely to materially affect these controls subsequent to the date of their last evaluation.

PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

The following is a description of material developments that occurred during the quarter ended March 31, 2005 in lawsuits reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Additionally, we are a party to other litigation incidental to our business, none of which, individually or in the aggregate, are expected to have a material adverse effect.

Tissue Transplant Technology, Ltd. d/b/a Bone Bank Allografts v. Osteotech, Inc.

In December, 2004, we were served with a suit filed by Tissue Transplant Technology, Ltd. d/b/a Bone Bank Allografts (“BBA”) alleging, among other things, breach of contract in connection with a processing agreement between the two parties entered into on June 1, 2000. BBA’s complaint, as amended, contains claims for breach of contract, tortious interference with existing contract, tortuous interference with prospective business relationships, negligence, breach of fiduciary duty, unfair competition, fraud, and federal unfair competition. BBA does not allege a specified amount of damages. On January 31, 2005, we filed a motion to transfer venue to the District of New Jersey and a motion to dismiss some of BBA’s claims. The U.S. District Court for the Western District of Texas, on April 26, 2005, denied our motion to transfer venue and granted our motion to dismiss only with respect to the breach of fiduciary duty claim. As a result, litigation with respect to BBA’s remaining claims will go forward in the Western District of Texas. We intend to file our answer, affirmative defenses and two counterclaims for breach of contract in early May. Discovery proceedings will begin soon thereafter. We and BBA have participated in three mediation sessions, but have been unable to reach a non-litigation resolution to the dispute.

We believe that the claims made against us in this action are without merit and will vigorously defend ourselves against such claims.

ITEM 6.   EXHIBITS

(a)	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

	Exhibit Number	Description	Page Number

10.53
Fourth Allonge to Loan and Security Agreement among Fleet National Bank, Successor in Interest to Summit Bank, Osteotech, Inc., Osteotech S.A. and OST Development dated March 25, 2004 (incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K, filed on March 29, 2005).
*

	10.54	License Agreement between Osteotech, Inc. and Rutgers, the State University of New Jersey, dated February 1, 2005.	*

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith.

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2005		Osteotech, Inc.

(Registrant)

Date: May 10, 2005	By:	/S/Richard W. Bauer

Richard W. Bauer President, Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2005	By:	/S/Michael J. Jeffries

Michael J. Jeffries Executive Vice President, Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)
- 18 -