Form 10-Q
period 2005-06-30
OSTEOTECH INC
filed 2005-08-09
CIK 874734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended June 30, 2005

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________to ________

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

The number of shares of the registrant’s common stock, $.01 par value, outstanding as of August 5, 2005 was 17,198,901.

PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements

OSTEOTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 30, 2005	December 31, 2004

ASSETS

Current assets:
Cash and cash equivalents	$10,959	$13,391
Accounts receivable, net of allowance of $1,664 in 2005 and $1,468 in 2004	18,764	14,795
Deferred processing costs	34,232	36,049
Inventories	1,524	1,202
Prepaid expenses and other current assets	6,223	5,595

Total current assets	71,702	71,032

Property, plant and equipment, net	35,050	37,447
Goodwill	1,669	1,669
Other assets	5,931	6,256

Total assets	$114,352	$116,404

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$13,128	$11,532
Current maturities of long-term debt	2,661	2,661

Total current liabilities	15,789	14,193

Long-term debt	8,746	10,076
Other liabilities	119	740

Total liabilities	24,654	25,009

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares Authorized; no shares issued or outstanding
Common stock, $.01 par value; 70,000,000 shares Authorized; issued and outstanding 17,198,901 shares in 2005 and 17,175,474 shares in 2004	172	172
Additional paid-in capital	64,568	64,482
Accumulated other comprehensive income	1,676	750
Retained earnings	23,282	25,991

Total stockholders’ equity	89,698	91,395

Total liabilities and stockholders’ equity	$114,352	$116,404

See accompanying notes to condensed consolidated financial statements.

OSTEOTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net revenues:
Service	$24,997	$21,153	$48,435	$43,346
Product	293	1,072	703	2,656

	25,290	22,225	49,138	46,002

Cost of services	15,110	11,800	28,173	22,697
Cost of products	107	468	265	3,710

	15,217	12,268	28,438	26,407

Gross profit	10,073	9,957	20,700	19,595

Marketing, selling, general and administrative	10,967	9,678	21,573	20,184
Research and development	1,224	1,187	2,186	2,043

	12,191	10,865	23,759	22,227

Operating loss	(2,118)	(908)	(3,059)	(2,632)

Other, net:
Interest expense, net	(41)	(101)	(152)	(222)
Foreign currency losses	(636)	(7)	(821)	(123)

	(677)	(108)	(973)	(345)

Loss before income tax benefit	(2,795)	(1,016)	(4,032)	(2,977)

Income tax benefit	(917)	(589)	(1,323)	(1,295)

Net loss	$(1,878)	$(427)	$(2,709)	$(1,682)

Net loss per share:
Basic	$(.11)	$(.02)	$(.16)	$(.10)
Diluted	$(.11)	$(.02)	$(.16)	$(.10)

Shares used in computing net loss per share:
Basic	17,187,792	17,144,280	17,182,245	17,132,335
Diluted	17,187,792	17,144,280	17,182,245	17,132,335

See accompanying notes to condensed consolidated financial statements.

OSTEOTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

Six Months Ended June 30,	2005	2004

Cash Flow From Operating Activities
Net loss	$(2,709)	$(1,682)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,799	4,078
Provision for metal spinal implant systems		1,998
Changes in current assets and liabilities:
Accounts receivable	(4,595)	(527)
Deferred processing costs	1,434	(2,855)
Inventories	(368)	502
Prepaid expenses and other current assets	(886)	356
Accounts payable and other liabilities	3,848	216

Net cash provided by (used in) operating activities	(477)	2,086

Cash Flow From Investing Activities
Capital expenditures	(459)	(771)
Other, net	(139)	67

Net cash used in investing activities	(598)	(704)

Cash Flow From Financing Activities
Proceeds from issuance of common stock	86	202
Principal payments on long-term debt	(1,330)	(1,331)

Net cash used in financing activities	(1,244)	(1,129)

Effect of exchange rate changes on cash	(113)	136

Net increase (decrease) in cash and cash equivalents	(2,432)	389
Cash and cash equivalents at beginning of period	13,391	15,326

Cash and cash equivalents at end of period	$10,959	$15,715

Supplementary cash flow data:
Cash paid during the period for interest	$321	$270
Cash paid during the period for taxes	561	1,413

See accompanying notes to condensed consolidated financial statements

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) considered necessary by management for a fair statement of the consolidated financial position as of June 30, 2005, the consolidated results of operations for the three months and six months ended June 30, 2005 and 2004, and the consolidated cash flows for the six months ended June 30, 2005 and 2004. The results of operations and cash flows for the respective interim periods are not necessarily indicative of the results to be expected for the full year.  The December 31, 2004 financial information has been derived from the audited financial statements for the year ended December 31, 2004.  The condensed consolidated financial statement should be read in conjunction with the audited consolidated financial statements, which were included as part of Osteotech, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2004.

2.	Other Intangible Assets

The Company’s intangibles, other than goodwill, are recorded at an original cost of $2,998,000 and $2,846,000 as of June 30, 2005 and December 31, 2004, respectively, and are principally represented by patents, patent applications and licenses.  The carrying values of such intangibles are $1,792,000 and $1,710,000 as of the same respective dates.  Patents and licenses are amortized over their estimated useful lives ranging from five to ten years.  Patent application costs are amortized upon grant of the patent or expensed if the application is rejected or withdrawn.

3.	Stock Options

The Company accounts for stock option awards in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations (“APB No. 25”). Accordingly, no compensation expense has been recognized for stock options, since all options have been granted with an exercise price equal to or greater than the market price of the underlying common stock on the date of grant.  The Company has adopted the “disclosure only” provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”).  Pro forma information regarding net income/loss and net income/loss per share is required by SFAS No. 123, and has been determined as if the Company accounted for its stock options on a fair value basis.  For purposes of the pro forma disclosures, the estimated fair value of the options is amortized on a straight-line basis to expense over the options’ vesting period, or such other period to match the vesting period or adjusted vesting period determined by the Company’s Board of Directors.

In December, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”).  SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciations rights.  SFAS No. 123R will require the Company to expense SBP awards as compensation costs for SBP transactions measured at fair value.  SFAS No. 123R would have been effective beginning in the Company’s third quarter of 2005, however, in April, 2005, the Securities and Exchange Commission extended the effective date of SFAS No. 123R to January 1, 2006. The Company intends to adopt SFAS No. 123R using the modified prospective method.  The Company is currently evaluating its long-term incentive plan related to the issuance of stock options, but no decisions have been made.

In anticipation of the effective date of SFAS No. 123 and to provide additional incentive to the Company’s employees, in June, 2005, the Company’s Board of Directors approved the accelerated vesting of all unvested stock options with an exercise price greater than $3.33, the closing price of the Company’s common stock on June 9, 2005.  Stock options representing 435,850 shares of the Company’s common stock were vested immediately as a result of this Board action. In accordance with the provisions of APB No. 25, the Company will not recognize any compensation cost in its consolidated statement of operations related to this Board action, since the exercise price of the options which were accelerated was greater than the market price. However, compensation costs, net of tax, associated with the acceleration of these stock options and determined in accordance with SFAS No. 123 of approximately $748,000 are included in the following table in addition to the amounts that would have been reflected had this Board action not occurred in compliance with the “disclosure only” provisions of SFAS No. 123.

On June 9, 2005, the Company’s Board of Directors approved amending all of the option agreements issued to the Company’s Chief Executive Officer, Richard W. Bauer, to provide that all of his options shall remain exercisable through the original expiration date of such option agreements, notwithstanding any provisions in such option agreements which would have limited the exercise period of such options following the termination of Mr. Bauer’s employment with the Company. Originally, the option agreements provided that upon the termination of Mr. Bauer’s employment with the Company, the option granted to Mr. Bauer must be exercised no later than the earlier of (i) the original expiration date or (ii)(a) the 90th day following the termination of Mr. Bauer’s employment with the Company or (b) the first anniversary of the date Mr. Bauer’s employment with the Company is terminated if his employment is terminated due to his death or disability. In accordance with the provisions of APB No. 25, the Company will not recognize any compensation cost in its consolidated statement of operations related to this change to Mr. Bauer’s stock options, since the exercise price of Mr. Bauer’s stock options were all greater than the market price of the Company’s common stock on June 9, 2005. In accordance with the provisions of SFAS No. 123, this change to Mr. Bauer’s stock options resulted in a compensation cost, net of tax, of 190,000 which will be included in the following table in accordance with the “disclosure only” provisions of SFAS No. 123.

The following table shows the estimated effect on earnings and per share data as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands except per share data)	2005	2004	2005	2004

Net loss - reported	$(1,878)	$(427)	$(2,709)	$(1,682)
Impact on net loss related to stock-based employee compensation expense, net of tax	$1,003	$227	$1,057	$454
Net loss - pro forma	$(2,881)	$(654)	$(3,766)	$(2,136)

Net loss per share
As reported:
Basic	$(.11)	$(.02)	$(.16)	$(.10)
Diluted	$(.11)	$(.02)	$(.16)	$(.10)
Pro forma:
Basic	$(.17)	$(.04)	$(.22)	$(.12)
Diluted	$(.17)	$(.04)	$(.22)	$(.12)

4.	Recent Accounting Pronouncements

In March, 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligation” (“FIN 47”). The interpretation addresses diverse practices, which have developed with respect to the recognition of asset retirement obligations when the timing and/or method of settlement of an obligation are conditional on a future event. The interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation if the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred (generally upon acquisition, construction or development) and/or through the normal operation of the asset. This guidance is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. The Company is in the process of evaluating the impact, if any, of implementing FIN 47.

In May, 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”).  SFAS No. 154 addresses the requirements for the accounting for and reporting of a change in accounting principle.  It requires retrospective application to prior periods financial statements of changes in accounting principles unless a pronouncement giving rise to a change in accounting principle includes specific transition provisions, in which case those provisions should be followed.  This guidance must be implemented for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

5.	2005 and 2004 Charges

2005 Charges

Reserves for Obsolescence and Expiration

During the second quarter of 2005, the Company increased its reserves for tissue inventories obsolescence and expiration by $790,000, mostly due to the previously announced dispute with Bone Bank Allograft (“BBA”), which prevents us from utilizing BBA labeled tissue.

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

6.	Deferred Processing Costs

Deferred processing costs consist of the following:

(in thousands)	June 30, 2005	December 31, 2004

Donor tissue to be processed	$11,015	$9,259
Tissue in process	6,249	11,740
Processed implantable donor tissue to be distributed by the Company	16,804	12,841
Processed implantable donor tissue held for clients	164	2,209

	$34,232	$36,049

7.	Inventories

Inventories consist of the following:

(in thousands)	June 30, 2005	December 31, 2004

Supplies	$297	$237
Raw materials	972	718
Finished goods	255	247

	$1,524	$1,202

8.	Debt and Financing Arrangements

The Company has a Credit Facility, as amended, which includes a $5,000,000 line of credit, a mortgage loan and an equipment term loan.  As of June 30, 2005, no amounts were outstanding under the revolving line of credit and the full amount was available.  The Credit Facility imposes certain restrictive operating and financial covenants.  The Company complied with all financial covenants as of June 30, 2005.

On August 8, 2005, the Company entered into the sale and leaseback transaction for the Company’s principal processing facility, which is more fully discussed in Note 14. A portion of the proceeds from this transaction were utilized to repay the then outstanding balance of the mortgage and equipment term loan and the line of credit was cancelled resulting in a termination of the Company’s credit facility.

9.	Commitments and Contingencies

Litigation

The following is a description of material developments that occurred during the three months ended June 30, 2005 in lawsuits reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.  Additionally, from time to time the Company is party to other litigation incidental to its business, none of which, individually or in the aggregate, are expected to have a material adverse effect on our results of operations or financial condition.

Tissue Transplant Technology, Ltd. d/b/a Bone Bank Allografts v. Osteotech, Inc.

In December, 2004, the Company was served with a suit filed by Tissue Transplant Technology, Ltd. d/b/a Bone Bank Allografts (“BBA”) alleging, among other things, breach of contract in connection with a processing agreement between the two parties entered into on June 1, 2000.  BBA’s complaint, as amended, contains claims for breach of contract, tortious interference with existing contract, tortious interference with prospective business relationships, negligence, breach of fiduciary duty, unfair competition, fraud, and federal unfair competition.  BBA does not allege a specified amount of damages.  On January 31, 2005, the Company filed a motion to transfer venue to the District of New Jersey and a motion to dismiss some of BBA’s claims.  On April 26, 2005, the U.S. District Court for the Western District of Texas denied the Company’s motion to transfer venue and granted the Company’s motion to dismiss only with respect to the breach of fiduciary duty claim.  As a result, litigation with respect to BBA’s remaining claims will go forward in the Western District of Texas.  On May 10, 2005, the Company filed its answer, affirmative defenses and two counterclaims for breach of contract. Discovery proceedings and depositions are ongoing.  The Company and BBA have participated in three mediation sessions, but have been unable to reach a non-litigation resolution to the dispute.

The Company believes that the claims made against it in this action are without merit and will vigorously defend against such claims.

10.	Comprehensive Loss

Comprehensive loss for the three months and six months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands)	2005	2004	2005	2004

Net loss	$(1,878)	$(427)	$(2,709)	$(1,682)

Currency translation adjustments	469	(96)	926	(88)

Comprehensive loss	$(1,409)	$(523)	$(1,783)	$(1,770)

11.	Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share for the three months and six months ended June 30, 2005 and 2004.

	Three Months Ended June 30,		Six Months Ended June 30,

(dollars in thousands, except per share data)	2005	2004	2005	2004

Net loss available to common shareholders	$(1,878)	$(427)	$(2,709)	$(1,682)

Denominator for basic net loss per share, weighted average common shares outstanding	17,187,792	17,144,280	17,182,245	17,132,335
Effect of dilutive securities, stock options

Denominator for diluted net loss per share	17,187,792	17,144,280	17,182,245	17,132,335

Net loss per share:
Basic	$(.11)	$(.02)	$(.16)	$(.10)
Diluted	$(.11)	$(.02)	$(.16)	$(.10)

As of June 30, 2005 and 2004, the Company had outstanding options to purchase 2,922,162 and 2,421,636 shares of common stock, respectively, which were excluded from the calculation of diluted net loss per share as the effects are antidilutive.

12.

Operating Segments

Summarized in the table below is financial information for our reportable segments for the three months and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,

(dollars in thousands)	2005	2004	2005	2004

Revenues:
Demineralized Bone Matrix Segment	$14,012	$10,862	$26,907	$22,295
Base Tissue Segment	10,985	10,291	21,528	21,051
Other	293	1,072	703	2,656

Consolidated	$25,290	$22,225	$49,138	$46,002

Operating income (loss):
Demineralized Bone Matrix Segment	$1,237	$121	$1,883	$1,241
Base Tissue Segment	(3,434)	(722)	(4,911)	(1,064)
Other	79	(307)	(31)	(2,809)

Consolidated	$(2,118)	$(908)	$(3,059)	$(2,632)

One of our clients in the DBM and Base Tissue Segments, the Musculoskeletal Transplant Foundation (“MTF”), accounted for 30% and 31% of consolidated net revenues during the three months and six months ended June 30, 2005, respectively.  In January, 2005, MTF acquired the allograft tissue banking operations of the American Red Cross (“ARC”), which previously had been a major customer of the Company.  For the three months ended June 30, 2005, the Company did not recognize any revenues from ARC. For the six months ended June 30, 2005, ARC accounted for 2% of consolidated net revenues.  For the three and six months ended June 30, 2004, MTF and ARC accounted for 20% and 22% and 19% and 22%, respectively, of consolidated net revenues. As of June 30, 2005 and December 31, 2004, these two clients together accounted for 30% and 32%, respectively, of consolidated outstanding account receivables.

13.	Reclassifications

Certain prior year amounts have been reclassified to conform to the 2005 presentation.

14.	Subsequent Events

Sale and Leaseback of Processing Facility

On August 8, 2005, the Company completed the sale of its principal processing facility located in Eatontown, New Jersey to an unrelated third party for $16.5 million in cash. The Company also entered into an agreement to leaseback the processing facility. The lease agreement is for an initial term of 20 years with two five year renewal options at the Company’s election.  Lease payments will be $2,326,000 annually for the first seven years of the agreement, $1,460,000 for years eight through twelve, a rental rate to be determined at the time with a minimum rate of $1,460,000 and a maximum rate of $1,533,000 for years thirteen through seventeen, and a  rental rate to be determined at the time with a minimum rate equal to the actual rental rate in year seventeen and a maximum rate of $1,609,650 for years eighteen through twenty.  The Company retains all property and equipment, including leasehold improvements, directly related to the operation of the Company’s business. The transaction will be recorded as a capital lease, with the resulting gain of approximately $3,600,000 from the sale of the facility deferred and amortized in proportion to the amortization of the leased assets. The Company has not yet completed an evaluation of the impact of FIN47 and SFAS No. 143, “Accounting for Asset Retirement Obligations” as it relates to this transaction.

The Company utilized a portion of the proceeds from the sale to repay all outstanding debt as of August 8, 2005 of $10,963,000. All remaining proceeds arising from this transaction will be utilized for general corporate purposes.

Intercompany Loans – Permanent Status

On July 7, 2005, the Company’s Board of Directors declared $5.5 million of intercompany loans between the domestic company and OST Developpement S.A., the Company’s French subsidiary, to be permanent debt, requiring no principal payments on such intercompany loans for the foreseeable future. As a result, and pursuant to SFAS No. 52, “Foreign Currency Translation”, from July 7, 2005 forward that portion of the intercompany debt will no longer be subject to the effects of variations in currency exchange rates between the U.S. dollar and the Euro. The remaining outstanding balance under intercompany loans between the domestic company and OST Developpement. of $3,141,000 as of June 30, 2005 will continue to be subject to variations in currency exchange rates between the U.S. dollar and the Euro. Historically, the Company has recognized cumulative translation gains on its intercompany debt of $105,000 in its consolidated statement of operations.

Management Change

On July 29, 2005, the Company announced the forthcoming retirement of Michael J. Jeffries, its Executive Vice President, Chief Financial Officer and Secretary, effective December 31, 2005.  The Board of Directors has approved a retirement arrangement for Mr. Jeffries with an approximate value of $430,000 that includes the following commitments: (i) 15 months of severance payments, (ii) compensation corresponding to all unused vacation pay accrued as of the date of retirement, (iii) payment of premiums for Mr. Jeffries’ medical, dental and life insurance coverage through March 31, 2007, and (iv) payment of all COBRA premiums commencing April 1, 2007 through (a) the earlier of such time Mr. Jeffries is eligible to receive Medicare benefits or (b) eighteen months after April 1, 2007. Mr. Jeffries will also receive 100% of bonus payouts, if any, that are awarded to Mr. Jeffries for the year ending December 31, 2005 in accordance with the Management Performance Bonus Plan.  The Company will record the value of the retirement arrangement ratably to the consolidated statement of operations over the remainder of 2005. In addition, all outstanding stock options granted to Mr. Jeffries shall remain exercisable through the original expiration dates of the option agreements pursuant to which they were granted, notwithstanding any provisions in such option agreements which would have limited the exercise period of such options following the termination of Mr. Jeffries’ employment with the Company.  In accordance with the provisions of APB No. 25, the Company will recognize compensation costs in the third quarter of 2005 of approximately $41,000 related to this change to Mr. Jeffries’ stock options, for all stock options where the exercise price of Mr. Jeffries’ stock options are less than the market price of the Company’s common stock on August 3, 2005.  In addition, Mr. Jeffries and the Company mutually agree to release each other from any claims or liabilities arising out of Mr. Jeffries’ employment or retirement.  Mr. Jeffries will also be subject to certain non-competition covenants through March 31, 2007.

On August 1, 2005 the Company announced that the Board of Directors had appointed Mark H. Burroughs, currently the Company’s Vice President, Finance and Treasurer, to succeed Mr. Jeffries as the Company’s Executive Vice President, Chief Financial Officer and Secretary upon the retirement of Mr. Jeffries.

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

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

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

Net Income (Loss)

We incurred a consolidated net loss for the three months ended June 30, 2005 of $1,878,000 or $.11 diluted net loss per share compared to a consolidated net loss of $427,000 or $.02 diluted net loss per share for the three months ended June 30, 2004. We incurred a consolidated net loss for the six months ended June 30, 2005 of $2,709,000 or $.16 diluted net loss per share compared to a consolidated net loss of $1,682,000 or $.10 diluted net loss per share for the six months ended June 30, 2004. The net loss in both periods of 2005 is primarily attributable to lower gross profit margins, increased operating expenses and foreign currency translation losses. Gross profit margins were primarily impacted by an increase in reserves for tissue inventory obsolescence and expiration of $790,000, mostly due to the previously announced dispute with Bone Bank Allograft (“BBA”), which prevents us from utilizing BBA labeled tissue, and negative production variances of $700,000 related to our Graftech® Bio-implant product line due to a planned reduction in unit production output to reduce overall Graftech® Bio-implant inventory levels. Operating expenses increased primarily due to costs associated with implementation of programs to turn around the domestic business, expenses associated with our continuing investment in strengthening and diversifying our tissue sources and increased professional fees. We incurred translation losses on the outstanding balance of intercompany debt due to the strengthening of the U.S. dollar against the Euro. The net loss for the six months ended June 30, 2004 was impacted by the inventory reserves associated with our exit from the metal spinal implant business of

$1,998,000 and the severance costs related to the reorganization of our sales and marketing functions of $650,000.

The following is a discussion of factors affecting results of operations for the three months and six months ended June 30, 2005 and 2004.

Net Revenues

Consolidated net revenues increased $3,065,000 to $25,290,000 in the second quarter of 2005 compared to consolidated net revenues of $22,225,000 in the corresponding period in 2004. Domestic net revenues increased 11% to $21,662,000 for the three months ended June 30, 2005 from $19,446,000 in the same period in 2004. Foreign-based net revenues increased 31% to $3,628,000 in the second quarter of 2005 from $2,779,000 in the same period in 2004. Consolidated net revenues increased 7% to $49,138,000 for the six months ended June 30, 2005 compared to consolidated net revenues of $46,002,000 for the six months ended June 30, 2004. Domestic net revenues increased 4% to $42,019,000 for the six months ended June 30, 2005 from $40,365,000 in the corresponding period in 2004. Foreign-based revenues increased 26% to $7,119,000 for the six months ended June 30, 2005 from $5,637,000 in the same period in 2004. These increases in revenues are mainly attributable to the continued growth of our international and private label businesses and improved domestic revenues of Grafton® DBM. Consolidated revenues for the three months and six months ended June 30, 2004 included revenue of $608,000 and $1,700,000 from metal spinal implant products that we discontinued distributing in June, 2004.

Revenues in the Demineralized Bone Matrix (“DBM”) Segment, or DBM Segment, increased 29% to $14,012,000 in the second quarter of 2005 from revenues of $10,862,000 in the corresponding period in 2004. DBM Segment revenues for the six months ended June 30, 2005 of $26,907,000 increased 21% from DBM Segment revenues of $22,295,000 for the six months ended June 30, 2004. Domestic Grafton® DBM revenues increased 27% to $10,922,000 in second quarter 2005 from revenues of $8,632,000 in second quarter 2004 and increased to $20,818,000 for the six months ended June 30, 2005 from $17,737,000 for the corresponding period in the prior year. The increase in domestic Grafton® DBM revenues in the three months and six months ended June 30, 2004 is primarily related to an 11% increase in the volume compared to the corresponding periods in the prior year and recognition of a greater portion of the end user selling price arising from the continued conversion of unit sales of domestic Grafton® DBM business to direct distribution. Domestic private label revenues increased to $839,000 in the second quarter 2005 from revenues of $542,000 in second quarter 2004 and increased to $1,940,000 for the six months ended June 30, 2005 from $1,146,000 for the corresponding period in the prior year. The increase in revenues in both periods of 2005 relates mainly to shipments under our arrangement with Smith & Nephew, since we did not commence shipping product under this arrangement until July, 2004. Foreign-based Grafton® DBM revenues increased 33% to $2,251,000 in the second quarter of 2005 from revenues of $1,688,000 in the corresponding period in the prior year, and increased 22% to $4,149,000 for the six months ended June 30, 2005 from $3,412,000 for the six months ended June 30, 2004. The increase in foreign-based Grafton® DBM revenues is primarily due to increased unit volume arising from our increased penetration in existing markets and the expansion into additional markets.

Base Allograft Tissue Segment, or Base Tissue Segment, revenues increased 7% to $10,985,000 in the second quarter of 2005 from $10,291,000 in the corresponding period in 2004. Base Tissue Segment revenues increased 2% to $21,528,000 for the six months ended June 30, 2005 from revenues of $21,051,000 for the six months ended June 30, 2004. The increase in Base Tissue Segment revenues in the second quarter of 2005 is primarily attributable to an increase in unit volumes of directly distributed traditional tissue partially offset by a decline in revenues from Graftech® Bio-implant’s due to lower demand and the processing of fewer donors for clients. Revenues from, the domestic distribution of traditional tissue increased 297% and 237% in the three months and six months ended June 30, 2005, respectively, compared to the respective corresponding period in 2004, primarily as a result of increased unit volume. Revenues from the processing of donors for clients declined 17% in the second quarter of 2005 as compared to the second quarter of 2004, primarily due to an 18% decline in donors processed for such clients, and declined 20% for the six months ended June 30, 2005 as compared to the corresponding period in 2004, principally due to a 20% decline in donors processed for clients. Revenues from Graftech® Bio-implant, which are distributed domestically, declined 8% to $4,729,000 in the three months ended June 30, 2005 from $5,147,000 in the three months ended June 30, 2004, primarily due to a 16% decline in unit volume partially offset by January 1, 2005 price increases and a shift in mix of units sold to units with a higher per unit selling price. Graftech® Bio-implant revenues declined 14% in the six months ended June 30, 2005 to $9,271,000 from the $10,815,000 in the corresponding period in 2004, due primarily to a 16% decline in unit volume. International traditional tissue processing and distribution revenues increased 54% to $1,211,000 in the three months ended June 30, 2005 from $784,000 in the corresponding period in 2004, and increased 65% for the six months ended June 30, 2005 to $2,607,000 compared to $1,579,000 in the earlier year period. The increases in both periods resulted primarily from increased unit sales volume related to increased market penetration.

Revenue from other product lines, consisting primarily of bovine tissue, declined in the second quarter of 2005 to $293,000 from $1,072,000 in the same period in 2004 and declined for the six months ended June 30, 2005 to $703,000 from $2,656,000 in the corresponding period in 2004. The decline in revenues in both periods is due principally to discontinuing our distribution efforts for all metal spinal implant product lines during 2004. Revenues from metal spinal implant product lines were $608,000 and $1,700,000 for the three months and six months ended June 30, 2004, respectively.

One of our clients in the DBM and Base Tissue Segments, the Musculoskeletal Transplant Foundation (“MTF”), accounted for 30% of consolidated net revenues during the three months ended June 30, 2005 and 31% of consolidated net revenues for the six months ended June 30, 2005. In January, 2005, MTF acquired the allograft tissue banking operations of the American Red Cross (“ARC”), which previously had been a major customer of the Company. For the six months ended June 30, 2005, ARC accounted for 2% of consolidated net revenues. There were no revenues from ARC for the three months ended June 30, 2005. For the three months ended June 30, 2004, MTF and ARC accounted for 20% and 22%, respectively, of consolidated net revenues, and for the six months ended June 30, 2004, MTF and ARC accounted for 19% and 22%, respectively, of consolidated net revenues. We have two processing agreements with MTF. The first agreement expires on December 31, 2008 and the second agreement expires on December 31, 2006, but may be extended for two additional one-year periods if certain conditions contained in the agreement are met.

Gross Profit Margin

Consolidated gross profit margin was 40% in the second quarter of 2005 compared to 45% in the second quarter of 2004 and consolidated gross profit margin was 42% for the six months ended June 30, 2005 compared to 43% for the six months ended June 30, 2004. The decline in gross profit margin in both periods was due primarily to the ongoing shift in our domestic business model to direct distribution of allograft tissue forms to end users, an increase in reserves for tissue inventory obsolescence and expiration, in part, because of the previously announced dispute with BBA and negative production variances of $700,000 related to our Graftech® Bio-implant product line due to a planned reduction in unit production output to reduce overall Graftech® Bio-implant inventory levels. The six months ended June 30, 2004 was impacted negatively by the reserves recorded in the first quarter of 2004 for costs associated with our exit from the metal spinal implant business of $1,998,000 to reduce metal spinal implant inventory and instrumentation to estimated net realizable value. We expect to continue to incur charges related to negative production variances related to our Graftech® Bio-implant product line throughout the remainder of 2005 as we continue our planned reduction in unit production output to reduce overall Graftech® Bio-implant inventory levels.

Marketing, Selling, General and Administrative Expenses

Consolidated marketing, selling, general and administrative expenses increased 13% in the second quarter 2005 to $10,967,000 from $9,678,000 in the corresponding period in 2004. Consolidated marketing, selling, general and administrative expenses increased 7% for the six months ended June 30, 2005 to $21,573,000 from $20,184,000 for the six months ended June 30, 2004. The increased spending in 2005 over the corresponding periods in 2004 is principally due to costs associated with implementation of programs to turn around the domestic business, expenses associated with our continuing investment in strengthening and diversifying our tissue sources and increased professional fees. The six month period ended June 30, 2004 included a severance charge of $650,000 related to the reorganization of the sales and marketing departments. As we continue to implement ongoing programs we expect marketing, selling and general and administrative expenses to continue to increase in the second half of 2005.

Research and Development Expenses

Consolidated research and development expenses increased 3% in the second quarter of 2005 to $1,224,000 from $1,187,000 in the corresponding period in 2004, and increased 7% in the six months ended June 30, 2005 to $2,186,000 from $2,043,000 in the six months ended June 30, 2004. The increase in both periods principally results from increased activity related to development costs of our new product, Grafton® DBM Orthoblend, which was launched in April, 2005, continued development of a new system of PEEK composite material and allograft tissue, which we expect to launch in the fourth quarter of 2005, and continued development of our Plexus™ Technology. We expect that research and development expenditures will continue to increase in future quarters due to new projects and programs and increased activity in existing projects, including the continued development of our Plexus™ Technology.

Operating Income (Loss)

We incurred a consolidated operating loss of $2,118,000 and $3,059,000 for the three months and six months ended June 30, 2005, respectively, compared to a consolidated operating loss of $908,000 and $2,632,000 in the same respective periods in 2004. The operating losses in both periods in 2005 result principally from lower gross profit margins and increased operating expenses. Our gross profit margins were primarily impacted by the aforementioned increase in reserves for tissue inventory obsolescence and expiration of $790,000 and negative production variances of $700,000. Operating expenses increased primarily due to costs associated with implementation of programs to turn around the domestic business, expenses associated with our continuing investment in strengthening and diversifying our tissue sources and increased professional fees. The operating loss arising in the three months ended June 30, 2004 results principally from a decline in gross profit margin impacted by lower net revenues and increased per unit processing costs. The operating loss for the six months ended June 30, 2004 primarily related to the aforementioned charges to reduce metal spinal implant inventory and instrumentation to estimated net realizable value and severance related to the reorganization of our sales and marketing departments, increased sales and commission costs, and lower gross profit margins resulting from the shift in revenue towards lower margin product categories.

DBM Segment operating income increased to $1,237,000 in the three months ended June 30, 2005 from $121,000 in the same period in 2004 and increased to $1,883,000 for the six months ended June 30, 2005 from $1,241,000 in the corresponding period in 2004. These increases are attributable to the increase in domestic Grafton® DBM revenues, a corresponding increase in gross profit margin, partially offset by an increase in operating expenses. Operating income for the six months ended June 30, 2004 was adversely impacted by a portion of the severance costs related to the reorganization of the sales and marketing departments.

We incurred an operating loss in the Base Tissue Segment of $3,434,000 and $4,911,000 in the three months and six months ended June 30, 2005, respectively, compared to operating losses of $722,000 and $1,064,000 in the respective corresponding periods in 2004. The operating losses in 2005 result principally from the decreased revenue from Graftech® Bio-implant due to lower demand, the processing of fewer donors for clients, reserves for tissue inventory obsolescence and expiration, the charges for negative production variances and increased operating expenses.

Operating income associated with other revenues for the quarter ended June 30, 2005 was $79,000 compared to an operating loss of $307,000 in the corresponding 2004 period. The six months ended June 30, 2005 generated an operating loss of $31,000 compared to an operating loss of $2,809,000 in the comparable 2004 period. The operating loss for the six months ended June 30, 2004 included a charge of $1,998,000 due to the decision in the first quarter of 2004 to exit from the metal spinal implant business.

Other, Net

Other, net, which primarily represents interest expense, net of interest income, and foreign currency translation and transaction gains and losses was $677,000 and $973,000 for the three months and six months ended June 30, 2005, respectively, compared to $108,000 and $345,000, respectively, for the corresponding periods during 2004. Interest expense, net of interest income, was $41,000 and $152,000 in the three months and six months ended June 30, 2005, respectively, compared to $101,000 and $222,000 in the three months and six months ended June 30, 2004, respectively. Losses related to changes in exchange rates on foreign transactions denominated in US dollars, primarily related to intercompany debt, were $636,000 and $821,000 in the three months and six months ended June 30, 2005, respectively, compared to $7,000 and $123,000 in the three months and six months ended June 30, 2004, respectively.

On July 7, 2005, the Board of Directors declared $5.5 million of intercompany loans between the domestic company and OST Developpement, our French subsidiary, to be permanent debt, requiring no principal payments on such intercompany loans for the foreseeable future. As a result, and pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 52, “Foreign Currency Translation”, from July 7, 2005 forward that portion of the intercompany debt will no longer be subject to the effects of variations in currency exchange rates between the U.S. dollar and the Euro. The remaining outstanding balance under intercompany loans between the domestic company and OST Developpement of $3,141,000 as of June 30, 2005 will continue to be subject to variations in currency exchange rates between the U.S. dollar and the Euro.

Income Tax Benefit

We recognized an income tax benefit in the three months and six months ended June 30, 2005 primarily due to losses in our domestic and foreign operations and our assessment of the recoverability of these benefits. We have not provided any benefit for domestic state income taxes as we have established a valuation allowance for such state income tax benefits in accordance with SFAS No. 109, “Accounting for Income Taxes”, because we believe that it is more likely than not that such benefits will not be recoverable. We intend to maintain the valuation allowance related to domestic state income taxes until sufficient positive evidence exists to support the reversal of such valuation allowances. We recognized income tax benefits for the three months and six months ended June 30, 2004 primarily due to losses incurred in our domestic operation and our assessment of the recoverability of these benefits and our ability to utilize previously unrecognized foreign net operating loss carry forwards, which carried a full valuation allowance, to offset foreign income.

Liquidity and Capital Resources

At June 30, 2005, we had cash and cash equivalents of $10,959,000 compared to $13,391,000 at December 31, 2004. The decline in cash and cash equivalents primarily relates to increases in accounts receivable as a result of increased revenues, spending designed to continue the strengthening of our tissue sources and turn around our domestic business and principal payments on long term debt, partially offset by the timing of payments to vendors and suppliers. Working capital decreased to $55,913,000 at June 30, 2005 compared to $56,839,000 at December 31, 2004.

Net cash utilized by operating activities was $477,000 for the six months ended June 30, 2005 and net cash provided by operations during the six months ended June 30, 2004 was $2,086,000. In 2005, net cash used by operating activities is primarily due the net loss for the period and an increase in accounts receivable due to increased revenues, partially offset by the timing of payments to vendors and suppliers.

Cash used in investing activities was $598,000 for the six months ended June 30, 2005 compared to cash used by investing activities of $704,000 for the six months ended June 30, 2004. Cash used in investing activities in 2005 and 2004 primarily results from capital expenditures of $459,000 and $771,000, respectively.

Net cash used in financing activities was $1,244,000 and $1,129,000 for the six months ended June 30, 2005 and 2004, respectively. Net cash used in financing activities in both periods primarily results from principal payments on long-term debt, partially offset by proceeds from the sale of common stock associated with employee stock option exercises and our employee stock purchase plan.

At June 30, 2005, we had a Credit Facility, as amended, which included a $5,000,000 line of credit, a mortgage loan and an equipment term loan. As of June 30, 2005, no amounts were outstanding under the revolving line of credit and the full amount was available. The Credit Facility imposed certain restrictive operating and financial covenants. The Company complied with all financial covenants as of June 30, 2005.

On August 8, 2005, we completed the sale of our principal processing facility located in Eatontown, New Jersey to an unrelated third party for $16.5 million in cash. We also entered into an agreement to leaseback the processing facility. The lease agreement is for an initial term of 20 years with two five year renewal options at our election. Lease payments will be $2,326,000 annually for the first seven years of the agreement, a $1,460,000 for years eight through twelve, a rental rate to be determined at the time with a minimum rate of $1,460,000 and a maximum rate of $1,533,000 for years thirteen through seventeen, and a rental rate to be determined at the time with a minimum rate equal to the actual rental rate in year seventeen and a maximum rate of $1,609,650 eighteen through twenty. We retain all property and equipment, including leasehold improvements, directly related to the operation of our business. The transaction will be recorded as a capital lease, with the resulting gain of approximately $3,600,000 from the sale of the facility deferred and amortized in proportion to the amortization of the leased assets. We have not yet completed an evaluation of the impact of FIN47 and SFAS No. 143, “Accounting for Asset Retirement Obligations” as it relates to this transaction.

We utilized a portion of the proceeds from the sale to repay all outstanding debt as of August 8, 2005 of $10,963,000 and the line of credit was cancelled. All remaining proceeds arising from this transaction will be utilized for general corporate purposes.

We believe that our cash and cash equivalents, together with anticipated future cash flows from operations, will be sufficient to meet our forecasted cash needs for the next twelve months. From time to time we may seek additional funds through equity or debt financing. However, there can be no assurance that such additional funds will be available, or if available, that such funds will be available on favorable terms.

Recent Accounting Pronouncement

In December, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciations rights. SFAS No. 123R will require us to expense SBP awards as compensation costs for SBP transactions measured at fair value. SFAS No. 123R would have been effective beginning in our third quarter of 2005, however, in April, 2005, the Securities and Exchange Commission extended the effective date of SFAS No. 123R to January 1, 2006. We intend to adopt SFAS No. 123R using the modified prospective method. We are currently evaluating our long-term incentive plan related to the issuance of stock options, but no decisions have been made.

In March, 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligation” (“FIN 47”). The interpretation addresses diverse practices, which have developed with respect to the recognition of asset retirement obligations when the timing and/or method of settlement of an obligation are conditional on a future event. The interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation if the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred (generally upon acquisition, construction or development) and/or through the normal operation of the asset. This guidance is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. We are in the process of evaluating the impact, if any, of implementing FIN 47.

In May, 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 addresses the requirements for the accounting for and reporting of a change in accounting principle. It requires retrospective application to prior periods financial statements of changes in accounting principles unless a pronouncement giving rise to a change in accounting principle includes specific transition provisions, in which case those provisions should be followed. This guidance must be implemented for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005

As of June 30, 2005, there were no material changes in our contractual obligations or long-term debt from that disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2004, except as of August 8, 2005, we have repaid the outstanding balance on our long-term debt and have entered into a new capital lease arrangement, which has the following minimum lease commitments over the 20 year term of the lease:

(In thousands)	Total	Less Than One Year	Years 2-3	After 3 Years

Capital lease obligations	$36,077	$2,326	$4,652	$29,099

Impact of Inflation and Foreign Currency Exchange Fluctuations

Results of operations for the periods discussed above have not been materially affected by inflation or foreign currency fluctuations related to the translation of financial statements denominated in foreign currency to US dollars. Losses related to changes in exchange rates on foreign transactions denominated in US dollars, including intercompany debt, were $636,000 and $821,000 in the three months and six months ended June 30, 2005, respectively, compared to losses of $7,000 and $123,000 in the three months and six months ended June 30, 2004, respectively.

Litigation

Osteotech, Inc. is involved in various legal proceedings. For a discussion of these matters see, Note 9 of “Notes to Condensed Consolidated Financial Statements” included elsewhere herein and PART II. ITEM 1. LEGAL PROCEEDINGS, and our Annual Report on Form 10-K for the year ended December 31, 2004 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2005. It is possible that our results of operations or liquidity and capital resources could be adversely affected by the ultimate outcome of pending litigation or as a result of the costs of contesting such lawsuits.

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

Evaluation of disclosure controls and procedures

During the first six months of 2005, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of June 30, 2005, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)

under the Securities Exchange Act of 1934) are effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in internal controls

There were no changes made in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, these controls subsequent to the date of their last evaluation.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The following is a description of material developments that occurred during the three months ended June 30, 2005 in lawsuits reported in our Annual Report on Form 10-K for the year ended December 31, 2004 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005. Additionally, from time to time we are a party to other litigation incidental to our business, none of which, individually or in the aggregate, are expected to have a material adverse effect on our results of operations or financial condition.

Tissue Transplant Technology, Ltd. d/b/a Bone Bank Allografts v. Osteotech, Inc.

In December, 2004, we were served with a suit filed by Tissue Transplant Technology, Ltd. d/b/a Bone Bank Allografts (“BBA”) alleging, among other things, breach of contract in connection with a processing agreement between the two parties entered into on June 1, 2000. BBA’s complaint, as amended, contains claims for breach of contract, tortious interference with existing contract, tortious interference with prospective business relationships, negligence, breach of fiduciary duty, unfair competition, fraud, and federal unfair competition. BBA does not allege a specified amount of damages. On January 31, 2005, we filed a motion to transfer venue to the District of New Jersey and a motion to dismiss some of BBA’s claims. On April 26, 2005, the U.S. District Court for the Western District of Texas denied our motion to transfer venue and granted our motion to dismiss only with respect to the breach of fiduciary duty claim. As a result, litigation with respect to BBA’s remaining claims will go forward in the Western District of Texas. On May 10, 2005, we filed our answer, affirmative defenses and two counterclaims for breach of contract. Discovery proceedings and depositions are ongoing. The parties have participated in three mediation sessions, but have been unable to reach a non-litigation resolution to the dispute.

We believe that the claims made against using this action are without merit and will vigorously defend against such claims.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	An annual meeting of stockholders of Osteotech, Inc. was held on June 9, 2005.

(c)	The matters voted upon at the annual meeting and the results of the voting are set forth below:

i)

With respect to the election of Directors of Osteotech, the persons named below were elected at the annual meeting to serve a term of one year or until the next annual meeting of stockholders. They constitute the entire board of directors of Osteotech. Each received the following number of votes:

Director	For	Withheld

Richard W. Bauer	14,713,374	1,861,833
Kenneth P. Fallon, III	16,095,486	479,721
Stephen Galliker	16,086,670	488,537
Michael J. Jeffries	14,563,228	2,011,979
Donald D. Johnston	14,766,534	1,808,673
Sam Owusu-Akyaw	16,124,937	450,270
Robert J. Palmisano	16,066,388	508,819
Thomas M. Patton	16,267,126	308,081
Stephen J. Sogin, Ph.D.	16,058,387	516,280

ii)

With respect to a proposal to extend the expiration date of Osteotech’s 1994 Employee Stock Purchase Plan to July 1, 2009, the stockholders voted 9,129,161 shares in favor, 676,693 shares against and 10,004 shares abstained. Broker non-votes were not applicable. This proposal received the vote required by Delaware General Corporation Law and Osteotech’s by-laws for approval (i.e. the affirmative vote of a majority of the shares of common stock voted on the proposal).

ITEM 5.	OTHER INFORMATION

(a) On August 8, 2005, the Company entered into a Purchase and Sale Agreement with 201 Industrial Way, Inc., an unrelated third party, whereby the Company completed the sale of its principal processing facility located in Eatontown, New Jersey to 201 Industrial Way, Inc. for $16.5 million in cash. On August 8, 2005, the Company also entered into an agreement to lease the processing facility from 201 Industrial Way, Inc. The lease agreement is for an initial term of 20 years with two five year renewal options at the Company’s election. Lease payments will be $2,326,000 annually for the first seven years of the agreement, $1,460,000 for years eight through twelve, a rental rate to be determined at the time with a minimum rate of $1,460,000 and a maximum rate of $1,533,000 for years thirteen through seventeen, and a rental rate to be determined at the time with a minimum rate equal to the actual rental rate in year seventeen and a maximum rate of $1,609,650 for years eighteen through twenty. The Company retains all property and equipment, including leasehold improvements, directly related to the operation of our business. The transaction will be recorded as a capital lease, with the resulting gain of approximately $3,600,000 from the sale of the facility deferred and amortized in proportion to the amortization of the leased assets. The Company has not yet completed an evaluation of the impact of FIN47 and SFAS No. 143, “Accounting for Asset Retirement Obligations” as it relates to this transaction.

The Company previously entered into a Credit Facility with Bank of America, N.A. (successor by merger to Fleet National Bank), as amended, which included a $5,000,000 line of credit, a mortgage loan and an equipment term loan. Simultaneous to the closing of the sale and leaseback, the Company utilized a portion of the proceeds from the sale to repay all outstanding debt under the Credit Facility as of August 8, 2005 of $10,963,000. As a result, the mortgage and equipment loan were repaid, the line of credit was cancelled and the Company’s Credit Facility was terminated. All remaining proceeds arising from the sale and leaseback transaction will be utilized for general corporate purposes.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Number	Description	Page Number

10.55	1994 Employee Stock Purchase Plan, as amended	*
10.56	First form of option agreement and form of amendment thereto, used to grant options to Richard Bauer	*
10.57	Second form of option agreement, and amendment thereto, used to grant options to Richard Bauer	*
10.58	Third form of option agreement, and amendment thereto, used to grant options to Richard Bauer	*
10.59	Fourth form of option agreement, and amendment thereto, used to grant options to Richard Bauer	*
10.60	Fifth form of option agreement, and amendment thereto, used to grant options to Richard Bauer	*
10.61	Sixth form of option agreement, and amendment thereto, used to grant options to Richard Bauer	*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*          Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2005		Osteotech, Inc.

(Registrant)

Date: August 9, 2005	By:	/S/Richard W. Bauer

Richard W. Bauer
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2005	By:	/S/Michael J. Jeffries

Michael J. Jeffries
Executive Vice President,
Chief Financial Officer
(Principal Financial Officer and
Chief Accounting Officer)