Form 10-Q
period 2005-09-30
OSTEOTECH INC
filed 2005-11-09
CIK 874734

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



                                   (Mark One)

[x]Quarterly Report  Pursuant to Section 13 or 15(d) of the Securities  Exchange
     Act of 1934 for the Period Ended September 30, 2005

                                                         or

[ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X or No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ or No X

The number of shares of the registrant's common stock, $.01 par value, outstanding as of November 7, 2005 was 17,207,315.

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                        OSTEOTECH, INC. and SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                             (dollars in thousands)

                                                                                        September 30,          December 31,

                                                                                              2005                 2004
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
-------------------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                                      $  18,345             $  13,391
     Accounts receivable, net of allowance of
          $1,849 in 2005 and $1,468 in 2004                                            16,668                14,795
     Deferred processing costs                                                         34,589                36,049
     Inventories                                                                       1,356                 1,202
     Prepaid expenses and other current assets                                         3,012                 5,595
                                                                                      -----------------------------------------
               Total current assets                                                    73,970                71,032

Property, plant and equipment, net                                                     39,585                37,447
Goodwill                                                                                1,669                 1,669
Other assets                                                                            5,528                 6,256
-------------------------------------------------------------------------------------------------------------------------------
               Total assets                                                          $120,752              $116,404
===============================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable and accrued liabilities                                        $  17,185            $  11,532
     Current maturities of capital lease obligation/long-term debt                         638                2,661
                                                                                      -----------------------------------------
               Total current liabilities                                                17,823               14,193

Capital lease obligation                                                                15,773                    -
Long-term debt                                                                            -                  10,076
Other liabilities                                                                       5,106                   740
-------------------------------------------------------------------------------------------------------------------------------
               Total liabilities                                                        38,702               25,009
-------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares
         Authorized; no shares issued or outstanding
     Common stock, $.01 par value; 70,000,000 shares
         Authorized; issued and outstanding 17,200,401
         shares in 2005 and 17,175,474 shares in 2004                                     172                   172
     Additional paid-in capital                                                        64,615                64,482
     Accumulated other comprehensive income                                               779                   750
     Retained earnings                                                                 16,484                25,991
-------------------------------------------------------------------------------------------------------------------------------
               Total stockholders' equity                                              82,050                91,395
                                                                                      -----------------------------------------
               Total liabilities and stockholders' equity                            $120,752              $116,404
===============================================================================================================================

See accompanying notes to condensed consolidated financial statements.

                                          OSTEOTECH, INC. and SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (unaudited)
                               (dollars in thousands, except per share data)




                                                                  Three Months Ended             Nine Months Ended September 30,
                                                                     September 30,
                                                                 2005                2004       2005                     2004
                                                        ---------------------------------------------------------------------------
Net revenues:
  Service                                                  $   21,898          $   21,694         $  70,333        $  65,040
  Product                                                         347                 438             1,050            3,094
                                                        ------------------   ----------------  -----------------  ------------------
                                                               22,245              22,132            71,383           68,134

Cost of services                                               15,107              12,129            43,280           34,826
Cost of products                                                  132                (295)              397            3,415
                                                        ------------------  ------------------  ---------------  ------------------
                                                               15,239              11,834            43,677           38,241
                                                        ------------------  ------------------  ---------------  ------------------

Gross profit                                                    7,006              10,298            27,706           29,893

Marketing, selling, general and administrative                 11,607               7,684            33,180           27,868
Research and development                                        1,101               1,145             3,287            3,188
                                                        ------------------  ------------------  ---------------  ------------------
                                                               12,708               8,829            36,467           31,056
                                                        ------------------  ------------------  ---------------  ------------------

Operating income (loss)                                        (5,702)              1,469            (8,761)          (1,163)

Other, net:
  Interest expense, net                                          (394)               (137)             (546)            (359)
  Foreign currency losses                                         (25)                133              (847)              10
                                                        ------------------  ------------------  ---------------  ------------------
                                                                 (419)                 (4)           (1,393)            (349)

Income (loss) before income provision (benefit)                (6,121)              1,465           (10,154)          (1,512)

Income tax provision (benefit)                                    676                 443              (647)            (852)
                                                        ------------------  ------------------  ---------------  ------------------

Net income (loss)                                         $    (6,797)        $     1,022       $    (9,507)      $     (660)
                                                        =================       =============     ==============        ===========

Earnings (loss) per share:
     Basic                                                $       (.40)       $         .06     $        (.55)        $  (.04)
     Diluted                                              $       (.40)       $         .06     $        (.55)        $  (.04)

Shares used in computing earnings (loss) per share:
     Basic                                                   17,199,004          17,154,119       17,187,865        17,139,620
     Diluted                                                 17,199,004          17,208,069       17,187,865        17,139,620

See accompanying notes to condensed consolidated financial statements.

                                    OSTEOTECH, INC. and SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (unaudited)
                                         (dollars in thousands)




Nine Months Ended September 30,                                                                     2005                2004
                                                                                        -------------------- --------------------
Cash Flow From Operating Activities
    Net loss                                                                         $    (9,507)          $     (660)
    Adjustments to reconcile net loss
           to net cash provided by operating activities:
                 Depreciation and amortization                                             4,285                5,840
                 Provision for metal spinal implant systems                                  -                  1,998
                 Changes in  assets and liabilities:
                         Accounts receivable                                              (2,563)               (3,534)
                         Deferred processing costs                                         1,051                (3,776)
                         Inventories                                                        (194)                  373
                         Prepaid expenses and other  assets                                3,453                  (237)
                         Accounts payable and other liabilities                            6,335                   144
                                                                                        -------------------- --------------------
Net cash provided by operating activities                                                  2,860                   148

Cash Flow From Investing Activities
    Capital expenditures                                                                   (1,261)              (1,333)
    Proceeds from sale of land and building                                                16,500                   -
    Other, net                                                                               (340)                 (91)
                                                                                        -------------------- --------------------
Net cash provided by (used in) investing activities                                         14,899               (1,424)

Cash Flow From Financing Activities
    Proceeds from issuance of common stock                                                     133                  244
    Principal payments on long-term debt                                                   (12,826)             (1,996)
                                                                                        -------------------- --------------------
Net cash used in financing activities                                                      (12,693)             (1,752)

Effect of exchange rate changes on cash                                                       (112)                178
                                                                                          ------------------ --------------------
Net increase (decrease) in cash and cash equivalents                                          4,954               (2,850)
Cash and cash equivalents at beginning of period                                             13,391               15,326
                                                                                        -------------------- --------------------
Cash and cash equivalents at end of period                                                $  18,345            $  12,476
                                                                                        ==================== ====================

Supplementary cash flow data:
    Cash paid during the period for interest                                          $       427          $       410
    Cash paid (refunded) during the period for taxes                                       (2,844)               1,434
Noncash financing and investing activities:
    Capital lease obligation                                                               16,500                  -
    Asset retirement obligation                                                             1,339                  -


See accompanying notes to condensed consolidated financial statements

                        OSTEOTECH, INC. AND SUBSIDIARIES
              Notes To Condensed Consolidated Financial Statements
                                   (unaudited)



1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) considered necessary by management for a fair statement of the consolidated financial position as of September 30, 2005, the consolidated results of operations for the three months and nine months ended September 30, 2005 and 2004, and the consolidated cash flows for the nine months ended September 30, 2005 and 2004. The results of operations and cash flows for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The December 31, 2004 financial information has been derived from the audited financial statements for the year ended December 31, 2004. The condensed consolidated financial statement should be read in conjunction with the audited consolidated financial statements, which were included as part of Osteotech, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2004.

2.     Other Intangible Assets

The Company's intangibles, other than goodwill, are recorded at an original cost of $3,080,000 and $2,846,000 as of September 30, 2005 and December 31, 2004,
respectively, and are principally represented by patents and patent applications. The carrying values of such intangibles are $1,838,000 and $1,710,000 as of the same respective dates. Patents are amortized over their estimated useful lives ranging from five to ten years. Patent application costs are amortized upon grant of the patent or expensed if the application is rejected or withdrawn.

3.       Stock Options

The Company accounts for stock option awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations ("APB No. 25"). Accordingly, no compensation expense has been recognized for stock option grants, since all options have been granted with an exercise price equal to or greater than the market price of the underlying common stock on the date of grant. The Company has adopted the "disclosure only" provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"). Pro forma information regarding net income/loss and net income/loss per share is required by SFAS No. 123, and has been determined as if the Company accounted for its stock options on a fair value basis. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized on a straight-line basis to expense over the options' vesting period, or such other period to match the vesting period or adjusted vesting period determined by the Company's Board of Directors.

In December, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R addresses all forms of share-based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciations rights. SFAS No. 123R will require the Company to expense SBP awards as compensation costs for SBP transactions measured at fair value. SFAS No. 123R would have been effective beginning in the Company's third quarter of 2005, however, in April, 2005, the Securities and Exchange Commission extended the effective date of SFAS No. 123R to January 1, 2006. The Company intends to adopt SFAS No. 123R using the modified prospective method. The Company is currently evaluating its long-term incentive plan related to the issuance of stock options, but no decisions have yet been made.

In anticipation of the effective date of SFAS No. 123 and to provide additional incentive to the Company's employees, in June, 2005, the Company's Board of Directors approved the accelerated vesting of all unvested stock options with an exercise price greater than $3.33, the closing price of the Company's common stock on June 9, 2005. Stock options representing 435,850 shares of the Company's common stock were vested immediately as a result of this Board action. In accordance with the provisions of APB No. 25, the Company will not recognize any compensation cost in its consolidated statement of operations related to this Board action, since the exercise price of the options which were accelerated was greater than the market price. However, compensation costs, net of tax, associated with the acceleration of these stock options and determined in accordance with SFAS No. 123 of approximately $748,000 are included in the following table in addition to the amounts that would have been reflected had this Board action not occurred in compliance with the "disclosure only" provisions of SFAS No. 123.

Effective August 3, 2005, the Company's Board of Directors approved amending all of the option agreements issued to the Company's Chief Financial Officer, Michael J. Jeffries, to provide that all of his options shall remain exercisable through the original expiration date of such option agreements, notwithstanding any provisions in such option agreements which would have limited the exercise period of such options following the termination of Mr. Jeffries' employment with the Company. Originally, the option agreements provided that upon the termination of Mr. Jeffries' employment with the Company, the option granted to Mr. Jeffries' had to be exercised no later than the earlier of (i) the original expiration date or (ii)(a) the 90th day following the termination of Mr. Jeffries' employment with the Company or (b) the first anniversary of the date Mr. Jeffries' employment with the Company is terminated if his employment is terminated due to his death or disability. As a result of this change in Mr. Jeffries stock options and in accordance with the provisions of APB No. 25, the Company recognized compensation cost of $42,500 in its consolidated statement of operations for all stock options that had an exercise price less than $4.69, the closing price on August 3, 2005, and will not recognize any compensation costs for Mr. Jeffries other stock options because the exercise prices of such other stock options were greater than the market price of the Company's common stock on August 3, 2005. In accordance with the provisions of SFAS No. 123, this change to Mr. Jeffries' stock options resulted in a compensation cost, net of tax, of $291,000 which will be included in the following table in accordance with the "disclosure only" provisions of SFAS No. 123.

On June 9, 2005, the Company's Board of Directors approved amending all of the option agreements issued to the Company's Chief Executive Officer, Richard W. Bauer, to provide that all of his options shall remain exercisable through the original expiration date of such option agreements, notwithstanding any provisions in such option agreements which would have limited the exercise period of such options following the termination of Mr. Bauer's employment with the Company. Originally, the option agreements provided that upon the termination of Mr. Bauer's employment with the Company, the option granted to Mr. Bauer had to be exercised no later than the earlier of (i) the original expiration date or (ii)(a) the 90th day following the termination of Mr. Bauer's employment with the Company or (b) the first anniversary of the date Mr. Bauer's employment with the Company is terminated if his employment is terminated due to his death or disability. In accordance with the provisions of APB No. 25, the Company will not recognize any compensation cost in its consolidated statement of operations related to this change to Mr. Bauer's stock options, since the exercise price of Mr. Bauer's stock options were all greater than the market price of the Company's common stock on June 9, 2005. In accordance with the provisions of SFAS No. 123, this change to Mr. Bauer's stock options resulted in a compensation cost, net of tax, of $288,000 which will be included in the following table in accordance with the "disclosure only" provisions of SFAS No. 123.

The following table shows the estimated effect on earnings and per share data as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.


                                                         Three Months Ended                Nine Months Ended
                                                            September 30,                    September 30,
                                                  -------------------------------- ---------------------------------
(in thousands, except per share data)                     2005           2004               2005            2004
------------------------------------------------- ---------------- --------------- ---------------- ----------------

Net income (loss) - reported                           $(6,797)        $  1,022       $ (9,507)        $    (660)
Impact on net income (loss) related to
  stock-based employee compensation
  expense, net of tax                                 $    372        $     190      $    1,892        $      644
Net income (loss) - pro forma                          $(7,169)       $     832        $(11,399)        $  (1,304)
                                                   ================ =============== ================ ================

Earnings (loss) per share
    As reported:
       Basic                                             $(.40)         $  .06        $     (.55)      $      (.04)

       Diluted                                          $ (.40)        $  .06         $     (.55)      $      (.04)

    Pro forma:
       Basic                                            $ (.42)         $  .05        $     (.66)      $      (.08)
       Diluted                                          $ (.42)         $  .05        $     (.66)      $      (.08)
                                                  ================ =============== ================ ================

4.       Recent Accounting Pronouncements

In March, 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligation" ("FIN 47"). The interpretation addresses diverse practices, which have developed with respect to the recognition of asset retirement obligations when the timing and/or method of settlement of an obligation are conditional on a future event. The interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation if the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred (generally upon acquisition, construction or development) and/or through the normal operation of the asset. This guidance is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. The Company is in the process of evaluating the impact, if any, of implementing FIN 47.

In May, 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections". SFAS No. 154 addresses the requirements for the accounting for and reporting of a change in accounting principle. It requires retrospective application to prior periods financial statements of changes in accounting principles unless a pronouncement giving rise to a change in accounting principle includes specific transition provisions, in which case those provisions should be followed. This guidance must be implemented for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

5.       2005 and 2004 Charges

2005 Charges

Reserves for Obsolescence and Expiration

During the second quarter of 2005, the Company increased its reserves for tissue inventories obsolescence and expiration by $790,000, mostly due to the previously announced dispute with Bone Bank Allograft ("BBA"), which prevents us from utilizing BBA labeled tissue.

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

In February, 2001, the Company entered into an exclusive distribution agreement with Alphatec Manufacturing, Inc. ("Alphatec") to market and distribute two metal spinal implant products in the United States and Canada. In September, 2003, the Company terminated this agreement effective March 31, 2004. The agreement included provisions for minimum purchases over the contractual period, subject to penalty payments if the minimum purchases were not achieved. The Company settled the provisions of the first year purchase commitment in 2002 and recorded all appropriate charges at that time. In addition, the Company recorded an estimated reserve in 2002 of $1,079,000 for the penalty that may be due for the minimum purchase commitment penalty for year two of the agreement. In September, 2004, the Company settled, among other items, the minimum purchase commitment penalty for year two of the agreement for $600,000 and reversed the remaining portion of the reserve of $479,000.

Severance - Sales and Marketing Reorganization

In first quarter 2004, the Company reorganized its sales and marketing departments. As a result, the Company recorded a charge in marketing, selling, general and administrative expenses of $650,000, principally for the severance costs associated with the departure of the executive officer responsible for these areas and two other employees.

6      Deferred Processing Costs

Deferred processing costs consist of the following:

                                                                               September 30,             December 31, 2004
(in thousands)                                                                     2005
                                                                     -------------------------------- -----------------------

Donor tissue to be processed                                                     $12,764                       $  9,259
Tissue in process                                                                  6,056                         11,740
Processed implantable donor tissue to be distributed
   by the Company                                                                 15,340                         12,841
Processed implantable donor tissue held for clients                                  429                          2,209
                                                                     ------------------------------ -------------------------
                                                                                 $34,589                        $36,049
                                                                     ============================== =========================

7.       Inventories

Inventories consist of the following:
                                                                               September 30,             December 31, 2004
(in thousands)                                                                     2005
                                                                     -------------------------------- -----------------------

Supplies                                                                          $  252                     $     237
Raw materials                                                                        908                           718
Finished goods                                                                       196                           247
                                                                        ---------------------------- -------------------------
                                                                                 $ 1,356                       $  1,202
                                                                        ============================ =========================

8.     Sale and Leaseback of Processing Facility

On August 8, 2005, the Company completed the sale of its principal processing facility located in Eatontown, New Jersey to an unrelated third party for $16.5 million in cash. The Company also entered into an agreement to lease back the processing facility. The lease agreement is for an initial term of 20 years with two five-year renewal options at the Company's election. Lease payments will be $2,326,000 annually for the first seven years of the agreement, $1,460,000 for years eight through twelve, a rental rate to be determined at the time with a minimum rate of $1,460,000 and a maximum rate of $1,533,000 for years thirteen through seventeen, and a rental rate to be determined at the time with a minimum rate equal to the actual rental rate in year seventeen and a maximum rate of $1,609,650 for years eighteen through twenty. The Company retained ownership of all property and equipment, including leasehold improvements, directly related to the operation of the Company's business. The transaction has been recorded as a capital lease, with the resulting gain of approximately $3,630,000 from the sale of the facility deferred and amortized in proportion to the amortization of the leased assets. The deferred gain is reflected as a component of long-term liabilities in the accompanying balance sheet.

The Company utilized a portion of the proceeds from the sale of our processing facility to repay all outstanding bank debt as of August 8, 2005, of
$10,963,000. All remaining proceeds of approximately $5,323,000, net of transaction costs of approximately $214,000, arising from this transaction will be utilized for general corporate purposes.

The following is a schedule of the future minimum lease payments arising from the capital lease as of September 30, 2005:

                                                                   Amount
                                                                 (in thousands)

           Remainder of 2005                                    $       582
           2006                                                       2,326
           2007                                                       2,326
           2008                                                       2,326
           2009                                                       2,326
           2010                                                       2,326
           Thereafter                                                22,785
           Total minimum lease payments                              34,997
           Less interest portion of payments                         18,586
                                                                     _________
           Present value of future minimum
                   lease payments                                    16,411
           Current maturities of capital lease obligation               638
                                                                     ________
           Capital lease obligation                             $     15,773
                                                                     ========

9.       Debt and Financing Arrangements

The Company had a Credit Facility, as amended, which included a $5,000,000 line of credit, a mortgage loan and an equipment term loan. On August 8, 2005, the Company entered into the sale and leaseback transaction for the Company's principal processing facility, which is more fully discussed in Note 7. A portion of the proceeds from this transaction were utilized to repay the then outstanding balance of the mortgage and equipment term loan, and the line of credit, which had no amounts outstanding on August 8, 2005, was cancelled resulting in the termination of the Credit Facility.

10.  Asset Retirement Obligations

SFAS No. 143, "Accounting for Asset Retirement Obligations", requires the Company to record a liability equal to the fair value of the estimated cost to retire an asset. The asset retirement obligation ("ARO") is recorded as a liability in the period in which the obligation is incurred or becomes determinable (as defined in the standard) with a corresponding increase in the carrying amount of the related long-lived asset. The ARO is accreted from its current discounted value to its expected future settlement value, and the related capitalized cost is depreciated over the useful life of the related long-lived asset. The ARO is based upon a number of assumptions requiring professional judgment, including expected future settlement values and the credit-adjusted risk free interest rate, and future adjustments of these assumptions may have a material impact on the Company's results of operations.

The Company has two ARO's related to the estimated costs associated with deconstructing the Company's processing environments housed in leased facilities. The first ARO, in the amount of $1,500,000, was established in December, 2004 concurrent with the impairment of the Company's former processing environment. This ARO is included in accounts payable and accrued liabilities because the process of deconstructing and refurbishment of the processing facility is expected to commence within the next year. No changes have occurred to this ARO in 2005. The second ARO was established in August, 2005 concurrent with the sale and leaseback of the Company's current processing facility. The initial value of the ARO, which was recorded as a long-term liability, was approximately $1,339,000 and will be accreted to its estimated settlement value of approximately $5,700,000 over the initial twenty-year term of the lease. The related capitalized cost has been included in property, plant and equipment and will be amortized over the initial term of the lease.

11.  Commitments and Contingencies

Litigation

The following is a description of material developments that occurred during the three months ended September 30, 2005 in lawsuits reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005. Additionally, from time to time the Company is party to other litigation incidental to its business, none of which, individually or in the aggregate, are expected to have a material adverse effect on our results of operations or financial condition.

Tissue Transplant Technology, Ltd. d/b/a Bone Bank Allografts v. Osteotech, Inc.

In December, 2004, the Company was served with a suit filed by Tissue Transplant Technology, Ltd. d/b/a Bone Bank Allografts ("BBA") alleging, among other things, breach of contract in connection with a processing agreement between the two parties entered into on June 1, 2000. BBA's complaint, as amended, contains claims for breach of contract, tortious interference with existing contract, tortious interference with prospective business relationships, negligence, breach of fiduciary duty, unfair competition, fraud, and federal unfair competition. BBA does not allege a specified amount of damages. On January 31, 2005, the Company filed a motion to transfer venue to the District of New Jersey and a motion to dismiss some of BBA's claims. On April 26, 2005, the U.S. District Court for the Western District of Texas denied the Company's motion to transfer venue and granted the Company's motion to dismiss only with respect to the breach of fiduciary duty claim. As a result, litigation with respect to BBA's remaining claims will go forward in the Western District of Texas. On May 10, 2005, the Company filed its answer, affirmative defenses and two counterclaims for breach of contract. The Company and BBA have previously participated in three mediation sessions, but were unable to reach a non-litigation resolution to the dispute. On September 14, 2005, the Court granted BBA's motion to file its second amended complaint, which tracks the allegations of the amended complaint and adds further allegations on the fraud and unfair competition claims.

The Company believes that the claims made against it in this action are without merit and will vigorously defend against such claims.

12.      Comprehensive Income

Comprehensive income (loss) for the three months and nine months ended September 30, 2005 and 2004 were as follows:

                                                           Three Months Ended                  Nine Months Ended
                                                              September 30,                      September 30,
                                                    ---------------------------------- -----------------------------------

(in thousands)                                             2005             2004              2005             2004
                                                     ----------------- ---------------- ----------------- -----------------

Net income (loss)                                     $  (6,797)         $  1,022        $  (9,507)        $    (660)

Currency translation adjustments                           (897)             (333)              29              (421)
                                                    ----------------- ---------------- ----------------- -----------------

Comprehensive income (loss)                            $ (7,694)        $     689         $ (9,478)         $ (1,081)
                                                    ================= ================ ================= =================


13.      Earnings (loss) Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months and nine months ended September 30, 2005 and 2004:

                                                                  Three Months Ended                  Nine Months Ended
                                                                     September 30,                      September 30,
                                                           ---------------------------------- ----------------------------------
(dollars in thousands except per share data)                         2005              2004             2005              2004
                                                           ---------------- ----------------- ---------------- -----------------

Net income (loss) available to
    common shareholders                                        $    (6,797)       $   1,022        $   (9,507)      $     (660)
                                                           ================ ================= ================ =================

Denominator for basic earnings
    per share, weighted average common
    shares outstanding                                         17,199,004        17,154,119       17,187,865        17,139,620
Effect of dilutive securities, stock options                     -                   53,950         -                 -
                                                           ---------------- ----------------- ---------------- -----------------
Denominator for diluted earnings
    per share                                                  17,199,004        17,208,069       17,187,865        17,139,620
                                                           ================ ================= ================ =================

Earnings (loss) per share:
    Basic                                                       $     (.40)      $       .06       $    (.55)       $      (.04)
    Diluted                                                     $     (.40)      $       .06       $    (.55)       $      (.04)

                                                             ---------------- ----------------- ---------------- -----------------

As of September 30, 2005 and 2004, the Company had outstanding options to purchase 2,925,162 and 2,638,887 shares of common stock, respectively, which were excluded from the calculation of diluted net loss per share as the effects are antidilutive.

14.    Operating Segments

Summarized in the table below is financial information for our reportable segments for the three months and nine months ended September 30, 2005 and 2004:

                                                               Three Months Ended                   Nine Months Ended
                                                                 September 30,                        September 30,
                                                      ------------------------------------- ----------------------------------
(dollars in thousands)                                       2005               2004               2005          2004
----------------------------------------------------- ------------------ ------------------ ---------------- -----------------
Revenues:
  Demineralized Bone Matrix Segment                      $  12,507          $  12,021          $  39,414        $  34,316
  Base Tissue Segment                                        9,391              9,673             30,919           30,724
  Other                                                        347                438              1,050            3,094
                                                         --------------- ------------------ ---------------- -----------------
  Consolidated                                           $  22,245          $  22,132          $  71,383        $  68,134
                                                        ================ ================== ================ =================
 Operating income (loss):
   Demineralized Bone Matrix Segment                    $      (586)        $    2,008        $    1,297        $    3,249
   Base Tissue Segment                                       (5,352)              (929)          (10,263)           (1,993)
   Other                                                        236                390               205            (2,419)
                                                       ------------------ ----------------- ----------------- -----------------
   Consolidated                                          $   (5,702)        $    1,469        $   (8,761)       $   (1,163)
                                                       ================== ================= ================= =================

One of our clients in the Demineralized Bone Matrix ("DBM") and Base Tissue Segments, the Musculoskeletal Transplant Foundation ("MTF"), accounted for 24% and 28% of consolidated net revenues during the three months and nine months ended September 30, 2005, respectively. In January, 2005, MTF acquired the allograft tissue banking operations of the American Red Cross ("ARC"), which previously had been a major customer of the Company. For the three months ended September 30, 2005, the Company did not recognize any revenues from ARC. For the nine months ended September 30, 2005, ARC accounted for 1% of consolidated net revenues. For the three and nine months ended September 30, 2004, MTF and ARC accounted for 21% and 20% and 22% and 21%, respectively, of consolidated net revenues. As of September 30, 2005 and December 31, 2004, these two clients together accounted for 29% and 32%, respectively, of consolidated outstanding accounts receivables.

15.      Reclassifications

Certain prior year amounts have been reclassified to conform to the 2005 presentation.

16.      Unsolicited Takeover Attempt by MTF

On June 30, 2005, MTF made an unsolicited offer to acquire the Company for $6.25 per common share. In response to the unsolicited offer, the Company's Board of Directors considered the proposed offer and informed MTF on August 30, 2005 that the proposal was inadequate and not in the best interest of the Company's shareholders'. MTF, in a letter to the Company dated October 17, 2005, withdrew its offer. As a result of the unsolicited takeover attempt by MTF, the Company incurred professional fees for financial, legal and other advisory services of approximately $662,000 during the three months ended September 30, 2005. The Company's arrangement with its investment banker provides for a monthly retainer of $100,000 for additional advisory services. Such advisory services are provided for the life of the arrangement, but no less than twelve monthly periods, beginning in September, 2005.

17.      Government Regulations

The Company markets Grafton(R) DBM as a human tissue-based product pursuant to an August, 1995 designation from the Food and Drug Administration ("FDA"). In March, 2002, the FDA informed the Company that the agency was changing the regulatory status of Grafton(R) DBM and will henceforth regulate it as a medical device. In an October 30, 2003 letter, the FDA indicated that its determination regarding Grafton(R) DBM is also to be applied to Grafton Plus(TM) DBM. The Company believes the FDA's change in its position regarding Grafton(R) DBM resulted from its decision to regulate all demineralized bone with a carrier, including those processed and marketed by certain of our competitors, as medical devices. In 2004, after two years of dialog with the FDA explaining why the Company believed Grafton(R) DBM did not qualify as a medical device and because of the definition of "tissue" as contained in the Good Tissue Practices regulations, the Company communicated to the FDA that it would file a 510(k) submission for its Grafton(R) DBM line of tissue forms and, as appropriate, for certain of the private label DBMs it processes. The Company filed five 510(k) submissions beginning in late 2004 for its Grafton(R) DBM tissues forms and for certain of the private label DBM tissue forms it processes. The Company has and is in the process of responding to the FDA's questions on its 510(k) submissions and the Company will continue to respond to any questions that the FDA may have.

The Company believes that our DBM tissue forms will be eligible for 510(k) clearance, but the FDA may require it to obtain premarket approval, or the FDA may not issue any clearance or approval in a timely fashion, or at all. The Company cannot be sure that the FDA will clear or approve its submissions or will clear or approve any or all claims that it currently makes for Grafton(R) DBM. Additionally, failure to obtain FDA clearance or approval for Grafton(R) DBM timely, or any limitation on Grafton(R) DBM, or any limitation on Grafton(R) DBM claims, could materially adversely affect the Company's results of operations and financial position.

On  September  19,  2005,  the  Company  received  a letter  from the FDA  dated
September 16, 2005, which was addressed to the Company and all other manufacturers of DBM products in which the FDA confirmed its prior determination to classify DBM products as devices and further stated that the manufacturers of such products now must file 510(k) applications with the FDA and receive clearance from the FDA by November 15, 2005 in order to continue to legally distribute these products. On October 28, 2005, the Company formally requested an extension from the November 15, 2005 deadline set by the FDA in its letter of September 16th.

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

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Government Regulation

We market Grafton(R) Demineralized Bone Matrix ("DBM") as a human tissue-based product pursuant to an August, 1995 designation from the Food and Drug Administration ("FDA"). In March, 2002, the FDA informed us that the agency was changing the regulatory status of Grafton(R) DBM and will henceforth regulate it as a medical device. In an October 30, 2003 letter, the FDA indicated that its determination regarding Grafton(R) DBM is also to be applied to Grafton Plus(TM) DBM. We believe the FDA's change in its position regarding Grafton(R) DBM resulted from its decision to regulate all demineralized bone with a carrier, including those processed and marketed by certain of our competitors, as medical devices. In 2004, after two years of dialog with the FDA explaining why we believed Grafton(R) DBM did not qualify as a medical device and because of the definition of "tissue" as contained in the Good Tissue Practices regulations, we communicated to the FDA that we would file a 510(k) submission for our Grafton(R) DBM line of tissue forms and, as appropriate, for certain of the private label DBMs we process. We filed five 510(k) submissions beginning in late 2004 for our Grafton(R) DBM tissues forms and for certain of the private label DBM tissue forms we process. We have and are in the process of responding to the FDA's questions on our 510(k) submissions and we will continue to respond to any questions that the FDA may have.

We believe that our DBM tissue forms will be eligible for 510(k) clearance, but the FDA may require us to obtain premarket approval, or the FDA may not issue any clearance or approval in a timely fashion, or at all. We cannot be sure that the FDA will clear or approve our submissions or will clear or approve any or all claims that we currently make for Grafton(R) DBM. Additionally, failure to obtain FDA clearance or approval for Grafton(R) DBM timely, or any limitation on Grafton(R) DBM, or any limitation on Grafton(R) DBM claims, could materially adversely affect our results of operations and financial position.

On September 19, 2005, we received a letter from the FDA dated September 16, 2005, which was addressed to the Company and all other manufacturers of DBM products in which the FDA confirmed its prior determination to classify DBM products as devices and further stated that the manufacturers of such products now must file 510(k) applications with the FDA and receive clearance from the FDA by November 15, 2005 in order to continue to legally distribute these products. On October 28, 2005, we formally requested an extension from the November 15, 2005 deadline set by the FDA in their letter of September 16th.

Results of Operations

Critical Accounting Policies and Estimates

Critical accounting policies are those that involve subjective or complex judgments, often as a result of the need to make estimates. The following areas all require the use of judgments and estimates: product returns, bad debts, inventories including purchase commitments, deferred processing costs including reserves for rework, excess and obsolesence, property, plant and equipment, intangible assets, current and deferred income taxes, asset retirement obligations, contingencies and litigation. Estimates in each of these areas are based on historical experience and various assumptions that we believe are appropriate. Actual results may differ from these estimates. Our accounting practices are discussed in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of "Notes to Consolidated Financial Statements" in our Annual Report on Form 10-K for the year ended December 31, 2004.

Net Income (Loss)

                           Three Months Ended September          Nine Months Ended September
                                        30,                                  30,
                           ------------------------------       -------------------------------
                                     2005           2004                   2005           2004
                           ------------------------------       -------------------------------
                                    (dollars in thousands, except per share amounts)

Net income (loss)                $(6,797)         $1,022              $ (9,507)        $ (660)
Earnings (loss) per share         $(0.40)         $ 0.06               $ (0.55)        $(0.04)


The net losses for the three months and nine months ended September 30, 2005 are primarily attributable to lower gross profit margins, increased operating expenses and foreign currency transaction losses, as well as the negative impacts of our inability to recognize the full tax benefits arising from these operating losses. Gross profit margins were negatively impacted, primarily by the underabsorption of processing costs, increased reserves and write-offs for excess, obsolete and expiring tissue inventories, the continued shift in revenue mix and more aggressive sales discounting. Operating expenses increased primarily due to costs associated with implementation of programs to turn around the domestic business, costs arising from the unsolicited proposal by the Musculoskeletal Transplant Foundation ("MTF") to acquire Osteotech of approximately $662,000, expenses associated with our continuing investment in strengthening and diversifying our domestic tissue sources and increased professional fees. We incurred transaction losses on the outstanding balance of intercompany debt due to the strengthening of the U.S. dollar against the Euro.

Net income for the three months ended September 30, 2004 included the impacts of the reversal of estimated purchase commitment penalties related to the settlement of a lawsuit, the reduction in provisions for the Company's
Management Performance Bonus Plan, favorable currency exchange rates for the period and the favorable impact from a lower effective tax rate. Net income
(loss) for the three months and nine months ended September 30, 2004 was impacted by a decline in gross profit margins primarily due to lower net revenues, the continued change in revenue mix and increased per unit processing costs as a result of declining unit production volumes, which has resulted in the underabsorption of fixed costs, partially offset by lower operating expenses. Additionally, the net loss for the nine months ended September 30, 2004 was impacted by the reserves recorded in the first quarter of 2004 for costs associated with our exit from the spinal metal implant business and the reorganization of our sales and marketing functions, and from the reversal of estimated purchase commitment penalties related to the settlement of a lawsuit in the third quarter of 2004.

Consolidated Net Revenues

                                          Three Months Ended September 30,               Nine Months Ended September 30,
                                    ---------------------------------------------   -------------------------------------------
                                                                         Percent                                       Percent
                                             2005            2004         Change             2005            2004       Change
                                    --------------  -------------- --------------   -------------- --------------- ------------
                                                                      (dollars in thousands)
DBM Segment
Domestic:
  Grafton(R) DBM                            $ 9,380         $ 8,708           8%          $30,198         $26,445          14%
  Private Label                               1,019           1,866         -45%            2,959           3,012          -2%
                                    ---------------------------------------------   -------------------------------------------
                                             10,399          10,574          -2%           33,157          29,457          13%
International:
  Grafton(R) DBM                              2,108           1,447          46%            6,257           4,859          29%
                                    ---------------------------------------------   -------------------------------------------
    Total DBM Segment                        12,507          12,021           4%           39,414          34,316          15%
                                    ---------------------------------------------   -------------------------------------------

Base Tissue Segment
Domestic:
  Traditional Tissue:
    Processing                              2,409           3,614           -33%            9,193          11,379         -19%
    Direct Distribution                     1,929             441           337%            4,795           1,333         260%
  Graftech(R) Bio-implants                  3,893           4,474           -13%           13,164          15,289         -14%
                                    ---------------------------------------------   -------------------------------------------
                                            8,231           8,529            -3%           27,152          28,001          -3%
International:
Traditional Tissue Processing &
Direct Distribution                        1,160           1,144             1%            3,767           2,723          38%
                                    ---------------------------------------------   -------------------------------------------
    Total Base Tissue Segment              9,391           9,673            -3%           30,919          30,724           1%
                                    ---------------------------------------------   -------------------------------------------

Other product lines                           347             438           -21%            1,050           3,094         -66%
                                    ---------------------------------------------   -------------------------------------------

Consolidated Revenues                     $22,245         $22,132             1%          $71,383         $68,134           5%
                                    =============================================   ===========================================


Consolidated revenues for the three months ended September 30, 2005 of $22,245,000 increased slightly over revenues of $22,132,000 for the three months ended September 30, 2004. Consolidated revenues increased 5% to $71,383,000 for the nine months ended September 30, 2005 from $68,134,000 in the corresponding period in 2004. We believe that third quarter revenues were negatively impacted by a decline in domestic customer ordering patterns, which is believed to have resulted, in part, from the uncertainty created in our domestic customer base and sales force by MTF's unsolicited proposal to acquire Osteotech. Since this situation continued into October until MTF withdrew its proposal, revenue in October was weaker than expected as well.

Segment Net Revenues

Revenues in the DBM Segment increased 4% and 15% for the three months and nine months ended September 30, 2005, respectively, as compared to the same periods in the prior year. Domestic Grafton(R) DBM revenues increased in both periods in 2005 as compared to the comparable periods in 2004 substantially as a result of recognition of higher per unit selling prices resulting from the continued implementation of the strategic initiative to distribute our proprietary products directly to end users, for which we recognize a greater portion of the end user selling price. Revenues for the shipment of private label DBM tissue forms declined in both periods in 2005, primarily due to a reduction in orders from one of our partners in the third quarter of 2005 as they adjusted their inventory levels. Our initial shipments to this partner occurred in the third quarter of 2004, reflecting their initial inventory build. International Grafton(R) DBM revenues increased in both the three months and nine months ended September 30, 2005 due to increased unit sales volume over the comparable 2004 periods resulting from increased penetration in existing markets and the continued expansion into additional markets.

Base Allograft Tissue Segment, or Base Tissue Segment, revenues declined 3% for the three months ended September 30, 2005 compared to the prior year period and were basically flat for the nine months ended September 30, 2005 as compared to the same period in 2004. Revenues generated from the distribution of Graftech(R) Bio-implants declined 13% and 14% in the third quarter and nine months ended September 30, 2005, respectively, as compared to the same respective periods in 2004, primarily due to continued lower demand. Domestic client processing revenues declined in both periods in 2005 as compared to the same periods in 2004 because we processed 50% and 31% fewer donors for our clients in the three months and nine months ended September 30, 2005, respectively, as compared to the same prior year periods. The domestic distribution of traditional tissue increased 337% and 260% for the three months and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004, mainly as a result of increased unit sales volume.

One of our clients in the DBM and Base Tissue Segments, MTF, accounted for 24% and 28% of consolidated net revenues during the three months and nine months ended September 30, 2005, respectively. In January, 2005, MTF acquired the allograft tissue banking operations of the American Red Cross ("ARC"), which previously had been a major customer of the Company. For the three months ended September 30, 2005, we did not recognize any revenues from ARC. For the nine months ended September 30, 2005, ARC accounted for 1% of consolidated net revenues. For the three months and nine months ended September 30, 2004, MTF and ARC accounted for 21% and 20% and 22% and 21%, respectively, of consolidated net revenues.

Gross Profit Margin

                                           Three Months Ended September          Nine Months Ended September
                                                        30,                                  30,
                                          --------------------------------      -------------------------------
                                                      2005           2004                  2005           2004
                                          --------------------------------      -------------------------------
                                                                 (dollars in thousands)

     Gross Profit                                  $ 7,006       $ 10,298              $ 27,706       $ 29,893
     Gross Profit Margin                               32%            47%                   39%            44%


Consolidated gross profit margins declined in the three months and nine months ended September 30, 2005 as compared to the same periods in 2004, primarily due to the underabsorption of processing costs, primarily due to the continued planned reduction in unit production output as a result of strategic initiatives to reduce inventories in the Graftech(R) Bio-implant product line and a decline in the number of donors processed; reserves and write-offs for excess, obsolete and expiring tissue inventories, primarily in the Graftech(R) Bio-implant product line, of approximately $1,800,000 and $4,142,000 in the three months and nine months ended September 30, 2005, respectively. In addition, the decline in gross profit margin results from the continued shift in revenue mix, including the growth of international revenues, which represent 15% of consolidated revenues in both periods of 2005 as compared to 13% in the third quarter of 2004 and 12% for the nine months ended September 30, 2004. International revenues have a lower gross profit margin than domestic revenues due to utilization of a stocking distributor business model. Also, gross profit margins were impacted by more aggressive sales discounting to offset domestic competitive pressures. We expect that we will continue to experience underabsorption of processing costs through the remainder of 2005, and we may provide additional reserves for, or write-offs of, portions of our tissue inventories, especially related to Graftech(R) Bio-implants, as a result of our strategic initiatives. As such, we expect that gross profit margins will continue to be negatively impacted by our strategic initiatives in the fourth quarter of 2005.

Operating Expenses

                                    Three Months Ended September 30,              Nine Months Ended September 30,
                           -------------------------------------------   -------------------------------------------
                                                              Percent                                       Percent
                                  2005           2004         Change         2005           2004            Change
                           ------------   ------------    ------------   ------------   ------------   -------------
                                                            (dollars in thousands)
   Marketing, Selling & G&A   $ 11,607        $ 7,684            +51%       $ 33,180       $ 27,868            +19%
   Research & Development        1,101          1,145             -4%          3,287          3,188             +3%
                           -------------------------------------------   -------------------------------------------
                           -------------------------------------------   -------------------------------------------
     Total                    $ 12,708        $ 8,829            +44%       $ 36,467       $ 31,056            +17%
                           ===========================================   ===========================================

Marketing, selling, general and administrative expenses increased in the three months and nine months ended September 30, 2005, principally due to costs associated with implementation of programs to turn around the domestic business, costs associated with the expansion of our international operations and donor recovery activities, expenses associated with our continuing investment in strengthening and diversifying our domestic tissue sources and increased professional fees, including the costs associated with MTF's unsolicited proposal to acquire Osteotech of $662,000.

Research and development expenses decreased 4% for the three months ended September 30, 2005 and increased 3% for the nine months ended September 30, 2005, as compared to the same respective period in 2004, primarily due to the timing of our efforts related to the development new product lines or line extension for existing product lines, including Grafton(R) DBM Orthoblend, which was launched in April, 2005, and the Xpanse(TM) Bone Insert, which was introduced in September, 2005. We expect that research and development expenditures will continue to increase in future quarters due to new projects and programs and increased activity on existing projects and programs, including the continued development of our Plexus(TM) Technology.

Operating Income (Loss)


                                Three Months Ended September 30,          Nine Months Ended September 30,

                           ----------------------------------------- -----------------------------------------
                           -------------------------  -------------- -------------------------  --------------
                                                          Percent                                    Percent
                              2005           2004         Change         2005           2004         Change
                           --------   ------------    ------------   ------------   ------------   -----------
                                                        (dollars in thousands)

     DBM Segment:              $   (586)    $ 2,008           -129%   $    1,297     $  3,249          -60%
     Base Tissue Segment         (5,352)       (929)           476%      (10,263)      (1,993)         415%
     Other product lines            236         390            -39%          205       (2,419)        -108%
                           ----------------------------------------- ---------------------------------------
                           ----------------------------------------- ---------------------------------------
       Total                    $(5,702)    $ 1,469            488%    $  (8,761)     $(1,163)         653%
                           ========================================= =======================================


We incurred a consolidated operating loss in both the three months and nine months ended September 30, 2005 resulting primarily from lower gross profit margins and increased operating expenses as previously discussed elsewhere herein. The operating loss in both the DBM Segment and the Base Tissue Segment is directly related to the impact of lower gross profit margins and increased operating costs, although the Base Tissue Segment bears a significant portion of the negative impacts from underabsorption of processing costs and the reserves and write-offs for excess, obsolete and expiring tissue inventories.

Other, Net

Other, net, which primarily represents interest expense, net of interest income, and foreign currency translation and transaction gains and losses was $419,000 and $1,393,000 for the three months and nine months ended September 30, 2005, respectively, compared to $4,000 and $349,000 for the corresponding periods in 2004. Interest expense, net of interest income, was $394,000 and $546,000 in the three months and nine months ended September 30, 2005, respectively, compared to $137,000 and $359,000 in the three months and nine months ended September 30, 2004, respectively. Interest expense, net of interest income, has increased in both periods in 2005 as compared to the same respective periods in 2004 primarily as a result of increased interest costs on the capital lease obligation established as a result of the sale and leaseback transaction of our processing facility, which occurred on August 8, 2005. Losses related to changes in exchange rates on foreign transactions denominated in US dollars, primarily related to intercompany debt, were $25,000 and $847,000 in the three months and nine months ended September 30, 2005, respectively, compared to income of $133,000 and $10,000 in the three months and nine months ended September 30, 2004, respectively.

On July 7, 2005, the Board of Directors declared $5.5 million of intercompany loans between the domestic company and OST Developpement S.A., our French subsidiary, to be permanent debt requiring no principal payments on such intercompany loans for the foreseeable future. As a result, and pursuant to Statement of Financial Accounting Standard ("SFAS") No. 52, "Foreign Currency Translation", from July 7, 2005 forward that portion of the intercompany debt will no longer be subject to the effects of variations in currency exchange rates between the U.S. dollar and the Euro. The remaining outstanding balance under intercompany loans between the domestic company and OST Developpement of $3,817,000 as of September 30, 2005 will continue to be subject to variations in currency exchange rates between the U.S. dollar and the Euro.

Income Tax Provision (Benefit)

We had an income tax expense for the three months ended September 30, 2005 and a benefit for the nine months ended September 30, 2005 primarily due to losses in our domestic and foreign operations and our assessment of the future recoverability of these tax benefits. In assessing our actual results for the nine months ended September 30, 2005 and our expectations for the remainder of 2005, we determined that we had recognized more tax benefits in the first two quarters of 2005 than we currently expect to be able to recognize for the full year. By the end of 2005, our income tax benefit will be principally equivalent to amounts we expect to be able to currently realize in cash. As such, we have not provided any benefit for a substantial portion of domestic federal income tax benefits and all domestic state income tax benefits as we have established a valuation allowance for such income tax benefits in accordance with SFAS No. 109, "Accounting for Income Taxes", because our current assessment is that it is more likely than not that such benefits will not be recoverable. We intend to maintain a valuation allowance related to domestic income taxes until sufficient positive evidence exists to support the reversal of any valuation allowances which we have established.

The effective income tax rate for the three months ended September 30, 2004 was 30%. We recognized income tax benefits for the three months and nine months ended September 30, 2004 primarily due to losses incurred in our domestic operation and our assessment of the recoverability of these benefits and our ability to utilize previously unrecognized foreign net operating loss carryforwards, which carried a full valuation allowance, to offset foreign income.


Liquidity and Capital Resources

At September 30, 2005, we had cash and cash equivalents of $18,345,000 compared to $13,391,000 at December 31, 2004. We invest excess cash in U.S. Government-backed securities and investment grade commercial paper of major U.S. corporations. Working capital decreased $692,000 to $56,147,000 at September 30, 2005 compared to $56,839,000 at December 31, 2004, principally due to a decline in tissue inventories and an increase in accounts payable and accrued liabilities, partially offset by increased accounts receivable and the net proceeds generated from the sale of land and building of $5,323,000.

Net cash provided by operating activities was $2,860,000 and $148,000 for the nine months ended September 30, 2005 and 2004, respectively. The increase in net cash provided by operating activities is primarily due to a refund of federal income taxes and increased accounts payable.

Cash provided by investing activities was $14,899,000 for the nine months ended September 30, 2005 compared to cash used in investing activities of $1,424,000 for the nine months ended September 30, 2004. Cash provided by investing activities in 2005 primarily results from the sale of the processing facility. Cash used in investing activities in 2004 primarily results from capital expenditures of $1,333,000.

Net cash used in financing activities was $12,693,000 and $1,752,000 for the nine months ended September 30, 2005 and 2004, respectively. Net cash used in financing activities in 2005 primarily represents the repayment of all outstanding bank debt during the third quarter 2005, and in 2005 and 2004 scheduled principal payments on long-term debt, partially offset by proceeds from the sale of common stock associated with employee stock option exercises and our employee stock purchase plan.

On August 8, 2005, we completed the sale of our principal processing facility located in Eatontown, New Jersey to an unrelated third party for $16.5 million in cash. We also entered into an agreement to leaseback the processing facility. The lease agreement is for an initial term of 20 years with two five-year renewal options at our election. Lease payments will be $2,326,000 annually for the first seven years of the agreement, $1,460,000 for years eight through twelve, a rental rate to be determined at the time with a minimum rate of $1,460,000 and a maximum rate of $1,533,000 for years thirteen through seventeen, and a rental rate to be determined at the time with a minimum rate equal to the actual rental rate in year seventeen and a maximum rate of $1,609,650 for years eighteen through twenty. We retained ownership of all property and equipment, including leasehold improvements, directly related to the operation of our business. The transaction was recorded as a capital lease, with the resulting gain of approximately $3,630,000 from the sale of the facility deferred and amortized in proportion to the amortization of the leased assets.

We utilized a portion of the proceeds from the sale of our processing facility to repay all outstanding indebtedness under the Credit Facility as of August 8, 2005 of $10,963,000 and the line of credit was cancelled. All remaining proceeds of approximately $5,323,000, net of transaction costs of approximately $214,000, arising from this transaction will be utilized for general corporate purposes.

Subject to the uncertainty surrounding our domestic DBM product lines as more fully discussed in Note 17 in the condensed consolidated financial statements and "Government Regulation" included elsewhere in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", we believe that our cash and cash equivalents and anticipated future cash flows from operations, will be sufficient to meet our forecasted cash needs for the next twelve months. If we are unsuccessful in our efforts to either obtain clearance for our DBM products by the FDA imposed deadline of November 15, 2005, or obtain an extension of this deadline, we may be required to cease future distribution of some or all of our DBM tissue forms from the domestic market until such time as we receive clearance. If this action were to happen, it will have a material adverse effect on our financial position, including our available cash, and results of operations. From time to time we may seek additional funds through equity or debt financing. However, there can be no assurance that such additional funds will be available, or if available, that such funds will be available on favorable terms.

Recent Accounting Pronouncement

In December, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R addresses all forms of share-based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciations rights. SFAS No. 123R will require us to expense SBP awards as compensation costs for SBP transactions measured at fair value. SFAS No. 123R would have been effective beginning in our third quarter of 2005, however, in April, 2005, the Securities and Exchange Commission extended the effective date of SFAS No. 123R to January 1, 2006. We intend to adopt SFAS No. 123R using the modified prospective method. We are currently evaluating our long-term incentive plans related to the issuance of stock options, but no decisions have yet been made.

In March, 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligation" ("FIN 47"). The interpretation addresses diverse practices, which have developed with respect to the recognition of asset retirement obligations when the timing and/or method of settlement of an obligation are conditional on a future event. The interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation if the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred (generally upon acquisition, construction or development) and/or through the normal operation of the asset. This guidance is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. We are in the process of evaluating the impact, if any, of implementing FIN 47.

In May, 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"). SFAS No. 154 addresses the requirements for the accounting for and reporting of a change in accounting principle. It requires retrospective application to prior periods financial statements of changes in accounting principles unless a pronouncement giving rise to a change in accounting principle includes specific transition provisions, in which case those provisions should be followed. This guidance must be implemented for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Contractual Obligations

As of September 30, 2005, there were no material changes in our contractual obligations or long-term debt from that disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2004, except for the minimum lease commitments under the capital lease obligation entered into on August 8, 2005 and the repayment of the then outstanding balance of our long-term debt. As of September 30, 2005, future minimum lease payments under the capital lease obligation entered into on August 8, 2005 are as follows:

                                                                       Less Than                        After
(In thousands)                                              Total       One Year        Years 2-3        3 Years

Capital lease obligation                                  $34,997         $2,326         $4,652         $28,019

Impact of Inflation and Foreign Currency Exchange Fluctuations

Results of operations for the periods discussed above have not been materially affected by inflation or foreign currency fluctuations related to the translation of financial statements denominated in foreign currency to US dollars. Losses related to changes in exchange rates on foreign transactions denominated in US dollars, including intercompany debt, were $25,000 and $847,000 in the three months and nine months ended September 30, 2005, respectively, compared to gains of $133,000 and $10,000 in the three months and nine months ended September 30, 2004, respectively.

Litigation

Osteotech, Inc. is involved in various legal proceedings. For a discussion of these matters see, Note 11 of "Notes to Condensed Consolidated Financial Statements" included elsewhere herein and PART II. ITEM 1. LEGAL PROCEEDINGS, and our Annual Report on Form 10-K for the year ended December 31, 2004 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005, respectively. It is possible that our results of operations or liquidity and capital resources could be adversely affected by the ultimate outcome of pending litigation or as a result of the costs of contesting such lawsuits.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

During the first nine months of 2005, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

During the course of the quarter ended September 30, 2005, management identified, and remediated, a material weakness with respect to the preparation and review of certain domestic financial information, which was included in our internal financial results for the month ended August 31, 2005. Specifically, sufficient review, investigation and follow-up on underlying account analyses were not performed pursuant to established procedures. The matter was identified by the domestic financial group and corrected prior to the completion of the consolidated financial statements for the quarter ended September 30, 2005. Management believes that no other monthly periods were effected. To reduce the risk of a recurrence of this matter or similar matters, certain additional review procedures have been instituted effective with the preparation of the financial statements for the quarter ended September 30, 2005.

Based on their evaluation, and the remediation of the deficiency identified above, as of September 30, 2005, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective to reasonably ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in internal controls

Except as discussed above, there were no changes made in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act, during the period covered by this report that have materially affected, or are reasonably likely to materially affect, these controls subsequent to the date of their last evaluation.

PART II.      OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The following is a description of material developments that occurred during the three months ended September 30, 2005 in lawsuits reported in our Annual Report on Form 10-K for the year ended December 31, 2004 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005. Additionally, from time to time we are a party to other litigation incidental to our business, none of which, individually or in the aggregate, are expected to have a material adverse effect on our results of operations or financial condition.

Tissue Transplant Technology, Ltd. d/b/a Bone Bank Allografts v. Osteotech, Inc.

In December, 2004, we were served with a suit filed by Tissue Transplant Technology, Ltd. d/b/a Bone Bank Allografts ("BBA") alleging, among other things, breach of contract in connection with a processing agreement between the two parties entered into on September 1, 2000. BBA's complaint, as amended, contains claims for breach of contract, tortious interference with existing contract, tortious interference with prospective business relationships, negligence, breach of fiduciary duty, unfair competition, fraud, and federal unfair competition. BBA does not allege a specified amount of damages. On January 31, 2005, we filed a motion to transfer venue to the District of New Jersey and a motion to dismiss some of BBA's claims. On April 26, 2005, the U.S. District Court for the Western District of Texas denied our motion to transfer venue and granted our motion to dismiss only with respect to the breach of fiduciary duty claim. As a result, litigation with respect to BBA's remaining claims will go forward in the Western District of Texas. On May 10, 2005, we filed our answer, affirmative defenses and two counterclaims for breach of contract. The parties have previously participated in three mediation sessions, but were unable to reach a non-litigation resolution to the dispute. On September 14, 2005, the Court granted BBA's motion to file its second amended complaint, which tracks the allegations of the amended complaint and adds further allegations on the fraud and unfair competition claims.

We believe that the claims made against us in this action are without merit and will vigorously defend against such claims.

ITEM 5.  OTHER MATTERS

As a result of the advance notice provision for stockholder proposals included in Osteotech's Fourth Amended and Restated Bylaws, previously filed on a Form 8-K filed with the SEC on August 31, 2005, the required notice date for non-Rule 14a-8 stockholder proposals that was previously published in the Company's Revised Definitive Proxy Statement on Schedule 14A, filed with the SEC on May 5, 2005 has changed.

As previously published, in order for a stockholder to have a proposal included in the proxy statement for the 2006 annual stockholders' meeting, the proposal must comply with both the procedures identified by Rule 14a-8 under the Exchange Act and be received in writing by Osteotech's Secretary on or before 5:00 p.m. Eastern Standard Time on January 9, 2006. Such a proposal will be considered at the 2006 annual stockholders' meeting.

In the event a stockholder does not meet the January 9, 2006 deadline, the stockholder can still give notice of a proposal to be presented at the 2006 annual stockholders' meeting between 5:00 p.m. Eastern Standard Time ("EST") on February 9, 2006 and 5:00 p.m. EST on March 11, 2006; however, such proposal will not be included in the proxy materials relating to such meeting. Such a proposal will be considered timely within Rule 14a-4(c) and may be considered at the 2006 annual stockholders' meeting if it complies with Rule 14a-8. The previously published deadline for such proposals was 5:00 p.m. EST on March 25, 2006.

Any proposal received after March 11, 2006 will be considered untimely within Rule 14a-4(c) of the Exchange Act and the persons named in the proxy for such meeting may exercise their discretionary voting power with respect to such proposal.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits (numbered in accordance with Item 601 of Regulation S-K)

 Exhibit                                                                                                             Page
 Number          Description                                                                                        Number

    10.56       Form of  Nontransferable  Non-Incentive  Stock Option  Agreement  pursuant to the 1991 Stock Option      *
                Plan and Form of Amendment thereto
    10.57       Form of  Nontransferable  Incentive Stock Option  Agreement  pursuant to the 1991 Stock Option Plan      *
                and Form of Amendment thereto
    10.58       Form of Nontransferable  Non-Incentive  Stock Option Agreement Cliff Vesting Option pursuant to the      *
                2000 Stock Plan and Form of Amendment thereto
    10.59       Form of  Nontransferable  Non-Incentive  Stock Option Agreement pursuant to the 2000 Stock Plan and      *
                Form of Amendment thereto
    10.60       Form of Nontransferable Incentive Stock Option Agreement Cliff Vesting Option pursuant to the 2000       *
                Stock Plan and Form of Amendment thereto
    10.61       Form of  Non-Qualified  Stock Option  Agreement  pursuant to the 1991 Stock Option Plan and Form of      *
                Amendment thereto
    10.62       Purchase and Sale Agreement between  Osteotech,  Inc. and 201 Industrial Way, Inc., dated August 5,      *
                2005
    10.63       Agreement of Lease between 201 Industrial Way, Inc. and Osteotech, Inc., dated August 5, 2005            *
    10.64       Employment  Agreement,  effective  as of  November 1, 2000,  between  Osteotech,  Inc.  and Mark H.      *
                Burroughs
    10.65       Indemnity  Agreement,  dated as of November 1, 2000,  by and between  Osteotech,  Inc.  and Mark H.      *
                Burroughs
    10.66       Employee Confidential Information,  and Invention and Non-Competition  Agreement, dated November 1,      *
                2000, by and between Osteotech, Inc. and Mark H. Burroughs
    10.67       Change in Control Agreement,  dated as of November 1, 2000, by and between Osteotech, Inc. and Mark      *
                H. Burroughs
    10.68       Retirement  Agreement,  dated as of July 26, 2005,  by and between  Osteotech,  Inc. and Michael J.      *
                Jefferies
    31.1        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002       *
    31.2        Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002       *
    32.1        Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002       *
    32.2        Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002       *

*        Filed herewith


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 9, 2005                    OSTEOTECH, INC.
(Registrant)

Date:  November 9, 2005               By:  /s/RICHARD W. BAUER

                                           Richard W. Bauer
                                           Chief Executive Officer
                                           (Principal Executive Officer)



Date:  November 9, 2005               By:  /s/MICHAEL J. JEFFRIES
                                           Michael J. Jeffries
                                           Executive Vice President,
                                           Chief Financial Officer
                                           (Principal Financial Officer and
                                           Chief Accounting Officer)