Form 10-K
period 2005-12-31
OSTEOTECH INC
filed 2006-03-31
CIK 874734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005	Commission File Number 0-19278
OSTEOTECH, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3357370

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

51 James Way, Eatontown, New Jersey	07724

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (732) 542-2800
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock — $.01 Par Value
(Title of class)
Preferred Stock Purchase Rights
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☑
     Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.                   Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated Filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☑
     The aggregate market value of the voting and non-voting common equity, held by non-affiliates of the registrant based on the last reported sale price of the common stock on June 30, 2005 was approximately $61,026,000.
     The number of shares of the registrant’s common stock, $.01 par value, outstanding as of March 17, 2006 was 17,267,964.
Documents Incorporated by Reference
Portions of the registrant’s definitive 2006 Proxy Statement, which will be filed pursuant to Regulation 14A, have been incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

OSTEOTECH, INC.
2005 Form 10-K Annual Report

     The following trademarks and service marks appear in this Annual Report: OsteoActive™ Surface, GraftCage™ Spacer and Xpanse™ Bone Insert are trademarks and Osteotech®, Grafton® Demineralized Bone Matrix (DBM), Grafton Plus® DBM Paste and Graftech® Bio-Implants are registered trademarks of Osteotech, Inc.; LUBBOC® Natural Bovine Bone Graft and LADDEC® Natural Bovine Bone Graft are registered trademarks of OST Developpement SA and OsteoPure™Process is a trademark of OST Developpement SA; PEEK-OPTIMA® is a registered trademark of Invibio, Inc.
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
     Our Board of Directors has adopted a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees. Any material changes made to our Code of Business Conduct and Ethics or any waivers granted to any of our directors and executive officers will be publicly disclosed by filing a Current Report on Form 8-K within four business days of such material change or waiver. There were no material changes or waivers in 2005. Copies of the Code of Business Conduct and Ethics as well as charters for our Audit Committee and Nominating and Corporate Governance Committee, which comply with the corporate governance rules of Nasdaq, are available on our website at www.osteotech.com. In addition, a copy of such documents will also be made available to our shareholders upon request by contacting our Investor Relations Department by calling 732-542-2800 or through an e-mail request from our website at www.osteotech.com/finrequest.htm.

ii

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
Company Overview
     We are innovators in musculoskeletal science. We develop technologies and products to efficiently and effectively utilize human bone and bone connective tissue (“allograft bone tissue”). We have leveraged our expertise in musculoskeletal tissue technology to develop innovative processes and proprietary products that are widely used by orthopaedic, spinal, neurological and oral/maxillofacial surgeons for: spinal fusion procedures; to repair and replace bone loss caused by trauma or certain disease states; to augment prosthetic implant procedures; and to replace damaged ligaments and tendons.
     Based on our knowledge of the allograft bone tissue industry, we believe that we are one of the world’s largest processors of allograft bone tissue. The allograft bone tissue we process is procured domestically by independent tissue banks or Tissue Recovery Organizations, or TRO’s, primarily through the donation of tissue from deceased human donors. Internationally, we have established our own tissue recovery operations to procure donated allograft bone tissue. The products and services we have developed and process from allograft bone tissue are used primarily for transplantation. We believe that our market position is attributable to our proprietary product lines; our global supply of allograft bone tissue; our clients’ donor recovery programs; our sales and marketing organization; and the substantial investment we have made in processing technology to ensure stringent standards and rigorous quality control, which combined with extensive donor screening and testing performed by us and our clients has significantly reduced the risk of transmission of infectious agents.
     We have two primary operating segments:
•	The Demineralized Bone Matrix (DBM) Segment, or the DBM Segment, and

•	The Base Allograft Bone Tissue Segment, or Base Tissue Segment.
     Revenues in the DBM Segment are primarily related to the processing and marketing of Grafton® DBM. Domestically, either we or our clients distribute Grafton® DBM to end-users. Grafton® DBM distributed by us is processed from allograft bone tissue recovered for us by tissue banks and TROs or provided to us by our clients. Grafton® DBM distributed by our clients is processed by us from allograft bone tissue provided by each respective client, in consideration of a processing fee paid by such clients. All units of Grafton® DBM processed by us contain our brand name, Grafton® DBM, and will contain either our company name or our client’s company name depending upon the contractual relationship pursuant to which we process the allograft bone tissue. In either case, domestically we market Grafton® DBM to end-users, who in turn contact either us or our clients to purchase Grafton® DBM tissue forms.
     Internationally, Grafton® DBM is marketed and distributed by our agents and distributors to end-users. We process the Grafton® DBM that is distributed internationally in our domestic processing facility from allograft bone tissue recovered by our tissue recovery program in Bulgaria, from our domestic tissue recovery partners or from our domestic or international clients. Such Grafton® DBM will contain our brand name, and either our company name or our clients’ company name depending on the source of the allograft bone tissue.
     We process Grafton® DBM using our validated, proprietary demineralization process. When applied to cortical bone, this process yields allograft bone tissue which has osteoinductive (the process by which bone is induced to grow) and osteoconductive (the matrix provided by allograft bone tissue into which the host bone can grow) capabilities greater than other available forms of mineralized allograft bone tissue, and we believe, greater than other competitive demineralized allograft bone tissue forms.
     The DBM Segment also includes revenues from our processing of two private label DBMs. One such private label DBM is marketed by DePuy Orthopaedics, Inc. and DePuy Spine, Inc., or collectively DePuy, and LifeNet, and distributed by LifeNet. In January, 2003, we entered into a five-year agreement with DePuy and LifeNet for the processing and distribution to the United States hospital market of a private label DBM. Under the terms of the agreement, we process the DBM product to specifications determined by LifeNet, from allograft bone tissue supplied by LifeNet. DePuy and LifeNet market and promote this DBM carrier product to surgeons performing trauma, joint revision and spinal procedures and LifeNet ships and invoices the private label DBM to hospitals and surgeons. The second private label DBM is marketed and distributed by Smith & Nephew, Inc. pursuant to a five-year agreement dated April 1, 2004. Under the terms of the agreement, we process allograft bone tissue recovered for us into a private label DBM based on specifications agreed to by both parties. Smith & Nephew promotes, distributes and invoices the private label DBM to hospitals and surgeons performing general orthopaedic procedures.
     In March, 2002, the Food and Drug Administration, or FDA, informed us that it was changing the regulatory status of Grafton® DBM and would henceforth regulate it as a medical device. We believe the FDA’s decision to regulate Grafton® DBM as a medical device results from the FDA’s decision to regulate all DBMs with a carrier, including those processed and marketed by our competitors and the private label products processed by us, as medical devices. As a result we were required to obtain 510(k) clearance from the FDA for our Grafton® DBM product line. In addition, we were required to obtain FDA clearance for the private label products we process for Smith & Nephew, while LifeNet was responsible for obtaining the necessary 510(k) clearance for the private label product we process for it.
     Commencing in late 2004 through the first half of 2005, we filed five different 510(k) applications with the FDA covering our entire Grafton® DBM product line and the private label products we process for Smith & Nephew. From November, 2005 through January, 2006, we received clearance from the FDA for all five of our 510(k) applications. LifeNet applied for and received 510(k) clearance from the FDA for the private label DBM products we process for it.

     In the Base Tissue Segment we process allograft bone tissue primarily into mineralized weight-bearing tissue forms. These tissue forms include our proprietary line of Graftech® Bio-implants and other weight-bearing traditional tissues, which include femoral cross sections, fibula wedges and cortical struts. In addition, we make non-weight bearing traditional tissue forms, including cancellous and cortical chips, and we process bone connective tissue into a line of soft tissue grafts utilized primarily in sports medicine procedures. Substantially all of the tissue grafts in the Base Tissue Segment are processed in our domestic processing facility, although certain non-weight bearing tissue grafts are processed at our facility in France.
     Graftech® Bio-implant spacers and ramps, which are utilized in spinal fusion procedures, are marketed and distributed domestically by us regardless of whether such bio-implants are processed from allograft bone tissue recovered for us or for our clients. Domestically, other traditional allograft tissue forms processed in this Segment are marketed and distributed by our clients and by us from tissue recovered for the respective party. Internationally, these tissue forms are generally marketed and distributed to the end-user through distributors. To the extent that TRO’s recover allograft bone tissue on our behalf, we process and distribute this tissue either as bio-implants or other traditional tissue forms primarily to domestic end-users. The Graftech® Bio-implants units processed by us include our brand name and, in the case of client-provided allograft bone tissue, the client’s company name, or our company name if the bio-implant is processed from allograft bone tissue recovered on our behalf. Packaging for the traditional allograft bone tissue forms processed by us include the specific allograft bone tissue form product name and either our client’s company name or our company name depending on whether the allograft bone tissue was recovered for the client or for us. At OST Developpement, SA, or OST, our subsidiary located in Clermont-Ferrand, France, we process OsteoPure™ Femoral head bone tissue, which we market and distribute internationally.
     All other products not falling within these two segments are aggregated under the category of “other”. OST processes, markets and distributes, primarily in Europe, Asia and the Middle East, bovine bone tissue products which are utilized as bone graft substitutes by surgeons.
     We operate under a number of different business models in the DBM and Base Tissue Segments based upon the distribution method used and the nature of the underlying contractual agreement related to the organization that supplies us with allograft bone tissue for processing.
     The majority of our revenue in the DBM Segment is generated from our direct distribution of Grafton® DBM processed from allograft bone tissue recovered directly for us by TRO’s and certain tissue banks, from tissue supplied by our clients to be distributed under our brand and company name, and from our direct distribution of Grafton® DBM for some of our clients. In this business model, we reimburse our clients, TRO’s and tissue banks who recover allograft bone tissue for their services. A portion of our revenues in this Segment are processing revenues generated from our clients in consideration for processing and marketing Grafton® DBM on their behalf. In this business model our clients distribute the Grafton® DBM to end users. We also process two private label DBMs, which under each agreement, we charge a processing fee for our services. LifeNet supplies the allograft bone tissue utilized to process its private label products, while we supply the allograft bone tissue utilized in Smith & Nephew’s private label products.
     In the Base Tissue Segment, the majority of our revenues are generated from Graftech® Bio-implants, which we process from allograft bone tissue provided by our clients or which we process from allograft bone tissue recovered on our behalf. We market and distribute the Graftech® Bio-implants to hospitals and surgeons. We also generate revenues from our clients on a per donor basis for the processing of the clients’ donor tissue, which includes the processing of traditional allograft bone tissue forms. We also generate revenues from the distribution of traditional allograft bone tissue forms to hospitals and surgeons that were processed from tissue that was recovered directly for us.
     In the United States, we process allograft bone tissue pursuant to contracts with a number of clients, including MTF and LifeNet. We also process allograft bone tissue for several smaller tissue banks in the United States and Europe. Our clients and TROs who recover tissue on our behalf are generally responsible for donor procurement, including donor screening. Internationally, we process allograft bone tissue recovered by our tissue recovery operation in Bulgaria. This allograft bone tissue is processed at our processing facility in the United States. The processed tissue grafts are distributed by OST throughout the international marketplace.
     We market our proprietary allograft bone tissue forms such as Grafton® DBM and Graftech® Bio-implants, and traditional allografts bone tissue forms through independent agents and direct field sales personnel. Generally, our clients market the traditional allograft bone tissue forms that we process for them, primarily using direct field personnel.
     Information relating to our revenues for the years ended December 31, 2005, 2004 and 2003 by geographic area is summarized as follows:

(in thousands)	United States	Europe	Consolidated

Revenues
For the year ended December 31,
2005	$79,957	$13,350	$93,307
2004	$77,317	$11,260	$88,577
2003	$86,070	$8,363	$94,433
     For a discussion of (1) our segments for the years ended December 31, 2005, 2004 and 2003 and our long-lived assets as of December 31, 2005, 2004 and 2003 see Note 20 of “Notes to Consolidated Financial Statements” and (2) our deferred tax asset as of December 31, 2005 and 2004 see Note 15 of “Notes to Consolidated Financial Statements.”
     In 2005, we had one customer, the Musculoskeletal Transplant Foundation, Inc., or MTF, which accounted for $25.0 million, or 27%, of net revenues. In 2004 and 2003, MTF accounted for $18.3 million and $23.4 million, or 21% and 25%, respectively, of net revenues. In 2004 and 2003, the American Red Cross Tissue Services, or ARC, accounted for $18.4 million and $23.0 million, or 21% and 24%, respectively, or net revenues. In January, 2005, MTF acquired the assets of the allograft tissue banking operation of ARC.
Strategy
     Our intention is to market and distribute three complementary allograft bone tissue product lines (Grafton® DBM, Graftech® Bio-implants and traditional tissue) to meet surgeons’ needs across a broad spectrum of orthopaedic surgical procedures, including spine, trauma, joint revision, maxillofacial and, with respect to certain tissue forms, dental. We will educate surgeons concerning the benefits of using our products either alone or in conjunction with each other and we will support these programs through clinical and laboratory studies to further validate the performance, utility and safety of our processed tissue. We will continue to focus on marketing our tissue grafts and products through our direct marketing organization, our agent network, distributors and medical education programs. We will continue to expand our product lines by adding additional tissue forms aimed at competitive products, specific surgical applications and product enhancements and improvements and developing new product profiles. In addition, we anticipate expanding our business as follows:
•	We will continue to educate the medical community and the general public concerning the benefits of allograft bone tissue, including the science behind our proprietary processes and tissue forms. We intend to accomplish this by sponsoring workshops and think tanks, conducting grand rounds presentations, our presence at conventions, publishing clinical studies, white papers and articles, and expanding our medical education internet site.

•	We intend to use our strong research and development capabilities and expertise in musculoskeletal science to enhance the performance of our existing allograft bone tissue forms; expand the safety claims of these tissue forms using proprietary processes; and introduce new tissue forms with enhanced performance profiles.

•	We intend to continue to work with existing clients to expand the amount of tissue they recover and send to us for processing, obtain additional tissue bank clients, continue to contract directly with TRO’s to obtain tissue on our behalf, continue to expand our tissue bank recovery programs in Bulgaria and France and to expand our tissue bank recovery operations to other countries in Europe and around the world, to ensure that we have an adequate supply of allograft bone tissue to meet the market demand for existing tissue forms that we process, and for any new tissue forms that we may develop.

•	We expect to maintain our global position as one of the leading orthobiologics companies by utilizing our expertise in allograft bone tissue processing and science to market innovative and cost-effective proprietary allograft bone tissue forms.
Allograft Bone Tissue Processing
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
     Unlike organs which require transplantation within hours of recovery, allograft bone tissue generally goes through a processing phase in which it is cleaned, cut into different sizes and forms for specific surgical procedures, preserved, packaged and labeled. We process the allograft bone tissue utilizing technology we have developed that yields a wide array of freeze-dried and frozen mineralized and demineralized bone and connective tissue products, which are used by surgeons for spinal fusion procedures, repair and replacement of bone loss caused by trauma or certain disease states, augmentation of prosthetic implant procedures, and replacement of damaged ligaments and tendons. Frozen tissues include whole bones and major sections thereof, bone segments, tendons and ligaments. Freeze-dried bone tissues include various wedges, strips, struts, dowels, chips, blocks and ribs. Once processed using our processing methods, freeze-dried bone tissues may be stored for up to three years and frozen bone tissues may be stored for up to five years before they must be used or discarded.
     The suitability of allograft bone tissue for transplantation is partly dependent on the methods used in the processing of the tissue. Processing includes the removal of certain portions of the allograft bone tissue in a manner, which enables the tissue to maintain as much of the native biological characteristics relating to the use of such tissue in bone grafting procedures as possible. To provide suitable allografts, we have developed techniques that minimize the use of chemicals and procedures that might render the allograft bone tissue less suitable for use as a graft. We process allograft bone tissue in a microbially-controlled environment, substantially cleaner than that of a typical hospital operating room, created through the use of advanced air filtration, water distillation and mineral control systems and other “clean room” techniques. In addition, we perform sterility testing procedures throughout the processing of the tissue and up through final packaging and release.
     We believe that our use of such clean room techniques, a controlled environment, in-line disinfection and other technologies preserve the properties of the tissues that make them suitable as grafts. We believe our processing methods, in conjunction with the tissue recovery techniques utilized by our clients, TROs and tissue banks, which provide us with allograft bone tissue, and the multiple screening and testing procedures employed, significantly reduce the risk of transmission of infectious agents and address the medical community’s and the general public’s perceptions and concerns regarding the possible transmission of infectious disease and toxicity. In addition, we are in the process of implementing a new proprietary processing technology to enable us to terminally sterilize the allograft bone tissue forms processed by us without impacting the efficacious properties of the bone tissue.
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
     We have developed an advanced proprietary demineralization process for cortical bone which yields Grafton® DBM, a non-weight bearing form of allograft bone tissue which can be used to aid in the formation of new bone through the processes of osteoconduction and osteoinduction. Cortical bone is believed to be the principal reservoir for various factors that are instrumental in osteoinduction. However, these biological properties are inhibited by the bone’s structure and the various minerals, lipids and other substances, which comprise bone. Our process removes these inhibiting factors. In addition, based on studies completed by an independent testing laboratory specializing in viral inactivation studies, our proprietary demineralization process has been validated to inactivate a panel of viruses, including HIV-1, hepatitis B, hepatitis C, cytomeglia and polio.
     Once allograft bone tissue is processed into tissue grafts, the tissue grafts are marketed and distributed to surgeons and hospitals by our clients or by us. The surgeons and hospitals pay the fees established and charged by our clients or us and in turn charge their patients for the various aspects of transplant surgery performed by them, including standard charges established by the surgeon or institution for each unit of tissue graft used. The cost to the patient for the tissue graft is generally reimbursable by medical insurance carriers as part of the overall cost of the procedure.
     We believe the potential market for our allograft bone tissue forms will expand due to a number of factors including:
•	an increasing number of surgical procedures that incorporate bone grafting techniques and which require more bone tissue than can be obtained through autograft procedures;

•	a reduction in the possibility of transmission of infectious agents and toxicity because of improved allograft bone tissue processing techniques and donor screening;

•	increased awareness by, and training of, the medical community with respect to the use of allograft bone tissue;

•	the desire by surgeons to avoid the additional procedure needed to acquire autograft bone tissue, which often increases operating time and risks such as excessive blood loss, infection and chronic pain;

•	an increasing number of patients who do not possess the quality of bone tissue required for autograft procedures as a result of the general aging of the population; and

•	an increasing availability of allograft bone tissue due to increased bone tissue donations and improved recovery and processing techniques.
Tissue Supply Initiative
     To ensure that we have an adequate supply of allograft bone tissue to meet the domestic and international market demand for Grafton® DBM, Graftech® Bio-Implants, and traditional allograft bone tissue forms that we process and for any new tissue forms that we may process in the future, we continue to be engaged in an effort to solidify the relationships we have with existing clients and TRO’s who provide donated allograft bone tissue to us. Domestically, we have established relationships with a number of tissue banks and TRO’s, increasing the amount of allograft bone tissue available to us for processing. We continue to actively search for new relationships and intend to invest, as appropriate, in new and/or expanding tissue recovery activities with TROs, Organ Procurement Organizations, and tissue banks. Internationally, we have established a relationship with a European tissue bank and have established tissue recovery programs in France and Bulgaria to recover allograft bone tissue, and in certain circumstances other tissue types, which we expect to utilize to support our global sales and marketing activities. We continue to look for additional opportunities to partner with tissue banks, or their equivalents, or to establish additional tissue recovery programs throughout the globe. Based upon our current forecast, we believe that we have sufficient inventories and sources of allograft bone tissue to meet our projected needs for allograft bone tissue over the next several years.
     To further our tissue supply initiatives, we entered into a five-year agreement with Community Tissue Services, or CTS, in February, 2006. Pursuant to the agreement, CTS will recover donors, evaluate donor eligibility and supply us with cortical shafts from a minimum number of donors per month. Under the terms of the agreement, we may request to receive allograft bone tissue in excess of the contractual minimum, which CTS may supply if such additional tissue is available. The agreement will automatically renew for successive two-year terms unless either party notifies the other party in writing six months prior to renewal. In 2006, we expect to reimburse CTS approximately $1.3 million for their donor recovery and donor eligibility services related to the cortical shafts we will receive.
Expansion of Allograft Bone Tissue Business in Europe
     Historically, distribution of tissue grafts by us internationally was made possible through tissue donations in the United States. Currently, our distribution of tissue grafts internationally can be fully supported by our tissue recovery organization in Bulgaria. In February, 2002, OST, our subsidiary located in Clermont-Ferrand, France, entered into a seven year agreement with the Executive Transplant Agency of the Ministry of Health and the Euro-Atlantic Transplant Alliance both of which are agencies of the Bulgarian government responsible for overseeing all activities in Bulgaria related to the recovery, processing and allocation of human organs, tissues, cells and biomaterials for transplantation. Under this exclusive agreement, OST is responsible for the recovery and processing of tissue, cells and biomaterials recovered by our Bulgarian tissue recovery organization and the allocation and distribution of these anatomical gifts throughout Europe and the rest of the world. The bone tissue recovered under this agreement will meet all standards of the American Association of Tissue Banks and the requirements of the French regulatory agency and will be processed at Osteotech’s facility in New Jersey. As we continue to expand our worldwide operations and global demand for our products, we will assess the capacity of our domestic processing facility and assess the need to expand OST’s processing facility in Clermont-Ferrand or to construct an additional processing facility elsewhere in Europe.
     We plan to help establish additional cadaveric tissue recovery networks in medical centers throughout the world in order to meet the growing demand of surgeons for safe human allograft bone tissue forms. France will continue to be the prime base of operation in our efforts to expand the distribution of our human allograft bone tissue grafts internationally. We will add facilities and staff to our current operations, as required, to support this expansion.
     We believe the advantages of locating our international operations in France are significant. The French market is one of the larger and more sophisticated European markets for bone grafts. Also, French laws and regulations governing tissue banking are well defined and we believe the most advanced of all the major European countries. Although tissue banking operations in France are generally restricted to non-profit public health organizations approved by the government, French regulations also provide for governmental approval of for-profit organizations as tissue banks if these organizations are able to provide haute technicité (high technology) unavailable in the non-profit sector. In 2001, the French government awarded OST tissue bank status which enables us to operate independently as an approved tissue bank in addition to providing contract processing, marketing and management services to non-profit tissue banks. OST is currently in the process of renewing its tissue bank status. We believe that our technology platforms and processing expertise should position OST to be successful in this renewal process, although there can be no assurance that OST will receive such renewal by the French government.
     OST has adapted its proprietary processing technology used to manufacture its line of bovine tissue products to develop the OsteoPure™ Process for the processing of human femoral heads recovered during hip replacement surgery. OST has an agreement with OsteoBanque D’Auvergne, other European tissue banks and certain individual French healthcare facilities for the provision of tissue for the OsteoPure™ Process.
Quality Assurance
     We have quality assurance programs in place covering all of our lines of business. OST’s processing facility in Clermont-Ferrand, has received International Standardization Organization certification for its quality systems and our facilities in the United States are registered with the FDA and are accredited by the American Association of Tissue Banks.
     We have processed in excess of 3.5 million transplantable allograft bone tissue grafts. To our knowledge, none of these allograft bone tissue grafts has caused a confirmed transmission of an infectious disease. This safety record is due to the rigorous donor screening and tissue recovery techniques used by our clients, extensive donor testing, and our quality assurance and processing protocols.
     Our allograft bone tissue quality assurance program commences at the time allograft bone tissue is recovered. The allograft bone tissue is recovered under aseptic conditions. The tissue is recovered primarily in hospitals and, to a lesser extent, coroners’ facilities, which have been prepared for recovery. Recovered allograft bone tissue is also required to be sterilely wrapped and shipped in special containers. Upon receipt of this tissue, a quarantine period is imposed to permit serologic and microbiologic testing prior to release of allograft bone tissue for processing. Upon satisfactory completion of all testing, as well as a review of the medical and lifestyle histories of the donor, the allograft bone tissue is processed in a microbially-controlled environment. Under constant environmental and other monitoring, the allograft bone tissue is cleaned, soaked in antibiotics and alcohol and then cut and shaped in accordance with our or our clients’ specifications. Before being released for distribution, our quality assurance team inspects and again tests all processed bone tissue for microbiological contaminants.
     We believe that the serologic screening of donors, the extensive screening of donor profiles and medical histories performed by our clients, TRO’s, tissue banks and us, and our processing technologies substantially reduce the likelihood of the presence of infectious agents, including HIV and hepatitis viruses, in our processed allograft bone tissue. Studies completed by an independent testing laboratory specializing in viral inactivation studies demonstrated that our proprietary demineralization process utilized to process Grafton® DBM can virtually inactivate and eliminate viruses such as HIV, hepatitis B, hepatitis C, cytomeglia and polio.
     We are in the process of implementing a new processing technology to enable us to terminally sterilize the allograft tissue forms processed by us without impacting the efficacious properties of the tissue. These proprietary, tissue-specific technologies are expected to further enhance tissue graft safety while maintaining the tissue’s biologic and physical properties.

Processing Agreements
     We have two agreements with MTF. Under these two agreements, MTF currently provides us with a substantial portion of the allograft bone tissue that we process. The first agreement, which was entered into in June, 2002, expires on December 31, 2008 (the “2002 Agreement”). The second agreement, which was entered into in December, 2004, expires on December 31, 2006 (the “2004 Agreement”), and provides for two additional one-year renewal terms if certain conditions contained in the agreement are met.
     The 2002 Agreement provides for MTF to supply a maximum number of donors for processing into MTF labeled traditional tissue and MTF labeled Grafton® DBM, which is distributed and invoiced to hospitals and surgeons by MTF. We charge MTF a processing fee for our services in processing its donors into MTF labeled tissue grafts. Under the 2002 Agreement, the number of donors to be provided by MTF is subject to a quarterly adjustment, either upward or downward but in no event in excess of the contractual maximum, as determined based on an average yield target per donor for MTF labeled Grafton® DBM. Due to the continued decline in the market demand for MTF labeled Grafton® DBM, MTF provided us with 54% of the contractual maximum number of donors in 2005. We anticipate that demand for MTF labeled Grafton® DBM will continue to decline in 2006, 2007 and 2008, and that MTF will supply us with fewer and fewer donors over this period.
     Under the 2002 Agreement, MTF also supplies us with a specific number of donors, which are processed into Osteotech labeled Grafton® DBM, Graftech® Bio-implants and traditional tissues or into private label tissue grafts. We reimburse MTF for its services related to donor recovery and donor eligibility. We distribute the tissue grafts processed from these donors except in the case of private label tissue grafts, which are distributed by Smith & Nephew. We will continue to receive donors under the 2002 Agreement until the termination of the agreement in December, 2008. We expect to reimburse MTF a minimum of approximately $6.0 million, $6.0 million and $5.5 million in 2006, 2007 and 2008, respectively, for MTF’s donor recovery and donor eligibility services related to the donors we will receive from MTF. We will process these donors into tissue grafts or will utilize these donors to augment our unprocessed donor tissue inventory.
     The 2004 Agreement provides for MTF to supply a maximum number of donors for processing into MTF labeled traditional tissue and Osteotech labeled Grafton® DBM and Graftech® Bio-implants. We charge MTF a processing fee for our services in processing these donors into MTF labeled traditional tissue and we reimburse MTF for its services related to donor recovery and donor eligibility for the allograft bone tissue that we utilize for Grafton® DBM and Graftech® Bio-implants. Under the 2004 Agreement, the number of donors to be provided by MTF is subject to a quarterly adjustment, either upward or downward but in no event in excess of the contractual maximum, as determined based on an average yield target per donor. The 2004 Agreement will automatically renewal for two additional one-year terms if we process an average of 25 donors per month for the first six months of the calendar year during which the then current term expires. In 2005, MTF provided 90% of the contractual maximum and we anticipate that MTF will supply a similar number of donors in 2006. We anticipate that we will process a sufficient number of donors in the first six months of 2006 for the 2004 Agreement to automatically renew for 2007.
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
     As of February 28, 2006, in the United States, we employed 30 persons engaged directly in efforts to educate surgeons as to the benefits and applications of processed allograft bone tissue. We complement these efforts with a national network of independent sales agents who market Grafton® DBM, Graftech® Bio-implants and our other allograft and non-allograft products. These agents also educate the medical community about processed allograft bone tissue. At February 28, 2006, we had appointed 50 agencies, which employ 280 sales representatives.
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
Government Regulations
     The FDA and certain state agencies regulate our products and our tissue banking activities in the United States. Outside the United States, our medical devices, tissue-based products and tissue-banking activities are regulated by various agencies in each respective country, with the exception of the European Union, which maintains a shared regulatory system for medical devices for its member countries.
     United States
     Our products are extensively regulated by the FDA, as well as certain state agencies. Failure to comply with these regulations may subject us to administrative or judicial sanctions, such as the FDA’s refusal to clear or approve pending applications, withdrawal of clearances or approvals, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, civil penalties, injunctions and/or criminal prosecution. Further, if our suppliers do not meet their regulatory requirements, their non-compliance could adversely impact our business.
     In the United States, our Graftech® Bio-implants, traditional tissue product lines and the Xpanse™ Bone Inserts are regulated by the FDA as human tissue-based products under section 361 of the Public Health Service Act and, our Grafton® DBM and private label DBM product lines are regulated as medical devices under the Food, Drug, and Cosmetic Act.

     FDA regulations do not require that human tissue-based products be cleared or approved before they are marketed. We are, however, required to register our establishment, list these products with the FDA and comply with regulations concerning tissue donor screening and testing, and processing, labeling, packaging, storage, distribution and record keeping. The FDA periodically inspects tissue processors to determine compliance with these requirements. Violations of applicable regulations noted by the FDA during facility inspections could adversely affect the continued marketing of our products. Effective in May, 2005, we were required to comply with the FDA’s “Current Good Tissue Practice” regulations that impose requirements on most elements of the manufacture of human tissue-based products, including tissue recovery, donor screening, donor testing, processing, storage, labeling, packaging and distribution. Certain adverse events and deviations must also be reported to the FDA. We believe we comply with all aspects of the Current Good Tissue Practice regulations, although there can be no assurance that we will comply, or will comply on a timely basis, in the future. Our clients, TROs and tissue banks that provide us with allograft bone tissue are responsible for performing donor recovery, donor screening and donor testing and our compliance with those aspects of the Current Good Tissue Practice regulations that regulate those functions are dependent upon the actions of these independent entities.
     The FDA generally requires approval or clearance before medical devices may be marketed. There are two processes by which medical devices can receive approval or clearance. Some products may qualify for clearance under the 510(k) process, in which the manufacturer or processor demonstrates that its product is substantially equivalent to another lawfully marketed product (i.e., that it has the same intended use and is as safe and effective as a lawfully marketed product and does not raise questions of safety and effectiveness different from those of the lawfully marketed product). 510(k) submissions usually include safety and performance data, and in some cases, clinical data. Marketing may commence if and when the FDA issues a clearance letter finding substantial equivalence.
     If a medical device does not qualify for the 510(k) process, the product may not be distributed until the FDA has approved a premarket approval application. Premarket approval applications must demonstrate product safety and effectiveness and usually include the results of preclinical and clinical studies. All clinical studies of investigational devices must be conducted in compliance with the FDA’s requirements for such studies. Moreover, clinical studies of investigational devices posing a significant risk to patients must have an Investigational Device Exemption approved by the FDA prior to initiating such studies. A manufacturer must also pass a premarket inspection of its compliance with the FDA’s Quality Systems Regulation. Marketing may commence only when the FDA issues a premarket approval letter.
     Once a premarket approval or clearance letter has been obtained, manufacturers and marketers of medical devices are subject to numerous postmarketing requirements. A manufacturer’s quality control and manufacturing procedures and its facilities must conform to the FDA’s Quality System Regulation, which governs the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labeling, installation, and servicing of medical devices. Certain adverse events and product malfunctions must be reported to the FDA, and product labeling and promotion must comply with FDA requirements. The FDA periodically inspects facilities to determine compliance with these requirements. Violations of applicable regulations noted by the FDA during facility inspections could adversely affect the continued marketing of our products.

     Historically, we had marketed Grafton® DBM as a human tissue-based product pursuant to an August, 1995 designation from the FDA. In March, 2002, the FDA informed us that the agency was changing the regulatory status of Grafton® DBM and would henceforth regulate it as a medical device. In an October 30, 2003 letter, the FDA indicated that its determination regarding Grafton® DBM would also be applied to Grafton Plus™ DBM. We believe the FDA’s change in its position regarding Grafton® DBM results from its decision to regulate all demineralized bone with a carrier, including those processed and marketed by certain of our competitors, as medical devices. In 2004, we communicated to the FDA that we would file 510(k) submissions for our Grafton® DBM line of tissue forms and, as appropriate, for the private label DBMs we process. We filed three 510(k) submissions in late 2004 for our Grafton® and private label DBM tissue forms. We filed two additional 510(k) submissions by the end of the second quarter of 2005 for our remaining DBM tissue forms. All of our 510(k) submissions covering our entire line of Grafton® DBM products and private label DBM products we process for Smith & Nephew have received FDA clearance. As of the date of receipt of each 510(k) clearance from the FDA, we were required to comply with medical device regulations, Current Good Tissue Practice regulations, and any postmarketing approval requirements contained in the 510(k) clearances. Modifications to our devices may require the filing of new 510(k) submissions with the FDA.
     The procurement and transplantation of allograft bone tissue is subject to federal law pursuant to the National Organ Transplant Act, or NOTA, a criminal statute which prohibits the purchase and sale of human organs used in human transplantation, including bone and related tissue, for “valuable consideration.” NOTA permits reasonable payments associated with the removal, transportation, processing, preservation, quality control, implantation and storage of human bone tissue. With the exception of removal and implantation, we provide services in all of these areas. We make payments to certain of our clients, TRO’s and tissue banks in consideration for the services they provide in connection with the recovery and screening of donors. Failure to comply with the requirements of NOTA could result in enforcement action against us.
     The procurement of human tissue is also subject to state anatomical gift acts and some states have statutes similar to NOTA. In addition, some states require that tissue processors be licensed by that state. Failure to comply with state laws could also result in enforcement action against us.
     Finally, certain federal health care laws apply to our business if a customer submits a claim for an item or service that is reimbursed under Medicare, Medicaid or most other federally-funded health care programs. Healthcare providers that purchase medical devices generally rely on third party payers, including the Medicare and Medicaid programs and private payers, such as indemnity insurers, employer group health insurance programs and managed care plans, to reimburse all or part of the cost of the products. Payments from Medicare, Medicaid, and other third party payers are subject to legislative and regulatory changes and are susceptible to budgetary pressures. Our customers’ revenues and ability to purchase our products are therefore subject to the effect of those changes and to possible reductions in coverage or payment rates by third party payers. Any changes to the healthcare regulatory, payment or enforcement landscape relative to our customers’ healthcare services has the potential to significantly affect our operations and revenues.
     Of principal importance to us, federal law prohibits unlawful inducements for the referral of business reimbursable under federally-funded health care programs (the “Anti-

Kickback Law”), such as remuneration provided to physicians to induce them to use certain tissue products or medical devices reimbursable by Medicare or Medicaid. The Anti-Kickback Law is subject to evolving interpretations. Some states also have anti-kickback laws which established similar prohibitions. If a governmental authority were to conclude that we are not in compliance with applicable laws and regulations, Osteotech, its officers and employees, could be subject to severe criminal and civil penalties including, for example, exclusion from participation as a supplier of product to beneficiaries covered by Medicare or Medicaid.
     Additionally, the civil False Claims Act prohibits knowingly presenting (including “causing” the presentation of) a false, fictitious or fraudulent claim for payment to the Untied States government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act can result in very significant monetary penalties and treble damages. The federal government is using the False Claims Act, and the accompanying threat of significant liability, in its investigations of health care providers, suppliers and manufacturers throughout the country for a wide variety of Medicare billing practices, and has obtained multi-million dollar settlements. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating health care providers’, suppliers’, and manufacturers’ compliance with the health care billing, coverage and reimbursement rules and fraud and abuse laws.
     International
     Allograft bone tissue and tissue banking activities, such as tissue donation and recovery and tissue processing, are regulated in virtually all countries in which we operate. The regulatory schemes and specific requirements for tissue-based products and tissue banking activities vary country-to-country. There are no common or harmonized regulatory approvals or programs for these products and activities, such as there are for medical devices marketed in the European Union. We believe that we comply with the national regulations in the countries in which we currently operate and that we currently comply or will comply in the countries we plan to operate in the future, although there can be no assurance that we will be able to do so.
     In 2001, France authorized our French subsidiary, OST, to operate as a tissue bank. This authorization was based on OST’s satisfaction of certain requirements, such as providing high technology as determined under applicable French regulations. This authorization was granted for a period of five years, expiring in 2006. OST has applied to have the authorization renewed. Without this authorization, OST will not be able to operate its tissue bank in France or to directly distribute or import into France, human tissue based products. We believe OST should be able to receive renewal of its authorization as a tissue bank, although we cannot be certain that OST will be able to obtain renewal as a tissue bank on a timely basis, or will be able to obtain a new authorization at all.
     The European Commission is working on the development and adoption of a common regulatory program for human tissue-based products and tissue banking activities. We believe that an eventual adoption of such a common regulatory program is likely, though not imminent. We will take all steps necessary to comply with such regulatory program, if implemented, although there can be no assurance that we would be able to meet the requirements of any such regulatory program once it is adopted.
     OST has received ISO 9001 certification for the quality systems used in the design, recovery, treatment and distribution of human tissues. Quality system certification for production facilities was made mandatory in 1998 for companies that market or distribute medical devices within the European Union. OST’s processing facility has received ISO 13485 certification for the design, manufacturing and sale of bone substitutes from bovine tissue products. The LUBBOC® and LADDEC® Bovine Grafts produced and marketed by OST have been granted a CE Mark and are regulated as medical devices in Europe and most other international markets in which these products are marketed.
Research and Development
     During 2005, 2004 and 2003 we spent approximately $5,021,000, $4,578,000 and $3,944,000, respectively, on research and development activities. We are engaged in continuing research and development efforts in the allograft bone tissue processing field, which include our continuing efforts to develop technological advances in bone science, improve upon and maintain the safety, efficacy and performance of processed allograft bone tissue, increase the amount of transplantable allograft bone tissue derived from each donor, reduce processing costs through efficiency advances, and develop new forms of allograft bone tissue. In 2006, we expect to increase our spending on research and development activities over spending levels in 2005 in order to accelerate the development and marketing of certain new products and technologies.
New Technologies and Products
     Since its introduction to the market in 2004, commercially available bone morphogenic proteins, or BMPs, have had a significant impact on the bone grafting market. While only cleared by the FDA for certain indications, many surgeons choose to use BMPs in off-label indications where there may be more challenging healing environments.
     To meet the competitive challenges of BMPs and other bone graft substitutes, we hope to develop and introduce the next generation of our Grafton® DBM product line utilizing our Enhanced Grafton® DBM technology. The Enhanced Grafton® DBM technology provides a highly active product, which we believe will out-perform existing DBMs and more effectively compete with recombinant BMPs. Enhanced Grafton® DBM products are expected to produce more bone over a faster period of time. Animal research shows Enhanced Grafton® DBM produces four times more bone than the current version of Grafton® DBM. Enhanced Grafton® DBM products will serve a wide array of indication specific products, in which the bone forming potency will be tuned to the desired indication. We are currently targeting 2008 for the release of the first Enhanced Grafton® DBM product.
     In 2006 we introduced our first bone-polymer hybrid implant designed for interbody use. The GraftCage™ Spacer, a vertebral body replacement device made of a radiolucent PEEK-OPTIMA® polymer, is a load bearing device which provides an optimal environment for the Xpanse™ Bone Insert, a biologic core. The Xpanse™ Bone Insert is a unique blend of demineralized cortical and cancellous allograft, which upon in-vivo rehydration, is designed to expand to the bony contours of a cavity. Our GraftCage™ Spacer used with the Xpanse™ Bone Insert provides an advanced option for interbody fusion. The polymer spacer provides structural support, while the bioactive core is designed to promote healing.
     Additionally, the Xpanse™ Bone Insert can be used in bone grafting procedures as an individual graft or in combination with autograft or other forms of allograft bone. Xpanse™

Bone Inserts are designed to fit within GraftCage™ Spacers, but can be sized in the O.R. to fit in and/or around other spinal fusion devices.
     Our next generation interbody grafts will be based on our Plexus Technology. Plexus Biocomposites will be osteoconductive scaffolds of mineralized bone fibers encased in a resorbable polymer, which completely remodels into host bone based on research performed to date in animals. The resorbable polymer contributes to the weight bearing ability of the scaffold during the initial process of bone formation. As new bone forms the polymer resorbs, resulting in completely remodeled bone across a significant gap with no artifacts remaining.
     We are developing a new processing technology, Plexus Processing technology, which is designed to maximize the utilization of donated human tissue that can be processed from a single donor’s bone tissue. For example, utilizing the Plexus Processing technology we expect to be able to use bone tissue that was not otherwise available for weight bearing bio-implants for that purpose. Additionally, we expect that the Plexus Processing technology will result in significantly more processed allograft bone tissue to be available for a broad spectrum of surgical procedures. Bone tissue processed by use of the Plexus Processing technology may be classified by the FDA as a medical device requiring pre-market approval. The regulatory status of each product processed utilizing the Plexus Processing technology will be determined as the product is designed.
     We have expanded our Plexus Technology platform to include products that range from bone void filling products that remodel quickly while imparting little structural strength to load bearing structural grafts that remodel slowly to maintain strength during the healing process. We anticipate that the first of the Plexus Biocomposites will be introduced in late 2006 in the form of a bone void filler using polymers with extensive biocompatibility and clinical history. Animal studies utilizing Plexus Biocomposites demonstrated deep penetration by cells and initiated remodeling as early as four weeks.
     Plexus P, a porous resorbable scaffold in which interconnected pores simulate bone structure and facilitate absorption of blood or blood products, will be available in granular or monolithic forms for use in a variety of applications. Applicable uses include, filling irregular shaped defects of the acetabulum, backfill in the iliac crest or facilitating spinal fusion. We believe Plexus P bone void filler is biocompatible, safe and stable. Plexus P is expected to be released to the market in late 2006.
     Plexus M, supplied in solid form, becomes moldable upon heating and sets at body temperature. Once heated, Plexus M has ample working time allowing the surgeon time to shape and press the biocomposite into bony voids, such as backfill for the iliac crest or surgically created defects often found in the acetabulum or proximal femur due to removal of implants and hardware during revision surgery. A possible use for Plexus M is screw augmentation, as the biocomposite is flowable, penetrating and locking into the interstices of the surrounding bone. Animal studies demonstrate that Plexus M fills the void and remodels into healthy, robust bone. Plexus M is expected to be released to the market in 2007.
Competitive Overview
     We currently compete within the DBM, structural spinal allograft, and base tissue segments of the overall bone graft substitute market. Major competitors within these markets include DBM and synthetic bone void fillers, commercially available bone morphogenic proteins and other growth factors, machined structural allograft, and base tissue products.
     The bone graft substitute market is an extension of the general orthopaedic surgery market, as bone grafts are used adjunctively in a broad range of reconstructive orthopaedic surgical procedures, such as the repair of fractures and skeletal defects, spinal and joint arthrodeses, and revision arthroplasties. These procedures are performed by virtually all orthopaedic subspecialties, neurosurgeons, some plastic surgeons and certain other surgical specialties. We believe nearly 70% of all bone graft substitute products are used for spinal procedures. Dental and other oral maxillofacial procedures are not considered to be a primary portion of the bone graft market, but are instead considered to constitute a secondary market.
     We believe that the demand for human allograft bone tissue will continue to grow and allograft bone tissue is becoming more accepted as either an augment, or a surgical alternative, to autograft bone. Autograft (the use of a patient’s own bone) bone generally requires a second surgical procedure to harvest bone from the patient’s hip and therefore, exposes the patient to increased risk associated with blood loss, infection and chronic pain. We believe increased use of allograft bone will continue as more clinical data becomes available.
     We have expanded the applications of allograft bone tissues, due in part to our proprietary tissue processing technology, which includes Grafton® DBM, a proprietary form of allograft bone tissue. The demineralization process used in Grafton® DBM removes most of the minerals, thus exposing the proteins that promote bone growth (osteoinduction) and creating a latticework for new bone (osteoconduction). With the varying textural and handling characteristics of its forms, Grafton® DBM can be used in virtually all non-weight bearing bone graft procedures.
     Given its osteoinductive and osteoconductive properties, Grafton® DBM has a distinct advantage over synthetic bone void fillers, all of which are exclusively osteoconductive. Grafton® DBM’s advantages over synthetic grafting materials in the market for non-weight bearing applications include:
•	superior handling and performance qualities, including providing a matrix for bone to grow into and inducing bone to grow; and

•	the suitability of Grafton® DBM for all non-weight bearing bone graft procedures versus the limited applications of competitive synthetic bone void fillers.
     In recent years, Grafton® DBM has faced increasing competitive pressures, which we expect will continue in the future, as more companies have developed DBM products similar to Grafton® DBM. Most of these competitors have, in turn, partnered with large orthopaedic companies to market their products. Many of these companies have research and development, marketing and other resources that are significantly greater than ours. They also offer a full line of orthopaedic-related supplies and materials, which could give them a competitive advantage over us since they can offer surgeons a more complete line of products than we can.
     Grafton® DBM primarily competes with DBM products including: DBX®, processed by MTF and distributed by Synthes Spine and Synthes Trauma, DynaGraft® II, OrthoBlast™ II and Accell™, manufactured and distributed by IsoTis OrthoBiologics; Osteofil™, processed by Regeneration Technologies, Inc. (“RTI”) and distributed by Medtronic Sofamor Danek;

AlloMatrix® and Ignite™, manufactured and distributed by Wright Medical Technologies, Inc.; and InterGro™, processed and distributed by a subsidiary of Biomet, Inc.
     The FDA is now regulating all demineralized bone matrices mixed with a carrier material as a medical device and requiring all processors to file a 510(k). All of our Grafton® DBM forms and Grafton Plus® DBM Paste have been cleared by the FDA for more indications than any other DBM currently available on the market. Grafton® DBM and Grafton Plus® DBM Paste have each been cleared as a bone void filler, bone graft extender and bone graft substitute.
     To stay competitive in the DBM market, we have expanded our line of Grafton® DBM in order to offer the surgeon the ability to expand the type of procedures that DBM grafting materials can be used in and we have entered into agreements to process two private label DBMs in order to expand into segments of the orthopaedic market that are not a focus of our sales force. We have also expanded our Graftech® Bio-Implant line with which Grafton® DBM is used. When taken together, we are able to provide the spinal surgeon with the full range of tissue products needed to achieve the outcomes the surgeon is seeking for the patient. We also continue to differentiate Grafton® DBM from its competitors by funding clinical research to prove that Grafton® DBM is superior.
     Notwithstanding the increasing competition, we believe Grafton® DBM has significant opportunities for growth. Currently, Grafton® DBM sales are primarily domestic. We believe that Grafton® DBM was used in only a small portion of the total bone graft procedures performed in the U.S. during 2005. We estimate the potential non-domestic bone graft market to be at least as large as that of the U.S. market. The European market, in particular, provides us with an opportunity in an area where we already have a sales presence. We currently market Grafton® DBM in 20 countries, including the United States.
     It is estimated that 500,000 spinal fusion procedures are performed annually with over half using interbody fusion products. Interbody products are described as spacers or cages, manufactured from allograft bone, polymers or metals. These products are weight bearing and act as structural support at the fusion site to aid in bone healing.
     We are building on our foundation of bone science to redefine the interbody fusion market by building “bio-active” technology into interbody fusion devices. Our Graftech® Bio-Implants are machined allograft bone treated with our proprietary OsteoActive™ Surface demineralized technology to allow faster incorporation of the patient’s own bone, thereby aiding the process of spinal fusions. Graftech® Bio-Implants are a complete line of interbody fusion products spanning cervical and lumbar applications. Graftech® Bio-Implants compete primarily with products processed by tissue banks and processors such as MTF, RTI and LifeNet and marketed by Synthes Spine, Medtronic Sofamor Danek, and DePuy Spine, respectively. Our bio-implants are non-frozen which allows these grafts to be stored on the shelf instead of in freezers and for the surgeon to be more precise in selecting the grafts that will be used in a procedure, thus reducing the number of grafts a hospital must purchase.
     For bone grafting procedures which require weight bearing tissue, allograft bone tissue is still the only alternative to autograft bone tissue. We plan to continue to differentiate our Base Tissue Segment operations from those of other allograft bone tissue processors through continued technological advances. Once we are able to use our new Plexus Processing technology on a commercial basis, of which there can be no assurance, it should allow us to utilize more of the available allograft bone tissue in the future for weight bearing grafts, thus increasing the availability of such grafts.
     Starting in 2006, we will seek to broaden our spinal based business with our new Xpanse™ Bone Insert and GraftCage™ Spacer products that represent the first “hybrid-type” interbody device that features a synthetic structure and a “bio-active” proprietary allograft core. These products will bundle effectively with our current Graftech® Bio-Implant line of structural spinal allografts, and we believe will enable us to compete in the fast growing synthetic interbody fusion device market, that demonstrated rapid growth during 2005. Growth has taken place within this segment due to the acceptance of PEEK material as an alternative for interbody device application and recent surgeon reimbursement trends, that have produced some shift in surgeon utilization from structural spinal allograft implants to PEEK interbody devices. We estimate that the synthetic interbody fusion device market approached $200 million in revenues during 2005, and represents a revenue growth opportunity as we have not previously competed in this market.
     The various national markets in Europe for bone grafts are currently dominated by the use of autograft and synthetic bone graft substitutes. Autograft remains the bone graft of choice due to surgeons’ attitudes and concerns about allograft bone graft safety and performance. There is also a significant number of surgeons in Europe who have not yet become aware of the safety and performance advantages of processed allografts and who continue to use unprocessed autografts. Our OsteoPure™ Process, Grafton® DBM, Graftech® Bio-Implants and traditional allograft bone tissue forms are designed to address these needs. However, other firms have developed or are developing allograft bone tissue grafts and allograft bone tissue-based products to also address these needs. Several U.S. tissue bank organizations have formed strategic alliances with orthopaedic companies to market allograft bone tissue grafts in European markets.
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

     At February 15, 2006, we held an aggregate of 112 United States patents and patent applications and 186 foreign patents and patent applications. We believe that our Grafton® DBM patents are significant in maintaining our competitive position. These patents expire on various dates ranging from 2008 to 2020. Our other patents expire at various dates ranging from 2008 to 2023.
     We cannot assure you that any of our pending patent applications will result in issued patents or that any currently issued patents, or patents which may be issued, will provide us with sufficient protection in the case of an infringement of our technology or that others will not independently develop technology comparable or superior to ours.
Product Liability and Insurance
     The testing and use of allograft bone tissue and the implantation of such bone tissue or other products developed by us entail inherent risks of medical complications for patients, and therefore may result in product liability claims against us. Further, pursuant to our agreements with our bone tissue processing clients we are required to indemnify our clients for liabilities arising out of defects in allograft bone tissue caused as a result of processing performed by us.
     We presently maintain product liability insurance in the amount of $30 million per occurrence and per year in the aggregate. We cannot assure you that we will be able to maintain such insurance in the future or that such insurance will be sufficient to cover the amount of claims asserted against us on all types of liabilities. We currently have one product liability claim asserted against us. See Item 3. “Legal Proceedings” and Note 16 of “Notes to Consolidated Financial Statements.”
Employees
     At December 31, 2005, we had 364 employees, of whom 214 were engaged in allograft bone tissue processing and distribution; 27 were engaged in research and development; 36 were engaged in education, sales and marketing; and 87 were engaged in regulatory, finance and administration. Our employees are not covered by any collective bargaining agreement. We consider relations with our employees to be good.
Item 1A. Risk Factors
     We are dependent upon one client who accounts for approximately 27% of our revenues.
     We are a processor of allograft bone tissue for national and international not-for-profit organizations. During 2005, MTF accounted for approximately 27% of our consolidated revenues. We entered into a non-exclusive processing agreement with MTF in June, 2002, which expires on December 31, 2008, and we entered into a second processing agreement with MTF, which expires on December 31, 2006 unless extended in accordance with the agreement. The loss of MTF as a client or a substantial reduction in the amount of allograft bone tissue which we process for MTF would have a material adverse effect on our business, financial condition and results of operations.

     Our dependence upon a limited supply of human donors may curtail business expansion.
     Our allograft bone tissue processing business primarily depends upon the availability of bone and related connective tissue from human donors recovered by our clients, TRO’s and tissue banks that recover donated human cadaveric tissue for us or internationally from our own efforts. We rely on the efforts of not-for-profit donor procurement agencies, including our current clients, to educate the public and foster an increased willingness to donate bone tissue. These organizations may not be able to find a sufficient number of persons willing to donate, or may not be willing to provide, sufficient amounts of tissue to meet present or future demand for either allograft bone tissue we distribute or any allograft bone tissue-based osteogenic materials we are developing. Although we have taken steps to address this tissue supply problem, we cannot assure you that these efforts will be successful in the future or that we will otherwise be able to secure a sufficient supply of tissue. Our inability to secure enough donor tissue to meet our demands could have a material adverse effect on our business, financial condition and results of operations.
     We may need to secure additional financing to fund our long-term strategic plan.
     We expect to continue to make investments in our business to support our distribution efforts and future programs and initiatives, which may deplete our available cash balances. We believe that our available cash, cash equivalents, available lines of credit and anticipated future cash flow from operations will be sufficient to meet our forecasted cash needs in 2006. Our future liquidity and capital requirements will depend upon numerous factors, including:
•	the progress of our product development programs and the need for and associated costs relating to regulatory approvals, if any, which may be needed to commercialize some of our products under development, or those commercialized products whose regulatory status may change; and

•	the resources we devote to the development, manufacture and marketing of our services and products.
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
     Commencing in 2001, we began to distribute tissue forms directly to surgeons and hospitals. We expect to continue to expand our direct distribution efforts to surgeons and hospitals in future periods, with ultimately 100% of our revenues being derived by these efforts. This change in distribution methodology has impacted and may negatively impact our future cash flow. As a greater percentage of our revenues are generated from direct shipments to hospitals and other healthcare providers, which typically pay invoices more slowly than our historical customer base, our accounts receivable balances may increase, therefore negatively impacting our cash flow. In addition, as our direct distribution efforts increase we may be required to expand the size of our tissue inventories, which would negatively impact our cash flow.
     We face strong competitive threats from firms with greater financial resources and lower costs.
     The allograft bone tissue we process competes in the bone graft substitute market with autograft bone tissue, synthetic bone void fillers, growth factors and allograft bone tissue processed by others. Autograft bone tissue has traditionally been the primary choice for surgeons and we believe autograft bone tissue is still used extensively in the United States. In the international marketplace, autograft bone tissue along with bone graft substitutes, such as bovine bone tissue and synthetics, currently comprise most of the bone grafting market. Many of our competitors have greater financial resources than we do. For numerous circumstances and procedures for which autograft bone tissue transplantation is either not feasible or not desirable, there are a number of competing alternatives available, including allograft bone tissue processed by others and bone graft substitutes.
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
     In the United States, the procurement and transplantation of allograft bone tissue is subject to federal law pursuant to NOTA, a criminal statute which prohibits the purchase and sale of human organs used in human transplantation, including bone and related tissue, for “valuable consideration.” NOTA permits reasonable payments associated with the removal, transportation, processing, preservation, quality control, implantation and storage of human bone tissue. We provide services in all of these areas, with the exception of removal and implantation, and receive payments for all such services. We make payments to certain of our clients, TRO’s and tissue banks for their services related to recovering allograft bone tissue on our behalf. If NOTA is interpreted or enforced in a manner which prevents us from receiving payment for services we render or which prevents us from paying TRO’s or certain of our clients for the services they render for us, our business could be materially, adversely affected.

     We are engaged through our direct sales and marketing employees and our independent sales representatives in ongoing efforts designed to educate the medical community as to the benefits of processed allograft bone tissue and in particular our allograft bone tissue forms, and we intend to continue our educational activities. Although we believe that NOTA permits payments in connection with these educational efforts as reasonable payments associated with the processing, transportation and implantation of our allograft bone tissue forms, payments in connection with such education efforts are not exempt from NOTA’s restrictions and our inability to make such payments in connection with our education efforts may prevent us from paying our sales representatives for their education efforts and could adversely affect our business and prospects. No federal agency or court has determined whether NOTA is, or will be, applicable to every allograft bone tissue-based material, which our processing technologies may generate. Assuming that NOTA applies to our processing of allograft bone tissue, we believe that we comply with NOTA, but there can be no assurance that more restrictive interpretations of, or amendments to, NOTA will not be adopted in the future which would call into question one or more aspects of our method of operations.
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
     FDA regulations generally do not require that human tissue-based products be cleared or approved before they are marketed. We are, however, required to register and list these products with the FDA and to comply with regulations concerning tissue donor screening and testing, and related procedures and record keeping. The FDA periodically inspects tissue processors to determine compliance with these requirements. Effective in May 2005, the FDA’s “Current Good Tissue Practice” regulations went into effect, which impose requirements on the manufacture of human tissue-based products, including tissue recovery, donor screening, donors testing, processing, storage, labeling, packaging and distribution. We believe we comply with all aspects of the Current Good Tissue Practice regulations, although there can be no assurance that we will comply or will comply in the future.

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
     We consider our allograft bone tissue processing technology and procedures proprietary and rely primarily on patents to protect our technology and innovations. Consultants employed by third parties and persons working in conjunction with medical institutions unaffiliated with us have conducted significant research and development for our products. Accordingly, disputes may arise concerning the proprietary rights to information applied to our projects, which have been independently developed, by such consultants or medical institutions. In addition, although we have attempted to protect our technology with patents, our existing patents may prove invalid or unenforceable as to products or services marketed by our competitors. Our pending patent applications may not result in issued patents. Moreover, our existing or future products and technologies could be found to infringe the patents of others.
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

Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Properties
     Our principal executive offices are located in a 38,400 square foot building in Eatontown, New Jersey, which is occupied pursuant to a lease which expires in December, 2008 and provides for a base annual rental of approximately $611,000 in 2006 with automatic 3% increases in each year thereafter. The lease is renewable at our option for one additional five-year term at a rental rate to be negotiated at the time of renewal. This facility is occupied by our corporate, financial, administrative, marketing, research and development, regulatory and clinical affairs staff.
     We constructed and validated a 73,000 square foot processing facility on land we owned adjacent to our principal executive offices. The facility is utilized primarily to process allograft bone tissue for world-wide distribution. In August, 2005, we completed the sale and leaseback of this processing facility to an unrelated third party for $16,500,000. We retained ownership of all property and equipment, including leasehold improvements, directly related to the operations of our business. A portion of the proceeds from the sale of the facility was utilized to repay all outstanding bank debt of $10,963,000. The remaining proceeds of $5,323,000, net of transaction costs, will be utilized for general corporate purposes. The lease agreement is for an initial term of twenty years with two five-year renewal options at our election. Lease payments are $2,326,000 per year for the first seven years, $1,460,000 per year for years eight through twelve, an annual rental rate to be determined at the time with a minimum rate of $1,460,000 and a maximum rate of $1,533,000 for years thirteen through seventeen, and thereafter at an annual rental rate to be determined at the time with a minimum rate equal to the actual rental rate in year seventeen and a maximum rate of $1,610,000 for years eighteen through twenty. The lease has been treated as a capital lease, with the resulting gain from the sale of approximately $3,660,000 deferred and amortized over the life of the lease.
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
     OST, our subsidiary in France, occupies a 12,400 square foot facility in Clermont-Ferrand, France. The lease for this facility expires in June, 2008 and has an annual rent of 100,000 Euros (approximately $118,000 at the December 31, 2005 exchange rate). The lease automatically renews for one additional three-year period unless the lease is cancelled by either party, in writing, six months prior to the expiration of the current term. We have the option to acquire the building and related land for the fair market value of the property at the time of purchase as determined by an independent appraisal. OST also occupies a 3,100 square foot facility in Clermont-Ferrand, France, which it utilizes for the activities of its tissue bank, OsteoCentre Europe, at an annual rental of 11,000 Euros (approximately $13,000 at the December 31, 2005 exchange rate). The lease on this facility expires in February, 2007. The lease automatically renews for one additional three-year period unless the lease is cancelled by either party, in writing, six months prior to the expiration of the current term. OST’s Bulgarian subsidiary, Medical Technical Laboratory OsteoCentre Bulgaria EAD, leases a 5,200 square foot facility in Sofia, Bulgaria utilized for its tissue banking activities. The annual rental on this facility is 35,000 Euros (approximately $41,000 at the December 31, 2005 exchange rate) and the lease expires in July, 2007. The lease automatically renews for one additional five-year period unless the lease is cancelled by either party, in writing, six months prior to the expiration of the current term.
Item 3. Legal Proceedings
     William D. Burge v. Springhill Hospitals, Inc., et al.
     In January, 2005, we were served with a complaint in an action brought by plaintiff William D. Burge in the Circuit Court for Mobile County, Alabama against several defendants, including us. The complaint alleges that plaintiff suffered an infection from defective bone putty and/or donor bone graft used during a cervical procedure performed on plaintiff. Plaintiff alleges personal injuries and damages in an unspecified amount. We served an answer to the complaint on February 14, 2005. Discovery in this action is in process.
     We maintain a product liability insurance policy and have notified the insurance company of this action. The insurance company has agreed to defend us in this matter. We believe that the claims made against us in this action are without merit and will continue to vigorously defend against such claims.
     Tissue Transplant Technology, Ltd. d/b/a Bone Bank Allografts v. Osteotech, Inc.
     In December, 2004, we were served with a suit filed by Tissue Transplant Technology, Ltd. d/b/a Bone Bank Allografts (“BBA”). In February, 2006, we settled this action with BBA. There was no impact on our financial condition or results of operations from this settlement.
     Burel v. Osteotech, Inc. and Richard W. Bauer, Chief Executive Officer of Osteotech, Inc.
     Marc Burel, a former executive officer, named us in an action pending in New Jersey Superior Court. Among other things, Mr. Burel asserts several claims against us, including Mr. Bauer in his capacity as Chief Executive Officer, for breach of contract and fraud, in connection with certain monies allegedly owed to Mr. Burel pursuant to his employment agreement. Mr. Burel seeks an unspecified amount of compensatory and punitive damages. The parties have agreed to attempt to mediate this action. Discovery is pending. We believe that the claims made against us in this action are without merit and, if necessary, will vigorously defend ourselves against such claims.
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

Item 4. Submissions of Matters to a Vote of Security Holders
     None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our Common Stock is listed on the Nasdaq National Market® under the trading symbol “OSTE”.
     The following table sets forth the high and low sale prices for the Common Stock for each of the fiscal quarters during the years ended December 31, 2005 and 2004 based on transaction data as reported by the Nasdaq National Market®.

Year Ended December 31, 2005	High	Low

First Quarter	$5.52	$3.51
Second Quarter	$3.99	$2.45
Third Quarter	$6.25	$3.63
Fourth Quarter	$6.00	$2.76

Year Ended December 31, 2004	High	Low

First Quarter	$9.81	$5.82
Second Quarter	$7.61	$5.67
Third Quarter	$6.52	$3.52
Fourth Quarter	$5.83	$3.58
     As of March 17, 2006, there were 310 holders of record of Osteotech Common Stock. We believe that there are approximately 4,300 beneficial owners of our Common Stock.
     We have never paid a cash dividend and do not anticipate the payment of cash dividends in the foreseeable future. We expect to retain future earnings to finance our growth. The declaration of dividends in the future will remain within the discretion of our Board of Directors, which will review our dividend policy from time to time.
     We do not have programs to repurchase shares of our common stock nor have we repurchased any shares of our common stock for any other purpose in 2005. In addition, we did not issue any shares of our common stock in 2005, except under our employee stock purchase plan and our stock option plans, all of which have been previously approved by our shareholders.
     We have three stock option plans all of which have been approved by our shareholders. Two of the plans, the 1991 Stock Option Plan and the 1991 Independent Directors Stock Option Plan, do not have any shares available to grant new options and all shares underlying outstanding options that expire or are forfeited prior to exercise are not available for future option grants under these plans. See Note 17 of “Notes to Consolidated Financial Statements.” The following table sets forth certain information relative to our stock option plans as of December 31, 2005:

Number of securities
remaining available
for future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in column
Plan Category	warrants and rights	warrants and rights	(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,937,062	$8.03	263,625
Equity compensation plans not approved by security holders (1)
Total	2,937,062	$8.03	263,625

(1)	We do not have any equity compensation plans which have not been approved by our security holders.
     In December, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R), which requires us to record compensation expense for share-based payments measured at fair value.
     In anticipation of the issuance of this new accounting standard and to provide additional incentive to our employees, the Board of Directors approved the following actions:
•	In December, 2004 approved the accelerated vesting of all unvested stock options with an exercise price greater than $5.35, the closing price of our common stock on December 16, 2004. Stock options representing 615,352 shares of common stock were vested immediately.

•	In June, 2005 approved the accelerated vesting of all unvested stock options with an exercise price greater than $3.33, the closing price of our common stock on June 9, 2005. Stock options representing 435,850 shares of common stock were vested immediately.

•	In December, 2005 approved immediate vesting of the Company’s annual stock option grant issuances. Stock options representing 222,900 shares of common stock were issued and vested immediately on December 15, 2005.
     In addition, in 2005 the Board of Directors approved amendments to the stock option grants of three former executive officers in contemplation of their retirement or resignation, as follows:
•	In June, 2005, the Board of Directors approved amending all of the option agreements issued to Richard W. Bauer, Osteotech’s former Chief Executive Officer, to provide that all of his options shall remain exercisable through the original expiration date of such option agreements, notwithstanding any provisions in such option agreements which would have limited the exercise period of such options following the termination of Mr. Bauer’s employment with Osteotech.

•	In August, 2005, the Board of Directors approved amending all of the option agreements issued to Michael J. Jeffries, Osteotech’s former Executive Vice President and Chief Financial Officer, to provide that all of his options shall remain exercisable through the original expiration date of such option agreements, notwithstanding any provisions in such option agreements which would have limited the exercise period of such options following the termination of Mr. Jeffries’ employment with Osteotech.

•	In December, 2005, in connection with a Separation Agreement between Osteotech and James L. Russell, Ph.D., Osteotech’s former Executive Vice President and Chief Scientific Officer, the Board of Directors approved amending all of the option agreements issued to Mr. Russell to provide that all of his options shall remain exercisable through the earlier of the original expiration date of such option agreement or two years from the date of Mr. Russell’s departure from Osteotech, November 30, 2005.

Item 6. Selected Financial Data
     Set forth below is selected financial data for the five years ended December 31, 2005. The following data should be read in conjunction with our consolidated financial statements and related notes thereto contained elsewhere herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Financial Data
(dollars in thousands except per
share data)
For the Year ended December 31,	2005	2004	2003	2002	2001
Consolidated Results of Operations
Net revenues	$93,307	$88,577	$94,433	$83,374	$75,715
Gross profit	31,862	36,075	52,362	37,103	42,735
Operating expenses	51,930	42,705	41,730	42,183	48,628
Income (charge) from litigation settlements			7,500	(1,785)
Operating income (loss)	(20,068)	(6,630)	18,132	(6,865)	(5,893)
Other income (expense), net	(1,564)	500	(386)	29	129
Income (loss) from continuing operations before income taxes	(21,632)	(6,130)	17,746	(6,836)	(5,764)
Income (loss) from continuing operations	(21,117)	(5,283)	10,867	(1,248)	(3,817)
Income (loss) from continuing operations per share
Basic	(1.23)	(.31)	.64	(.08)	(.28)
Diluted	(1.23)	(.31)	.62	(.08)	(.28)
Dividends per share	0	0	0	0	0
Year End Financial Position
Working capital	$44,909	$56,839	$56,384	$42,447	$24,778
Total assets	111,022	116,404	127,213	114,732	107,017
Long-term obligations, net of current portion	15,603	10,076	13,262	15,922	18,683
Stockholders’ equity	70,755	91,395	96,220	84,023	68,125
     In 2005, 2004 and 2003, we recorded certain gains and charges that are detailed in Note 4 of the “Notes to Consolidated Financial Statements.” In July, 2002, we completed the sale of the business and substantially all of the assets, including the assumption of certain liabilities, of our operations located in Leiden, The Netherlands. The consolidated statements of operations for 2002 and 2001 reflect this divestiture as a discontinued operation. In 2002, the Company recorded charges to cost of services and products in the amount of $6,588,000 related to provisions for metal spinal implant and tissue inventories and instrumentation due to excess, obsolescence and rework and for the estimated cost related to the penalty associated with an expected shortfall under a purchase commitment, and to charges from litigation settlements in the amount of $1,785,000 representing the present value of the settlement of certain patent litigation. In addition, the Company recorded a gain in other income related to the sale of certain intellectual property of $950,000 and recognized an income tax benefit of $2,557,000 related to releasing tax liabilities, which were no longer required. In 2001, we recorded charges of $2,942,000 related to cost of services/products and $1,890,000 to marketing, selling, general and administration expenses, principally related to equipment no longer utilized in the processing of allograft bone tissue, reserves for excess inventory and instrumentation associated with metal spinal implant systems and severance costs associated with the departure of an executive officer.

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
Management Overview
     We generate the majority of our revenues from fees charged for the processing and distribution of our proprietary allograft tissue products, Grafton® DBM and Graftech® Bio-implants, directly to hospitals and surgeons, domestically through our direct and agency sales force and internationally through stocking distributors. Through these two distribution methods, we also distribute traditional allograft bone tissue grafts, including soft tissue grafts. We also generate revenues by processing donated allograft bone tissue for clients, primarily the Musculoskeletal Transplant Foundation (“MTF”), into traditional allograft bone tissue grafts or Grafton® DBM, which we return to our clients and they distribute to hospitals and surgeons. Additionally, we generate revenues by processing two private label DBM products for two different customers.
     When we process allograft bone tissue for clients or process the two private label DBM products, we generate revenues by charging our customers a fee for our services. For the initial processing of the allograft bone tissue, which includes the production of traditional and soft tissue grafts, we generally charge a flat service fee. When we process Grafton® DBM for our clients or process a private label DBM for certain customers, we charge a service fee equal to a specified contractual percentage of the end user list price for each specific product code. When we distribute allograft bone tissue grafts directly to surgeons and hospitals through our domestic direct and agency sales force, we charge a service fee to the hospital based upon our published end user list price, or in certain instances, based upon a negotiated discount to our end user list price. Internationally, we generally charge a contracted service fee for each allograft tissue graft provided to our stocking distributors.
     As we have transitioned our general product distribution model from client processing to direct sales, we have been able to garner more of the actual end user sale price for each unit distributed by us. The cost of each unit we distribute has also increased, since our unit cost now includes the costs associated with donor recovery and donor eligibility determinations, which previously was borne solely by our clients. As such, our direct distribution efforts have a favorable impact on our revenues, but an unfavorable impact on our costs and gross profit margins, although theoretically we generate the same dollar margin on each unit sale. However, as the allograft bone tissue market has become more competitive, price discounting has increased, which is also negatively impacting the margin we generate on each unit sale.
     We have taken steps in 2005 to favorably influence our future gross profit margins by accelerating the development of new products, which will allow us to better utilize the allograft bone tissue we process; re-aligning our work-in-process and finished goods tissue inventories to allow us to increase our inventory velocity; and reducing processing costs and increasing processing efficiencies. We expect these efforts will continue through the first half of 2006, while we anticipate we will not realize the full benefits from these efforts until the first half of 2007.
     In 2005, we completed the sale of the building housing our principal processing operation to an unrelated party for $16.5 million in cash. We utilized the proceeds from this transaction to repay all of the then outstanding indebtedness under our Credit Facility of $11.0 million and then terminated our line of credit and our Credit Facility. The remaining proceeds from this transaction were utilized to pay expenses related to this transaction of $.2 million and provide additional cash reserves of $5.3 million. We utilized $5.2 million of cash in 2005 to fund our capital expenditures, normal debt service and our net loss. In 2006, based upon our current operating plan, we anticipate utilizing a portion of our current cash reserves to fund capital expenditures, normal debt service, severance and retirement payments to former executives and employees and other components of working capital.
Critical Accounting Policies and Estimates
     Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and may adjust them based upon the latest information available to us. These estimates generally include those related to product returns, bad debts, inventories including purchase commitments, deferred processing costs including reserves for rework, excess and obsolescence, long-lived assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
•	We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Changes in estimates of collection risk related to accounts receivable can result in decreases or increases in current period results of operations.

•	We record reductions to revenue for estimated returns based upon historical experience. If future returns are less than our historical experience, reduction in estimated reserves would increase revenue. Alternatively, should returns exceed historical experience, additional allowances would be required, which would reduce revenue.

•	We write down inventory and deferred processing costs for estimated excess, obsolescence or unmarketable products and allograft bone tissue forms equal to the difference between cost and the estimated market value based upon assumptions about future demand and market conditions. Excess and obsolescence could occur from numerous factors, including, but not limited to, the competitive nature of the market, technological change, expiration and changes in surgeon preference. If actual market conditions are less favorable than those projected by management, additional write-downs may be required, including provisions to reduce inventory and deferred processing costs to net realizable value. In each period, we also assess our production activity in relationship to historical experience and normal capacity and evaluate the need to reflect processing costs as either period costs or as a component of deferred processing costs. In periods where our actual processing activities are less than historical experience/normal capacity, we charge an appropriate portion of our processing costs directly to cost of services in the consolidated statements of operations. In addition, we provide reserves, if any, for the difference between our contractual purchase commitments and our projected purchasing patterns based upon the maintenance of adequate inventory levels and forecasted revenues. If actual revenue is less favorable than those forecasted by management, additional reserves may be required; alternatively, if revenue is stronger than forecasted by management, such reserves would be reduced.
•	We record an asset retirement obligation when a cost to retire an asset is incurred or when we determine a cost will be incurred in the future to retire an asset. The asset retirement obligation is accrued at its estimated fair value with a corresponding increase in the carrying amount of the related long-lived asset, if appropriate. We determine the amount of the asset retirement obligation based upon a number of assumptions requiring professional judgment and make adjustments to the asset retirement obligation recorded based on the passage or time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows related to the retirement of the asset.

•	We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

•	We accrue current and future tax liabilities based upon levels of taxable income, tax planning strategies and assessments of the timing of taxability of tax attributes. While we have considered current tax laws in establishing our tax liabilities, in the event we were to settle our tax liabilities for less than amounts accrued we would increase income in the period such determination was made. Should we determine it would cost us more to settle our tax liabilities, an adjustment would be charged to income thus reducing income in that period.

•	Litigation is subject to many uncertainties and we are unable to predict the outcome of the pending litigation. When we are reasonably able to determine the probable minimum or ultimate liability, if any, which may result from any of the pending litigation, we will record a provision for our best estimate of such liability, and if appropriate, will record a benefit for the amounts covered by insurance. If the outcome or resolution of the pending litigation is for amounts greater than we have accrued, an adjustment will be charged to income in the period the determination is made. Alternatively, should the outcome or resolution be for less than we have accrued, we would increase income in the period the determination is made.

Results of Operations
The following table set forth our consolidated results of operations for 2005, 2004 and 2003:

				Percent Change
	Year Ended December 31,			2005	2004
				vs.	vs.
(in thousands)	2005	2004	2003	2004	2003

Revenues	$93,307	$88,577	$94,433	5%	-6%

Cost of services and products	61,445	52,502	42,071	17%	25%

Gross profit	31,862	36,075	52,362	-12%	-31%

Operating expenses	51,930	42,705	41,730	22%	2%

Income from litigation settlement			7,500	—	-100%

Operating income (loss)	(20,068)	(6,630)	18,132	-203%	-137%

Other income (expense)	(1,564)	500	(386)	-413%	230%

Income (loss) before income taxes	(21,632)	(6,130)	17,746	-253%	-135%

Income tax provision (benefit)	(515)	(847)	6,879	39%	-112%

Net income (loss)	$(21,117)	$(5,283)	$10,867	-300%	-149%

Earnings (loss) per share:
Basic	$(1.23)	$(.31)	$.64
Diluted	$(1.23)	$(.31)	$.62

Net Income (Loss)
     We incurred a net loss in 2005 of $21.1 million, or $1.23 diluted loss per share, primarily due to costs incurred to implement our strategic initiatives to re-align our work-in-process and finished goods tissue inventories, which negatively impacted our gross margins, increased operating expenses, foreign currency translation losses on intercompany debt and an income tax benefit on our operating loss at an effective tax rate substantially lower than the statutory rate.
     In 2004, the net loss of $5.3 million, or $.31 diluted loss per share, resulted primarily from the impairment of certain assets related to our former processing environment located in Shrewsbury, a severance charge for the reorganization of our sales and marketing organizations, provisions for the exit from our metal spinal implant product lines and a disproportional effective tax rate.
     Net income in 2003 of $10.9 million, or $.62 diluted earnings per share, which included a pre-tax gain of $7.5 million related to the settlement of certain patent litigation, resulted primarily from favorable gross profit margins.
Net Revenues
     Net revenues increased 5% in 2005 to $93.3 million as compared to 2004 net revenues of $88.6 million. The increase in 2005 net revenues resulted principally from increased average unit selling prices related to the distribution of Grafton® DBM domestically because of an increase in unit sales volume sold directly by our agency sales force and a decline in unit sales volume by our clients, and increased unit volumes in the international distribution of Grafton® DBM. Net revenues declined 6% in 2004 to $88.6 million from net revenues of $94.4 million in 2003. The decline in 2004 net revenues was primarily due to the loss of revenues associated with metal spinal implant product lines of $3.2 million as a result of our exit from this portion of our business effective June 30, 2004 and the decline in domestic unit sales volumes in our two primary business segments, partially offset by increased unit volume from our international operations and the favorable impact of exchange rates between the U.S. dollar and the Euro of approximately $1.1 million.

     The following table details the components of our net revenues for the years presented:

				Percent Change
				2005	2004
	Year Ended December 31,			vs.	vs.
(in thousands)	2005	2004	2003	2004	2003

DBM Segment
Domestic:
Grafton® DBM	$40,669	$35,282	$39,071	15%	-10%
Private Label	3,920	4,059	2,267	-3%	79%

	44,589	39,341	41,338	13%	-5%

International:
Grafton® DBM	7,477	6,449	4,956	16%	30%

Total DBM Segment	52,066	45,790	46,294	14%	-1%

Base Tissue Segment
Domestic:
Traditional Tissue:
Processing	11,057	12,972	15,894	-15%	-18%
Direct Distribution	6,645	2,851	777	133%	267%
Graftech® Bio-implants	16,949	19,820	22,611	-14%	-12%

	34,651	35,643	39,282	-3%	-9%

International:
Traditional Tissue:
Processing	419	401	380	4%	6%
Direct Distribution	4,765	3,286	1,803	45%	82%

	5,184	3,687	2,183	41%	69%

Total Base Tissue Segment	39,835	39,330	41,465	1%	-5%

Other Product Lines	1,406	3,457	6,674	-59%	-48%

Net Revenues	$93,307	$88,577	$94,433	5%	-6%

     2005 Compared to 2004
     DBM Segment revenues, which consists primarily of domestic and international Grafton® DBM revenues and revenues from the processing of two private label DBMs, increased 14% in 2005 as compared to 2004. Domestic Grafton® DBM revenues increased 15% compared to 2004 substantially as a result of recognition of higher per unit selling prices from the continued implementation of the strategic initiative to distribute our proprietary products directly to end users, for which we recognize a greater portion of the end user selling price. In 2005, domestic unit sales volume of Grafton® DBM was relatively flat with unit sales volumes in 2004. Revenues from the shipment of private label DBM tissue forms declined 3% in 2005, primarily due to a reduction in orders from one of our partners as they adjusted their inventory levels. International Grafton® DBM revenues increased 16% in 2005 primarily due to increased unit sales volume over 2004 resulting from increased penetration in existing markets and the continued expansion into additional markets.
     Base Tissue Segment revenues in 2005 were relatively flat with Base Tissue Segment revenues in 2004. Service fees generated by processing allograft bone tissue for clients declined 15% in 2005 as compared to 2004, primarily due to processing 916 fewer donors for clients in 2005, partially offset by a 22% increase in the average processing fee per donor in 2005. We expect processing fee revenues to continue to decline over the next several years as our processing agreements with our clients expire and are not replaced. Revenues generated from the distribution of Graftech® Bio-implants declined 14% primarily due to continued lower demand and increased competition from polymer based spinal implants. We anticipate revenues from our Graftech® Bio-implant product line will continue to decline over the next several years due to increased competition from non-allograft bone spinal implants. Beginning in 2006, we will begin distribution of our own polymer based spinal implant product line, GraftCage™ Spacer, which combined with our Xpanse™ Bone Inserts provides an alternative for surgeons who prefer a polymer based implant. Revenues from the world-wide distribution of traditional tissue increased 86% in 2005 compared to 2004, mainly from increased unit sales volume as we continue to expand our world-wide presence in this market.
     Revenues from other product lines in 2005 mainly relate to the processing and distribution of bovine tissue graft in Europe and the Middle East. In 2004, revenues from other product lines included revenues from bovine tissue grafts and revenues from the distribution of metal spinal implants prior to our exit from that product line in June, 2004.
     2004 Compared to 2003
     DBM Segment revenues declined slightly in 2004 as compared to 2003. The decline in DBM Segment revenues is primarily due to a 10% decline in domestic Grafton® DBM revenues, partially offset by a 30% increase in international Grafton® DBM revenues and a 79% increase in private label DBM revenues. Domestic Grafton® DBM revenues declined primarily due to a decline in unit volume due to continued strong competition, partially offset by incremental revenues due to our capturing more of the end user sale price as a result of our direct distribution efforts. International Grafton® DBM revenues increased in 2004 over 2003 primarily due to increased unit volume and the impact of favorable exchange rates between the U.S. dollar and the Euro. Private label DBM revenue increased primarily due to initial shipments in the second half of 2004 under our second private label arrangement.
     In 2004, Base Tissue Segment revenues declined 5% compared to 2003. The decline in Base Tissue Segment revenues in 2004 is primarily attributable to an 18% decline in base tissue processing fees resulting from processing 403 fewer donors for our clients and a 12% decline in domestic Graftech® Bio-implant revenues due to a decline in unit volume and increased pricing pressures. These declines were partially offset by a 138% increase in 2004 revenues from the world-wide direct distribution of traditional allograft bone tissue forms.
     Revenues from other product lines declined 48% in 2004 as compared to 2003 mainly related to our decision to cease marketing and distributing metal spinal implant products effective June 30, 2004. Revenues generated from metal spinal implants were $1.7 million and $4.9 million in 2004 and 2003, respectively.

     Major Customers
     In 2005, we had one customer, MTF, which accounted for $25.0 million, or 27%, of net revenues. In 2004 and 2003, MTF accounted for $18.3 million and $23.4 million, or 21% and 25%, respectively, of net revenues. In 2004 and 2003, ARC accounted for $18.4 million and $23.0 million, or 21% and 24%, respectively, or net revenues. In January, 2005, MTF acquired the assets of the allograft tissue banking operation of ARC.
Gross Margin

	Year Ended December 31,
(in thousands)	2005	2004	2003

Gross Profit	$31,862	$36,075	$52,362
Gross Margin	34.1%	40.7%	55.4%
     Gross margin declined in 2005 as compared to 2004 primarily due to our strategic initiative to reduce work-in-process and finished goods tissue inventories and increase overall tissue inventory velocity, which resulted in our decision in May, 2005 to reduce unit production levels below unit sales levels for the balance of 2005 to allow us to consume existing tissue inventories and directly reduce overall tissue inventory levels. As a result of this decision, our production activities fell below the range of normal capacity, as defined in SFAS No. 151, “Inventory Costs – an amendment to Accounting Research Bulletin No. 43”, resulting in charges of $2.5 million. In addition, we also recognized charges of $4.8 million related to reserves and write-offs for excess, obsolete and expiring tissue inventories, primarily in the Graftech® Bio-implant product line, as a result of our standard inventory policies and procedures and to address our tissue inventory strategic initiatives. The decline in gross margin also resulted from the continued shift in revenue mix, primarily related to the growth of international revenues, which represent 14% of net revenues in 2005 as compared to 12% in 2004. International revenues have a lower gross margin than domestic revenues due to utilization of a stocking distributor business model.
     The decline in gross margin in 2004 compared to 2003 was primarily attributable to the charge associated with the impairment of certain assets that as of December, 2004 will no longer be utilized to process allograft bone tissue related to our former processing environment located at our facility in Shrewsbury of $5.9 million, the decline in unit production volume resulting from the decline in revenues, which has negatively impacted our ability to absorb fixed costs, and the charges, net of gains, associated with our exit from the metal spinal implant business.
Operating Expenses

				Percent Change
				2005	2004
	Year Ended December 31,			vs.	vs.
(in thousands)	2005	2004	2003	2004	2003

Marketing, selling and general and administrative	$46,909	$38,127	$37,786	23%	1%
Research & development	5,021	4,578	3,944	10%	16%

Total	$51,930	$42,705	$41,730	22%	2%

     Marketing, selling, general and administrative expenses increased in 2005 as compared to 2004, principally due to: the costs associated with strengthening and diversifying our domestic tissue sources of $3.2 million; severance and retirement costs of $2.0 million associated with the retirement of our former Chief Executive Officer and Chief Financial Officer, the resignation of our former Chief Science Officer and certain other employees terminated in the fourth quarter of 2005; increased professional fees, including the costs of $1.9 million associated with MTF’s unsolicited proposal to acquire Osteotech; and increased commissions associated with the increase in revenues.
     Marketing, selling, general and administrative expenses increased slightly in 2004 compared to 2003, primarily due to the severance costs associated with the reorganization of our sales and marketing departments in the first quarter of 2004, the costs associated with our “think tank” marketing and sales program, and the out-of-pocket costs of $1.0 million incurred to comply with Section 404 of the Sarbanes-Oxley Act of 2002, partially offset by lower domestic commission expenses due to the decline in domestic revenues.
     Research and development expenses increased 10% in 2005 compared to 2004 due to the timing of completion of research and development programs, our efforts related to the development of new product lines or line extension for existing product lines, including Grafton® DBM Orthoblend, which was launched in April, 2005, and the Xpanse™ Bone Insert, which was introduced in September, 2005.
     Research and development expenses increased 16% in 2004 as compared to 2003. The increase in 2004 was primarily attributable to our efforts to develop extensions of existing product lines, continued development of new product lines, including our Plexus Technology, and the development of new processing methodologies and technologies, including a terminal sterilization process for the allograft bone tissue we process.
     We anticipate that we will be able to control our marketing, selling, general and administrative expenses in 2006 and, as such, believe that such expenses will decline slightly in 2006 from 2005 levels. We expect that research and development expenditures will continue to increase in 2006 and beyond due to new projects and programs and increased activity on existing projects and programs, including the continued development of Enhance Grafton® DBM and our Plexus Technology.
Income From Litigation Settlement
In 2003, we settled all claims arising out of a patent lawsuit and the other party agreed to pay us an aggregate of $7.5 million. In October, 2003, we received the initial payment of $2.5 million in cash, an interest bearing $5.0 million promissory note and a $5.0 million letter of credit collateralizing the promissory note. In connection with this settlement, we recognized pre-tax income of $7.5 million in 2003.

Operating Income (Loss)

					Percent Change
					2005	2004
	Year Ended December 31,				vs.	vs.
(in thousands)	2005	2004		2003	2004	2003

DBM Segment	$(344)		$4,383	$20,646	-108%	-79%
Base Tissue Segment	(20,055)		(9,282)	2,703	-116%	-443%
Other Product Lines	331		(1,731)	(5,217)	119%	67%

Operating Income (loss)	$(20,068)	$	(6,630)	$18,132	-203%	-137%

     We incurred consolidated operating losses in 2005 and 2004. The operating losses in 2005 in the DBM Segment and the Base Tissue Segment was primarily due to lower gross margins as a result of our strategic initiatives for work-in-process and finished goods inventories and increased operating expenses. In addition, the DBM Segment had lower gross margins due to the continued shift in revenue mix from higher gross margin products (domestic client-based Grafton® DBM) to lower gross margin products (international Grafton® DBM, private label DBMs and the domestic direct distribution of Grafton® DBM). The Base Tissue Segment operating loss bears a substantial portion of the charges related to our strategic initiatives related to tissue inventories as the Graftech® Bio-implant product line and inventory was a primary focus of these initiatives.
     We incurred a consolidated operating loss in 2004 compared to consolidated operating income in 2003. The decline in DBM Segment operating income in 2004 is primarily due to a change in revenue mix from higher gross margin products to lower gross margin products; the general decline in unit volume, which resulted in the underabsorption of fixed overheads; increased operating expenses associated with the shift of sales and marketing resources from marketing metal spinal implant products to focus on our tissue businesses; and a portion of the severance costs related to the reorganization of the sales and marketing departments. DBM Segment operating income in 2003 included income of $7.5 million from the settlement of certain patent litigation. We incurred an operating loss in the Base Tissue Segment in 2004 compared to an operating income in the Base Tissue Segment in 2003. The operating loss in 2004 is primarily attributable to the decline in revenues related to base tissue processing activities and domestic distribution of Graftech® Bio-implants; the decline in unit volume; increased operating expenses associated with programs to restore revenue growth, including the shift of sales and marketing resources from marketing metal spinal implant products to focus on our tissue businesses; a portion of the severance costs related to the reorganization of the sales and marketing departments; and the charge associated with the impairment of our former processing environment. Operating losses associated with other revenues is primarily associated with our metal spinal implant business, which we exited in June, 2004 and relates mainly to the provisions to reduce metal spinal implant inventory and instrumentation to net realizable value and legal fees associated with a lawsuit, partially offset by the reversal of a portion of the aforementioned reserve for metal spinal implant inventory due to the sale of the Ovation™ inventory.

Other Income (Expense)
     Other expense of $1.6 million primarily represents interest expense of $1.3 million related to our long-term debt, which was repaid in full in August, 2005, and the capital lease obligation, which arose in the sale and leaseback of our principal processing facility in August, 2005, and foreign currency translation losses related to intercompany debt. Other expense was partially offset by interest income on available cash balance of $.5 million in 2005.
     Other income of $.5 million in 2004 related mainly to the gain on the sale of the intellectual property associated with Ovation™ of $.6 million, foreign currency translation gains on intercompany debt, interest income of $.3 million, partially offset by interest expense on our long-term debt of $.6 million. Other expense of $.4 million in 2003 related primarily to interest expense on our long-term debt of $1.1 million, partially offset by interest income on available cash balance of $.1 million and foreign currency translation gains associated with the impact of exchange rates between the U.S. dollar and the Euro on intercompany debt.
     In fourth quarter 2003, as a result of a decision to utilize excess cash flow, if any, generated by our French subsidiary to repay the remaining outstanding balance of its intercompany debt, in accordance with SFAS No. 52, “Foreign Currency Translation”, we recognized the impact of foreign currency translation gains and losses on the outstanding balance of the intercompany debt in our results of operations. Foreign currency translation losses of $.8 million were recognized in other income (expense) in 2005 and foreign currency translation gains of $.5 million were recognized in other income (expense) for each of 2004 and 2003, related to the impact of exchange rates between the U.S. dollar and the Euro.
     On July 7, 2005, the Board of Directors declared $5.5 million of intercompany loans between the domestic company and OST Developpement S.A., our French subsidiary, to be permanent debt requiring no principal payments on such intercompany loans for the foreseeable future. As a result, and pursuant to SFAS No. 52, from July 7, 2005 forward that portion of the intercompany debt will no longer be subject to the effects of variations in currency exchange rates between the U.S. dollar and the Euro. The remaining outstanding balance under intercompany loans between the domestic company and OST Developpement will continue to be subject to variations in currency exchange rates between the U.S. dollar and the Euro.
     Future translation gains and losses may have a material impact on our results of operations in the event of significant changes in the exchange rate between the U.S. dollar and the Euro, although the impact of such gains and losses should not have any impact on consolidated cash flows.
Income Tax Provision
     In 2005, we provided a benefit for income taxes primarily for our ability to carryback our current year losses to prior tax years and obtain refunds and a non-cash charge to establish a valuation allowance for all domestic and foreign deferred tax assets. The valuation allowance was established in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. The assessment under SFAS

No. 109 is required to be performed on a jurisdiction-by-jurisdiction basis. Aggregate cumulative losses generated by our domestic operation over the last several years and the potential for operating losses in the future represents sufficient negative evidence under SFAS No. 109 to require the establishment of a valuation allowance. We intend to maintain the valuation allowance until sufficient positive evidence exists to support the reversal of such valuation allowances. We will continue to assess the need to maintain existing valuation allowances or to record additional valuation allowances based on facts and circumstances in each future period.
     In 2004, we provided a benefit for income taxes related mainly to losses in our domestic operations, mostly offset by a provision for income taxes for our French subsidiary and a non-cash charge to establish a valuation allowance for domestic state deferred tax assets. Our effective income tax rate in 2003 was 39%. The effective income tax rate exceeded the federal statutory income tax rate principally due to the impact of domestic state income taxes, partially offset by federal and state tax credits.
Liquidity and Capital Resources
     At December 31, 2005 we had cash and cash equivalents of $13.5 million compared to $13.4 million at December 31, 2004. Working capital decreased to $44.9 million at December 31, 2005 compared to $56.8 million at December 31, 2004. The decrease in working capital in 2005 resulted primarily from the moderation of our work-in-process and finished goods tissue inventories as a result of the strategic actions we implemented in 2005, partially offset by our continued investment in unprocessed donor tissue inventory in preparation for the anticipated termination of our processing agreements with MTF in 2008.
     On August 8, 2005, the Company completed the sale of its principal processing facility located in Eatontown, New Jersey to an unrelated third party for $16.5 million in cash. The Company also entered into an agreement to lease back the processing facility. The lease agreement is for an initial term of 20 years with two five-year renewal options at the Company’s election. The Company retained ownership of all property and equipment, including leasehold improvements, directly related to the operation of the Company’s business. The transaction has been recorded as a capital lease, with the resulting gain of approximately $3.6 million from the sale of the facility deferred and amortized in proportion to the amortization of the leased assets. The deferred gain is reflected as a component of long-term liabilities in the accompanying balance sheet. The Company utilized a portion of the proceeds from the sale of our processing facility to repay all outstanding bank debt as of August 8, 2005, of $11.0 million. All remaining proceeds of approximately $5.3 million, net of transaction costs arising from this transaction, will be utilized for general corporate purposes.
     Net cash used by operating activities was $1.6 million in 2005 compared to net cash provided by operating activities of $2.5 million in 2004. The decline resulted primarily from the net loss in 2005, partially offset by an increase in accounts payable and accrued expenses, proceeds from an income tax refund and a reduction in deferred processing costs.
     Net cash provided by investing activities was $14.5 million in 2005 and is principally due to the sale of our principal processing facility for $16.5 million in cash, partially offset by capital expenditures. Net cash used by investing activities of $1.6 million in 2004 was primarily due to capital expenditures.
     Net cash used in financing activities in 2005 and 2004 of $12.6 million and $2.9 million, respectively, relates primarily to the repayment of all outstanding long-term debt in August, 2005 and principal payments on our capital lease obligation and long-term debt, partially offset by proceeds from the exercise of stock options and the sale of common stock pursuant to our employee stock purchase plan.
     The Company had a Credit Facility which included a $5.0 million line of credit, a mortgage loan and an equipment term loan. On August 8, 2005, the Company entered into the sale and leaseback transaction for the Company’s principal processing facility. A portion of the proceeds from this transaction were utilized to repay the then outstanding balance of the mortgage and equipment term loan. The line of credit had no amounts outstanding on August 8, 2005. As a result of these actions, the Company cancelled the line of credit and terminated the Credit Facility.
     At December 31, 2005, we had domestic federal and state net operating loss carryforwards of $13.8 million and $31.3 million, respectively. The federal net operating loss carryforwards expire in 2025. The state net operating loss carryforwards primarily offset New Jersey taxable income, which expire in varying amounts beginning in 2010 through 2012. We have provided a full valuation allowances for all federal and state net operating loss carryforwards due to the uncertainty of realizing future tax benefits from these net operating loss carryforwards. In addition, we have domestic federal research and development credits of $20,000, which expire in 2020 and state research and development, manufacturing and other credits of $1.1 million, primarily to offset New Jersey income taxes, which expire in varying amounts beginning in 2006 through 2012. At December 31, 2005, we had foreign net operating loss carryforwards aggregating $6.2 million expiring in varying amounts beginning 2006 through 2010. We have not recognized any benefit from these net operating loss carryforwards in the consolidated financial statements because realization of the future tax benefits is uncertain.
Contractual Obligations
     The following table summarizes our contractual obligations at December 31, 2005, and the effects such obligations are expected to have on our liquidity and cash flow in future periods.

		Less
		Than
		One	Years	Years	After
(In thousands)	Total	Year	2-3	4-5	5 Years

Capital lease obligation	$34,415	$2,326	$4,652	$4,652	$22,785
Non-cancelable operating lease obligations	4,336	1,468	2,699	166	3
Retirement and severance payments	1,764	1,219	545
Asset retirement obligation — Shrewsbury facility	1,920	726	1,194
Asset retirement obligation — Eatontown facility (1)	9,948				9,948
Reimbursement under tissue supply agreements (2)	24,000	7,300	14,100	2,600	—

	$76,383	$13,039	$23,190	$7,418	$32,736

(1)	Represents the future value of the Eatontown asset retirement obligation as of December 31, 2005. This asset retirement obligation will be accreted from its current value as of December 31, 2005 of $2.2 million to its future value over the next twenty years.

(2)	Represents the minimum reimbursement to be made under our agreements with MTF and CTS for their services of donor recovery and donor eligibility related to the allograft bone tissue to be supplied to us over the current term of the related agreement.
     Based on our current projections and estimates for 2006, we expect to continue to make investments in our business to support our strategic initiatives and future programs, which will reduce our currently available cash balances. We believe that our currently available cash and cash equivalents and anticipated future cash flow from operations will be sufficient to meet our forecasted cash needs in 2006. Our future liquidity and capital requirements will depend upon numerous factors, including:
•	the progress of our product development programs and the need and associated costs relating to regulatory approvals, if any, which may be needed to commercialize some of our products under development; and

•	the resources we devote to the development, manufacture and marketing of our services and products.
     We may seek additional funding to meet the needs of our long-term strategic plans. We can provide no assurance that such additional funds will be available, or if available, that such funds will be available on favorable terms.
Recent Accounting Developments
     In December, 2004, the FASB issued SFAS No. 123R that is effective beginning January 1, 2006. SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciations rights and will require us to expense SBP awards as non-cash compensation costs for SBP transactions measured at fair value. We expect adoption of this pronouncement in 2006 will not have a material impact on our results of operations.
     In May, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 addresses the requirements for the accounting for and reporting of a change in accounting principle. It requires retrospective application to prior periods financial statements of changes in accounting principles unless a pronouncement giving rise to a change in accounting principle includes specific transition provisions, in which case those provisions should be followed. This guidance must be implemented for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
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
     The exchange rate as of December 31, 2005 was $1.18 U.S. dollars to one Euro compared to an exchange rate of $1.36 U.S. dollars to one Euro as of December 31, 2004. The average exchange rate for the year ended December 31, 2005 was $1.24 U.S. dollars to one Euro compared to an average exchange rate for the year ended December 31, 2004 of $1.25 U.S. dollars to one Euro. A 10% change in the average exchange rate, based on actual results for 2005, would impact revenues by approximately $1.3 million and net income/loss by less than $100,000.
     In fourth quarter 2003, as a result of a decision to utilize excess cash flow, if any, generated by our French subsidiary to repay the remaining outstanding balance of its intercompany debt, in accordance with SFAS No. 52, “Foreign Currency Translation”, we recognized the impact of foreign currency translation gains and losses on the outstanding balance of the intercompany debt in our results of operations. Foreign currency translation losses of $.8 million were recognized in other income (expense) in 2005 and foreign currency translation gains of $.5 million were recognized in other income (expense) for each of 2004 and 2003, related to the impact of exchange rates between the U.S. dollar and the Euro.
     On July 7, 2005, the Board of Directors declared $5.5 million of intercompany loans between the domestic company and OST Developpement S.A., our French subsidiary, to be permanent debt requiring no principal payments on such intercompany loans for the foreseeable future. As a result, and pursuant to SFAS No. 52 from July 7, 2005 forward that portion of the intercompany debt will no longer be subject to the effects of variations in currency exchange rates between the U.S. dollar and the Euro. The remaining outstanding balance under intercompany loans between the domestic company and OST Developpement will continue to be subject to variations in currency exchange rates between the U.S. dollar and the Euro.
     Future translation gains and losses may have a material impact on our results of operations in the event of significant changes in the exchange rate between the U.S. dollar and the Euro, although the impact of such gains and losses should not have any impact on consolidated cash flows.
Litigation
     We are involved in various legal proceedings involving product liability and other matters and claims. For a complete discussion of these matters see, Item 3. “Legal Proceedings” and Note 16 of “Notes to Consolidated Financial Statements.” It is possible that our results of operations or liquidity and capital resources could be adversely affected by the ultimate outcome of the pending litigation or as a result of the costs of contesting such lawsuits.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to interest rate risk. Changes in interest rates affect interest income earned on cash, cash equivalents and short-term investments. We do not enter into derivative transactions related to our cash or cash equivalents. Accordingly, we are subject to changes in interest rates. Based on our December 31, 2005 cash and cash equivalents, a 1% change in interest rates would impact net income/loss by less than $150,000.
     The value of the U.S. dollar affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. We do not maintain hedging programs to mitigate the potential exposures of exchange rate risk. Accordingly, our results of operations are adversely affected by the strengthening of the U.S. dollar against currencies, primarily the Euro, in which we sell products and services or a weakening exchange rate against currencies in which we incur costs. Based on the operating results of our foreign operations for the year ended December 31, 2005, a 10% change in the exchange rates would impact our net income/loss by less than $100,000.
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
Item 9A. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2005 related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual facts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.
     Based upon their evaluation as of December 31, 2005 and the material weakness in internal control over financial reporting discussed below, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2005.
     Management’s Report On Internal Control Over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or supervised by, the company’s principal executive and principal financial officers, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
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
     Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2005.
     A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     In our Quarterly Report on Form 10-Q for the three months ended September 30, 2005, management reported a material weakness with respect to the review of certain domestic financial information included in our internal financial results for the month ended August 31, 2005. Specifically, sufficient review, investigation and follow-up on underlying account analyses were not performed pursuant to established procedures. As a result of this matter and to reduce the risk of recurrence, certain additional review procedures were instituted effective with the preparation of the financial statements for the quarter ended September 30, 2005. Our principal executive officer and principal financial officer concluded that such additional review procedures were effective as of September 30, 2005.
     During the preparation of our fourth quarter and year-end financial statements, management identified certain deficiencies in the internal controls over the financial closing and reporting processes of our domestic financial group. As a result, management has identified the following material weakness:
Insufficient domestic and corporate personnel with appropriate accounting knowledge and training.
     We lacked a sufficient complement of domestic and corporate personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements. This resulted in deficiencies related to the controls over the preparation, review and approval of journal entries, account analyses and reconciliations and adequate supervision of the financial closing and reporting processes. These matters were further impacted by the resignation of a key corporate financial manager during the year-end closing and reporting processes.
     Management’s assessment of the effectiveness of the internal control over financial reporting as of December 31, 2005 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report, which is included in this Item 9A.
     We are currently finalizing our remediation plan to enhance our domestic and corporate accounting departments to address the material weaknesses in our internal control over financial reporting that existed as of December 31, 2005. Our remedial action plan will include:
•	a search for senior level financial managers with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial accounting and reporting requirements. Pending the retention of these new positions, our Executive Vice President and Chief Financial Officer assumed additional responsibilities. During the first quarter of 2006, we retained an outside consultant to assist, under the supervision of our Executive Vice President and Chief Financial Officer, with the closing of our books and with the reporting of our financial statements as of and for the fiscal year ended December 31, 2005;

•	improving training, education, accounting reviews, and if necessary, hiring additional accounting and financial personnel, to ensure that all relevant financial personnel have the appropriate level of technical expertise to effectively interpret and apply accounting standards; and

•	improving training, education, and revising our policies and procedures to provide for an increased level of management oversight.
     Management is committed to finalizing its remediation action plan and implementing the necessary enhancements to its domestic and corporate accounting departments and its policies and procedures to fully remediate the material weakness discussed above. We will continue to monitor the improvements in the internal control over financial reporting to ensure remediation of the material weakness.
     Changes in Internal Control Over Financial Reporting
     Except for the matters discussed above, there has been no change in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(e) under the Exchange Act, during the fiscal quarter ended December 31, 2005 that has materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Osteotech, Inc.
Eatontown, New Jersey
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Osteotech, Inc. and Subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:
•	Insufficient domestic and corporate personnel with appropriate accounting knowledge and training.

The Company lacked a sufficient complement of domestic and corporate personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with the Company’s financial reporting requirements. This resulted in deficiencies related to the controls over the preparation, review and approval of journal entries, account analyses and reconciliations and adequate supervision of the financial closing and reporting processes. These matters were further impacted by the resignation of a key corporate financial manager during the year-end closing and reporting processes.
This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated March 24, 2006 on those financial statements.
In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We do not express an opinion or any other form of assurance on management’s statements referring to the Company’s corrective action plan.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Osteotech, Inc. and Subsidiaries as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended and our report dated March 24, 2006 expressed an unqualified opinion.
/s/ BDO Seidman, LLP
Woodbridge, New Jersey
March 24, 2006

Item 9B. Other Information
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant
     The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement for our 2006 Annual Meeting of Stockholders to be filed not later than 120 days after December 31, 2005.
Item 11. Executive Compensation
     The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement for our 2006 Annual Meeting of Stockholders to be filed not later than 120 days after December 31, 2005.
Item 12. Security Ownership of Certain Beneficial Owners and Management
     The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement for our 2006 Annual Meeting of Stockholders to be filed not later than 120 days after December 31, 2005.
Item 13. Certain Relationships and Related Transactions
     The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement for our 2006 Annual Meeting of Stockholders to be filed not later than 120 days after December 31, 2005.
Item 14. Principal Accountant Fees and Services
     The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement for our 2006 Annual Meeting of Stockholders to be filed not later than 120 days after December 31, 2005.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a)(1) and (2). The response to this portion of Item 15 is submitted as a separate section of this report commencing on page F-1.
     (a)(3) and (b). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number	Description	Number
3.1	Restated Certificate of Incorporation of Osteotech, as amended (incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K, filed on March 27, 2002)	*

3.2	Fourth Amended and Restated Bylaws of Osteotech (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed on August 31, 2005)	*

3.3	Form of Stock Certificate (incorporated by reference to Exhibit 3.4 to Registrant’s Registration Statement on Form S-1 (File No. 33-40463), filed on June 14, 1991)	*

3.4	Certificate of Retirement and Prohibition or Reissuance of Shares of Osteotech, Inc. dated April 4, 2002 (incorporated by reference to Exhibit 3.4 to Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2002)	*

4.1	Amended and Restated Rights Agreement dated as of May 26, 2005 between Osteotech, Inc. and Registrar and Transfer Co. (incorporated by reference to Exhibit 1 to Registrant’s Form 8-A/A, filed on May 26, 2005)	*

10.1	1991 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K, filed on March 27, 2002) ^	*

10.2	1991 Independent Directors Stock Option Plan, as amended (incorporated by reference to Exhibit 28.2 to Registrant’s Registration Statement on Form S-8 (File No. 33-44547), filed on December 17, 1991) ^	*

10.3	Form of Confidentiality Agreement and Non-Competition Agreement with executive officers (incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K, filed on March 27, 2002)	*

Exhibit
Number	Description	Number
10.4	Lease for Osteotech’s Shrewsbury, New Jersey processing facility (incorporated by reference to Exhibit 10.2 to Registrant’s Registration Statement on Form S-1 (File No. 33-40463), filed on May 9, 1991)	*

10.5	Sixth Modification of Lease for Osteotech’s Shrewsbury, New Jersey processing facility (incorporated by reference to Exhibit 10.22 to Registrant’s Quarterly Report on Form 10-Q, filed on November 13, 1998)	*

10.6	Employment Agreement with Michael J. Jeffries dated January 1, 1998 (incorporated by reference to Exhibit 10.35 to Registrant’s Annual Report on Form 10-K, filed on March 31, 1998) ^	*

10.7	Employment Agreement with James L. Russell dated December 18, 1997 (incorporated by reference to Exhibit 10.37 to Registrant’s Annual Report on Form 10-K, filed on March 31, 1998) ^	*

10.8	The Management Performance Bonus Plan (incorporated by reference to Exhibit 10.29 to Registrant’s Annual Report on Form 10-K, filed on March 31, 1999) ^	*

10.9	Employment Agreement with Richard Russo dated April 1, 1997 (incorporated by reference to Exhibit 10.30 to Registrant’s Annual Report on Form 10-K, filed on March 31, 1999) ^	*

10.10	Employment Agreement with Richard W. Bauer dated December 4, 1998 (incorporated by reference to Exhibit 10.32 to Registrant’s Annual Report on Form 10-K, filed on March 31, 1999) ^	*

10.11	Loan and Security Agreement among Summit Bank, Osteotech, Inc., Osteotech Investment Corp., Cam Implants Inc., Cam Implants B.V., Osteotech/CAM Services B.V. and OST Developpement dated June 10, 1999 (incorporated by reference to Exhibit 10.33 to Registrant’s Quarterly Report on Form 10-Q, filed on August 16, 1999)	*

10.12	Amended and Restated Processing Agreement entered into September 11, 2000 by Osteotech, Inc., Musculoskeletal Transplant Foundation and Biocon, Inc. (incorporated by reference to Exhibit 10.36 to Registrant’s Quarterly Report on Form 10-Q, filed on November 14, 2000) #	*

Exhibit
Number	Description	Number
10.13	Mortgage Term Note among Summit Bank, Osteotech, Inc., Osteotech Investment Corp., Cam Implants Inc., Osteotech, B.V., H.C. Implants, B.V., Cam Implants, B.V., Osteotech/CAM Services, B.V. and OST Developpement dated December 8, 2000 (incorporated by reference to Exhibit 10.37 to Registrant’s Annual Report on Form 10-K, filed on April 2, 2001)	*

10.14	Allonge to Loan and Security Agreement among Summit Bank, Osteotech, Inc., Osteotech Investment Corp., Cam Implants Inc., Osteotech, B.V., H.C. Implants, B.V., Cam Implants, B.V., Osteotech/CAM Services, B.V. and OST Developpement dated December 8, 2000 (incorporated by reference to Exhibit 10.38 to Registrant’s Annual Report on Form 10-K, filed on April 2, 2001)	*

10.15	Allonge to Equipment Loan Note among Summit Bank, Osteotech, Inc., Osteotech Investment Corp., Cam Implants Inc., Osteotech, B.V., H.C. Implants, B.V., Cam Implants, B.V., Osteotech/CAM Services, B.V. and OST Developpement dated December 8, 2000 (incorporated by reference to Exhibit 10.39 to Registrant’s Annual Report on Form 10-K, filed on April 2, 2001)	*

10.16	Second Allonge to Loan and Security Agreement among Fleet National Bank, Successor in Interest to Summit Bank, Osteotech, Inc., Osteotech Investment Corp., Cam Implants Inc., Osteotech, B.V., H.C. Implants, B.V., Cam Implants, B.V., Osteotech/Cam Services, B.V. and OST Developpement dated March 8, 2001 (incorporated by reference to Exhibit 10.41 to Registrant’s Annual Report on Form 10-K, filed on April 2, 2001)	*

10.17	Second Allonge to Equipment Loan Note among Fleet National Bank, Successor in Interest to Summit Bank, Osteotech, Inc., Osteotech Investment Corp., Cam Implants Inc., Osteotech, B.V., H.C. Implants, B.V., Cam Implants, B.V., Osteotech/Cam Services, B.V. and OST Developpement dated March 8, 2001 (incorporated by reference to Exhibit 10.42 to Registrant’s Annual Report on Form 10-K, filed on April 2, 2001)	*

10.18	Allonge to Convertible Revolving Note among Fleet National Bank, Successor in Interest to Summit Bank, Osteotech, Inc., Osteotech Investment Corp., Cam Implants Inc., Osteotech, B.V., H.C. Implants, B.V., Cam Implants, B.V., Osteotech/Cam Services, B.V. and OST Developpement dated March 8, 2001 (incorporated by reference to Exhibit 10.43 to Registrant’s Annual Report on Form 10-K, filed on April 2, 2001)	*

10.19	Primary Agreement Carrier and Bio-Implant Allografts by and between LifeNet and Osteotech dated January 4, 2002 (incorporated by reference to Exhibit 10.44 to Registrant’s Current Report on Form 8-K, filed on March 8, 2002)	*

Exhibit
Number	Description	Number
10.20	Amended and Restated 2000 Stock Plan (incorporated by reference to Exhibit 10.41 to Registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2003) ^	*

10.21	Third Allonge to Loan and Security Agreement among Fleet National Bank, Successor in Interest to Summit Bank, Osteotech, Inc., Osteotech Investment Corp., Cam Implants Inc., Osteotech, B.V., H.C. Implants, B.V., Cam Implants, B.V., Osteotech/Cam Services, B.V. and OST Developpement dated September 10, 2001 (incorporated by reference to Exhibit 10.47 to Registrant’s Annual Report on Form 10-K, filed on March 27, 2002)	*

10.22	Third Allonge to Equipment Loan Note among Fleet National Bank, Successor in Interest to Summit Bank, Osteotech, Inc., Osteotech Investment Corp., Cam Implants Inc., Osteotech, B.V., H.C. Implants, B.V., Cam Implants, B.V., Osteotech/Cam Services, B.V. and OST Developpement dated September 10, 2001 (incorporated by reference to Exhibit 10.48 to Registrant’s Annual Report on Form 10-K, filed on March 27, 2002)	*

10.23	Second Allonge to Convertible Revolving Note among Fleet National Bank, Successor in Interest to Summit Bank, Osteotech, Inc., Osteotech Investment Corp., Cam Implants Inc., Osteotech, B.V., H.C. Implants, B.V., Cam Implants, B.V., Osteotech/Cam Services, B.V. and OST Developpement dated September 10, 2001 (incorporated by reference to Exhibit 10.49 to Registrant’s Annual Report on Form 10-K, filed on March 27, 2002)	*

10.24	Agreement of Amendment to Loan and Security Agreement, Mortgage, Assignment of Leases and Other Documents by and among Fleet National Bank, Osteotech, Inc., Osteotech Investment Corporation, CAM Implants, Inc., Osteotech, B.V., H.C. Implants, B.V., CAM Implants, B.V., Osteotech/CAM Services, B.V., Osteotech, S.A., and OST Developpement S.A. dated March 13, 2002 (incorporated by reference to Exhibit 10.51 to Registrant’s Annual Report on Form 10-K, filed on March 27, 2002)	*

10.25	Amendment to License and Option Agreement between IsoTis N.V. and H.C. Implants B.V. and Osteotech dated April 8, 2002 (incorporated by reference to Exhibit 10.55 to Registrant’s Quarterly Report on Form 10-Q, filed on April 19, 2002)	*

10.26	Second Amended and Restated Processing Agreement by and among Musculoskeletal Transplant Foundation, Biocon, Inc., and Osteotech, Inc. dated as of June 1, 2002 (incorporated by reference to Exhibit 10.57 to Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2002) #	*

Exhibit
Number	Description	Number
10.27	Settlement Agreement and Release by and among Osteotech, Inc. and Osteotech Investment Corporation, the Musculoskeletal Transplant Foundation, and Synthes Spine Company, L.P., dated as of June 1, 2002 (incorporated by reference to Exhibit 10.56 to Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2002)	*

10.28	License Agreement by and among Osteotech, Inc., Osteotech, Inc., Osteotech Investment Corporation, Musculoskeletal Transplant Foundation, Biocon, Inc., and Synthes Spine Company, L.P., dated as of June 1, 2002 (incorporated by reference to Exhibit 10.58 to Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2002) #	*

10.29	Asset Purchase Agreement between Cam Implants B.V. and Cam Acquisition B.V. dated July 10, 2002 (incorporated by reference to Exhibit 10.59 to Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2002) #	*

10.30	Form of Change in Control Agreement with Executive Officers (incorporated by reference to Exhibit 10.61 to Registrant’s Quarterly Report on Form 10-Q, filed on November 14, 2002) ^	*

10.31	Allonge to Agreement of Amendment to the Loan and Security Agreement, Mortgage, Assignment of Leases and Other Documents by and among Fleet National Bank, Osteotech, Inc., Osteotech Investment Corporation, CAM Implants, Inc., Osteotech, B.V., H.C. Implants, B.V., CAM Implants, B.V., Osteotech/CAM Services, B.V., Osteotech, SA, and OST Developpement SA. dated November 13, 2002 (incorporated by reference to Exhibit 10.37 to Registrant’s Annual Report on Form 10-K, filed on March 31, 2003)	*

10.32	Exclusive Marketing Agreement, by and among Osteotech, Inc., LifeNet, DePuy Orthopaedics, Inc. and DePuy Spine, Inc. dated December 13, 2002 (incorporated by reference to Exhibit 10.38 to Registrant’s Annual Report on Form 10-K, filed on March 31, 2003) #	*

10.33	Second Allonge to Loan and Security Agreement among Fleet National Bank, Successor in Interest to Summit Bank, Osteotech, Inc., Osteotech, B.V., H.C. Implants, B.V., Cam Implants, B.V., Osteotech/Cam Services, B.V., Osteotech Implants, B.V., Osteotech S.A. and OST Developpement dated March 27, 2003 (incorporated by reference to Exhibit 10.40 to Registrant’s Quarterly Report on Form 10-Q, filed on May 13, 2003)	*

Exhibit
Number	Description	Number
10.34	Joint Settlement Agreement and Release by and among Osteotech, Inc., GenSci Orthobiologics, Inc. and GenSci Regeneration Sciences, Inc., dated as of May 29, 2003 (incorporated by reference to Exhibit 10.42 to Registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2003)	*

10.35	First Amendment to Joint Settlement Agreement and Release by and among Osteotech, Inc., GenSci Orthobiologics, Inc. and GenSci Regeneration Sciences, Inc., dated as of August 2003 (incorporated by reference to Exhibit 10.43 to Registrant’s Quarterly Report on Form 10-Q, filed on November 13, 2003)	*

10.36	Lease for Osteotech’s Eatontown administration facility (incorporated by reference to Exhibit 10.30 to Registrant’s Annual Report on Form 10-K, filed on March 30, 1995)	*

10.37	First Modification to Lease for Osteotech’s Eatontown administration facility (incorporated by reference to Exhibit 10.45 to Registrant’s Annual Report on Form 10-K, filed on March 15, 2004)	*

10.38	Third Allonge to Loan and Security Agreement among Fleet National Bank, Successor in Interest to Summit Bank, Osteotech, Inc., Osteotech B.V., H.C. Implants, B.V., CAM Implants, B.V., Osteotech/CAM Services, B.V., Osteotech Implants, B.V., Osteotech S.A. and OST Developpement dated April 30, 2004 (incorporated by reference to Exhibit 10.47 to Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2004)	*

10.39	Employment Agreement with Sam Owusu-Akyaw dated July 2, 2004 (incorporated by reference to Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q, filed on November 8, 2004) ^	*

10.40	Employee Non-Competition, Non-Solicitation, Confidential Information and Inventions Agreement with Sam Owusu-Akyaw dated July 2, 2004 (incorporated by reference to Exhibit 10.49 to Registrant’s Quarterly Report on Form 10-Q, filed on November 8, 2004)	*

10.41	Fourth Allonge, made 24th day of March, 2005 to the Agreement of Amendment to Loan and Security Agreement, Mortgage, Assignment of Leases and Other Documents effective March 13, 2002, as amended, among Fleet National Bank, Osteotech, Inc., Osteotech, S.A., and OST Developpement, S.A. (incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K, filed on March 29, 2005)	*

Exhibit
Number	Description	Number
10.42	Processing Agreement between Musculoskeletal Transplant Foundation, Inc., Biocon, Inc. and Osteotech, Inc. dated December 22, 2004 (incorporated by reference to Exhibit 10.51 to Registrant’s Annual Report on Form 10-K, filed on March 29, 2005) #	*

10.43	Form of Nontransferable Incentive Stock Option Agreement for all incentive option grants, including option grants to Members of the Board of Directors and Executive Officers (incorporated by reference to Exhibit 10.52 to Registrant’s Annual Report on Form 10-K, filed on March 29, 2005)	*

10.44	Form of Nontransferable Non-Incentive Stock Option Agreement for all non-incentive option grants, including option grants to Members of the Board of Directors and Executive Officers (incorporated by reference to Exhibit 10.52 to Registrant’s Annual Report on Form 10-K, filed on March 29, 2005)	*

10.45	License Agreement between Osteotech, Inc. and Rutgers, the State University of New Jersey, dated February 1, 2005 2004 (incorporated by reference to Exhibit 10.54 to Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2005)	*

10.46	1994 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.55 to Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2005) ^	*

10.47	Form of Nontransferable Non-Incentive Stock Option Agreement pursuant to the 1991 Stock Option Plan and Form of Amendment thereto (incorporated by reference to Exhibit 10.56 to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2005) ^	*

10.48	Form of Nontransferable Incentive Stock Option Agreement pursuant to the 1991 Stock Option Plan and Form of Amendment thereto (incorporated by reference to Exhibit 10.57 to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2005) ^	*

10.49	Form of Nontransferable Non-Incentive Stock Option Agreement Cliff Vesting Option pursuant to the 2000 Stock Plan and Form of Amendment thereto (incorporated by reference to Exhibit 10.58 to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2005) ^	*

10.50	Form of Nontransferable Non-Incentive Stock Option Agreement pursuant to the 2000 Stock Plan and Form of Amendment thereto (incorporated by reference to Exhibit 10.59 to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2005) ^	*

Exhibit
Number	Description	Number
10.51	Form of Nontransferable Incentive Stock Option Agreement Cliff Vesting Option pursuant to the 2000 Stock Plan and Form of Amendment thereto (incorporated by reference to Exhibit 10.60 to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2005) ^	*

10.52	Form of Non-Qualified Stock Option Agreement pursuant to the 1991 Stock Option Plan and Form of Amendment thereto (incorporated by reference to Exhibit 10.61 to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2005) ^	*

10.53	Purchase and Sale Agreement between Osteotech, Inc. and 201 Industrial Way, Inc., dated August 5, 2005 (incorporated by reference to Exhibit 10.62 to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2005)	*

10.54	Agreement of Lease between 201 Industrial Way, Inc. and Osteotech, Inc., dated August 5, 2005 (incorporated by reference to Exhibit 10.63 to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2005)	*

10.55	Employment Agreement, effective as of November 1, 2000, between Osteotech, Inc. and Mark H. Burroughs (incorporated by reference to Exhibit 10.64 to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2005) ^	*

10.56	Indemnity Agreement, dated as of November 1, 2000, by and between Osteotech, Inc. and Mark H. Burroughs (incorporated by reference to Exhibit 10.65 to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2005) ^	*

10.57	Employee Confidential Information, and Invention and Non-Competition Agreement, dated November 1, 2000, by and between Osteotech, Inc. and Mark H. Burroughs (incorporated by reference to Exhibit 10.66 to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2005)	*

10.58	Change in Control Agreement, dated as of November 1, 2000, by and between Osteotech, Inc. and Mark H. Burroughs (incorporated by reference to Exhibit 10.67 to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2005) ^	*

10.59	Retirement Agreement, dated as of July 26, 2005, by and between Osteotech, Inc. and Michael J. Jeffries (incorporated by reference to Exhibit 10.68 to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2005) ^	*

10.60	Retirement Agreement, dated as of November 22, 2005, by and between Osteotech, Inc. and Richard W. Bauer ^	+

Exhibit
Number	Description	Number
10.61	Amendment No. 1, effective as of January 1, 2006, to Employment Agreement, effective as of November 1, 2000, between Osteotech, Inc. and Mark H. Burroughs ^	+

10.62	Amendment No. 1, effective as of January 1, 2006, to Employment Agreement, dated July 2, 2004, between Osteotech, Inc. and Sam Owusu-Akyaw ^	+

10.63	Separation Letter Agreement, dated November 29, 2005 and Consulting Agreement, dated December 21, 2005, between Osteotech, Inc. and James L. Russell, Ph.D.^	+

16.1	Letter of concurrence from PricewaterhouseCoopers LLP (incorporated by reference to Exhibit 16.1 to Registrant’s Current Report on Form 8-K, filed on April 11, 2005)	*

21.1	Subsidiaries of the Registrant	+

23.1	Consent of BDO Seidman, LLP	+

23.2	Consent of PricewaterhouseCoopers LLP	+

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

*	Previously filed; incorporated herein by reference

+	Filed herewith

^	Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 10(iii)

#	Copy omits information for which confidential treatment has been granted

[ ]	Copy omits information for which confidential treatment has been requested.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2006	OSTEOTECH, INC.

	By:	/s/ SAM OWUSU-AKYAW

Sam Owusu-Akyaw
Chief Executive Officer
(Principal Executive Officer) and Director
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/KENNETH P. FALLON III	Chairman of the Board of Directors	March 31, 2006

Kenneth P. Fallon III

/s/SAM OWUSU-AKYAW	President and Chief	March 31, 2006

Sam Owusu-Akyaw	Executive Officer (Principal Executive Officer) and Director

/s/MARK H. BURROUGHS	Executive Vice President	March 31, 2006

Mark H. Burroughs	Chief Financial Officer (Principal Financial Officer)

/s/RICHARD W. BAUER	Director	March 31, 2006

Richard W. Bauer

/s/STEPHEN S. GALLIKER	Director	March 31, 2006

Stephen S. Galliker

/s/DONALD D. JOHNSTON	Director	March 31, 2006

Donald D. Johnston

/s/ROBERT J. PALMISANO	Director	March 31, 2006

Robert J. Palmisano

/s/THOMAS M. PATTON	Director	March 31, 2006

Thomas M. Patton

/s/STEPHEN J. SOGIN	Director	March 31, 2006

Stephen J. Sogin

OSTEOTECH, INC. and SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE
All schedules, except for the one set forth above, have been omitted since the information required is included in the financial statements or accompanying notes or have been omitted as not applicable or not required.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS
Board of Directors and Stockholders
Osteotech, Inc.
Eatontown, New Jersey
We have audited the accompanying consolidated balance sheet of Osteotech, Inc. and Subsidiaries (the “Company”) as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2005 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), our report dated March 24, 2006 expressed an unqualified opinion on management’s assessment of internal control over financial reporting, and an adverse opinion on the effectiveness of internal control over financial reporting because of the existence of a material weakness.
/s/ BDO Seidman, LLP
Woodbridge, New Jersey
March 24, 2006

To the Board of Directors and Stockholders of Osteotech, Inc.:
In our opinion, the consolidated balance sheet as of December 31, 2004 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2004, present fairly, in all material respects, the financial position of Osteotech, Inc. and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 25, 2005

OSTEOTECH, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

December 31,	2005	2004

ASSETS

Current assets:
Cash and cash equivalents	$13,484	$13,391
Accounts receivable, net of allowance of $1,131 in 2005 and $1,468 in 2004	14,879	14,795
Deferred processing costs	28,805	36,049
Inventories	1,278	1,202
Prepaid expenses and other current assets	3,438	5,595

Total current assets	61,884	71,032

Property, plant and equipment, net	39,962	37,447
Goodwill	1,669	1,669
Other assets	7,507	6,256

Total assets	$111,022	$116,404

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$16,320	$11,532
Current maturities of capital lease obligation	655
Current maturities of long-term debt		2,661

Total current liabilities	16,975	14,193

Capital lease obligation	15,603
Long-term debt		10,076
Other liabilities	7,689	740

Total liabilities	40,267	25,009

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding 17,259,964 shares in 2005 and 17,175,474 shares in 2004	173	172
Additional paid-in capital	64,915	64,482
Accumulated other comprehensive income	793	750
Retained earnings	4,874	25,991

Total stockholders’ equity	70,755	91,395

Total liabilities and stockholders’ equity	$111,022	$116,404

The accompanying notes are an integral part of these consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

For the year ended December 31,	2005	2004	2003

Net revenues:
Service	$91,901	$85,120	$87,759
Product	1,406	3,457	6,674

	93,307	88,577	94,433

Cost of services	60,945	49,686	37,034
Cost of products	500	2,816	5,037

	61,445	52,502	42,071

Gross profit	31,862	36,075	52,362

Marketing, selling, and general and administrative	46,909	38,127	37,786
Research and development	5,021	4,578	3,944

	51,930	42,705	41,730

Income from litigation settlements			7,500

Operating income (loss)	(20,068)	(6,630)	18,132

Other income (expense):
Interest income	529	269	144
Interest expense	(1,303)	(646)	(1,107)
Gain on sale of intellectual property		575
Other	(790)	302	577

	(1,564)	500	(386)

Income (loss) before income taxes	(21,632)	(6,130)	17,746

Income tax provision (benefit)	(515)	(847)	6,879

Net income (loss)	$(21,117)	$(5,283)	$10,867

Earnings (loss) per share:
Basic	$(1.23)	$(.31)	$.64
Diluted	$(1.23)	$(.31)	$.62

Shares used in computing earnings (loss) per share:
Basic	17,195,868	17,146,127	17,059,495
Diluted	17,195,868	17,146,127	17,520,959

The accompanying notes are an integral part of these consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands)

For the years ended December 31, 2005, 2004, and 2003
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Stockholders’ Equity, January 1, 2003	17,001,372	$170	$63,368	$78	$20,407	$84,023
Net income					10,867	10,867
Currency translation adjustments				527		527

Total comprehensive income						11,394
Exercise of stock options	80,437	1	375			376
Common stock issued pursuant to employee stock purchase plan	35,911		305			305
Tax benefits related to stock options			122			122

Stockholders’ Equity, December 31, 2003	17,117,720	171	64,170	605	31,274	96,220
Net loss					(5,283)	(5,283)
Currency translation adjustments				145		145

Total comprehensive loss						(5,138)
Exercise of stock options	22,875		104			104
Common stock issued pursuant to employee stock purchase plan	34,879	1	191			192
Tax benefits related to stock options			17			17

Stockholders’ Equity, December 31, 2004	17,175,474	172	64,482	750	25,991	91,395
Net loss					(21,117)	(21,117)
Currency translation adjustments				43		43

Total comprehensive loss						(21,074)
Exercise of stock options	47,575	1	182			183
Common stock issued pursuant to employee stock purchase plan	36,915		161			161
Stock-based compensation expense			90			90

Stockholders’ Equity, December 31, 2005	17,259,964	$173	$64,915	$793	$4,874	$70,755

The accompanying notes are an integral part of these consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

For the year ended December 31,	2005	2004	2003

Cash Flow From Operating Activities
Net income (loss)	$(21,117)	$(5,283)	$10,867
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,722	8,343	8,498
Non-cash portion of impairment charges		4,353
Deferred income taxes	(12)	2,024	2,230
Stock-based compensation expense	90
Provision for tissue inventories	790
Net provision for metal spinal implant systems		994
Gain on sale of intellectual property		(575)
Income tax benefit related to stock options		17	122
Changes in assets and liabilities:
Accounts receivable	277	494	(2,978)
Deferred processing costs	3,076	(6,878)	(13,459)
Inventories	(76)	1,421	1,392
Prepaid expenses and other current assets	2,058	(2,977)	2,732
Note receivable from patent litigation Settlement	1,000	1,000	(5,000)
Accounts payable and other liabilities	6,553	(480)	380

Net cash provided by (used in) operating activities	(1,639)	2,453	4,784

Cash Flow From Investing Activities
Proceeds from sale of land and building	16,500
Capital expenditures	(2,115)	(1,803)	(1,571)
Proceeds from sale of investments			3,948
Proceeds from sale of intellectual property		575
Other, net	162	(335)	516

Net cash provided by (used in) investing activities	14,547	(1,563)	2,893

Cash Flow From Financing Activities
Proceeds from issuance of common stock	344	296	681
Principal payments on capital lease obligation	(242)
Principal payments on long-term debt	(12,737)	(3,186)	(2,660)

Net cash used in financing activities	(12,635)	(2,890)	(1,979)

Effect of exchange rate changes on cash	(180)	65	(412)

Net increase (decrease) in cash and cash equivalents	93	(1,935)	5,286
Cash and cash equivalents at beginning of year	13,391	15,326	10,040

Cash and cash equivalents at end of year	$13,484	$13,391	$15,326

The accompanying notes are an integral part of these consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
1.	DESCRIPTION OF BUSINESS
Osteotech, Inc. (the “Company” or “Osteotech”) develops technologies and products to efficiently and effectively utilize bone and bone connective tissue (“allograft bone tissue”). Utilizing the Company’s expertise in musculoskeletal tissue technology, the Company provides services and develops, markets and sells products to the orthopaedic, neurological, oral/maxillofacial, and general surgery markets around the world. The Company’s primary operation is engaged in the processing of allograft bone tissue used for transplantation. For the Company’s proprietary tissue products, including Grafton® DBM and Graftech® Bio-implants, the Company and/or its clients generally distribute these tissue forms to hospitals and surgeons.

The Company has two primary operating segments: the Demineralized Bone Matrix (DBM) Segment (the “DBM Segment”) and the Base Allograft Bone Tissue Segment (the “Base Tissue Segment”). In addition to these two primary segments, the Company processes, markets and distributes bovine bone tissue products outside of the United States and marketed and distributed metal spinal implant products up through June 30, 2004 (See Note 4, “Gains and Charges”).
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Critical Accounting Policies and Estimates

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates the estimates and may adjust them based upon the latest information available. These estimates generally include those related to product returns, bad debts, inventories including purchase commitments, deferred processing costs including reserves for rework, excess and obsolescence, long-lived assets, income taxes, contingencies and litigation. The Company bases the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.
•	The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Changes in estimates of collection risk related to accounts receivable can result in decreases or increases in current period operating costs.

•	The Company records reductions to revenue for estimated returns based upon historical experience. If future returns are less than historical experience, reduction in estimated reserves would increase revenue. Alternatively, should returns exceed historical experience, additional allowances would be required, which would reduce revenue.

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
•	The Company writes down inventory and deferred processing costs for estimated excess, obsolescence, or unmarketable products and allograft bone tissue forms equal to the difference between cost and the estimated market value based upon assumptions about future demand and market conditions. Excess and obsolescence could occur from numerous factors, including, but not limited to, the competitive nature of the market, technological change, expiration and changes in surgeon preference. If actual market conditions are less favorable than those projected by management, additional write-downs may be required, including provisions to reduce inventory and deferred processing costs to net realizable value. In each period, the Company also assesses its production activity in relationship to historical experience and normal capacity, and evaluates the need to reflect processing costs as either period costs or as a component of deferred processing costs. In periods where the Company’s actual processing activities are less than historical experience/normal capacity, the Company charges an appropriate portion of its processing costs directly to cost of services in the consolidated statements of operations. In addition, the Company provides reserves, if any, for the difference between its contractual purchase commitments and its projected purchasing patterns based upon maintenance of adequate inventory levels and forecasted revenues. If actual revenue is less favorable than those forecasted by management, additional reserves may be required; alternatively, if revenue is stronger than forecasted by management, such reserves would be reduced.

•	The Company records an asset retirement obligation when a cost to retire an asset is incurred or when the Company determines a cost will be incurred in the future to retire an asset. The asset retirement obligation is accrued at its estimated fair value with a corresponding increase in the carrying amount of the related long-lived asset, if appropriate. The Company determines the amount of the asset retirement obligation based upon a number of assumptions requiring professional judgment and make adjustments to the asset retirement obligation recorded based on the passage or time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows related to the retirement of the asset.

•	The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income, in the event that the Company would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of a net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

•	The Company accrues current and future tax liabilities based upon levels of taxable income, tax planning strategies and assessments of the timing of taxability of the tax attributes. While the Company has considered current tax laws in establishing tax liabilities, in the event the Company was to settle the tax liabilities for less than amounts accrued, the Company would increase income in the period such determination was made. Should the Company determine it would cost more to settle the tax liabilities, an adjustment would be charged to income thus reducing income in that period.

•	Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending litigation. When the Company is reasonably able to

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
determine the probable minimum or ultimate liability, if any, which may result from any of the pending litigation, the Company will record a provision for our best estimate of such liability, and if appropriate, will record a benefit for the amounts covered by insurance. If the outcome or resolution of the pending litigation is for amounts greater than accrued, an adjustment will be charged to income in the period the determination is made. Alternatively, should the outcome or resolution be for less than accrued, the Company would increase income in the period the determination is made.
Consolidated Financial Statements
The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany transactions and balances are eliminated.
Revenue Recognition
The Company principally derives revenue from allograft bone tissue processing services, service fees related to the distribution of allograft bone tissue grafts and the sale of other non-allograft tissue products. Revenues from the sale of products and service fees associated with allograft bone tissue, net of trade discounts and allowances, are recognized once delivery has occurred provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectibility is reasonably assured. Delivery is considered to have occurred when risk of loss has transferred to the Company’s clients or customers, usually upon shipment to such customers or clients, except for consigned inventory, when delivery is considered to have occurred at the time that the allograft bone tissue or non-allograft tissue product is consumed by the customer.
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
Inventories
Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method. Inventories consist of supplies and raw materials, which principally support the processing of allograft bone tissue in the Company’s two primary operating segments, and finished goods, which principally support the Company’s other product lines.
Long-Lived Assets
Impairment — The Company continually monitors events and circumstances that could indicate carrying amounts of long-lived assets, including property, plant, equipment and intangible assets, may not be recoverable. When such events or changes in circumstances

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
occur we assess recoverability of long-lived assets, other than goodwill, by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the asset, or discounted estimated future cash flows if fair value is not readily determinable. Goodwill is tested for impairment, based initially on discounted cash flows, on an annual basis as of January 1, and between annual tests if indictors of potential impairment exist.
The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance. Assumptions used in these forecasts are consistent with internal planning. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions.
Property, plant and equipment — Property, plant and equipment are stated at cost. Assets under capital leases are recorded at the lower of the fair market value of the asset or the present value of the future minimum loan payments. Assets subject to asset retirement obligations are recorded at cost plus the initial value, or any appropriate revisions thereof, of the asset retirement obligation. Major renewals and betterments are capitalized while maintenance and repairs are expensed as incurred. Interest, if any, is capitalized in connection with the construction of major facilities. The capitalized interest is recorded as part of the underlying assets and is amortized over each respective asset’s estimated useful life. The cost of assets under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. Depreciation is computed on the straight-line method over the following estimated useful lives of the assets:

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
Goodwill — The Company’s goodwill arose in the acquisition of its French subsidiary in 1999 and relates mainly to the Company’s activities in the sale and distribution of allograft bone tissue products. No impairment of goodwill has been identified during any of the periods presented.
Other intangible assets — The Company’s other intangible assets, which principally represent patents and patent applications, are recorded as cost. Patents are amortized over their estimated useful lives ranging from five to ten years. Patent application costs will commence amortization upon the grant of the patent or expensed if the application is rejected, withdrawn or abandoned.
Grants
As part of the Company’s efforts to foster the development of new technologies, tissue donations and expansion of tissue supply, the Company may, from time-to-time, provide

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
grants to educational and other organizations. Grants are expensed in marketing, selling and general and administrative expenses in the consolidated statements of operations when the Company makes a fixed and determinable commitment to fund a specific grant. As of December 31, 2005, the Company does not have any grant commitments.
Research and Development
Research and development costs, which principally relate to internal costs for the development of new technologies, processes and products, are expensed as incurred.
Stock Options
The Company accounts for stock option awards in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations (“APB No. 25”). Accordingly, no compensation expense has been recognized for the issuance of stock options, since all options have been granted with an exercise price equal to the market price of the underlying common stock on the date of grant. The Company has adopted the “disclosure only” provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock Based Compensation (“SFAS No. 123). Pro forma information regarding net income/loss and earnings/loss per share is required by SFAS No. 123, and has been determined as if the Company accounted for its stock options on a fair value basis.
In December, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) that is effective beginning January 1, 2006. SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciations rights and will require the Company to expense SBP awards as non-cash compensation costs for SBP transactions measured at fair value.
In anticipation of the effective date of SFAS No. 123R and to provide additional incentive to our employees, the Board of Directors approved the following actions:
•	In December, 2004 approved the accelerated vesting of all unvested stock options with an exercise price greater than $5.35, the closing price of our common stock on December 16, 2004. Stock options representing 615,352 shares of common stock were vested immediately.

•	In June, 2005 approved the accelerated vesting of all unvested stock options with an exercise price greater than $3.33, the closing price of our common stock on June 9, 2005. Stock options representing 432,850 shares of common stock were vested immediately.

•	In December, 2005 approved immediate vesting of the Company’s annual stock option grant issuances. Stock options representing 222,900 shares of common stock were issued and vested immediately on December 15, 2005.
As a result of these Board actions, the Company eliminated substantially all of the potential impact to its future results of operations related to the adoption of SFAS No. 123R, which is effective January 1, 2006. In accordance with the provisions of APB No. 25, the Company did not recognize any compensation costs in its consolidated statement of operations related to any of these Board actions, since the exercise price of these options were either equal to or greater than the market price on the date of each respective action. However, compensation costs, net of tax, associated with these actions and determined in accordance with SFAS No. 123 are included in the following table in addition to the amounts that would have been reflected had these Board actions not occurred in compliance with the “disclosure only”

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
provisions of SFAS No. 123. The additional compensation costs, net of tax, related to these Board actions were $1,066 (December, 2004), $1,133 (June, 2005) and $645 (December, 2005).
In addition, in 2005 the Board of Directors approved amendments to the stock option grants of three former executive officers in contemplation of their retirement or resignation, as follows:
•	In June, 2005, the Board of Directors approved amending all of the option agreements issued to Richard W. Bauer, Osteotech’s former Chief Executive Officer, to provide that all of his options shall remain exercisable through the original expiration date of such option agreements, notwithstanding any provisions in such option agreements which would have limited the exercise period of such options following the termination of Mr. Bauer’s employment with Osteotech.

•	In August, 2005, the Board of Directors approved amending all of the option agreements issued to Michael J. Jeffries, Osteotech’s former Executive Vice President and Chief Financial Officer, to provide that all of his options shall remain exercisable through the original expiration date of such option agreements, notwithstanding any provisions in such option agreements which would have limited the exercise period of such options following the termination of Mr. Jeffries’ employment with Osteotech.

•	In December, 2005, in connection with a Separation Agreement between Osteotech and James L. Russell, Ph.D., Osteotech’s former Executive Vice President and Chief Scientific Officer, the Board of Directors approved amending all of the option agreements issued to Mr. Russell to provide that all of his options shall remain exercisable through the earlier of the original expiration date of such option agreement or two years from the date of Mr. Russell’s departure from Osteotech on November 30, 2005.
In accordance with the provisions of APB No. 25, the Company did not recognize any compensation costs in its consolidated statement of operations related to this change to Mr. Bauer’s stock options, since the exercise price of Mr. Bauer’s stock options were all greater than the market price of the Company’s common stock on June 9, 2005; recognized non-cash compensation costs of $42 in its consolidated statement of operations related to the change in Mr. Jeffries’ stock options, since several of Mr. Jeffries’ stock options had exercise prices less than the market price of the Company’s common stock on August 3, 2005; and recognized non-cash compensation costs of $48 in its consolidated statement of operations related to the change in Mr. Russell’s stock options, since several of Mr. Russell’s stock options had exercise prices less than the market price of the Company’s common stock on December 27, 2005. In addition, in accordance with the provisions of SFAS No. 123, the changes to the stock options agreements for Messrs. Bauer, Jeffries and Russell resulted in compensation costs, net of tax, of $288, $291 and $129, respectively, which will be included in the following table in accordance with the “disclosure only” provisions of SFAS No. 123.
Pro forma information regarding earnings/loss per share and has been determined as if the Company accounted for its stock options on a fair value basis. For purposes of the pro forma disclosures, the estimated fair value of the options is amortized on a straight-line basis to expense over the options’ vesting period, or such other period to match the vesting period or adjusted vesting period determined by the Company’s Board of Directors.

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

	Year Ended December 31
	2005	2004	2003

Net income (loss) — reported	$(21,117)	$(5,283)	$10,867
Stock compensation expense included in net income (loss) — reported	90
Impact on net income (loss) related to stock-based employee compensation expense, net of tax in 2004 and 2003	$(2,812)	$(1,942)	$(929)

Net income (loss) — Pro forma	$(23,839)	$(7,225)	$9,938

Earnings (loss) per share
As reported:
Basic	$(1.23)	$(.31)	$.64
Diluted	$(1.23)	$(.31)	$.62
Pro forma:
Basic	$(1.39)	$(.42)	$.58
Diluted	$(1.39)	$(.42)	$.58

The fair value for the option grants was estimated at the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

	2005	2004	2003

Expected life (years)	5	5	5
Risk free interest rate	3.99%	3.47%	2.88%
Volatility factor	70.00%	82.00%	86.00%
Dividend yield	0.00%	0.00%	0.00%

Translation of Foreign Currency
In general, assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period, with the resulting translation gains and losses included in accumulated other comprehensive income, which is a separate component of stockholders’ equity. Revenues and expenses are translated at the weighted average exchange rates during the period. Foreign currency transaction gains and losses are included in other income (expense).
In fourth quarter 2003, as a result of a decision to utilize excess cash flow, if any, generated by the Company’s French subsidiary to repay the remaining outstanding balance of its intercompany debt, in accordance with SFAS No. 52, “Foreign Currency Translation”, the Company recognized the impact of foreign currency translation gains and losses on the outstanding balance of the intercompany debt in the Company’s results of operations. A foreign currency translation loss of $783 was recognized in other income (expense) for the year ended December 31, 2005 and foreign currency translation gains of $454 and $510 were recognized in other income (expense) in the consolidated statement of operations for the years ended December 31, 2004 and 2003, respectively, related to the impact of exchange rates between the U.S. dollar and the Euro.
On July 7, 2005, the Company’s Board of Directors declared $5,500 of intercompany loans between the domestic company and OST Developpement S.A., the Company’s French subsidiary, to be permanent debt, requiring no principal payments on such intercompany loans for the foreseeable future. As a result, and pursuant to SFAS No. 52, from July 7, 2005 forward that portion of the intercompany debt will no longer be subject to the effects of variations in currency exchange rates between the U.S. dollar and the Euro. The remaining outstanding balance ($4,029 as of December 31, 2005) of intercompany loans between the

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
domestic company and OST Developpement S.A. will continue to be subject to the recognition of variations in currency exchange rates between the U.S. dollar and the Euro, and such variations may have a material impact on the Company’s results of operations, although the impact of such gains and losses should not have any impact on the Company’s consolidated cash flows.
Concentrations of Credit Risk
The Company invests the majority of its excess cash in U.S. Government-backed securities and investment grade commercial paper of major U.S. corporations. The Company does not believe it is exposed to any significant credit risk on its cash equivalents.
The Company provides credit, in the normal course of business, to its clients and customers. In addition, the Company performs on-going evaluations of its clients’ and customers’ financial condition, but generally does not require collateral in support of available credit. The Company maintains an allowance for doubtful accounts and charges actual losses to the allowance when incurred. In 2005, the Company has one customer, the Musculoskeletal Transplant Foundation (“MTF”), which accounted for 27% of consolidated revenues and 20% of consolidated outstanding accounts receivable as of December 31, 2005. In 2004 and 2003, the Company had two customers who together accounted for 42% and 49% of consolidated revenues, and 32% of consolidated outstanding accounts receivable as of December 31, 2004. In January, 2005, one of these major customers, MTF, acquired the assets of the allograft tissue banking operation of the other major customer, the American Red Cross Tissue Services (“ARC”). See Note 16, “Commitments and Contingencies – Processing and Tissue Supply Agreements”, for a more detailed discussion of the Company’s arrangements with MTF.
Fair Value of Financial Instruments
The carrying value of financial instruments, including short-term investments, accounts receivable, notes receivable, accounts payable and other accrued expenses, approximate their fair values. Short-term investments are designated as available-for-sale, are of investment grade quality securities and are not subject to significant market risk.
Reclassifications
Certain prior year amounts within the financial statements have been reclassified to conform to the 2005 presentation.
3.	RECENT ACCOUNTING PRONOUNCEMENTS
In December, 2004, the FASB issued SFAS No. 123R that is effective beginning January 1, 2006. SFAS No. 123R addresses all forms of SBP awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciations rights and will require the Company to expense SBP awards as non-cash compensation costs for SBP transactions measured at fair value. The Company expects adoption of this pronouncement in 2006 will not have a material impact on its results of operations.
In May, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 addresses the requirements for the accounting for and reporting of a change in accounting principle. It requires retrospective application to prior periods financial statements of changes in accounting principles unless a pronouncement giving rise to a change in accounting principle includes specific transition provisions, in which case

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
those provisions should be followed. This guidance must be implemented for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
4.	GAINS AND CHARGES
2005 Gains and Charges
Reserves for Obsolescence and Expiration
During the second quarter of 2005, the Company increased its reserves for tissue inventories obsolescence and expiration by $790, which was included in cost of services in the consolidated statements of operations. This additional reserve was mostly due to a dispute with Bone Bank Allograft (“BBA”), which prevents us from utilizing BBA labeled tissue. In February, 2006, the Company and BBA settled this outstanding dispute.
Severance and Retirement Charges
In 2005, the Company entered into retirement agreements with Richard W. Bauer, the Company’s former Chief Executive Officer, and Michael J. Jeffries, the Company’s former Executive Vice President, Chief Financial Officer and Secretary. Messrs. Bauer and Jeffries retired from the Company on December 31, 2005. In addition, in November, 2005 certain employees were either terminated or resigned from the Company. In 2005, the Company recorded pre-tax charges of $1,950 in marketing, selling and general and administrative expenses in the consolidated statements of operations related to these events, including non-cash charges of $90 related to amendments of certain stock option agreements. See Note 16, “Commitments and Contingencies – Retirement Agreements”, for a more detailed discussion of the Company’s arrangements with Messrs. Bauer and Jeffries.
Unsolicited Takeover Attempt and Investment Banking Fees
On June 30, 2005, MTF made an unsolicited offer to acquire the Company for $6.25 per common share. In response to the unsolicited offer, the Company’s Board of Directors considered the proposed offer and informed MTF on August 30, 2005 that the proposal was inadequate and not in the best interest of the Company’s shareholders. MTF, in a letter to the Company dated October 17, 2005, withdrew its offer. In 2005, as a result of the unsolicited takeover attempt by MTF, the Company incurred professional fees for financial, legal and other advisory services of approximately $1,906, which is included in marketing, selling, and general and administrative expenses in the consolidated statements of operations. In December, 2005, the Company terminated an agreement with its investment banker for advisory services, which required the payment of all amounts still outstanding under the agreement of $800.
2004 Gains and Charges
Gain/Provision for Metal Spinal Implant Systems
As a result of an assessment of its metal spinal implant business in the first quarter of 2004, the Company announced that it would cease marketing and distributing all metal spinal implant product lines by the end of the second quarter of 2004. In the first quarter of 2004, the Company recorded a charge of $1,998 to cost of products in the consolidated statements of operations to reduce metal spinal implant inventory and instrumentation to estimated net realizable value. The Company ceased distribution of all metal spinal implant product lines in June, 2004.
In the third quarter of 2004, the Company settled its litigation with Alphatec Manufacturing, Inc. (“Alphatec”) for $600 and the return to Alphatec of all inventory held by the Company

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
that was manufactured by Alphatec. In 2002, the Company had recorded a provision of $1,079 for the penalty associated with the expected shortfall under the purchase commitment in year two of the distribution agreement. In 2002 and the first quarter of 2004, the Company had previously fully reserved all of the Alphatec metal spinal implant inventory. As a result of the settlement, the Company reversed the excess purchase commitment reserve of $479 in the third quarter of 2004, which is reflected in cost of products in the consolidated statements of operations.
In the fourth quarter of 2004, the Company sold all remaining inventory and instrumentation and all intellectual property related to its Ovation™ Polyaxial System to an unrelated private company for $1,100 in cash. The Company recorded a pre-tax gain on the sale of intellectual property in the amount of $575, which is reflected in other income in the consolidated statements of operations and reversed $525 of the aforementioned $1,998 charge recorded in the first quarter of 2004.
Severance – Sales and Marketing Reorganization
In the first quarter of 2004, the Company reorganized its sales and marketing departments. As a result, the Company recorded a pre-tax charge in marketing, selling, general and administrative expenses in the consolidated statements of operations of $650, principally for the severance costs associated with the departure of the executive officer responsible for these areas and two other employees.
Long-Lived Asset Impairment
Throughout 2004, the Company utilized the processing environment in its former processing facility in Shrewsbury (the “Shrewsbury Facility”) to perform certain aspects related to its allograft tissue processing operation. This processing environment was also utilized as a back up for the Company’s current processing operation in Eatontown (the “Eatontown Facility”). In December, 2004, the processing activities performed in the Shrewsbury Facility were either moved to the Eatontown Facility or were determined to no longer be utilized in the processing of allograft bone tissue. As a result of this action and due to the high cost associated with maintaining the processing environment in the Shrewsbury Facility, the Company decided to shutdown this processing environment. The Company assessed its ability to recover the remaining investment in the processing environment in the Shrewsbury Facility, and in December, 2004, with the approval of the Company’s Board of Directors, the Company determined there was an impairment of the assets associated with the Shrewsbury Facility processing environment. As a result of this assessment and resulting impairment, the Company will dismantle and dispose of this processing environment. In the fourth quarter of 2004, the Company recorded a non-cash pre-tax charge of $4,353 related to the remaining net book value associated with this processing environment and recorded a charge for an asset retirement obligation of $1,500 related to the estimated costs to dismantle and dispose of these assets. Both charges are reflected in cost of services in the consolidated statements of operations. See Note 12, “Asset Retirement Obligations”, for a reassessment of this asset retirement obligation in 2005.
2003 Gains and Charges
Patent Litigation Settlement Gain
In fourth quarter 2003, the Company received an initial $2,500 payment, a $5,000 interest bearing promissory note and a $5,000 letter of credit collateralizing the promissory note pursuant to a definitive $7,500 agreement entered into in May, 2003 to settle certain patent litigation. Accordingly, the Company recognized a pretax gain of $7,500 from this settlement. Such gain is related to the Company’s DBM Segment and is reflected as income from litigation settlement in the consolidated statements of operations. In 2005 and 2004, the Company received the amounts due under the settlement agreement of $1,000 in each year.

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Reduction in Workforce
On September 24, 2003, the Company implemented a selective reduction in its workforce, which affected all domestic operational areas of the Company, except for the sales force, and resulted in the immediate elimination of 22 positions. As a consequence, the Company recorded a pre-tax charge of $379 for severance costs in the third quarter of 2003.
5.	DEFERRED PROCESSING COSTS
Deferred processing costs consist of the following at December 31:

	2005	2004

Unprocessed donor tissue to be distributed by the Company	$8,896	$9,259
Tissue in process	4,621	11,740
Implantable donor tissue to be distributed by the Company	14,492	12,841
Implantable donor tissue held for clients	796	2,209

	$28,805	$36,049

Unprocessed donor tissue to be distributed by the Company represents the value of such allograft bone tissue expected to be processed by the Company in 2006. As of December 31, 2005, unprocessed donor tissue to be distributed by the Company expected to be processed in periods subsequent to 2006 of $3,378 is reflected in other assets.
6.	INVENTORIES
Inventories consist of the following at December 31:

	2005	2004

Supplies	$194	$237
Raw materials	813	718
Finished goods	271	247

	$1,278	$1,202

7.	PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following at December 31:

	2005	2004

Income tax receivable	$521	$3,172
Deferred tax assets		585
Receivable from patent litigation settlement	1,000	1,000
Other	1,917	838

	$3,438	$5,595

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
8.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following at December 31:

	2005		2004

Land	$		$811
Building and improvements			14,939
Property under capital lease		18,685
Machinery and equipment		38,556	38,436
Computer hardware and software		5,483	5,592
Office equipment, furniture and fixtures		6,222	5,937
Spinal instruments		2,083	1,527
Leasehold improvements		6,822	6,476
Construction in progress		179	20

		78,030	73,738

Less accumulated depreciation and amortization		(38,068)	(36,291)

		$39,962	$37,447

On August 8, 2005, the Company completed the sale of its principal processing facility located in Eatontown, New Jersey to an unrelated third party for $16,500 in cash. The Company also entered into an agreement to lease back the processing facility. The lease agreement is for an initial term of 20 years with two five-year renewal options at the Company’s election. Lease payments will be $2,326 annually for the first seven years of the agreement, $1,460 annually for years eight through twelve, an annual rental rate to be determined at the time with a minimum rate of $1,460 and a maximum annual rate of $1,533 for years thirteen through seventeen, and thereafter at an annual rental rate to be determined at the time with a minimum rate equal to the actual rental rate in year seventeen and a maximum annual rate of $1,610 for years eighteen through twenty. The Company retained ownership of all property and equipment, including improvements, directly related to the operation of the Company’s business. The transaction has been recorded as a capital lease, with the resulting gain of approximately $3,660 from the sale of the facility deferred and amortized in proportion to the amortization of the leased assets. The deferred gain is reflected as a component of long-term liabilities in the accompanying consolidated balance sheet. Amortization of the deferred gain is included as a component of depreciation and amortization in the consolidated statements of operations and was $72 for the year ended December 31, 2005.
The Company utilized a portion of the proceeds from the sale of the processing facility to repay all outstanding bank debt as of August 8, 2005, of $10,963. All remaining proceeds of approximately $5,323, net of transaction costs of approximately $214, arising from this transaction will be utilized for general corporate purposes.
Maintenance and repairs expense for the years ended December 31, 2005, 2004 and 2003, was $2,350, $2,590 and $2,669, respectively. Depreciation and amortization expense related to property, plant and equipment, including property under capital lease, for the years ended December 31, 2005, 2004 and 2003 was $5,398, $7,232 and $8,236, respectively.

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
9.	OTHER ASSETS

Other assets consist of the following at December 31:

	2005	2004

Issued patents – at cost	$1,562	$1,544
Less accumulated amortization	(1,208)	(1,136)

	354	408
Patent applications pending	1,298	1,302

Unprocessed donor tissue to be distributed by the Company (expected to be processed after 2006)	3,378
Long-term portion of receivable from patent litigation settlement	2,000	3,000
Other	477	1,546

	$7,507	$6,256

Patent application costs aggregating $256 in 2005, $715 in 2004 and $167 in 2003 have been charged to marketing, selling and general and administrative expense in the consolidated statements of operations since the related patent applications have been withdrawn or abandoned. Amortization expense for these intangibles was $140, $396 and $262 for the years ended December 31, 2005, 2004 and 2003, respectively and is included in marketing, selling and general and administrative expense in the consolidated statements of operations. Amortization expense for the next five years is: $124 in 2006, $106 in 2007, $77 in 2008, $37 in 2009 and $10 in 2010.
10.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following at December 31:

	2005	2004

Trade accounts payable	$3,447	$2,828
Accrued tissue recovery fees	5,123	1,144
Accrued compensation	613	751
Accrued professional fees	1,869	790
Accrued commissions payable to non-employees	1,227	1,320
Amounts due under retirement/severance agreements	1,219	109
Asset retirement obligation	726	1,500
Other accrued liabilities	2,096	3,090

	$16,320	$11,532

11.	LEASING TRANSACTIONS

The Company leases office and production facilities, including the Company’s principal processing facility, and equipment under various operating and capital lease agreements, which have non-cancelable terms expiring at various intervals through August, 2025. Most of the leases for office and production facilities include renewal provisions at the Company’s option. Additionally, certain of the leases contain fair value purchase options.

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Future minimum capital and operating lease payments at December 31, 2005 are as follows:

		Operating
	Capital Lease	Leases

2006	$2,326	$1,468
2007	2,326	1,429
2008	2,326	1,270
2009	2,326	122
2010	2,326	44
Thereafter	22,785	3

Total minimum lease payments	34,415	$4,336

Less interest portion of payments	(18,157)

Present value of future minimum lease payments	16,258
Current maturities of capital lease obligation	655

Capital lease obligation	$15,603

Rental expense was $1,399, $1,386 and $1,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

12.	ASSET RETIREMENT OBLIGATIONS

SFAS No. 143, “Accounting for Asset Retirement Obligations”, requires the Company to record a liability equal to the fair value of the estimated cost to retire an asset. The asset retirement obligation (“ARO”) is recorded as a liability in the period in which the obligation is incurred or becomes determinable (as defined in the standard) with a corresponding increase in the carrying amount of the related long-lived asset. The ARO is accreted from its current discounted value to its expected future settlement value, and the related capitalized cost is depreciated over the useful life of the related long-lived asset. The ARO is based upon a number of assumptions requiring professional judgment, including expected future settlement values and the credit-adjusted risk free interest rate, and future adjustments of these assumptions may have a material impact on the Company’s results of operations. In March, 2005, the FASB issued, and the Company adopted effective in the fourth quarter of 2005, FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligation” (“FIN 47”). The interpretation addresses diverse practices, which have developed with respect to the recognition of asset retirement obligations when the timing and/or method of settlement of an obligation are conditional on a future event. The interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation if the liability can be reasonably estimated.

The Company has two ARO’s related to the estimated costs associated with deconstructing the Company’s processing environments housed in leased facilities. The first ARO, in the amount of $1,500, was established in December, 2004 concurrent with the impairment of the Company’s former processing environment. The Company did not begin the deconstruction and refurbishment of the facility related to this ARO in 2005. In December, 2005, the Company performed and completed an updated assessment of this ARO based on currently available information and costs, which resulted in an increase of $420 in the expected costs to deconstruct and refurbish this facility. Accordingly, the Company recorded a charge in cost of services in the consolidated statement of operations in December, 2005 to increase the value of this ARO to $1,920. As of December 31, 2005, a portion of this ARO of $726 is included in accounts payable and accrued liabilities because the Company expects to perform

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
a portion of the deconstructing and refurbishing of the processing facility within the next year. The remaining portion of this ARO of $1,194 is included in long-term liabilities.

The second ARO was established in August, 2005 concurrent with the sale and leaseback of the Company’s current processing facility. The initial value of the ARO, which was recorded as a long-term liability, was approximately $1,339. The related capitalized cost has been included in property, plant and equipment and will be amortized over the initial term of the lease. In December, 2005, the Company performed and completed an updated assessment of this ARO based on currently available information and costs. As a result of this updated assessment, the Company recorded an additional value for this ARO of $846, which was reflected as an increase in the ARO included in long-term liabilities with a corresponding increase in the related capitalized cost included in property, plant and equipment, which will be amortized over the remaining life of the lease. The original value of the ARO and this increment will be accreted to its estimated settlement value of approximately $9,948 over the remaining lease term. Accretion expense recorded in 2005 related to this ARO was $39.

13.	DEBT AND FINANCING ARRANGEMENTS

At December 31, 2004, the Company had outstanding a Credit Facility which included a $5,000 line of credit, a mortgage loan and an equipment term loan. On August 8, 2005, the Company entered into the sale and leaseback transaction for the Company’s principal processing facility, which is more fully discussed in Note 8, “Property, Plant and Equipment”. A portion of the proceeds from this transaction were utilized to repay the then outstanding balance of the mortgage and equipment term loan. The line of credit had no amounts outstanding on August 8, 2005. As a result of these actions, the Company cancelled the line of credit and terminated the Credit Facility.

Long-term debt consisted of the following at December 31, :

2004

Domestic bank equipment term loan	$8,987

Domestic revolving line of credit of $5,000 of which no amounts were outstanding

Domestic building mortgage loan	3,750

12,737
Less current portion	(2,661)

$10,076

14.	OTHER LIABILITIES

Other liabilities consist of the following at December 31:

	2005	2004

Deferred gain on the sale of facility	$3,588	$
Asset retirement obligations	3,418
Amounts due under retirement/severance agreements	545
Deferred tax liability			604
Other	138		136

	$7,689		$740

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
15. INCOME TAXES
     The income tax provision (benefit) for the year ended December 31 is summarized as follows:

	2005	2004	2003

Current:
Federal	$ (362)	$ (3,433)	$ 4,005
Foreign	(209)	254
State	68	308	644

	(503)	(2,871)	4,649

Deferred:
Federal	(20)	287	1,690
Foreign	8	63
State		1,674	540

	(12)	2,024	2,230

Income tax provision (benefit)	$ (515)	$ (847)	$ 6,879

	2005	2004	2003

Income (loss) before income taxes:
United States	$(19,568)	$(7,065)	$17,705
International	(2,064)	935	41

	$(21,632)	$(6,130)	$17,746

The difference between the income tax provision (benefit) and the expected tax which would result from the use of the federal statutory income tax rate is as follows:

	2005	2004	2003

Computed tax at statutory Federal rate	$(7,355)	$(2,084)	$6,034
Release of prior year tax liability		(203)
State income taxes, net of Federal benefit	(1,453)	(480)	781
Foreign income taxes	192	173
Valuation allowance — Federal	6,597
Valuation allowance — State	1,498	1,788
Other	6	(41)	64

Income tax provision (benefit)	$ (515)	$ (847)	$6,879

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
     The components of the deferred tax assets and deferred tax liabilities at December 31 are as follows:

	2005	2004

Deferred Tax Assets:
Net operating loss carry forwards:
Federal	$4,683	$
Foreign	2,157	1,464
State	3,279	1,565
Tax credits:
Federal	20	37
State	1,055	1,093
Inventory reserves	1,518	1,754
Asset retirement obligation	1,842	665
Deferred gain on the sale of facility	1,595
Other	1,973	1,597
	18,122	8,175
Less valuation allowance	(13,782)	(4,173)

Deferred tax assets	4,340	4,002

Deferred Tax Liabilities:
Depreciation	3,606	3,235
Other	734	858
Deferred tax liabilities	4,340	4,093

Net deferred tax asset (liability)	$	$ (91)

In 2005, the Company’s valuation allowance results principally from federal, state and foreign losses, and related net operating loss carryforwards for which the realization of future tax benefits is uncertain. The Company’s international subsidiaries have generated cumulative operating losses. In 2004, the Company’s valuation allowance results principally from domestic state and foreign net operating loss carryforwards for which the realization of future tax benefits is uncertain.
At December 31, 2005, the Company had federal net operating loss carryforwards and federal research and development credits of $13,772 and $20, respectively, which expire in 2025. At December 31, 2005, the Company has state net operating loss carryforwards of $31,349. State net operating loss carryforwards, which primarily offset New Jersey taxable income, expire in varying amounts beginning in 2010 through 2012. In addition, the Company has state research and development, manufacturing and other credits of $1,055, primarily to offset New Jersey income taxes, which expire in varying amounts beginning in 2006 through 2012. Foreign net operating loss carryforwards aggregate $6,186 and expire in varying amounts beginning 2006 through 2010. The Company has provided valuation allowances for all of these net operating loss carryforwards and credits due to the uncertainty of realizing future tax benefits from these tax attributes.
16. COMMITMENTS AND CONTINGENCIES
Processing and Tissue Supply Agreements
The Company is the processor of allograft bone tissue for domestic and international clients and provides these processing services pursuant to long-term service agreements. The Company’s agreements with its clients generally provide for cross-indemnification against liability arising out of performance of the agreements.

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
The Company has two agreements with MTF. Under these two agreements, MTF currently provides a substantial portion of the allograft bone tissue that the Company processes. The first agreement, which was entered into in June, 2002, expires on December 31, 2008 (the “2002 Agreement”). The second agreement, which was entered into in December, 2004, expires on December 31, 2006 (the “2004 Agreement”), and provides for two additional one-year renewal terms if certain conditions contained in the agreement are met.
The 2002 Agreement provides for MTF to supply a maximum number of donors for processing into MTF labeled traditional tissue and MTF labeled Grafton® DBM, which is distributed and invoiced to hospitals and surgeons by MTF. The Company charges MTF a processing fee for its services in processing donors into MTF labeled tissue grafts. Under the 2002 Agreement, the number of donors to be provided by MTF is subject to a quarterly adjustment, either upward or downward but in no event in excess of the contractual maximum, as determined based on an average yield target per donor for MTF labeled Grafton® DBM. Due to the continued decline in the market demand for MTF labeled Grafton® DBM, MTF provided 54% of the contractual maximum in 2005.
Under the 2002 Agreement, MTF also supplies the Company with a specific number of donors, which are processed into Osteotech labeled Grafton® DBM, Graftech® Bio-implants and traditional tissues or into private label tissue grafts. The Company reimburses MTF for services related to donor recovery and donor eligibility. The tissue grafts processed from these donors are distributed by the Company, or in the case of private label tissue grafts by Smith & Nephew. The Company will continue to receive donors under the 2002 Agreement until the termination of the agreement in December, 2008. The Company processes these donors into tissue grafts or will utilize these donors to augment unprocessed donor tissue inventory. The Company expects to reimburse MTF a minimum of approximately $6,000, $6,000 and $5,500 in 2006, 2007 and 2008, respectively, for MTF’s donor recovery and donor eligibility services related to the donors the Company will receive from MTF.
The 2004 Agreement provides for MTF to supply a maximum number of donors for processing into MTF labeled traditional tissue and Osteotech labeled Grafton® DBM and Graftech® Bio-implants. The Company charges MTF a processing fee for its services in processing these donors into MTF labeled traditional tissue and the Company reimburses MTF for its services related to donor recovery and donor eligibility for the allograft bone tissue that is utilized for Grafton® DBM and Graftech® Bio-implants. Under the 2004 Agreement, the number of donors to be provided by MTF is subject to a quarterly adjustment, either upward or downward but in no event in excess of the contractual maximum, as determined based on an average yield target per donor. The 2004 Agreement will automatically renew for two additional one-year terms if the Company processes an average of 25 donors per month for the first six months of the calendar year prior to expiration of the then current term. In 2005, MTF provided 90% of the contractual maximum. The Company anticipates that it will process a sufficient number of donors in the first six months of 2006 for the 2004 Agreement to automatically renew for 2007.
On January 1, 1997, the Company entered into an exclusive ten-year processing agreement with ARC. In October, 2002, the processing agreement was amended. In November 2004, the Company was informed that MTF had agreed to acquire the assets of ARC’s allograft tissue banking operations. On December 22, 2004, the Company entered into the 2004 Agreement with MTF, which was effective upon the closing of MTF’s acquisition of ARC’s tissue banking operations. On January 14, 2005, the Company entered into an agreement with ARC that terminated the existing processing agreement with ARC upon the closing of the MTF acquisition. On January 25, 2005, the Company was notified that MTF completed its

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
acquisition of the assets of ARC’s tissue bank operations. The new processing agreement with MTF and termination agreement with ARC both became effective on such date.
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
The Company entered into a five-year agreement with Community Tissue Services, or CTS, in February, 2006. Pursuant to the agreement, CTS will recover donors, evaluate donor eligibility and supply the Company with cortical shafts from a minimum number of donors per month. Under the terms of the agreement, the Company may request to receive allograft bone tissue in excess of the contractual minimum, which CTS may supply if such additional tissue is available. The agreement will automatically renew for successive two-year terms unless either party notifies the other party in writing six months prior to renewal. The Company expects to reimburse CTS approximately $1.3 million annually for donor recovery and donor eligibility services related to the cortical shafts the Company will receive under the agreement.
Retirement Agreements
In 2005, the Company entered into retirement agreements with Richard W. Bauer, the Company’s former Chief Executive Officer, and Michael J. Jeffries, the Company’s former Executive Vice President, Chief Financial Officer and Secretary. Messrs. Bauer and Jeffries retired from the Company on December 31, 2005.
Pursuant to Mr. Bauer’s retirement agreement, Mr. Bauer is entitled to (i) payments equal to 24 months of his gross base salary, (ii) a transition payment in the amount of $47 for the purpose of establishing an office and arranging support so as to be in a position to assist the Company in the duties outlined in the Agreement, (iii) compensation corresponding to all unused vacation pay accrued as of the date of his retirement, (iv) payment of premiums for medical, dental and life insurance coverage, consistent with past practice, through the later of December 31, 2007 and the date Mr. Bauer ceases serving on the Company’s Board of Directors (the “Insurance Termination Date”), and (v) payment of all COBRA premiums commencing on the Insurance Termination Date through the earlier of (a) such time as Mr. Bauer is eligible to receive Medicare benefits and (b) eighteen months after the Insurance Termination Date.
Pursuant to Mr. Jeffries retirement agreement, Mr. Jeffries is entitled to (i) payments equal to 15 months of his gross base salary, (ii) compensation corresponding to all unused vacation pay accrued as of the date of retirement, (iii) payment of premiums for medical, dental and life insurance coverage through March 31, 2007, and (iv) payment of all COBRA premiums commencing April 1, 2007 through (a) the earlier of such time Mr. Jeffries is eligible to receive Medicare benefits or (b) eighteen months after April 1, 2007.
In addition, all outstanding stock options granted to Messrs. Bauer and Jeffries shall remain exercisable through the original expiration dates of the option agreements pursuant to which they were granted, notwithstanding any provisions in such option agreements which would have limited the exercise period of such options following the termination of their

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
employment with the Company. In addition, Messrs. Bauer and Jeffries and the Company mutually agreed to release each other from any claims or liabilities arising out of their employment or retirement. Messrs. Bauer and Jeffries will also be subject to certain non-competition covenants through December 31, 2007 and March 31, 2007, respectively.
The aggregate value of Messrs. Bauer and Jeffries retirement agreements is $924 and $415, respectively, and has been included in marketing, selling and general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2005. Payments under the retirement agreements will aggregate $794 and $545 in 2006 and 2007, respectively.
Litigation
William D. Burge v. Springhill Hospitals, Inc., et al.
In January, 2005, the Company was served with a complaint in an action brought by plaintiff William D. Burge in the Circuit Court for Mobile County, Alabama against several defendants, including the Company. The complaint alleges that plaintiff suffered an infection from defective bone putty and/or donor bone graft used during a cervical procedure performed on plaintiff. Plaintiff alleges personal injuries and damages in an unspecified amount. The Company served an answer to the complaint on February 14, 2005. Discovery in this action is in process.
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
Tissue Transplant Technology, Ltd. d/b/a Bone Bank Allografts v. Osteotech, Inc.
In December, 2004, the Company was served with a suit filed by Tissue Transplant Technology, Ltd. d/b/a Bone Bank Allografts (“BBA”). In February, 2006, the Company and BBA settled this action. There was no impact to the Company’s financial condition or results of operations from this settlement.
Burel v. Osteotech, Inc. and Richard W. Bauer, Chief Executive Officer of Osteotech, Inc.
Marc Burel, a former executive officer, named the Company in an action pending in New Jersey Superior Court. Among other things, Mr. Burel asserts several claims against the Company, including Mr. Bauer in his capacity as Chief Executive Officer, for breach of contract and fraud, in connection with certain monies allegedly owed to Mr. Burel pursuant to his employment agreement. Mr. Burel seeks an unspecified amount of compensatory and punitive damages. The parties have agreed to attempt to mediate this action. Discovery is pending. The Company believes that the claims made against it in this action are without merit and, if necessary, will vigorously defend against such claim.
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

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
legal costs for services previously rendered) has been made for such pending litigation in the consolidated financial statements.
17. STOCKHOLDERS’ EQUITY
Preferred Stock
The authorized capital of the Company includes 5,000,000 shares of Preferred Stock, the rights and provisions of which will be determined by the Board of Directors at the time any such shares are issued, if at all. No shares of Preferred Stock were issued or outstanding at any time during 2005, 2004 or 2003.
Stock Options
The Company’s 2000 Stock Plan (the “2000 Plan”), as amended pursuant to a shareholders’ vote at the Company’s annual meeting in 2003, authorizes the grant of up to 2,250,000 shares of the Company’s common stock in the form of incentive stock options, non-qualified stock options or other stock-based awards to employees, directors and consultants. Prior to the shareholder vote in June, 2003, the 2000 Plan authorized the grant of up to 1,000,000 shares of common stock in the form of stock-based awards. Incentive stock options may be granted at prices not less than 100% of the fair market value on the date of grant. Non-qualified stock options and other stock-based awards may be granted at the discretion of the Compensation Committee of the Board of Directors under terms and conditions as determined by the Compensation Committee. Options issued pursuant to the 2000 Plan typically have terms requiring vesting ratable over four years, except for options issued to non-employee directors for which the vesting period is one year, or such period to match the vesting period or adjusted vesting period determined by the Company’s Compensation Committee or Board of Directors. Options expire ten years from the date of grant.
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
In 2004 and 2005, the Company’s Board of Directors approved a number of actions which accelerated the vesting of certain outstanding options, vested immediately the December, 2005 stock option grants and changed the terms of certain stock options for retiring/resigning executive officers. See Note 2, “Summary of Significant Accounting Policies – Stock Options” for a detailed discussion of these Board actions.

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Stock option activity for the years 2005, 2004, and 2003 is as follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at January 1,	2,889,987	$8.39	2,499,762	$9.10	2,405,312	$9.26
Granted	427,900	4.07	694,850	5.41	374,450	9.06
Exercised	(47,575)	3.84	(22,875)	4.35	(80,437)	4.74
Cancelled or expired	(333,250)	6.75	(281,750)	7.62	(199,563)	12.75

Outstanding at December 31,	2,937,062	$8.03	2,889,987	$8.39	2,499,762	$9.10

Exercisable at December 31,	2,752,062	$8.32	2,450,137	$9.02	1,758,957	$9.56

Available for grant at December 31,	263,625		580,150		1,112,000

Weighted average fair value per share of options granted during the period		$1.04		$3.63		$7.67

The following table summarizes the information about stock options outstanding at December 31, 2005:

			Options Outstanding			Options Exercisable
				Weighted
			Number	Average	Weighted	Number	Weighted
			Outstanding	Remaining	Average	Exercisable at	Average
			at December	Contractual	Exercise	December 31,	Exercise
Range of Exercise Prices			31, 2005	Life (Years)	Price	2005	Price

$2.62	To	$3.79	276,625	7.2	$3.40	131,625	$3.51

3.80	To	5.05	510,087	8.1	4.33	470,087	4.30

5.06	To	6.31	536,400	6.8	5.54	536,400	5.54

6.32	To	7.58	380,500	5.1	6.55	380,500	6.55

7.59	To	8.84	621,950	3.2	8.34	621,950	8.34

8.85	To	10.10	150,000	5.7	8.90	150,000	8.90

10.11	To	11.36	60,000	5.2	10.97	60,000	10.97

11.37	To	15.15	113,000	5.5	12.96	113,000	12.96

15.16	To	22.73	243,500	2.9	18.92	243,500	18.92

22.74	To	37.88	45,000	3.4	37.88	45,000	37.88

$2.62	To	$37.88	2,937,062	5.6	$8.03	2,752,062	$8.32

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Stock Purchase Plan

The 1994 Employee Stock Purchase Plan (the “1994 Purchase Plan”) provided for the issuance of up to 575,000 shares of Common Stock. Eligible employees may purchase shares of the Company’s Common Stock through payroll deductions of 1% to 7 1/2% of annual compensation. The purchase price for the stock is 85% of the fair market value of the stock on the last day of each calendar quarter. At December 31, 2005, 131,008 shares were available for future offerings under this plan. The 1994 Purchase Plan expires on July 1, 2009.

Stockholder Rights Agreement

In May, 2005, the Executive Committee of the Board of Directors approved the execution of an amended and restated rights agreement (the “Amended and Restated Rights Agreement”), which amended and restated the rights agreement, dated as of February 1,1996, between the Company and Registrar and Transfer Company, as rights agent, as amended by Amendment No. 1 thereto dated March 25, 1999 (the “Original Rights Agreement”). The Original Rights Agreement granted a dividend of one preferred stock purchase right (the “Right”) for each outstanding share of common stock. The Amended and Restated Rights Agreement eliminated the provisions in the Original Rights Agreement that limited the authority of the Board of Directors to take action under certain circumstances, unless such actions were approved by the Continuing Directors, as such term was defined in the Original Rights Agreement. Upon the occurrence of certain events, each Right entitles the stockholder to purchase from the Company one one-hundredth of a preferred share at a price of $170.00 per one one-hundredth of a preferred share, subject to adjustment. The Rights will not be exercisable or separable from the common shares until ten business days after a person or group acquires or tenders for 20% or more of the Company’s outstanding common shares (“triggering event”). The Amended and Restated Rights Agreement also provides that, after a triggering event occurs, the Rights convert into a Right to buy common stock and entitle its holder to receive upon exercise that number of common shares having a market value of two times the exercise price of the Right. In the event the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to receive upon exercise of the Right, at the Right’s then current exercise price, that number of the acquiring company’s common shares having a market value of two times the exercise price of the Right. The Company is entitled to redeem the Rights at a price of $.01 per Right at any time prior to their becoming exercisable, and the Rights expire on March 31, 2009. The Amended and Restated Rights Agreement was adopted to maximize the value of all stockholders’ ownership interest in the Company by establishing a deterrent to abusive takeover tactics sometimes used in challenges for corporate control.

18.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2005	2004	2003

Cash paid (refunded) during the year for taxes	$(2,791)	$1,324	$(79)
Cash paid during the year for interest	$1,108	$537	$874
Noncash financing and investing activities:
Assets obtained by capital lease	$16,500
Asset retirement obligation	$2,185

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
19.	EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Year Ended
	2005	2004	2003
Net income (loss)	$(21,117)	$(5,283)	$10,867

Denominator for basic earnings (loss) per share:
Weighted average common shares outstanding	17,195,868	17,146,127	17,059,495
Effect of dilutive securities — stock options			461,464

Denominator for diluted earnings (loss) per share	17,195,868	17,146,127	17,520,959

Basic earnings (loss) per share	$(1.23)	$(.31)	$.64

Diluted earnings (loss) per share	$(1.23)	$(.31)	$.62

For 2005 and 2004, common equivalent shares, consisting solely of stock options, of 2,937,062 and 2,889,987, respectively, are excluded from the calculation of diluted net loss per share as their effects are antidilutive. Options to purchase 468,505 shares of common stock that were outstanding during 2003 were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares.

20.	OPERATING SEGMENTS

The Company has two primary business segments: the DBM Segment and the Base Tissue Segment. The DBM Segment engages in the processing and marketing of Grafton® and private label DBMs. The Base Tissue Segment primarily engages in the processing of mineralized weight-bearing allograft bone tissue, including the Company’s proprietary Graftech® Bio-Implant allograft bone tissue forms. The Company’s other business lines engage in processing, marketing and distributing bovine tissue products and marketing and distributing metal spinal implant products through June 30, 2004.

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

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
20.	OPERATING SEGMENTS (continued)
Summarized financial information concerning the Company’s segments is shown in the following table.

		Base Tissue
	DBM Segment	Segment	Other	Consolidated

Revenues:
2005	$52,066	$39,835	$1,406	$93,307
2004	45,790	39,330	3,457	88,577
2003	46,294	41,465	6,674	94,433

Operating income (loss):
2005	$(344)	$(20,055)	$331	$(20,068)
2004	4,383	(9,282)	(1,731)	(6,630)
2003	20,646	2,703	(5,217)	18,132

Depreciation and amortization:
2005	$1,026	$4,670	$26	$5,722
2004	778	7,340	225	8,343
2003	2,206	5,104	1,188	8,498

In 2004, the Base Tissue Segment operating loss included the impairment charge of $5,853 related to the processing environment in the Shrewsbury Facility as more fully described in Note 4, “Gains and Charges”.
Financial information by geographic area is summarized as follows:

	United States	Europe	Consolidated

Revenues
2005	$79,957	$13,350	$93,307
2004	77,317	11,260	88,577
2003	86,070	8,363	94,433

Long-lived Assets
2005	$38,940	$1,022	$39,962
2004	36,165	1,282	37,447
2003	45,911	1,196	47,107
In 2005, the Company has one customer, MTF, which accounted for $24,984, or 27%, of consolidated revenues. In 2004 and 2003, MTF accounted for $18,270 and $23,424, or 21% and 25%, respectively, of consolidated revenues. In 2004 and 2003, ARC accounted $18,365 and $23,037, or 21% and 24%, respectively, of consolidated revenues. In January, 2005, MTF acquired the assets of the allograft tissue banking operation of ARC.

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
21.	RETIREMENT BENEFITS
The Company has a 401(k) plan which covers substantially all full time U.S. employees. The Company contributes an amount equal to 35% of each participant’s contribution. A participant’s contribution may not exceed 15% of annual compensation, or the maximum allowed by the Internal Revenue Code, if less than 15% of compensation. Provisions of the plan include graduated vesting over five years from date of employment. Total Company contributions for the years ended December 31, 2005, 2004, and 2003 were $495, $378 and $414, respectively.
The Company does not maintain any other pension or post retirement plans.
22.	QUARTERLY FINANCIAL DATA (unaudited)
The following is a summary of the unaudited quarterly results for the years ended December 31, 2005 and 2004:

	Quarter Ended
	March 31	June 30	September 30	December 31

2005

Net revenues	$23,848	$25,290	$22,245	$21,924
Gross profit	10,627	10,073	7,006	4,156
Net income (loss)	(831)	(1,878)	(6,797)	(11,611)
Earnings Loss per share:
Basic	(.05)	(.11)	(.40)	(.67)
Diluted	(.05)	(.11)	(.40)	(.67)

2004

Net revenues	$23,777	$22,225	$22,132	$20,443
Gross profit	9,638	9,957	10,298	6,182
Net income (loss)	(1,255)	(427)	1,022	(4,623)
Earnings (loss) per share:
Basic	(.07)	(.02)	.06	(.27)
Diluted	(.07)	(.02)	.06	(.27)
See Note 4, “Gains and Charges” for discussion of significant gains and charges recorded in 2005 and 2004.

SCHEDULE II
OSTEOTECH, INC. and SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance At	Additions					Balance At
	Beginning	Charged To	Charged				End
	Of Period	Expenses	To Other		Deductions		Of Period

For the year ended December 31, 2005:
Allowance for doubtful accounts — current	$1,468	$(101)	$(15	)(a)	$(221	)(b)	$1,131
Allowance for doubtful accounts — long term	160	439	(42	)(a)			557
Valuation allowance for deferred tax asset	4,173	8,976	633	(c)			13,782

For the year ended December 31, 2004:
Allowance for doubtful accounts — current	1,487	620	24	(a)	(663	)(b)	1,468
Allowance for doubtful accounts — long term		160					160
Valuation allowance for deferred tax asset	2,759	2,709	(328	)(e)	(967	) (d)	4,173

For the year ended December 31, 2003:
Allowance for doubtful accounts	943	561	34	(a)	(51	)(b)	1,487
Valuation allowance for deferred tax asset	2,803		474	(a)	(518	)(d)	2,759

(a)	Represents foreign currency translation adjustments.

(b)	Represents the write-off of accounts receivable

(c)	Represents the tax effect of temporary differences.

(d)	Represents recognition of a deferred tax asset.

(e)	Represents the effect of liquidation of CAM Implants, Inc.

S-1

EXHIBIT INDEX

Exhibit		Page
Number	Description	Number

10.60	Retirement Agreement, dated as of November 22, 2005, by and between Osteotech, Inc. and Richard W. Bauer	*

10.61	Amendment No. 1, effective as of January 1, 2006, to Employment Agreement, effective as of November 1, 2000, between Osteotech, Inc. and Mark H. Burroughs	*

10.62	Amendment No. 1, effective as of January 1, 2006, to Employment Agreement, dated July 2, 2004, between Osteotech, Inc. and Sam Owusu-Akyaw	*

10.63	Separation Letter Agreement, dated November 29, 2005 and Consulting Agreement, dated December 21, 2005, between Osteotech, Inc. and James L. Russell, Ph.D.	*

21.1	Subsidiaries of Registrant	*

23.1	Consent of Independent Registered Public Accounting Firm – BDO Seidman, LLP	*

23.2	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith.