Form 10-Q
period 2006-03-31
OSTEOTECH INC
filed 2006-05-10
CIK 874734

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006

                                       or

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

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer       Accelerated filer  X    Non-accelerated filer
                        ---                     ---                         ---
Indicated by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes     No  X
                                     ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of the registrant's common stock, $.01 par value, outstanding as of May 5, 2006 was 17,297,075.

                                 OSTEOTECH, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets as March 31, 2006 and
            December 31, 2005                                               3
         Condensed Consolidated Statements of Operations for the
            Three Months Ended March 31, 2006 and 2005                      4
         Condensed Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 2006 and 2005                      5
         Notes to Condensed Consolidated Financial Statements               6
Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      13
Item 3.  Quantitative and Qualitative Disclosures About Market Risks       19
Item 4.  Controls and Procedures                                           19

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings                                                 21
Item 6.  Exhibits                                                          21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        OSTEOTECH, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                             March 31,    December 31,
                                                                                2006          2005
                                                                            -----------   ------------
                                                                            (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                  $ 12,790      $ 13,484
   Accounts receivable, net of allowance of $1,046 in 2006 and $1,131 in
      2005                                                                      18,021        14,879
   Deferred processing costs                                                    28,571        28,805
   Inventories                                                                   1,392         1,278
   Prepaid expenses and other current assets                                     3,679         3,438
                                                                              --------      --------
      Total current assets                                                      64,453        61,884
Property, plant and equipment, net                                              39,430        39,962
Other assets                                                                     8,925         9,176
                                                                              --------      --------
      Total assets                                                            $112,808      $111,022
                                                                              ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                                   $ 18,155      $ 16,320
   Current maturities of capital lease obligation                                  672           655
                                                                              --------      --------
      Total current liabilities                                                 18,827        16,975
Capital lease obligation                                                        15,428        15,603
Other liabilities                                                                7,499         7,689
                                                                              --------      --------
      Total liabilities                                                         41,754        40,267
                                                                              --------      --------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding
   Common stock, $.01 par value; 70,000,000 shares authorized; issued and
      outstanding 17,277,075 shares in 2006 and 17,259,964 shares in 2005          173           173
   Additional paid-in capital                                                   65,049        64,915
   Accumulated other comprehensive income                                          716           793
   Retained earnings                                                             5,116         4,874
                                                                              --------      --------
      Total stockholders' equity                                                71,054        70,755
                                                                              --------      --------
      Total liabilities and stockholders' equity                              $112,808      $111,022
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

                        OSTEOTECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                  (dollars in thousands, except per share data)

                                                          Three Months Ended
                                                              March 31,
                                                      -------------------------
                                                          2006          2005
                                                      -----------   -----------
Net revenues:
   Service                                            $    24,506   $    23,438
   Product                                                    574           410
                                                      -----------   -----------
                                                           25,080        23,848
Cost of services                                           13,165        13,063
Cost of products                                              336           158
                                                      -----------   -----------
                                                           13,501        13,221
                                                      -----------   -----------
Gross profit                                               11,579        10,627
Marketing, selling, general and administrative             10,096        10,606
Research and development                                    1,172           962
                                                      -----------   -----------
                                                           11,268        11,568
                                                      -----------   -----------
Operating income (loss)                                       311          (941)
Other income (expense):
   Interest expense, net                                     (270)         (111)
   Other                                                      244          (185)
                                                      -----------   -----------
                                                              (26)         (296)
                                                      -----------   -----------
Income (loss) before income taxes                             285        (1,237)
Income tax provision (benefit)                                 43          (406)
                                                      -----------   -----------
Net income (loss)                                     $       242   $      (831)
                                                      ===========   ===========
Earnings (loss) per share:
   Basic                                              $       .01   $      (.05)
   Diluted                                            $       .01   $      (.05)
Shares used in computing earnings (loss) per share:
   Basic                                               17,265,853    17,176,696
   Diluted                                             17,363,156    17,176,696

See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)

                                                                 Three Months Ended
                                                                      March 31,
                                                                 ------------------
                                                                   2006      2005
                                                                 -------   -------
CASH FLOW FROM OPERATING ACTIVITIES
   Net income (loss)                                             $   242   $  (831)
   Adjustments to reconcile net income (loss)
      to net cash provided by (used in) operating activities:
      Depreciation and amortization                                1,380     1,405
      Stock-based compensation expense                                61
      Changes in current assets and liabilities:
         Accounts receivable                                      (3,142)   (4,094)
         Deferred processing costs                                   234    (1,179)
         Inventories                                                (114)     (231)
         Prepaid expenses and other current assets                  (241)     (513)
         Note receivables from patent litigation settlement          250       250
         Accounts payable and other liabilities                    1,638     4,419
                                                                 -------   -------
Net cash provided by (used in) operating activities                  308      (774)
CASH FLOW FROM INVESTING ACTIVITIES
   Capital expenditures                                             (786)     (142)
   Other, net                                                       (164)      (24)
                                                                 -------   -------
Net cash used in investing activities                               (950)     (166)
CASH FLOW FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                             73        46
   Principal payments on capital lease obligation                   (158)
   Principal payments on long-term debt                                       (665)
                                                                 -------   -------
Net cash used in financing activities                                (85)     (619)
Effect of exchange rate changes on cash                               33       (72)
                                                                 -------   -------
Net decrease in cash and cash equivalents                           (694)   (1,631)
Cash and cash equivalents at beginning of period                  13,484    13,391
                                                                 -------   -------
Cash and cash equivalents at end of period                       $12,790   $11,760
                                                                 =======   =======
Supplementary cash flow data:
   Cash paid during the period for interest                      $   424   $   181
   Cash paid during the period for taxes                             191        18
                                                                 =======   =======

See accompanying notes to condensed consolidated financial statements.

                        OSTEOTECH, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements, other than the condensed consolidated balance sheet at December 31, 2005, included herein are unaudited and reflect all adjustments (consisting only of normal recurring accruals) considered necessary by management for a fair statement of the consolidated financial position as of March 31, 2006 and the consolidated results of operations and consolidated cash flows for the three months ended March 31, 2006 and 2005. The results of operations and cash flows for the respective interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts within the consolidated financial statements have been reclassified to conform to the 2006 presentation. The condensed consolidated financial statement should be read in conjunction with the audited consolidated financial statements, which were included as part of Osteotech, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2005.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

     As of January 1, 2006, we adopted the Statement of Financial Accounting Standards Board ("SFAS") No. 123(R), "Share Based Payment". Prior to the adoption of SFAS No. 123(R) we recognized and measured our share-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The adoption of SFAS No. 123(R) did not have a material impact on our results of operations for the three months ended March 31, 2006. See Note 5, "Stock Compensation Plan", for more information regarding the Company's adoption of SFAS No. 123(R).

     As of January 1, 2006, we adopted SFAS No. 154, "Accounting Changes and Error Corrections". SFAS No. 154 addresses the requirements for the accounting for and reporting of a change in accounting principle. It requires retrospective application to prior periods financial statements of changes in accounting principles unless a pronouncement giving rise to a change in accounting principle includes specific transition provisions, in which case those provisions should be followed. There was no impact on the Company's financial position, results of operations or cash flows from the adoption of this pronouncement.

3.   DEFERRED PROCESSING COSTS

     Deferred processing costs consist of the following:

                                                    March 31,   December 31,
                                                      2006         2005
                                                    ---------   ------------
Unprocessed donor tissue to be distributed by
   the Company                                       $ 9,118       $ 8,896
Tissue in process                                      6,223         4,621
Implantable donor tissue to be distributed by the
   Company                                            11,998        14,492
Implantable donor tissue held for clients              1,232           796
                                                     -------       -------
                                                     $28,571       $28,805
                                                     =======       =======

     Unprocessed donor tissue to be distributed by the Company represents the value of such allograft bone tissue expected to be processed within the next year. Unprocessed donor tissue to be distributed by the Company expected to be processed in periods subsequent to one year of $3,378 at both March 31, 2006 and December 31, 2005 was reflected in other assets.

                        OSTEOTECH, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

4.   INVENTORIES

     Inventories consist of the following:

                 March 31,   December 31,
                   2006         2005
                 ---------   ------------
Supplies           $  238       $  194
Raw materials         740          813
Finished goods        414          271
                   ------       ------
                   $1,392       $1,278
                   ======       ======

5.   STOCK COMPENSATION PLANS

     The Company's stock compensation plan (the "2000 Stock Plan"), authorizes the grant of up to 2,250,000 shares of the Company's unissued common stock in the form of incentive stock options, non-qualified stock options or other stock-based awards to eligible employees, directors and consultants. Incentive stock options may be granted at prices not less than 100% of the fair market value on the date of grant. Non-qualified stock options and other stock-based awards may be granted at the discretion of the Compensation Committee of the Board of Directors under terms and conditions as determined by the Compensation Committee. Options issued pursuant to the 2000 Stock Plan typically have terms requiring vesting ratable over four years, except for options issued to non-employee directors for which the vesting period is one year, or such period to match the vesting period or adjusted vesting period determined by the Company's Compensation Committee or Board of Directors. The vesting term of options issued in the three months ended March 31, 2006 had ratable vesting over four years. All options and stock based awards have a maximum contractual term of 10 years. The 2000 Stock Plan replaced prior plans, except to the extent that options issued under the prior plans continue to remain outstanding.

     The Company also has an employee stock purchase plan under which eligible employees have the ability to purchase shares of the Company's common stock. The purchase price of the stock is 85% of the fair value of the stock on the last day of each quarter.

     Stock Options

     The adoption of SFAS No. 123(R) requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors, including employee stock options and employee stock purchases related to employee stock purchase plans. SFAS No. 123(R) supersedes APB No. 25, which we previously applied for all periods prior to 2006.

     The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires application of the accounting standard as of January 1, 2006 and the condensed consolidated financial statements as of and for the three months ended March 31, 2006 reflect such impact. In 2005 and 2004, the Company's Board of Directors initiated several actions to accelerate the vesting of certain outstanding stock options. As a result, options representing 1,271,102 shares of common stock were vested and the non-cash compensation expense related to these stock options was reflected in our proforma disclosures required under SFAS No. 123. There was no non-cash compensation expense related to these stock options which will impact 2006 or any other future period. In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS No. 123(R). For the three months ended March 31, 2006, we recognized a non-cash

                        OSTEOTECH, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

     compensation expense in the consolidated statement of operations of $61 pursuant to the adoption of SFAS No. 123(R). Non-cash stock-based compensation for the three months ended March 31, 2006 resulted in no tax benefit to the Company as a result of the Company's providing a full valuation reserve on deferred tax assets. At March 31, 2006 and December 31, 2005, the unrecorded fair value based compensation with respect to options issued prior to that date but not vested was $250 and $244, respectively, and the weighted average period over which that compensation will be charged to operations is 3.2 and 2.9 years, respectively.

     SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. The Company is also required to establish the value of an additional paid-in capital pool related to the tax impacts related to employee share-based compensation awards for which compensation costs were reflected in our pro forma disclosures required under SFAS No. 123. The Company has not yet completed the calculation of this pool, which is not required to be determined until the fourth quarter of 2006, but the Company believes there will be no impact on our financial position or results of operations from this calculation.

     Share-based compensation expense recognized in our condensed consolidated statements of operations for the three months ended March 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, as well as compensation expense for the share-based payment awards granted subsequent to January 1, 2006. Such share-based compensation expense was based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Share-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, and therefore has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates.

     Prior to the adoption of SFAS No. 123(R), we accounted for share-based awards using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123, "Accounting for Stock-Based Compensation." Under the intrinsic value method, no share-based compensation expense had been recognized in our condensed consolidated statements of operations for periods prior to 2006 because the exercise price of our stock options granted equaled the fair market value of the underlying stock at the date of grant. In our pro forma disclosures required under SFAS No. 123 for the periods prior to 2006, we estimated forfeitures and in subsequent periods adjusted forfeitures for actual amounts.

     For purposes of determining the estimated fair value of share-based payment awards on the date of grant under SFAS No. 123(R), the Company utilizes the Black-Scholes option-pricing model ("Black-Scholes Model"). The Black-Scholes Model requires the input of certain assumptions that involve judgment. Because stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of the Company's stock options. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value of share-based compensation. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, and thereby materially impact our fair value determination.

                        OSTEOTECH, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

     The fair value of each option granted during the three months ended March 31, 2006 and 2005 was estimated on the grant-date using the Black-Scholes Model with the following weighted average assumptions:

                                        Three Months Ended March 31,
                                        ----------------------------
     Weighted Average Assumptions               2006    2005
     ----------------------------               ----   -----
Expected holding period (years)                    5       5
Risk-free interest rate                         4.32%   4.30%
Volatility factor                                 76%     79%
Dividend yield                                     0       0
Annual forfeiture rate                             3%      3%
Fair value per share at date of grant          $3.79   $2.54

     The expected holding period was determined based on management's assessment considering expected experience and the Company's historical data. Volatility is estimated considering the historical volatility of the Company's daily common stock price over a period similar to the expected holding period of the option. The risk-free interest rate is based on U.S. Treasury rates appropriate for the expected holding period of the option.

     The following table summarizes information concerning option transactions for the periods presented:

                                               Weighted Average
                                              Exercise Price per
            Options                Shares           Share
            -------              ----------   ------------------
Outstanding at January 1, 2006    2,937,062          $8.03
   Granted                           20,000           5.87
   Exercised                        (10,000)          4.09
   Forfeited                        (15,000)          4.46
   Expired                          (58,875)          5.86
                                  ---------          -----
Outstanding at March 31, 2006     2,873,187          $8.09
                                  =========          =====
Exercisable at March 31, 2006     2,683,187          $8.39
                                  =========          =====

     At March 31, 2006, the aggregate intrinsic value and the weighted average remaining contractual term of options outstanding and options exercisable was $246 and $122 and 5.4 years and 5.1 years, respectively. The aggregate intrinsic value represents the total pre-tax value, based on the Company's average stock price as of March 31, 2006, which would have been received by the option holders had they exercised their in-the-money options as of that date. During the three months ended March 31, 2006, no outstanding options vested and the intrinsic value of options exercised was $7.

     At March 31, 2006, the Company had 317,500 shares of common stock reserved for future stock option grants.

                        OSTEOTECH, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

     The following table sets forth pro forma net loss and net loss per share data for both basic and diluted net loss per share assuming the adoption of SFAS No. 123(R) for the periods presented:

                                                     Three Months Ended
                                                       March 31, 2005
                                                     ------------------
Net loss - as reported                                     $(831)
Impact on net loss related to stock-based
   employee compensation expense, net of tax                  54
                                                           -----
Net loss - pro forma                                       $(885)
                                                           =====
Basic and diluted net loss per share - as reported         $(.05)
Basic and diluted net loss per share - pro forma           $(.05)
                                                           =====

     Stock Purchase Plan

     The Company's stock purchase plan provides for the issuance of up to 575,000 shares of Common Stock. Eligible employees may purchase shares of the Company's Common Stock through payroll deductions of 1% to 7 1/2% of annual compensation. The purchase price for the stock is 85% of the fair market value of the stock on the last day of each calendar quarter. The 1994 Purchase Plan expires on July 1, 2009. At March 31, 2006, 123,897 shares were available for future offerings under this plan. Non-cash compensation expense related to the issuance of shares under this plan was not material to the consolidated statements of operations.

6.   COMMITMENTS AND CONTINGENCIES

     LITIGATION

     There were no material developments that occurred during the three months ended March 31, 2006 in the lawsuits reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, except for the settlement of the Tissue Transplant Technology, Ltd. d/b/a Bone Bank Allograft action in February 2006, which was disclosed in the Company's 2005 Annual Report on From 10-K and for which there was no impact on the Company's financial condition or results of operations from this settlement. In addition, the Company is not aware of any other matters or legal proceedings initiated against the Company during the first quarter of 2006.

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

                        OSTEOTECH, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

7.   COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) for the periods indicated is as follows:

                                     Three Months
                                   Ended March 31,
                                   ---------------
                                    2006    2005
                                    ----   -----
Net income (loss)                   $242   $(831)
Currency translation adjustments     (77)    457
                                    ----   -----
Comprehensive income (loss)         $165   $(374)
                                    ====   =====

8.   EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:

                                                                Three Months Ended
                                                                    March 31,
                                                            -------------------------
                                                                2006          2005
                                                            -----------   -----------
Net Income (loss) available to common stockholders          $       242   $      (831)
                                                            -----------   -----------
Denominator for basic earnings (loss) per share,
   weighted average common shares outstanding                17,265,853    17,176,696
Dilutive effect of stock options after application of the
   treasury stock method                                         97,303            --
                                                            -----------   -----------
Denominator for diluted income (loss) per share              17,363,156    17,176,696
                                                            ===========   ===========
Basic earnings (loss) per share                             $       .01   $      (.05)
                                                            ===========   ===========
Diluted earnings (loss) per share                           $       .01   $      (.05)
                                                            ===========   ===========

     For the three months ended March 31 2006 and 2005, common equivalent shares, consisting solely of stock options of 2,235,850 and 2,848,362, respectively, are excluded from the calculation of diluted earnings (loss) per share as their effects are antidilutive.

9.   OPERATING SEGMENTS

     Summarized in the table below is financial information for the Company's reportable segments for the periods indicated:

                              Three Months
                            Ended March 31,
                           -----------------
                             2006      2005
                           -------   -------
Revenues:
   DBM Segment             $14,489   $12,895
   Base Tissue Segment      10,017    10,543
   Other                       574       410
                           -------   -------
   Consolidated            $25,080   $23,848
                           =======   =======
Operating income (loss):
   DBM Segment             $ 1,444   $   647
   Base Tissue Segment        (857)   (1,478)
   Other                      (276)     (110)
                           -------   -------
   Consolidated            $   311   $  (941)
                           =======   =======

                        OSTEOTECH, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (dollars in thousands, except per share data)

     One of our clients, the Musculoskeletal Transplant Foundation accounted for 20% and 29% of consolidated net revenues during the three months ended March 31, 2006 and 2005, respectively.

10.  OTHER INCOME (EXPENSE)

     During the three months ended March 31, 2006, the Company received $125 related to a contingent consideration payment from the sale in 2002 of a foreign operation.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information contained herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates" or the negative thereof or variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Some of the matters set forth in Item 1A, "Risk Factors", of our Annual Report on Form 10-K for the year ended December 31, 2005 constitute cautionary statements identifying factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

     FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

     RESULTS OF OPERATIONS

     Critical Accounting Policies and Estimates

     Critical accounting policies are those that involve subjective or complex judgments, often as a result of the need to make estimates. The following areas all require the use of judgments and estimates: product returns, bad debts, inventories including purchase commitments, deferred processing costs including reserves for rework, excess and obsolescence, current and deferred income taxes, asset retirement obligations, contingencies and litigation. Estimates in each of these areas are based on historical experience and various assumptions that we believe are appropriate. Actual results may differ from these estimates. Our accounting practices are discussed in more detail in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of "Notes to Consolidated Financial Statements" in our Annual Report on Form 10-K for the year ended December 31, 2005.

     Net Income (Loss)

                              Three Months Ended March 31,
                             ------------------------------
(dollars in thousands,                                  %
except per share amounts)    2006    2005   Change   Change
                             ----   -----   ------   ------
Net income (loss)            $242   $(831)  $1,073    129%
Earnings (loss) per share:
   Basic                     $.01   $(.05)
   Diluted                   $.01   $(.05)

     We generated net income in the first quarter of 2006 principally as a result of improved revenues, which generated slightly improved gross margins, a 3% decline in operating expenses, gains related to changes in exchange rates on foreign transactions denominated in US dollars, principally intercompany debt, and the receipt of an additional consideration payment related to one of our subsidiaries which was sold in 2002, partially offset by an increase in interest expense.

     We incurred a net loss in the first quarter of 2005 primarily related to lower gross profit margins arising from the continued shift in our business model to direct distribution of allograft tissue forms and charges to increase reserves for expiring, excess and obsolete tissue. In addition, the net loss in the first quarter of 2005 was impacted by increased operating expenses related to the expansion of our international operations and administrative costs related to implementation of programs to turn around the domestic business and increased professional fees.

     Net Revenues

     Consolidated net revenues increased 5% in the first quarter of 2006 as compared to the first quarter of 2005, principally as a result of increased unit volumes in our DBM Segment and the direct distribution of traditional tissue in both our domestic and international operations. Consolidated net revenues were negatively impacted by a decline in the processing of donors for our clients, a decline in unit volumes related to Graftech(R) Bio-implants and the impact of pricing pressures on our domestic direct distribution efforts. Domestic revenues increased 3% in the first quarter of 2006 compared to the same respective period in 2005, primarily due to increased unit volumes in most product lines, partially offset by the processing of fewer donors for clients and the impact of pricing pressures on our direct distribution efforts. International revenues increased 16% in the first quarter of 2006 as compared to the first quarter of 2005, principally due to increased unit volumes across all product lines.

     The following table details the components of our net revenues for the three months ended March 31, 2006 and 2005:

                                          Three Months Ended March 31,
                                     -------------------------------------
                                                                   Percent
(dollars in thousands)                 2006      2005     Change    Change
                                     -------   -------   -------   -------
DBM SEGMENT
   Domestic                           12,340    10,997     1,343      12%
   International                       2,149     1,898       251      13%
                                     -------   -------   -------     ---
      Total DBM Segment               14,489    12,895     1,594      12%
                                     -------   -------   -------     ---
BASE TISSUE SEGMENT
   Domestic:
      Client Processing                1,779     3,244    (1,465)    -45%
      Traditional Tissue               2,503     1,359     1,144      84%
      Graftech(R) Bio-implants         3,998     4,544      (546)    -12%
                                     -------   -------   -------     ---
                                       8,280     9,147      (867)     -9%
   International:
      Client Processing                  141       138         3       2%
      Traditional Tissue               1,596     1,258       338      27%
                                     -------   -------   -------     ---
                                       1,737     1,396       341      24%
                                     -------   -------   -------     ---
         Total Base Tissue Segment    10,017    10,543      (526)     -5%
                                     -------   -------   -------     ---
OTHER PRODUCT LINES                      574       410       164      40%
                                     -------   -------   -------     ---
NET REVENUES                         $25,080   $23,848   $ 1,232       5%
                                     =======   =======   =======     ===

     Domestic Grafton(R) DBM revenues increased 12% in the first quarter of 2006 compared to the same period in 2005 substantially as a result of increased unit sales volume, including increased unit sales from distribution of our proprietary products directly to end users for which we recognize higher per unit selling prices, partially offset by the impact of pricing pressures on our domestic direct sales efforts. As a result of these pricing pressures, we experienced an increase in our average discount rate in the first quarter of 2006 on our domestic direct distribution of Grafton(R) DBM compared to the first quarter of 2005. Revenues from the shipment of private label DBM tissue forms increased 14%, and international Grafton(R) DBM revenues increased 13%, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, primarily due to increased unit volumes.

     Revenues from the world-wide distribution of traditional tissue increased 57% in the first quarter of 2006 compared to the first quarter of 2005, mainly from increased unit sales volume as we continue to expand our world-wide presence in this market and the impact of a January 1 price increase, partially offset by pricing pressures on the domestic direct distribution efforts. As a result of these pricing pressures, we experienced an increase in our average discount rate in the first quarter of 2006 on our domestic distribution of traditional tissue compared to the first quarter of 2005. Included in domestic traditional tissue revenues are revenues of $.4 million associated with our distribution of the Xpanse(TM) Bone Insert, which was introduced in the fourth quarter of 2005. Service fees generated by processing allograft bone tissue for clients declined 43% for the three months ended March 31, 2006 as compared to the same period in 2005, primarily due to processing 338 fewer donors for clients. We continue to expect service fee revenue to continue to decline in 2006 as our processing agreements with our clients expire and are not replaced. Revenues generated from the distribution of Graftech(R) Bio-implants declined 12%, primarily due to continued lower demand and increased competition from polymer based spinal implants. We anticipate revenues from our Graftech(R) Bio-implant product line will continue to decline due to increased competition from non-allograft bone spinal implants.

     Revenues from other product lines in the first quarter of 2006 relate mainly to the distribution of our GraftCage(TM) Spacers in the United States and the processing and distribution of bovine tissue graft in Europe and the Middle East. Revenues from the GraftCage(TM) Spacers, which we began distribution of in the first quarter of 2006, were $.2 million. In 2005, revenues from other product lines principally represented the processing and distribution of bovine tissue grafts.

     In the first quarter of 2006, we had one customer, the Musculoskeletal Transplant Foundation, which accounted for $5.0 million, or 20%, of net revenues. MTF accounted for $6.9 million, or 29% of net revenues, for the three months ended March 31, 2005.

Gross Profit Margin

                         Three Months Ended
                              March 31,
                         ------------------
(dollars in thousands)     2006      2005
                         -------   --------
Gross Profit             $11,579   $10,627
Gross Margin                  46%       45%

     Gross margin increased slightly in the first quarter of 2006 as compared to the same period in 2005, mainly due to a reduced need for reserves in 2006 compared to 2005 for expiring, excess and obsolete tissue inventories. We continue to implement the strategic initiatives started in 2005 to reduce tissue inventories, increase overall tissue inventory velocity and to reduce lead times. We expect gross profit margins to be constrained over the next several quarters as the tissue inventories produced in 2005 and first quarter 2006 are sold. As a result, we expect to begin to see improved gross margins from these strategic initiatives in the later part of 2006 and in 2007.

Operating Expenses

                                  Three Months Ended March 31,
                              ------------------------------------
                                                           Percent
(dollars in thousands)          2006      2005    Change    Change
                              -------   -------   ------   -------
Marketing, selling, general
   and administrative         $10,096   $10,606   $(510)     -5%
Research and development        1,172       962     210      22%
                              -------   -------   -----     ---
   Total                      $11,268   $11,568   $(300)     -3%
                              =======   =======   =====     ===

     Marketing, selling, general and administrative expenses declined in the first quarter of 2006 compared to the first quarter of 2005, primarily as a result of lower salary and related costs due to a reduction in the number of administrative employees and the restructuring our commission programs, which reduced our commission costs even though commissionable revenues increased in 2006 compared to 2005.

     Research and development expenses increased 22% for the three months ended March 31, 2006 compared to the same period in 2005 due to our increased emphasis on product development projects and continuing technology programs. Our technology and product development projects for the Plexus P and Plexus M Bone Void Fillers and Enhanced Grafton(R) DBM continue to meet our expected project milestones.

     We anticipate that we will be able to control our marketing, selling, general and administrative expenses throughout the remainder of 2006, although we may experience incremental costs and expenses over the level recognized in the first quarter of 2006. We expect that research and development expenditures will continue to increase in 2006 and beyond due to new projects and programs and increased activity on existing projects and programs, including the continued development of Enhance Grafton(R) DBM and our Plexus Technology.

     Operating Income (Loss)

                              Three Months Ended March 31,
                          -----------------------------------
                                                      Percent
(dollars in thousands)     2006      2005    Change    Change
                          ------   -------   ------   -------
DBM Segment               $1,444   $   647   $  797     123%
Base Tissue Segment         (857)   (1,478)     621      42%
Other Product Lines         (276)     (110)    (166)   -151%
                          ------   -------   ------    ----
Operating Income (loss)   $  311   $  (941)  $1,252     133%
                          ======   =======   ======    ====

     Operating income in the DBM Segment increased 123% for the three months ended March 31, 2006 as compared to the same respective period in 2005, mainly due to the increase in segment revenues and our ability to control operating expenses in 2006 as compared to 2005. Gross margins in the DBM Segment during the first quarter of 2006 were relatively flat with the first quarter of 2005. The operating loss decline in the Base Tissue Segment in the first quarter of 2006 compared to the first quarter of 2005 is primarily due to slightly improved gross margins and reduced operating expenses, partially offset by the effects of the decline in revenues. We incurred an operating loss from Other Product Lines in both the first quarter of 2006 and 2005. The increase in this operating loss in 2006 compared to 2005, principally related to the costs associated with the launch of our GraftCage(TM) Spacer product line in the first quarter of 2006.

     Other Income (Expense)

     Other expense was $26,000 in the first quarter of 2006 compared to $.3 million in the first quarter of 2005. For the three months ended March 31, 2006 interest expense was $.4 million, which increased $.2 million over interest expense of $.2 million in first quarter 2005, and related to the capital lease obligation, which arose in the sale and leaseback of our principal processing facility in August, 2005. Interest income on the investment of available cash balances was $.2 million and $.1 million for the three months ended March 31, 2006 and 2005, respectively, and increased in 2006 compared to 2005, primarily due to an increase in interest rates.

     In the first quarter of 2006, we recognized gains related to changes in exchange rates on foreign transactions denominated in US dollars, principally intercompany debt, of $.1 million and received $.1 million related to a contingent consideration payment from the sale in 2002 of a foreign operation. We incurred a loss on changes in exchange rates on foreign transactions denominated in US dollars, principally intercompany debt, of $.2 million for the three months ended March 31, 2005.

     Income Tax Provision (Benefit)

     The effective tax rate for the three months ended March 31, 2006 was 15% and related mainly to certain domestic state income taxes and income taxes on our foreign income. At March 31, 2006, we provided a provision for domestic federal income taxes and for the majority of our domestic state income states, primarily related to state income taxes in New Jersey, which were fully offset by prior year net operating loss carryforwards, which carried a full valuation allowance. We did not recognize any additional federal or state income tax benefits, which were subject to full valuation allowances in accordance with Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes", due to our continued assessment as to our ability to realize such benefits. We intend to maintain a valuation allowance related to domestic federal and state income taxes until sufficient positive evidence exists to support the reversal of any valuation allowances that we have established.

     We recognized an income tax benefit for the three months ended March 31, 2005, primarily due to losses in our domestic operations, offset slightly by a provision for income taxes for our French subsidiary. We did not provide any benefit for domestic state tax benefits as it is more likely than not that the future tax benefits are not recoverable.

     Share-Based Compensation

     On January 1, 2006, we adopted SFAS No. 123(R), "Share-Based Payment", which requires the measurement and recognition of compensation expense for all share-based payment awards including employee stock options, based on estimated fair values. The adoption of this pronouncement did not have a material impact on our results of operations.

     Share-based non-cash compensation recognized under SFAS No. 123(R) for the three months ended March 31, 2006 was $.1 million. The share-based compensation expense is calculated on a straight-line basis over the vesting period of the related award and at March 31, 2006 total non-cash compensation cost of $.3 million related to nonvested stock option outstanding at that date will be recognized as a charge to operations over the next 46 months. Prior to the adoption of SFAS No. 123(R), we accounted for share-based awards using the intrinsic value method in accordance with Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees", as allowed under SFAS No. 123. Under the intrinsic value method as detailed in APB No. 25, no share-based compensation expense had been recognized in our condensed consolidated statements of operations because the exercise price of our stock options granted equaled the fair market value of the underlying stock at the date of grant.

     LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2006, we had cash and cash equivalents of $12.8 million compared to $13.5 million at December 31, 2005. Working capital increased slightly to $45.6 million at March 31, 2006 compared to $44.9 million at December 31, 2005. The increase in working capital in 2006 resulted primarily from an increase in accounts receivable as a result of the improvement in first quarter 2006 revenues to $25.1 million from fourth quarter 2005 revenues of $21.9 million, partially offset by an increase in accounts payable and accrued expenses, which resulted mainly from the acquisition of allograft bone tissue in the three months ended March 31, 2006.

     Net cash provided by operating activities was $.3 million in the first quarter of 2006 compared to net cash used in operating activities of $.8 million in the first quarter of 2005. The improvement resulted primarily from the generation of net income for the three months ended March 31, 2006 of $.2 million compared to a net loss of $.8 million in the same respective period in 2005.

     Net cash used in investing activities was $1.0 million and $.2 million for the three months ended March 31, 2006 and 2005, respectively, and is principally due to capital expenditures.

     Net cash used in financing activities in the first quarter of 2006 and 2005 of $.1 million and $.6 million, respectively, relates primarily to principal payments on our capital lease obligation and long-term debt, partially offset by proceeds from the exercise of stock options and the sale of common stock pursuant to our employee stock purchase plan.

Based on our current projections and estimates, we expect to continue to make investments in our business to support our strategic initiatives and future programs, which will reduce our currently available cash balances. We believe that our currently available cash and cash equivalents and anticipated future cash flow from operations will be sufficient to meet our forecasted cash needs in 2006. Our future liquidity and capital requirements will depend upon numerous factors, including the progress of our product development programs and the need and associated costs relating to regulatory approvals, if any, which may be needed to commercialize some of our products under development; and the resources we devote to the development, manufacture and marketing of our services and products. We may seek additional funding to meet the needs of our long-term strategic initiatives. We can provide no assurance that such additional funds will be available, or if available, that such funds will be available on favorable terms.

Recent Accounting Developments

As of January 1, 2006, we adopted SFAS No. 123(R). We adopted SFAS No. 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS No. 123(R). Adoption of SFAS No. 123(R) did not have a material impact on our results of operations for the three months ended March 31, 2006. See Note 5, "Stock Compensation Plan", of "Notes to Consolidated Financial Statements" for a detailed discussion of our adoption of SFAS No. 123(R).

As of January 1, 2006, we adopted SFAS No. 154, "Accounting Changes and Error Corrections". SFAS No. 154 addresses the requirements for the accounting for and reporting of a change in accounting principle. It requires retrospective application to prior periods financial statements of changes in accounting principles unless a pronouncement giving rise to a change in accounting principle includes specific transition provisions, in which case those provisions should be followed. There was no impact on our financial position, results of operations or cash flows from the adoption of this pronouncement.

CONTRACTUAL OBLIGATIONS

As of March 31, 2006, there were no material changes in our contractual obligations from that disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2005.

IMPACT OF INFLATION AND FOREIGN CURRENCY EXCHANGE FLUCTUATIONS

Results of operations for the periods discussed above have not been materially affected by inflation or foreign currency fluctuations related to the translation of financial statements denominated in foreign currency to US dollars. Gains related to changes in exchange rates on foreign transactions denominated in US dollars, principally intercompany debt, were $.1 million for the three months ended March 31, 2006. For the three months ended March 31, 2005, losses related to changes in exchange rates on foreign transactions denominated in US dollars, principally intercompany debt, were $.2 million.

LITIGATION

Osteotech is involved in various legal proceedings. For a discussion of these matters see, Note 16 of "Notes to Consolidated Financial Statements" and ITEM 3. LEGAL PROCEEDINGS in our Annual Report on Form 10-K for the year ended December 31, 2005. There were no material developments that occurred during the three months ended March 31, 2006 in the lawsuits reported in our Annual Report on Form 10-K for the year ended December 31, 2005, except for the settlement of the Tissue Transplant Technology, Ltd. d/b/a Bone Bank Allograft action in February 2006, which was disclosed in our 2005 Annual Report on From 10-K and for which there was no impact on our financial condition or results of operations from this settlement. In addition, we are not aware of any other matters or legal proceedings initiated against us during the first quarter of 2006.

It is possible that our results of operations or liquidity and capital resources could be adversely affected by the ultimate outcome of pending litigation or as a result of the costs of contesting such lawsuits.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see Item 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no significant changes in our market risk exposures from the fiscal 2005 year-end.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

During the first three months of 2006, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities Exchange Commission "(SEC"). These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

Based upon their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2006 since we have not yet completed the remediation of the material weakness discussed in Item 9A, "Controls and Procedures", of our Annual Report on Form 10-K ("2005 Form 10-K") for the year ended December 31, 2005 filed with the SEC on March 31, 2006.

A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management's internal control assessment as of December 31, 2005 and as detailed in our 2005 Form 10-K identified certain deficiencies in the internal controls over the financial closing and reporting process of our domestic financial group. As a result, management reported a material weakness related to insufficient domestic and corporate personnel with appropriate accounting knowledge and training.

Our management is treating the material weakness identified above very seriously and in response, plans to continue to review and make necessary changes to the overall design of our control environment, including roles and responsibilities and policies and procedures to improve the overall internal control over financial reporting. We have begun to remediate the material weakness described above and as a result management has undertaken the following actions:

     1. We have started a search for a senior level financial manager with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial and reporting requirements. In the interim, we have engaged an outside consultant during the first quarter of 2006 to assist, under the supervision of our Executive Vice President and Chief Financial Officer, with our financial reporting process as of and for the three months ended March 31, 2006. This consultant will be retained until we are successful in the search detailed above. In addition, we hired an additional senior staff accountant in the first quarter of 2006 to assist in the preparation of journal entries and account analyses and reconciliations. In addition, our

          Executive Vice President and Chief Financial Officer assumed additional review and oversight responsibilities related to the financial closing process.

     2. We have reorganized the reporting structures within our world-wide accounting and finance functions to have the senior level managers report directly to our Executive Vice President and Chief Financial Officer with indirect functional reporting to the business managers.

     3. We have provided and will continue to provide additional and expanded training and education for all members of the world-wide accounting and finance functions, with an emphasis on improving account analysis preparation and documentation.

     4. We have started a project to review and revise, as appropriate, our world-wide policies and procedures to provide for an increased level of management oversight and efficient use of finance and accounting staff.

Management is committed to the execution of this remediation plan and the implementation of the necessary enhancements to the domestic and corporate accounting departments and the world-wide policies and procedures. We will continue to monitor the improvements in the internal control over financial reporting to ensure the remediation of this material weakness. We anticipate completing these remediation activities by the end of the second quarter of 2006, although no assurance can be made that we will be successful in these endeavors.

Changes in Internal Control Over Financial Reporting

Except as discussed above, there were no changes made in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act, during the period covered by this report that have materially affected, or are reasonably likely to materially affect, these controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no material developments that occurred during the three months ended March 31, 2006 in lawsuits reported in our Annual Report on Form 10-K for the year ended December 31, 2005, except for the settlement of the Tissue Transplant Technology, Ltd. d/b/a Bone Bank Allograft action in February 2006, which was disclosed in our 2005 Annual Report on From 10-K and for which there was no impact on our financial condition or results of operations from this settlement. In addition, we are not aware of any other matters or legal proceedings initiated against us during the first quarter of 2006. From time to time we are a party to other litigation incidental to our business, none of which, individually or in the aggregate, are expected to have a material adverse effect on our results of operations or financial condition.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit                                                                    Page
 Number                            Description                            Number
-------                            -----------                            ------
 10.64    Employment Agreement, effective as of September 27, 2004,
          between Osteotech, Inc. and Robert Wynalek                         +

 10.65    Form of Indemnity Agreement executed by Officers and
          Directors of Osteotech, Inc. (incorporated by reference to
          Exhibit 10.54 to Registrants Current Report on Form 8-K filed
          on April 9, 2002)                                                  *

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

+    Filed herewith

*    Previously filed; incorporated herein by reference

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 10, 2006                      Osteotech, Inc.
                                        ----------------------------------------
                                        (Registrant)


Date: May 10, 2006                      By: /s/ Sam Owusu-Akyaw
                                            ------------------------------------
                                            Sam Owusu-Akyaw
                                            President and Chief Executive
                                            Officer
                                            (Principal Executive Officer)


Date: May 10, 2006                      By: /s/ Mark H. Burroughs
                                            ------------------------------------
                                            Mark H. Burroughs
                                            Executive Vice President,
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                            Chief Accounting Officer)