Form 10-Q
period 2006-06-30
OSTEOTECH INC
filed 2006-08-04
CIK 874734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to
Commission File Number 0-19278
OSTEOTECH, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3357370 (I.R.S. Employer Identification No.)
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
Large accelerated filer ☐                    Accelerated filer ☑                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $.01 par value, outstanding as of July 28, 2006 was 17,294,621.

OSTEOTECH, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
OSTEOTECH, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$13,813	$13,484
Accounts receivable, net of allowance of $423 in 2006 and $1,131 in 2005	17,373	14,879
Deferred processing costs	28,554	28,805
Inventories	1,578	1,278
Prepaid expenses and other current assets	3,550	3,438

Total current assets	64,868	61,884

Property, plant and equipment, net	38,605	39,962
Other assets	8,468	9,176

Total assets	$111,941	$111,022

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$16,309	$16,320
Current maturities of capital lease obligation	690	655

Total current liabilities	16,999	16,975

Capital lease obligation	15,249	15,603
Other liabilities	7,399	7,689

Total liabilities	39,647	40,267

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding 17,294,621 shares in 2006 and 17,259,964 shares in 2005	173	173
Additional paid-in capital	65,173	64,915
Accumulated other comprehensive income	1,063	793
Retained earnings	5,885	4,874

Total stockholders’ equity	72,294	70,755

Total liabilities and stockholders’ equity	$111,941	$111,022

See accompanying notes to condensed consolidated financial statements.

OSTEOTECH, INC.and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net revenues:
Service	$24,543	$24,997	$49,049	$48,435
Product	739	293	1,313	703

	25,282	25,290	50,362	49,138
Cost of services	12,610	15,110	25,775	28,173
Cost of products	612	107	948	265

	13,222	15,217	26,723	28,438

Gross profit	12,060	10,073	23,639	20,700

Marketing, selling, general and administrative	10,009	10,967	20,105	21,573
Research and development	1,143	1,224	2,315	2,186

	11,152	12,191	22,420	23,759

Operating income (loss)	908	(2,118)	1,219	(3,059)

Other income (expense):
Interest expense, net	(249)	(41)	(519)	(152)
Other	246	(636)	490	(821)

	(3)	(677)	(29)	(973)

Income (loss) before income taxes	905	(2,795)	1,190	(4,032)
Income tax provision (benefit)	136	(917)	179	(1,323)

Net income (loss)	$769	$(1,878)	$1,011	$(2,709)

Earnings (loss) per share:
Basic	$.04	$(.11)	$.06	$(.16)
Diluted	$.04	$(.11)	$.06	$(.16)

Shares used in computing earnings (loss) per share:
Basic	17,273,778	17,187,792	17,274,846	17,182,245
Diluted	17,336,679	17,187,792	17,354,906	17,182,245

See accompanying notes to condensed consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2006	2005

Cash Flow From Operating Activities
Net income (loss)	$1,011	$(2,709)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,871	2,799
Share-based compensation expense	118
Changes in current assets and liabilities:
Accounts receivable	(2,494)	(4,595)
Deferred processing costs	459	1,434
Inventories	(300)	(368)
Prepaid expenses and other current assets	(112)	(1,386)
Note receivables from patent litigation settlement	500	500
Accounts payable and other liabilities	(324)	3,848

Net cash provided by (used in) operating activities	1,729	(477)

Cash Flow From Investing Activities
Capital expenditures	(1,325)	(459)
Other, net	(41)	(139)

Net cash used in investing activities	(1,366)	(598)

Cash Flow From Financing Activities
Proceeds from issuance of common stock	140	86
Principal payments on capital lease obligation	(319)
Principal payments on long-term debt		(1,330)

Net cash used in financing activities	(179)	(1,244)

Effect of exchange rate changes on cash	145	(113)

Net increase (decrease) in cash and cash equivalents	329	(2,432)
Cash and cash equivalents at beginning of period	13,484	13,391

Cash and cash equivalents at end of period	$13,813	$10,959

Supplementary cash flow data:
Cash paid during the period for interest	$844	$321
Cash paid during the period for taxes, net of refunds	$27	$561

See accompanying notes to condensed consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
1.	Basis of Presentation
The accompanying condensed consolidated financial statements, other than the condensed consolidated balance sheet at December 31, 2005, included herein are unaudited and reflect all adjustments (consisting only of normal recurring accruals) considered necessary by management for a fair statement of the consolidated financial position as of June 30, 2006, the consolidated results of operations for the three months and six months ended June 30, 2006 and 2005 and consolidated cash flows for the six months ended June 30, 2006 and 2005. The results of operations and cash flows for the respective interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts within the consolidated financial statements have been reclassified to conform to the 2006 presentation. The condensed consolidated financial statement should be read in conjunction with the audited consolidated financial statements, which were included as part of Osteotech, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2005.
2.	Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The provisions of FIN 48 are effective beginning January 1, 2007, with the cumulative effect of the change in accounting principal, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial position and results of operations.
3.	Deferred Processing Costs
Deferred processing costs consist of the following:

	June 30,	December 31,
	2006	2005

Unprocessed donor tissue to be distributed by the Company	$9,799	$8,896
Tissue in process	6,397	4,621
Implantable donor tissue to be distributed by the Company	11,724	14,492
Implantable donor tissue held for clients	634	796

	$28,554	$28,805

Unprocessed donor tissue to be distributed by the Company represents the value of such allograft bone tissue expected to be processed within the next year. Unprocessed donor tissue to be distributed by the Company expected to be processed in periods subsequent to one year of $3,170 and $3,378 at June 30, 2006 and December 31, 2005, respectively, was reflected in other assets.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
4.	Inventories
Inventories consist of the following:

	June 30,	December 31,
	2006	2005

Supplies	$183	$194
Raw materials	796	813
Finished goods	599	271

	$1,578	$1,278

5.	Stock Compensation Plans
The Company’s stock compensation plan (the “2000 Stock Plan”), authorizes the grant of up to 2,250,000 shares of the Company’s unissued common stock in the form of incentive stock options, non-qualified stock options or other share-based awards to eligible employees, directors and consultants. Incentive stock options may be granted at prices not less than 100% of the fair market value on the date of grant. Non-qualified stock options, restricted stock units (“RSUs”) and other share-based awards may be granted at the discretion of the Compensation Committee of the Board of Directors under terms and conditions as determined by the Compensation Committee. RSUs entitle the holder to receive, at a specified future date, a specified or determinable number of shares of common stock. Options and RSUs issued pursuant to the 2000 Stock Plan typically have terms requiring vesting ratable over four years, except for options or RSUs issued to non-employee directors for which the vesting period is one year, or such period to match the vesting period or adjusted vesting period determined by the Company’s Compensation Committee or Board of Directors. The vesting term of options issued in the six months ended June 30, 2006 had ratable vesting over four years and the vesting terms of RSUs issued in the six months ended June 30, 2006 had ratable vesting over one to four years. All share-based awards have a maximum contractual term of 10 years. The Company settles all share-based compensation awards with newly issued shares. The 2000 Stock Plan replaced prior plans, except to the extent that options issued under the prior plans continue to remain outstanding.

The Company also has an employee stock purchase plan under which eligible employees have the ability to purchase shares of the Company’s common stock. The purchase price of the stock is 85% of the fair value of the stock on the last day of each quarter.
Share-Based Awards
As of January 1, 2006, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share Based Payment”. The adoption of SFAS No. 123(R) requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors, including employee stock options, RSUs and employee stock purchases under an employee stock purchase plan. SFAS No. 123(R) supersedes Accounting Principal Board Opinion No. 25, “Accounting for Stock Issued to Employees”, which we previously applied for all periods prior to 2006.
The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires application of the accounting standard as of January 1, 2006, and the condensed consolidated financial statements for all periods in 2006 reflect such impact. In 2005 and 2004, the Company’s Board of Directors initiated several actions to accelerate the vesting of certain

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
outstanding stock options. As a result, options representing 1,271,102 shares of common stock were vested and the non-cash compensation expense related to these stock options was reflected in our proforma disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation.” There was no non-cash compensation expense related to these stock options that will impact 2006 or any other future period. In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS No. 123(R). For the three months and six months ended June 30, 2006, we recognized a non-cash compensation expense in the consolidated statement of operations of $57 and $118, respectively, pursuant to the adoption of SFAS No. 123(R). Non-cash share-based compensation for the three months and six months ended June 30, 2006 resulted in no tax benefit to the Company as a result of the Company’s providing a full valuation reserve on deferred tax assets. At June 30, 2006 the unrecorded non-cash fair value based compensation with respect to nonvested share-based awards was $372 and the weighted average period over which that compensation will be charged to operations is 3.1 years.
SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards issued in the form of stock options on the date of grant using an option-pricing model. RSUs are valued at the fair value of the underlying common stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service period. The Company is also required to establish the value of an additional paid-in capital pool for tax impacts related to employee share-based compensation awards for which compensation costs were reflected in our pro forma disclosures required under SFAS No. 123. The Company has not yet completed the calculation of this pool, which is not required to be determined until the fourth quarter of 2006, but the Company believes there will be no impact on our financial position or results of operations from this calculation.

Share-based compensation expense recognized in our condensed consolidated statements of operations for the three months and six months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, as well as compensation expense for the share-based payment awards granted subsequent to January 1, 2006. Such share-based compensation expense was based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Share-based compensation expense recognized in the condensed consolidated statements of operations for the three months and six months ended June 30, 2006 is based on awards ultimately expected to vest, and therefore has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates. The Company recognizes the compensation cost of all share-based payment awards on a straight-line basis over the vesting period of the individual award.

Prior to the adoption of SFAS No. 123(R), we accounted for share-based payment awards using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123. Under the intrinsic value method, no share-based compensation expense had been recognized in our condensed consolidated statements of operations for periods prior to 2006 because the exercise price of our stock options granted equaled the fair market value of the underlying stock at the date of grant. In our pro forma disclosures required under SFAS No. 123 for the periods prior to 2006, we estimated forfeitures and in subsequent periods adjusted forfeitures for actual amounts.

For purposes of determining the estimated fair value of share-based payment awards issued in the form of stock options, under SFAS No. 123(R) the Company utilizes the Black-Scholes option-pricing model (“Black-Scholes Model”). The Black-Scholes Model requires the input of certain assumptions that involve judgment. Because stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of the Company’s stock options. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value under the Black-Scholes Model. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, and thereby materially impact our fair value determination.

The fair value of each option granted during the three months and six months ended June 30, 2006 and 2005 was estimated on the grant-date using the Black-Scholes Model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Weighted Average Assumptions	2006	2005	2006	2005

Expected holding period (years)	5	5	5	5
Risk-free interest rate	5.02%	3.79%	4.71%	3.81%
Volatility factor	75%	77%	75%	77%
Dividend yield	0	0	0	0
Annual forfeiture rate	3%	3%	3%	3%
Fair value per share at date of grant	$2.82	$2.10	$3.25	$2.13

The expected holding period was determined based on management’s assessment considering expected experience and the Company’s historical data. Volatility is estimated considering the historical volatility of the Company’s daily common stock price over a period similar to the expected holding period of the option. The risk-free interest rate is based on U.S. Treasury rates appropriate for the expected holding period of the option.

The following table summarizes information concerning option transactions for the six months ended June 30, 2006:

		Weighted Average
Options	Shares	Exercise Price per Share

Outstanding at January 1, 2006	2,937,062	$8.03
Granted	45,000	5.02
Exercised	(20,000)	3.88
Forfeited	(15,000)	4.46
Expired	(96,050)	5.50

Outstanding at June 30, 2006	2,851,012	$8.27

Exercisable at June 30, 2006	2,736,012	$8.27

At June 30, 2006, the aggregate intrinsic value of options outstanding and options exercisable was $171 and $139, respectively. The weighted average remaining contractual term of options outstanding and options exercisable at June 30, 2006 was 5.07 years and 4.89 years, respectively. The aggregate intrinsic value represents the total pre-tax value, based on the Company’s average stock price as of June 30, 2006, which would have been received by the option holders had they exercised their in-the-money options as of that date. During the six months ended June 30, 2006, 100,000 outstanding options vested and the intrinsic value of options exercised was $15.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
The Company issued RSUs for the first time in June 2006. The following table summarizes information concerning RSU transactions for the six months ended June 30, 2006:

		Weighted Average Grant
	Restricted Stock	Date Fair Value
	Units	Per Share
Outstanding at January 1, 2006	0	—
Granted	35,000	$3.93
Vested	—	—
Forfeited	(5,000)	$3.93

Unvested at June 30, 2006	30,000	$3.93

At June 30, 2006, the Company had 269,675 shares of common stock reserved for future share-based payment awards.

The following table sets forth pro forma net loss and net loss per share data for both basic and diluted net loss per share assuming the adoption of SFAS No. 123(R) for the prior year periods presented:

	Three Months Ended	Six Months Ended
	June 30, 2005

Net loss — as reported	$(1,878)	$(2,709)
Impact on net loss related to share-based employee compensation expense, net of tax	1,003	1,057

Net loss — pro forma	$(2,881)	$(3,766)

Basic and diluted net loss per share:
As reported	$(.11)	$(.16)
Pro forma	$(.17)	$(.22)

Stock Purchase Plan
The Company’s employee stock purchase plan (the “1994 Purchase Plan) provides for the issuance of up to 575,000 shares of Common Stock. Eligible employees may purchase shares of the Company’s Common Stock through payroll deductions of 1% to 7 1/2% of annual compensation. The purchase price for the stock is 85% of the fair market value of the stock on the last day of each calendar quarter. The 1994 Purchase Plan expires on July 1, 2009. At June 30, 2006, 116,351 shares were available for future offerings under this plan. Non-cash compensation expense related to the issuance of shares under this plan was not material to the consolidated statements of operations.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
6.	Commitments and Contingencies
Litigation

There were no material developments that occurred during the six months ended June 30, 2006 in the lawsuits reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, except for the settlement of the Tissue Transplant Technology, Ltd. d/b/a Bone Bank Allograft action in February 2006, which was disclosed in the Company’s 2005 Annual Report on From 10-K and which had no impact on the Company’s financial condition or results of operations, and the initiation of one additional product liability action against the Company, which is more fully discussed below. The Company is not aware of any other matters or legal proceedings initiated against the Company during the first six months of 2006.

Kment and Filan v. Osteotech, Inc.

On or about May 8, 2006, the Company was served with a complaint in an action brought by plaintiffs Karl Anthony Kment and Marie Filan in the United States District Court, District of Oregon. The complaint alleges that plaintiffs suffered post-operative injuries in conjunction with failed cervical fusions resulting from defective Osteotech Graftech® Bio-implants that were surgically implanted in plaintiffs in October 2004. Plaintiffs assert personal injury claims for negligence and strict products liability. Plaintiffs allege economic damages of not less than $80,000 each and non-economic damages of $1,000,000 each, and thus together seek damages totaling at least $2,160,000. The Company served an answer to the complaint on July 5, 2006. Discovery in this action is in progress.

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

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
7.	Comprehensive Income (Loss)

Comprehensive income (loss) for the periods indicated is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Net income (loss)	$769	$(1,878)	$1,011	$(2,709)
Currency translation adjustments	347	469	270	926

Comprehensive income (loss)	$1,116	$(1,409)	$1,281	$(1,783)

8.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Net income (loss) available to common stockholders	$769	$(1,878)	$1,011	$(2,709)

Denominator for basic earnings (loss) per share, weighted average common shares outstanding	17,273,778	17,187,792	17,274,846	17,182,245
Effect of dilutive securities:
RSUs	2,967		1,492
Stock options after application of treasury stock method	59,934		78,568

Denominator for diluted income (loss) per share	17,336,679	17,187,792	17,354,906	17,182,245

Basic earnings (loss) per share	$.04	$(.11)	$.06	$(.16)

Diluted earnings (loss) per share	$.04	$(.11)	$.06	$(.16)

For the three months and six months ended June 30, 2006 outstanding options to purchase 2,484,200 and 2,256,850 shares of common stock were not included in the computation of diluted earnings per share primarily because the options’ exercise prices were greater than the average market price of the common stock and, therefore, the effect would be antidilutive. At June 30, 2005, options to purchase 2,922,162 shares of common stock were not included in the calculations of diluted net loss per share as the effect thereof would be antidilutive.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
9.	Operating Segments

Summarized in the table below is financial information for the Company’s reportable segments for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Revenues:
DBM Segment	$13,712	$14,012	$28,201	$26,907
Base Tissue Segment	10,831	10,985	20,848	21,528
Other	739	293	1,313	703

Consolidated	$25,282	$25,290	$50,362	$49,138

Operating income (loss):
DBM Segment	$628	$1,237	$2,072	$1,883
Base Tissue Segment	888	(3,434)	31	(4,911)
Other	(608)	79	(884)	(31)

Consolidated	$908	$(2,118)	$1,219	$(3,059)

One of our clients, the Musculoskeletal Transplant Foundation, accounted for 19% of consolidated net revenues for each of the three months and six months ended June 30, 2006 and 30% of consolidated net revenues for each of the three months and six months ended June 30, 2005.
10.	Other Income (Expense)

In March 2006, the Company received $125 related to a contingent consideration payment from the sale in 2002 of a foreign operation, which is included in other income (expense) in the condensed consolidated statements of operations.

Also included in other income (expense) are gains related to changes in exchange rates on foreign transactions denominated in US dollars, principally intercompany debt, of $246 and $365 for the three months and six months ended June 30, 2006, respectively. For the three months and six months ended June 30, 2005, losses related to changes in exchange rates on foreign transactions denominated in US dollars, principally intercompany debt, were $636 and $821, respectively.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Information contained herein contains “forward-looking statements” which can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “should”, or “anticipates” or the negative thereof or variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Some of the matters set forth in Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2005 constitute cautionary statements identifying factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
Results of Operations
Critical Accounting Policies and Estimates
Critical accounting policies are those that involve subjective or complex judgments, often as a result of the need to make estimates. The following areas all require the use of judgments and estimates: product returns, bad debts, inventories including purchase commitments, deferred processing costs including reserves for rework, excess and obsolescence, current and deferred income taxes, asset retirement obligations, contingencies and litigation. Estimates in each of these areas are based on historical experience and various assumptions that we believe are appropriate. Actual results may differ from these estimates. Our accounting practices are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2005. There has been no significant changes in the Company’s critical accounting policies since December 31, 2005, except for the adoption of Statement of Financial Accounting Standard No. 123(R), “Share Based Payments” as discussed in Note 5 of “Notes to the Condensed Consolidated Financial Statements” included elsewhere herein.
Net Income (Loss)

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands,				Percent				Percent
except per share amounts)	2006	2005	Change	Change	2006	2005	Change	Change

Net income (loss)	$769	$(1,878)	$2,647	141%	$1,011	$(2,709)	$3,720	137%
Earnings (loss) per share:
Basic	$.04	$(.11)			$.06	$(.16)
Diluted	$.04	$(.11)			$.06	$(.16)
Net income in the second quarter of 2006 and for the six months ended June 30, 2006 was principally generated as a result of improved gross margins, lower operating expenses and gains related to changes in exchange rates on foreign transactions denominated in US dollars, principally intercompany debt, partially offset by an increase in interest expense related to the capital lease obligation for our principal processing facility. In addition, for the six months ended June 30, 2006, we received an additional consideration payment related to one of our subsidiaries which was sold in 2002.
We incurred a net loss in both the three months and the six months ended June 30, 2005, primarily attributable to lower gross profit margins related to increased reserves for expiring, excess and obsolete tissue and negative production variances, increased operating expenses associated with implementation of programs to turn around the domestic business, expenses associated with our continuing investment in strengthening and diversifying our tissue sources and increased professional fees. In addition, we incurred translation losses on the outstanding balance of intercompany debt due to the strengthening of the U.S. dollar against the Euro.
Net Revenues
Consolidated net revenues in the second quarter of 2006 were flat compared to the second quarter of 2005, and increased 2% for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. Domestic net revenues declined 5% and international revenues increased 27% in the second quarter of 2006 compared to the second quarter of 2005. Second quarter 2006 domestic revenues continued to be impacted by pricing pressures and were also impacted by generally lower unit volumes. For the six months ended June 30, 2006, domestic revenues declined 1% and international revenues increased 22% compared to the six months ended June 30, 2005. Generally, domestic revenues for the six months ended June 30, 2006 were impacted by pricing pressures, which were mostly offset by increased unit volumes. In the three months and six months ended June 30, 2006, the increases in international revenues were mainly driven by increased unit volumes resulting from continued geographic expansion.
The following table details the components of our net revenues for the periods presented:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(dollars in thousands)	2006	2005	Change	Change	2006	2005	Change	Change

DBM Segment
Domestic	$11,359	$11,761	$(402)	(3)%	$23,699	$22,758	$941	4%
International	2,353	2,251	102	5%	4,502	4,149	353	9%

Total DBM Segment	13,712	14,012	(300)	(2)%	28,201	26,907	1,294	5%

Base Tissue Segment
Domestic:
Client Processing	2,277	3,523	(1,246)	(35)%	4,056	6,767	(2,711)	(40)%
Traditional Tissue	2,906	1,524	1,382	91%	5,409	2,883	2,526	88%
Graftech® Bio-implants	3,533	4,727	(1,194)	(25)%	7,531	9,271	(1,740)	(19)%

	8,716	9,774	(1,058)	(11)%	16,996	18,921	(1,925)	(10)%

International:
Client Processing	244	109	135	124%	385	247	138	56%
Traditional Tissue	1,871	1,102	769	70%	3,467	2,360	1,107	47%

	2,115	1,211	904	75%	3,852	2,607	1,245	48%

Total Base Tissue Segment	10,831	10,985	(154)	(1)%	20,848	21,528	(680)	(3)%

Other Product Lines	739	293	446	152%	1,313	703	610	87%

Net Revenues	$25,282	$25,290	$(8)	—	$50,362	$49,138	$1,224	2%

Three Months Ended June 30, 2006
Domestic Grafton® DBM revenues declined 6% in the second quarter of 2006 compared to the same period in 2005, substantially as a result of a decline in unit sales volume and the impact of pricing pressures on our domestic direct sales efforts. We continue to experience an increase in our average discount rate in the second quarter of 2006 on our domestic direct distribution of Grafton® DBM compared to the first quarter of 2006 and the second quarter of 2005. Revenues from the shipment of private label DBM tissue forms increased 26%, and international Grafton® DBM revenues increased 5%, for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005, primarily due to increased unit volumes.
Revenues from the world-wide distribution of traditional tissue increased 82% in the second quarter of 2006 compared to the second quarter of 2005, mainly from increased unit sales volume as we continue to expand our world-wide presence in this market, partially offset by pricing pressures on the domestic direct distribution efforts. As a result of these pricing pressures, we experienced an increase in our average discount rate in the second quarter of 2006 on our domestic distribution of traditional tissue compared to the first quarter of 2006 and the second quarter of 2005. Included in domestic traditional tissue revenues are revenues of $.5 million associated with our distribution of the Xpanse™ Bone Insert. Service fees generated by processing allograft bone tissue for clients declined 31% for the three months ended June 30, 2006 as compared to the same period in 2005, primarily due to processing 240 fewer donors for our clients. We expect service fee revenue to continue to decline throughout 2006 and 2007 as our processing agreements with our clients are renegotiated or expire and are not replaced. Revenues generated from the distribution of Graftech® Bio-implants declined 25% in the second quarter of 2006 compared to the same respective period in 2005, primarily due to continued lower demand and increased competition from polymer based spinal implants.
Revenues from other product lines in the second quarter of 2006 relate mainly to the distribution of our GraftCage™ Spacers in the United States and the processing and distribution of bovine tissue grafts in Europe and the Middle East. Second quarter 2006 revenues from the GraftCage™ Spacers, which we began distributing in the first quarter of 2006, were $.4 million. In 2005, revenues from other product lines principally represented the processing and distribution of bovine tissue grafts.
Six Months Ended June 30, 2006
Domestic Grafton® DBM revenues increased 3% for the six months ended June 30, 2006 compared to the same period in 2005, substantially as a result of an increase in unit sales volume, partially offset by the impact of pricing pressures. We experienced an increase in our average discount rate in the first half of 2006 on our domestic direct distribution of Grafton® DBM compared to the first half of 2005. Revenues from the shipment of private label DBM tissue forms increased 19%, and international Grafton® DBM revenues increased 9%, for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, primarily due to increased unit volumes.
Revenues from the world-wide distribution of traditional tissue increased 69% for the six months ended June 30, 2006 compared to the same respective period in 2005, mainly from increased unit sales volume as we continue to expand our world-wide presence in this market, partially offset by pricing pressures on the domestic direct distribution efforts. As a result of these pricing pressures, we experienced an increase in our average discount rate in the first half of 2006 on our domestic distribution of traditional tissue compared to the first half of 2005. Included in domestic traditional tissue revenues are revenues of $.9 million associated with our distribution of the Xpanse™ Bone Insert. Service fees generated by processing allograft bone tissue for clients declined 37% for the six months ended June 30, 2006 as compared to the same period in 2005, primarily due to processing 578 fewer donors for clients. Revenues generated from the distribution of Graftech® Bio-implants declined 19% for the six months ended June 30, 2006 compared to the same respective period in 2005, primarily due to continued lower demand and increased competition.
Revenues from other product lines for the six months ended June 30, 2006 relate mainly to the distribution of our GraftCage™ Spacers in the United States and the processing and distribution of bovine tissue grafts in Europe and the Middle East. Revenues from the GraftCage™ Spacers, which we began distributing in the first quarter of 2006, were $.6 million for the six months ended June 30, 2006.
In 2005, revenues from other product lines principally represented the processing and distribution of bovine tissue grafts.
In 2006, we had one customer, the Musculoskeletal Transplant Foundation (“MTF”), which accounted for $4.7 million and $9.7 million, or 19%, of consolidated net revenues for the three months and six months ended June 30, 2006. MTF accounted for $7.7 million and $14.5 million, or 30%, of consolidated net revenues for the three months and six months ended June 30, 2005.
Gross Margin

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2006	2005	2006	2005

Gross Profit	$12,060	$10,073	$23,639	$20,700
Gross Margin	48%	40%	47%	42%

Gross margin increased eight and five percentage points in the second quarter and six months ended June 30, 2006, respectively, as compared to the same periods in 2005, mainly due to improved inventory and processing productivity, which reduced the need for reserves in 2006, compared to 2005, for expiring, excess and obsolete tissue inventories. In addition, we believe the strategic initiatives started in 2005 to reduce tissue inventories, increase overall tissue inventory velocity, reduce lead times and improve tissue yields are beginning to provide favorable benefit to the Company. Although it is too soon to measure the impact of any one initiative, we continue to make progress in implementing our initiatives, as well as identifying additional initiatives for future execution. We expect gross margins to fluctuate over the next several quarters as we continue to invest in the implementation of our strategic initiatives and subsequently realize anticipated benefits. As a result, we expect to see improved gross margins from our strategic initiatives and anticipate gross margins ranging between 50% and 53% in the second half of 2007.
Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(dollars in thousands)	2006	2005	Change	Change	2006	2005	Change	Change

Marketing, selling, general and administrative	$10,009	$10,967	$(958)	(9)%	$20,105	$21,573	$(1,468)	(7)%
Research and development	1,143	1,224	(81)	(7)%	2,315	2,186	129	6%

Total	$11,152	$12,191	$(1,039)	(9)%	$22,420	$23,759	$(1,339)	(6)%

Marketing, selling, general and administrative expenses declined in the second quarter and first half of 2006 compared to the same periods in 2005, primarily as a result of a significant reduction in the costs associated with the initiative to strengthen and diversify our tissue sources, which was substantially completed in 2005, lower salary and related costs due to a reduction in the number of administrative employees and reduced commission costs as a result of the restructuring of these programs, partially offset by increased professional fees.
Research and development expenses declined in the second quarter of 2006 as compared to the second quarter of 2005 and increased for the six months ended June 30, 2006 compared to the same period in 2005. The decline in research and development costs in the second quarter was primarily due to the timing between the completion of certain projects associated with the Xpanse™ Bone Insert and GraftCage™ Spacers and initiation of new activities for continue technology programs, including Plexus P, Plexus M and Enhanced Grafton® DBM.

We anticipate that we will be able to control our marketing, selling, general and administrative expenses throughout the remainder of 2006, although we may experience incremental costs and expenses over the level recognized in the first half of 2006. We expect that research and development expenditures will increase in the second half of 2006 and beyond due to new projects and programs and increased activity on existing projects and programs.
Operating Income (Loss)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(dollars in thousands)	2006	2005	Change	Change	2006	2005	Change	Change

DBM Segment	$628	$1,237	$(609)	(49)%	$2,072	$1,883	$189	10%
Base Tissue Segment	888	(3,434)	4,322	126%	31	(4,911)	4,942	101%
Other Product Lines	(608)	79	(687)	(870)%	(884)	(31)	(853)	(2752)%

Operating Income (loss)	$908	$(2,118)	$3,026	143%	$1,219	$(3,059)	$4,278	140%

Operating income in the DBM Segment declined in the second quarter of 2006 as compared to the second quarter of 2005, primarily due to the decline in domestic Grafton® DBM revenues in the second quarter of 2006 as compared to the second quarter of 2005, which has also resulted in a decline in gross margins, partially offset by our ability to control operating expenses in 2006 compared to 2005. We generated operating income in the Base Tissue Segment for the three months ended June 30, 2006 as compared to an operating loss in the same comparable period in 2005, primarily as a result of substantially improved gross margins due to a reduced need for reserves in 2006 compared to 2005 for expiring, excess and obsolete tissue inventories and improved management of inventory and production levels. We generated an operating loss in the second quarter of 2006 from Other Product Lines, principally related to the costs associated with our GraftCage™ Spacer product line.
Operating income in the DBM Segment increased in the six months ended June 30, 2006 as compared to the same respective period in 2005, mainly due to the increase in segment revenues and our ability to control operating expenses in 2006 as compared to 2005. Gross margins in the DBM Segment during the first half of 2006 declined compared to the first half of 2005, primarily due to the impact of pricing pressures on our domestic direct distribution efforts. We generated a small operating income in the Base Tissue Segment for the six months ended June 30, 2006, primarily due to substantially improved gross margins and reduced operating expenses, partially offset by the effects of the decline in revenues. We incurred an operating loss from Other Product Lines in both the six months ended June 30, 2006 and 2005. The increase in this operating loss in 2006 compared to 2005, principally related to the costs associated with our GraftCage™ Spacer product line.
Other Income (Expense)
Other expense was $3,000 in the second quarter of 2006 compared to $.7 million in the second quarter of 2005. For the three months ended June 30, 2006 interest expense was $.4 million, an increase of approximately $.2 million over interest expense of $.2 million in second quarter 2005, and related to the capital lease obligation, which arose in the sale and leaseback of our principal processing facility in August, 2005. Interest income on the investment of available cash balances was $.2 million and $.1 million for the three months ended June 30, 2006 and 2005, respectively. In the second quarter of 2006, we recognized gains of $.2 million, while we incurred a loss of $.6 million in the second quarter of 2005, related to changes in exchange rates on foreign transactions denominated in US dollars, principally intercompany debt.
Other expense was $29,000 in the first half of 2006 compared to $1.0 million in the first half of 2005. For the six months ended June 30, 2006 interest expense was $.8 million, an increase of $.4 million over interest expense of $.4 million in the first half of 2005. Interest income on the investment of available cash balances was $.3 million and $.2 million for the six months ended June 30, 2006 and 2005, respectively, and increased in 2006 compared to 2005, primarily due to an increase in interest rates. In the first half of 2006, we recognized gains of $.4 million, while we incurred a loss of $.8 million in the first half of 2005, related to changes in exchange rates on foreign transactions denominated in US dollars, principally intercompany debt. We also received $.1 million in the first quarter of 2006 related to a contingent consideration payment from the sale in 2002 of a foreign operation.
Income Tax Provision (Benefit)
The effective tax rate for the three months and six months ended June 30, 2006 was 15% and related mainly to certain domestic state income taxes and income taxes on our foreign income. At June 30, 2006 and March 31, 2006, we provided a provision for domestic federal income taxes and for the majority of our domestic state income taxes, primarily related to state income taxes in New Jersey, which were fully offset by prior year net operating loss carryforwards that carried a full valuation allowance. We did not recognize any additional federal or state income tax benefits, which were subject to full valuation allowances in accordance with SFAS No. 109, “Accounting for Income Taxes”, due to our continued assessment as to our ability to realize such benefits. We intend to maintain a valuation allowance related to domestic federal and state income taxes until sufficient positive evidence exists to support the reversal of any valuation allowances that we have established.
We recognized an income tax benefit for the three months and six months ended June 30, 2005, primarily due to losses in our domestic operations, offset slightly by a provision for income taxes for our French subsidiary. We did not provide any benefit for domestic state tax benefits as it is more likely than not that the future tax benefits are not recoverable.
Share-Based Compensation
On January 1, 2006, we adopted SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards including employee stock options, based on estimated fair values. The adoption of this pronouncement did not have a material impact on our results of operations.
Share-based non-cash compensation recognized under SFAS No. 123(R) for the three months and six months ended June 30, 2006 was $.1 million and $.1 million, respectively. The share-based compensation expense is calculated on a straight-line basis over the vesting period of the related award and at June 30, 2006 total non-cash compensation cost of $.4 million related to nonvested share-based payment awards outstanding at that date will be recognized as a charge to operations over the next 3.1 years. Prior to the adoption of SFAS No. 123(R), we accounted for share-based awards using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, as allowed under SFAS No. 123. Under the intrinsic value method as detailed in APB No. 25, no share-based compensation expense had been recognized in our condensed consolidated statements of operations because the exercise price of our stock options granted equaled the fair market value of the underlying stock at the date of grant.
Liquidity and Capital Resources
At June 30, 2006, we had cash and cash equivalents of $13.8 million compared to $13.5 million at December 31, 2005. Working capital increased to $47.9 million at June 30, 2006 compared to $44.9 million at December 31, 2005. The increase in working capital in 2006 resulted primarily from an increase in accounts receivable due to the level of revenues in the second quarter of 2006 of $25.3 million compared to fourth quarter 2005 revenues of $21.9 million and the increase in available cash and cash equivalents.
Net cash provided by operating activities was $1.7 million in the first half of 2006 compared to net cash used in operating activities of $.5 million in the first half of 2005. The improvement resulted primarily from the generation of net income for the six months ended June 30, 2006 of $1.0 million compared to a net loss of $2.7 million in the same respective period in 2005, partially offset by increased investment in working capital during the six months ended June 30, 2006 compared to the same respective period in 2005.
Net cash used in investing activities was $1.4 million and $.6 million for the six months ended June 30, 2006 and 2005, respectively, and is principally due to capital expenditures.
Net cash used in financing activities in the first half of 2006 and 2005 of $.2 million and $1.2 million, respectively, relates primarily to principal payments on our capital lease obligation and long-term debt, partially offset by proceeds from the exercise of stock options and the sale of common stock pursuant to our employee stock purchase plan.
Based on our current projections and estimates, we expect to continue to make limited investments in our business to support our strategic initiatives and future programs, which will slightly reduce our currently available cash balances. We believe that our currently available cash and cash equivalents and anticipated future cash flow from operations will be sufficient to meet our forecasted cash needs during the next twelve months. Our future liquidity and capital requirements will depend upon numerous factors, including the progress of our product development programs and the need and associated costs relating to regulatory approvals, if any, which may be needed to commercialize some of our products under development; and the resources we devote to the development, manufacture and marketing of our services and products. We may seek additional funding to meet the needs of our long-term strategic initiatives. We can provide no assurance that such additional funds will be available, or if available, that such funds will be available on favorable terms.
Recent Accounting Developments
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An interpretation of SFAS Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The provisions of FIN 48 are effective beginning January 1, 2007, with the cumulative effect of the change in accounting principal, if any, recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on its financial position and results of operations.
Contractual Obligations
As of June 30, 2006, there were no material changes in our contractual obligations from that disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005.
Impact of Inflation and Foreign Currency Exchange Fluctuations
Results of operations for the periods discussed above have not been materially affected by inflation or foreign currency fluctuations related to the translation of financial statements denominated in foreign currency to US dollars. Gains related to changes in exchange rates on foreign transactions denominated in US dollars, principally intercompany debt, were $.2 million and $.4 million for the three months and six months ended June 30, 2006, respectively. For the three months and six months ended June 30, 2005, losses related to changes in exchange rates on foreign transactions denominated in US dollars, principally intercompany debt, were $.6 million and $.8 million, respectively.

Litigation
Osteotech is involved in various legal proceedings. For a discussion of these matters see Note 16 of “Notes to Consolidated Financial Statements” and Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2005. There were no material developments that occurred during the three months ended June 30, 2006 in the lawsuits reported in our Annual Report on Form 10-K for the year ended December 31, 2005, except for the initiation of a product liability action against the Company, which is more fully disclosed in Note 6 of “Notes to Condensed Consolidated Financial Statements” included elsewhere herein. We are not aware of any other matters or legal proceedings initiated against us during the second quarter of 2006.
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
Evaluation of Disclosure Controls and Procedures
During the first six months of 2006, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities Exchange Commission (“SEC”). These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.
Based upon their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2006 since we have not yet completed the remediation of the material weakness discussed in Item 9A, “Controls and Procedures”, of our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”) filed with the SEC on March 31, 2006.
A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management’s internal control assessment as of December 31, 2005 and as detailed in our 2005 Form 10-K identified certain deficiencies in the internal controls over the financial closing and reporting process of our domestic financial group. As a result, management reported a material weakness related to insufficient domestic and corporate personnel with appropriate accounting knowledge and training.
Our management is treating the material weakness identified above very seriously and in response, plans to continue to review and make necessary changes to the overall design of our control environment, including roles and responsibilities and policies and procedures to improve the overall internal control over financial reporting. We have begun to remediate the material weakness described above and as a result management has undertaken the following actions:
1.	Late in the first quarter of 2006, we started a search for a senior level financial manager with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial and reporting requirements. We have interviewed a number of potential candidates for this position and continue to actively search for a candidate that meets our qualifications and expectations. In the interim, we engaged an outside consultant during the first quarter of 2006 to assist, under the supervision of our Executive Vice President and Chief Financial Officer, with our financial reporting process. This consultant will be retained until we are successful in the search detailed above. In the first quarter of 2006, we hired an additional senior staff accountant to assist in the preparation of journal entries and account analyses and reconciliations. In addition, our Executive Vice President and Chief Financial Officer assumed additional review and oversight responsibilities related to the financial closing process.

2.	We reorganized the reporting structures within our world-wide accounting and finance functions to have the senior level managers report directly to our Executive Vice President and Chief Financial Officer with indirect functional reporting to the business managers.

3.	We have provided and will continue to provide additional and expanded training and education for all members of the worldwide accounting and finance functions, with an emphasis on improving account analysis preparation and documentation. In the second quarter of 2006, we prepared and presented a formal training program on work paper documentation and preparation, which was attended by all members of the domestic and corporate finance groups.

4.	We have underway a project to review and revise, as appropriate, our worldwide policies and procedures to provide for an increased level of management oversight and efficient use of finance and accounting staff. We made a number of changes to our accounting processes during the second quarter of 2006 to improve the efficient use of our finance and accounting staff.
Management is committed to the execution of this remediation plan and the implementation of the necessary enhancements to the domestic and corporate accounting departments and the worldwide policies and procedures. We will continue to monitor the improvements in the internal control over financial reporting to ensure the remediation of this material weakness. We anticipate completing these remediation activities before the end of 2006, although no assurance can be made that we will be successful in these endeavors.
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

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
There were no material developments that occurred during the three months ended June 30, 2006 in lawsuits reported in our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. In addition, we are not aware of any other matters or legal proceedings initiated against us during the second quarter of 2006 except for the initiation of a product liability action against us, which is more fully disclosed in Note 6 of “Notes to Condensed Consolidated Financial Statements” of this Form 10-Q and incorporated herein by reference. From time to time we are a party to other litigation incidental to our business, none of which, individually or in the aggregate, are expected to have a material adverse effect on our results of operations or financial condition.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	An annual meeting of stockholders of Osteotech, Inc. was held on June 21, 2006.

(c)	The matters voted upon at the annual meeting and the results of the voting are set forth below:
i)	With respect to the election of Directors of Osteotech, the persons named below were elected at the annual meeting to serve a term of one year or until the next annual meeting of stockholders. They constitute the entire board of directors of Osteotech. Each received the following number of votes:

Director	For	Withheld
Kenneth P. Fallon, III	15,387,896	300,217
Stephen S. Galliker	15,329,143	358,970
Sam Owusu-Akyaw	15,385,896	302,217
Robert J. Palmisano	15,450,871	237,242
Thomas M. Patton	15,455,921	232,192
Stephen J. Sogin, Ph.D.	15,270,337	417,776
On June 21, 2006, Mr. Patton verbally notified the Chairman of the Board of Directors of Osteotech that he would resign his position as a Director effective July 31, 2006 due to a potential conflict of interest arising from an investment made by a private equity group with which Mr. Patton is associated. Mr. Patton provided a written confirmation in the form of an e-mail confirming his resignation.

ii)	With respect to a proposal to ratify the appointment of BDO Seidman, LLP as Osteotech’s independent registered public accounting firm for the year ending December 31, 2006, the stockholders voted 15,609,129 shares in favor, 56,004 shares against and 22,980 shares abstained. Broker non-votes were not applicable. This proposal received the vote required by Delaware General Corporation Law and Osteotech’s by-laws for approval (i.e. the affirmative vote of a majority of the shares of common stock represented in person or by proxy at the annual meeting and entitled to vote on the proposal).
Item 5. OTHER INFORMATION
On July 31, 2006, the Compensation Committee of Osteotech’s Board of Directors (the “Committee”) approved the following forms of agreement for use under Osteotech’s 2000 Stock Plan (the “Plan”): (i) Restricted Stock Unit Agreement for Employees (the “Employee RSU Agreement”), (ii) Restricted Stock Unit Agreement for Independent Directors (the “Director RSU

Agreement”), and (iii) Restricted Stock Unit Agreement for Consultants (the “Consultant RSU Agreement”).
The terms of the forms of Restricted Stock Unit Agreement provide for the grant of a number of restricted stock units, which will be paid out in shares of Osteotech common stock once the applicable vesting criteria have been met. No shares will be issued unless and until the participant has made satisfactory arrangements to cover applicable tax withholdings. Restricted stock units granted pursuant to the forms of Employee RSU Agreement and Consultant RSU Agreement vest as determined by the Committee and generally require an employee to continue as an employee of Osteotech and a consultant to continue as a service provider through the relevant vesting date. Restricted stock units granted pursuant to the form of Director RSU Agreement vest on the one year anniversary of the date of grant so long as the director continues to be a member of Osteotech’s Board of Directors during the vesting period.
Restricted stock units represent hypothetical shares of Osteotech’s common stock and a restricted stock unit recipient will not be entitled to any of the rights or benefits generally accorded to company stockholders until the date the restricted stock units become fully vested.

The description of the forms of Restricted Stock Unit Agreement set forth herein does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Restricted Stock Unit Agreement for Employees filed as Exhibit 10.66 to this Form 10-Q and incorporated herein by reference in its entirety, the form of Restricted Stock Unit Agreement for Independent Directors filed as Exhibit 10.67 to this Form 10-Q and incorporated herein by reference in its entirety and the form of Restricted Stock Unit Agreement for Consultants filed as Exhibit 10.68 to this Form 10-Q and incorporated herein by reference in its entirety.

Effective as of June 21, 2006, the Committee granted restricted stock units to independent directors of Osteotech pursuant to the Plan as follows:

		Number of Shares of
		Common Stock Underlying
		Restricted Stock Unit
Name	Title	Grant
Kenneth P. Fallon III	Chairman of the Board of Directors	5,000
Stephen S. Galliker	Director	5,000
Robert J. Palmisano	Director	5,000
Thomas M. Patton	Director	5,000
Stephen J. Sogin	Director	5,000
The restricted stock units granted to Osteotech’s independent directors were granted pursuant to the form of Restricted Stock Unit Agreement for Independent Directors. The restricted stock units will vest on June 21, 2007, the one year anniversary of the date of grant, so long as the Director continues to be a Director of Osteotech at that time. Due to Mr. Patton’s notice of resignation on June 21, 2006, the date of grant, he will no longer be a Director at the time the restricted stock units granted to him vest, therefore, the restricted stock units granted to Mr. Patton were effectively forfeited on the same day.

Item 6. EXHIBITS
The following documents are filed as exhibits to this report:

Exhibit		Page
Number	Description	Number

10.66 *	Form of 2000 Stock Plan Restricted Stock Unit Agreement for Employees	+

10.67 *	Form of 2000 Stock Plan Restricted Stock Unit Agreement for Independent Directors	+

10.68 *	Form of 2000 Stock Plan Restricted Stock Unit Agreement for Consultants	+

10.69 *	The Management Performance Bonus Plan, June 2006	+

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

+	Filed herewith

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2006		Osteotech, Inc.
(Registrant)

Date: August 4, 2006	By:	/s/ Sam Owusu-Akyaw
Sam Owusu-Akyaw
President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2006	By:	/s/ Mark H. Burroughs
Mark H. Burroughs
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)