Form 10-Q
period 2006-09-30
OSTEOTECH INC
filed 2006-11-03
CIK 874734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $.01 par value, outstanding as of November 1, 2006 was 17,339,149.

OSTEOTECH, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
OSTEOTECH, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$14,892	$13,484
Accounts receivable, net of allowance of $438 in 2006 and $1,131 in 2005	16,737	14,879
Deferred processing costs	28,458	28,805
Inventories	1,170	1,278
Prepaid expenses and other current assets	3,110	3,438

Total current assets	64,367	61,884
Property, plant and equipment, net	37,250	39,962
Other assets	8,521	9,176

Total assets	$110,138	$111,022

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$14,643	$16,320
Current maturities of capital lease obligation	708	655

Total current liabilities	15,351	16,975

Capital lease obligation	15,065	15,603
Other liabilities	7,270	7,689

Total liabilities	37,686	40,267

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding 17,306,649 shares in 2006 and 17,259,964 shares in 2005	173	173
Additional paid-in capital	65,263	64,915
Accumulated other comprehensive income	780	793
Retained earnings	6,236	4,874

Total stockholders’ equity	72,452	70,755

Total liabilities and stockholders’ equity	$110,138	$111,022

See accompanying notes to condensed consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net revenues:
Service	$22,776	$21,898	$71,825	$70,333
Product	672	347	1,985	1,050

	23,448	22,245	73,810	71,383

Cost of services	10,961	15,107	36,736	43,280
Cost of products	917	132	1,865	397

	11,878	15,239	38,601	43,677

Gross profit	11,570	7,006	35,209	27,706

Marketing, selling, general and administrative	9,751	11,607	29,856	33,180
Research and development	1,192	1,101	3,507	3,287

	10,943	12,708	33,363	36,467

Operating income (loss)	627	(5,702)	1,846	(8,761)

Other expense:
Interest expense, net	(219)	(394)	(738)	(546)
Other	(131)	(25)	359	(847)

	(350)	(419)	(379)	(1,393)

Income (loss) before income taxes	277	(6,121)	1,467	(10,154)

Income tax provision (benefit)	(74)	676	105	(647)

Net income (loss)	$351	$(6,797)	$1,362	$(9,507)

Earnings (loss) per share:
Basic	$.02	$(.40)	$.08	$(.55)
Diluted	$.02	$(.40)	$.08	$(.55)

Shares used in computing earnings (loss) per share:
Basic	17,295,314	17,199,004	17,281,703	17,187,865
Diluted	17,352,420	17,199,004	17,356,109	17,187,865

See accompanying notes to condensed consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2006	2005

Cash Flow From Operating Activities
Net income (loss)	$1,362	$(9,507)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,537	4,285
Share-based compensation expense	162	43
Changes in current assets and liabilities:
Accounts receivable	(1,858)	(2,563)
Deferred processing costs	269	1,051
Inventories	108	(194)
Prepaid expenses and other current assets	328	2,703
Note receivables from patent litigation settlement	750	750
Accounts payable and other liabilities	(2,105)	6,335

Net cash provided by operating activities	3,553	2,903

Cash Flow From Investing Activities
Capital expenditures	(1,509)	(1,261)
Proceeds from sale of land and building		16,500
Other, net	(468)	(383)

Net cash provided by (used in) investing activities	(1,977)	14,856

Cash Flow From Financing Activities
Proceeds from issuance of common stock	186	133
Principal payments on capital lease obligation	(485)
Principal payments on long-term debt		(12,826)

Net cash used in financing activities	(299)	(12,693)

Effect of exchange rate changes on cash	131	(112)

Net increase in cash and cash equivalents	1,408	4,954
Cash and cash equivalents at beginning of period	13,484	13,391

Cash and cash equivalents at end of period	$14,892	$18,345

Supplementary cash flow data:
Cash paid during the period for interest	$1,260	$427
Cash paid during the period for taxes, net of refunds	$76	$(2,844)

Non-cash financing and investing activities:
Capital lease obligations	—	$16,500
Asset retirement obligation	—	$1,339

See accompanying notes to condensed consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
1. Basis of Presentation
The accompanying condensed consolidated financial statements, other than the condensed consolidated balance sheet at December 31, 2005, included herein are unaudited and reflect all adjustments (consisting only of normal recurring accruals) considered necessary by management for a fair statement of the consolidated financial position as of September 30, 2006, the consolidated results of operations for the three months and nine months ended September 30, 2006 and 2005 and consolidated cash flows for the nine months ended September 30, 2006 and 2005. The results of operations and cash flows for the respective interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts within the consolidated financial statements have been reclassified to conform to the 2006 presentation. The condensed consolidated financial statement should be read in conjunction with the audited consolidated financial statements, which were included as part of Osteotech, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2005.
2. Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return. This guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The provisions of FIN 48 are effective for the Company beginning January 1, 2007, with the cumulative effect of the change in accounting principal, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial position and results of operations.

In September 2006, the staff of the FASB issued Staff Position Aug Air-1, “Accounting for Planned Major Maintenance Activities” (“FSP”). The FSP amends Accounting Principles Board Opinion No, 28, “Interim Financial Reporting” (“APB 28”), and prohibits the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The Company does have a planned major maintenance activity associated with its annual or semi-annual plant shutdowns. While early application is permitted, the provisions of the FSP are effective for the Company beginning January 1, 2007. The guidance in the FSP shall be applied retrospectively for all financial statements presented, unless it is impracticable to do so. The Company is currently evaluating the impact of adopting the FSP on its financial position and results of operations. Although the Company does not anticipate any impact on its historical annual financial results or financial position, the Company does anticipate certain of its interim financial results and financial position will be restated, with certain interim periods realizing improved earnings with other interim periods realizing reduced earnings.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The provisions of SAB 108 are effective for the Company after November 15, 2006. Except for the changes potentially necessitated by the adoption of the FSP noted above, we are not aware of any accounting changes or error corrections that may be required in our historical financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under a number of other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial position and results of operations.
3.	Deferred Processing Costs

Deferred processing costs consist of the following:

	September 30,	December 31,
	2006	2005

Unprocessed donor tissue to be distributed by the Company	$10,183	$8,896
Tissue in process	6,228	4,621
Implantable donor tissue to be distributed by the Company	11,382	14,492
Implantable donor tissue held for clients	665	796

	$28,458	$28,805

Unprocessed donor tissue to be distributed by the Company represents the value of such allograft bone tissue expected to be processed within the next year. Unprocessed donor tissue to be distributed by the Company expected to be processed in periods subsequent to one year of $3,456 and $3,378 at September 30, 2006 and December 31, 2005, respectively, was reflected in other assets.
4.	Inventories

Inventories consist of the following:

	September 30,	December 31,
	2006	2005

Supplies	$182	$194
Raw materials	677	813
Finished goods	311	271

	$1,170	$1,278

5.	Stock Compensation Plans

The Company’s stock compensation plan (the “2000 Stock Plan”), authorizes the grant of up to 2,250,000 shares of the Company’s unissued common stock in the form of incentive stock options, non-qualified stock options or other share-based awards to eligible employees, directors and consultants. Incentive stock options may be granted at prices not less than 100% of the fair market value on the date of grant. Non-qualified stock options, restricted stock units (“RSUs”) and other share-based awards may be granted at the discretion of the Compensation Committee of the Board of Directors under terms and conditions as determined by the Compensation Committee. RSUs entitle the holder to receive, at a specified future date, a specified or determinable number of shares of common stock. Options and RSUs issued pursuant to the 2000 Stock Plan typically have terms requiring vesting ratable over four years, except for options or RSUs issued to non-employee directors for which the vesting period is one year, or such other period to match the vesting period or adjusted vesting period determined by the Company’s Compensation Committee or Board of

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
Directors. The vesting term of options issued in the nine months ended September 30, 2006 had ratable vesting over four years and the vesting terms of RSUs issued in the nine months ended September 30, 2006 had ratable vesting over one to four years. All share-based awards have a maximum contractual term of 10 years. The Company settles all share-based compensation awards with newly issued shares. The 2000 Stock Plan replaced prior plans, except to the extent that options issued under the prior plans continue to remain outstanding.

The Company also has an employee stock purchase plan under which eligible employees have the ability to purchase shares of the Company’s common stock. The purchase price of the stock is 85% of the fair market value of the stock on the last day of each quarter.

Share-Based Awards

As of January 1, 2006, we adopted SFAS No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”) . The adoption of SFAS No. 123(R) requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors, including employee stock options, RSUs and employee stock purchases under an employee stock purchase plan. SFAS No. 123(R) supersedes Accounting Principal Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), which we previously applied for all periods prior to 2006.

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

In 2005 and 2004, the Company’s Board of Directors initiated several actions to accelerate the vesting of certain outstanding stock options. As a result, options representing 1,271,102 shares of common stock were vested and the non-cash compensation expense related to these stock options was reflected in our proforma disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). There was no non-cash compensation expense related to these stock options that will impact 2006 or any other future period. For the three months and nine months ended September 30, 2006, we recognized a non-cash compensation expense in the consolidated statement of operations of $44 and $162, respectively, pursuant to the adoption of SFAS No. 123(R). Non-cash share-based compensation for the three months and nine months ended September 30, 2006 resulted in no tax benefit to the Company as a result of the Company’s providing a full valuation reserve on deferred tax assets. At September 30, 2006, the unrecorded non-cash fair value based compensation with respect to nonvested share-based awards was $331 and the weighted average period over which that compensation will be charged to operations is 1.8 years.

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards issued in the form of stock options on the date of grant using an option-pricing model. RSUs are valued at the fair value of the underlying common stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service period. The Company is also required to establish the value of an additional paid-in capital pool for tax impacts related to employee share-based compensation awards for which compensation costs were reflected in our pro forma disclosures required under SFAS No. 123. The Company has not yet completed the calculation of this pool, which is not required to be determined until the fourth quarter of 2006, but the Company believes there will be no impact on our financial position or results of operations from this calculation.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
Share-based compensation expense recognized in our condensed consolidated statements of operations for the three months and nine months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, as well as compensation expense for the share-based payment awards granted subsequent to January 1, 2006. Such share-based compensation expense was based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R), based on awards ultimately expected to vest, and therefore has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates. The Company recognizes the compensation cost of all share-based payment awards on a straight-line basis over the vesting period of the individual award.
Prior to the adoption of SFAS No. 123(R), we accounted for share-based payment awards using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123. Under the intrinsic value method, except for non-cash compensation expense recognized as a result of the change in the terms of certain outstanding options ($43 in the three months ended September 30, 2005), no share-based compensation expense had been recognized in our condensed consolidated statements of operations for periods prior to 2006 because the exercise price of our stock options granted equaled the fair market value of the underlying stock at the date of grant. In our pro forma disclosures required under SFAS No. 123 for the periods prior to 2006, we estimated forfeitures and in subsequent periods adjusted forfeitures for actual amounts.
For purposes of determining the estimated fair value of share-based payment awards issued in the form of stock options, the Company utilizes the Black-Scholes option-pricing model (“Black-Scholes Model”) as permitted under SFAS No. 123(R). The Black-Scholes Model requires the input of certain assumptions that involve judgment. Because stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of the Company’s stock options. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value under the Black-Scholes Model. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, and thereby materially impact our fair value determination.
No options were granted during the three months ended September 30, 2006, and the fair value of each option granted during the three months ended September 30, 2005 and nine months ended September 30, 2006 and 2005 was estimated on the grant-date using the Black-Scholes Model with the following weighted average assumptions:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
Weighted Average Assumptions	2005	2006	2005

Expected holding period (years)	5	5	5
Risk-free interest rate	3.47%	4.71%	3.72%
Volatility factor	76%	75%	77%
Dividend yield	0	0	0
Annual forfeiture rate	3%	3%	3%
Fair value per share at date of grant	$2.91	$3.25	$2.34

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
The following table summarizes information concerning option transactions for the nine months ended September 30, 2006:

		Weighted Average
		Exercise Price per
Options	Shares	Share

Outstanding at January 1, 2006	2,937,062	$8.03
Granted	45,000	$5.02
Exercised	(24,500)	$3.79
Forfeited	(26,250)	$3.67
Expired	(164,362)	$6.57

Outstanding at September 30, 2006	2,766,950	$8.14

Exercisable at September 30, 2006	2,669,450	$8.28

At September 30, 2006, the aggregate intrinsic value of options outstanding and options exercisable was $194 and $177, respectively. The weighted average remaining contractual term of options outstanding and options exercisable at September 30, 2006 was 4.9 years and 4.8 years, respectively. The aggregate intrinsic value represents the total pre-tax value, based on the Company’s average stock price as of September 30, 2006, which would have been received by the option holders had they exercised their in-the-money options as of that date. During the nine months ended September 30, 2006, 106,250 outstanding options vested and the intrinsic value of options exercised was $25.
The following table summarizes information concerning RSU transactions for the nine months ended September 30, 2006:

		Weighted Average
		Grant Date Fair
	Restricted	Value
	Stock Units	Per Share

Outstanding at January 1, 2006	0	—
Granted	40,000	$3.92
Vested	0	—
Forfeited	(5,000)	$3.93

Unvested at September 30, 2006	35,000	$3.91

At September 30, 2006, the Company had 331,175 shares of common stock reserved for future share-based payment awards.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
The following table sets forth pro forma net loss and net loss per share data for both basic and diluted net loss per share assuming the adoption of SFAS No. 123(R) for the prior year periods presented:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005

Net loss – as reported	$(6,797)	$(9,507)
Impact on net loss related to share-based employee compensation expense, net of tax	372	1,892

Net loss – pro forma	$(7,169)	$(11,399)

Basic and diluted net loss per share:
As reported	$(.40)	$(.55)
Pro forma	$(.42)	$(.66)

Stock Purchase Plan

The Company’s employee stock purchase plan (the “1994 Purchase Plan”) provides for the issuance of up to 575,000 shares of Common Stock. Eligible employees may purchase shares of the Company’s Common Stock through payroll deductions of 1% to 7 1/2% of annual compensation. The purchase price for the stock is 85% of the fair market value of the stock on the last day of each calendar quarter. The 1994 Purchase Plan expires on July 1, 2009. At September 30, 2006, 108,823 shares were available for future offerings under this plan. Non-cash compensation expense related to the issuance of shares under this plan was not material to the consolidated statements of operations.

6.	Sale and Leaseback of Processing Facility

On August 8, 2005, the Company completed the sale of its principal processing facility located in Eatontown, New Jersey to an unrelated third party for $16.5 million in cash. The Company also entered into an agreement to lease back the processing facility. The Company retained ownership of all property and equipment, including leasehold improvements, directly related to the operation of the Company’s business. The transaction has been recorded as a capital lease, with the resulting gain deferred and amortized in proportion to the amortization of the leased assets.

The Company utilized a portion of the proceeds from the sale of the processing facility to repay all outstanding bank debt as of August 8, 2005, of $10,963. All remaining proceeds of $5,323, net of transaction costs of $214, arising from this transaction were available for general corporate purposes.
7.	Debt and Financing Arrangements

The Company had a credit facility which included a $5 million line of credit, a mortgage loan and an equipment term loan. A portion of the proceeds from the sale and leaseback transaction for the Company’s principal processing facility were utilized to repay the then outstanding balance of the mortgage and the equipment term loan. The line of credit, which had no amounts outstanding on August 8, 2005, was cancelled resulting in the termination of the credit facility.

8.	Asset Retirement Obligations

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

An ARO was established in August 2005 concurrent with the sale and leaseback of the Company’s current processing facility. The initial value of the ARO, which was recorded as a long-term liability, was approximately $1,339. The related capitalized cost has been included in property, plant and equipment and will be amortized over the initial term of the lease.
9.	Commitments and Contingencies

Litigation

There were no material developments that occurred during the nine months ended September 30, 2006 in the lawsuits reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, except for the settlement of the Tissue Transplant Technology, Ltd. action in February 2006, which was disclosed in the Company’s 2005 Annual Report on From 10-K and which had no impact on the Company’s financial condition or results of operations. Additionally, one product liability action was initiated against the Company, which is more fully discussed below. The Company is not aware of any other matters or legal proceedings initiated against the Company during the first nine months of 2006.

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

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
10.	Comprehensive Income (Loss)

Comprehensive income (loss) for the periods indicated is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income (loss)	$351	$(6,797)	$1,362	$(9,507)
Currency translation adjustments	(283)	(897)	(13)	29

Comprehensive income (loss)	$68	$(7,694)	$1,349	$(9,478)

11.	Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income (loss) available to common stockholders	$351	$(6,797)	$1,362	$(9,507)

Denominator for basic earnings (loss) per share, weighted average common shares outstanding	17,295,314	17,199,004	17,281,703	17,187,865
Effect of dilutive securities:
Restricted stock units	31,630		11,758
Stock options after application of treasury stock method	25,476		62,648

Denominator for diluted income (loss) per share	17,352,420	17,199,004	17,356,109	17,187,865

Basic earnings (loss) per share	$.02	$(.40)	$.08	$(.55)

Diluted earnings (loss) per share	$.02	$(.40)	$.08	$(.55)

For the three months and nine months ended September 30, 2006 outstanding options to purchase 2,500,575 and 2,360,575 shares, respectively, of common stock were not included in the computation of diluted earnings per share primarily because the options’ exercise prices were greater than the average market price of the common stock and, therefore, the effect would be antidilutive. At September 30, 2005, options to purchase 2,925,162 shares of common stock were not included in the calculations of diluted net loss per share as the effect thereof would be antidilutive.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
12.	Operating Segments
Summarized in the table below is financial information for the Company’s reportable segments for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues:
DBM Segment	$12,771	$12,507	$40,972	$39,414
Base Tissue Segment	10,005	9,391	30,853	30,919
Other	672	347	1,985	1,050

Consolidated	$23,448	$22,245	$73,810	$71,383

Operating income (loss):
DBM Segment	$(216)	$(586)	$1,856	$1,297
Base Tissue Segment	1,698	(5,352)	1,729	(10,263)
Other	(855)	236	(1,739)	205

Consolidated	$627	$(5,702)	$1,846	$(8,761)

One of our clients, the Musculoskeletal Transplant Foundation, accounted for 19% of consolidated net revenues for each of the three months and nine months ended September 30, 2006 and 24% and 28% of consolidated net revenues for the three months and nine months ended September 30, 2005, respectively.
13.	Other Expense
Included in other expense are losses of $156 for the three months ended September 30, 2006 and gains of $234 for the nine months ended September 30, 2006 related to changes in exchange rates on foreign transactions denominated in U.S. dollars, including intercompany debt. For the three months and nine months ended September 30, 2005, losses related to changes in exchange rates on foreign transactions denominated in U.S. dollars, principally intercompany debt, were $25 and $847, respectively.
In March 2006, the Company received $125 related to a contingent consideration payment from the sale in 2002 of a foreign operation, which is included in other expense in the condensed consolidated statements of operations.

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
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
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
Net Income (Loss)

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands,				Percent				Percent
except per share amounts)	2006	2005	Change	Change	2006	2005	Change	Change

Net income (loss)	$351	$(6,797)	$7,148	105%	$1,362	$(9,507)	$10,869	114%
Earnings (loss) per share:
Basic	$.02	$(.40)			$.08	$(.55)
Diluted	$.02	$(.40)			$.08	$(.55)
Net income in the third quarter of 2006 and for the nine months ended September 30, 2006 was principally generated as a result of improved gross margins and lower operating expenses. In the third quarter of 2006, we realized losses on foreign transactions denominated in U.S. dollars, including intercompany debt, and a reduction in net interest expense. In the nine months ended September 30, 2006, we received an additional consideration payment related to one of our subsidiaries which was sold in 2002 and recognized gains related to changes in exchange rates on foreign transactions denominated in U.S. dollars, including intercompany debt, due to the weakening of the U.S. dollar against the Euro.
We incurred a net loss in both the three months and the nine months ended September 30, 2005, primarily attributable to depressed gross margins related to increased reserves for expiring, excess and obsolete tissue inventories, negative production variances, increased operating expenses associated with implementation of programs to turn around the domestic business, expenses associated with our continuing investment in strengthening and diversifying our tissue sources and increased professional fees. In addition, we incurred translation losses on the outstanding balance of intercompany debt due to the strengthening of the U.S. dollar against the Euro.
Net Revenues
Consolidated net revenues in the third quarter of 2006 and for the nine months ended September 30, 2006 increased 5% and 3%, respectively, as compared to the similar periods in the prior year. Domestic net revenues increased 4% and international revenues increased 13% in the third quarter of 2006 compared to the third quarter of 2005. The improvement in third quarter 2006 domestic revenues was primarily due to increased unit volumes, partially offset by continued to be impacted by pricing pressures which were offset by increased unit volumes. For the nine months ended September 30, 2006, domestic revenues increased marginally and international revenues increased 19% compared to the nine months ended September 30, 2005. Generally, domestic revenues for the nine months ended September 30, 2006 were impacted by pricing pressures, which were mostly offset by increased unit volumes. In the three months and nine months ended September 30, 2006, the increases in international revenues were mainly driven by increased unit volumes resulting from continued geographic penetration and expansion.
The following table details the components of our net revenues for the periods presented:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent				Percent
(dollars in thousands)	2006	2005	Change	Change	2006	2005	Change	Change

DBM Segment
Domestic	$10,777	$10,399	$378	4%	$34,476	$33,157	$1,319	4%
International	1,994	2,108	(114)	(5)%	6,496	6,257	239	4%

Total DBM Segment	12,771	12,507	264	2%	40,972	39,414	1,558	4%

Base Tissue Segment
Domestic:
Client Processing	2,223	2,388	(165)	(7)%	6,226	9,029	(2,803)	(31)%
Traditional Tissue	2,895	1,950	945	48%	8,357	4,959	3,398	69%
Graftech® Bio-implants	3,118	3,893	(775)	(20)%	10,649	13,164	(2,515)	(19)%

	8,236	8,231	5	—	25,232	27,152	(1,920)	(7)%

International:
Client Processing	66	110	(44)	(40)%	451	357	94	26%
Traditional Tissue	1,703	1,050	653	62%	5,170	3,410	1,760	52%

	1,769	1,160	609	53%	5,621	3,767	1,854	49%

Total Base
Tissue Segment	10,005	9,391	614	7%	30,853	30,919	(66)	—

Other Product Lines	672	347	325	94%	1,985	1,050	935	89%

Net Revenues	$23,448	$22,245	$1,203	5%	$73,810	$71,383	$2,427	3%

Three Months Ended September 30, 2006
Domestic Grafton® DBM revenues increased 2% in the third quarter of 2006 compared to the same period in 2005, primarily as a result of an increase in unit sales volume, partially offset by the impact of pricing pressures on our domestic direct sales efforts. We continued to experience an increase in our average discount rate in the third quarter of 2006 on our domestic direct distribution of Grafton® DBM compared to the second quarter of 2006 and the third quarter of 2005. Revenues from the shipment of private label DBM tissue forms increased 15%, and international Grafton® DBM revenues declined 5%, for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005, primarily due to a decline in unit volumes.
Revenues from the world-wide distribution of traditional tissue increased 53% in the third quarter of 2006 compared to the third quarter of 2005, mainly from increased unit sales volume as we continue to expand our world-wide presence in this market. Domestically, we continued to experience pricing pressure in the third quarter of 2006 on our distribution of traditional tissue. Included in domestic traditional tissue revenues are revenues of $.5 million associated with our distribution of the Xpanse™ Bone Insert. Service fees generated by processing allograft bone tissue for clients declined 8% for the three months ended September 30, 2006 as compared to the same period in 2005, primarily due to processing 43 fewer donors for our clients. We expect service fee revenue to continue to decline throughout 2006 and 2007 as our processing agreements with our clients are renegotiated or expire and are not replaced. Revenues generated from the distribution of Graftech® Bio-implants declined 20% in the third quarter of 2006 compared to the same respective period in 2005, primarily due to continued lower demand and increased competition from polymer based spinal implants.
Revenues from other product lines in the third quarter of 2006 relate mainly to the distribution of our GraftCage™ Spacers in the United States and the processing and distribution of bovine tissue grafts in Europe and the Middle East. Third quarter 2006 revenues from the GraftCage™ Spacers, which we began distributing in the first quarter of 2006, were $.3 million. Our GraftCage™ Spacer product line has encountered fierce competition in the market. We expect to continue to distribute the GraftCage™ Spacers, however, we do not expect this product line to contribute significantly to future revenue streams. In 2005, revenues from other product lines principally represented the processing and distribution of bovine tissue grafts.
Nine Months Ended September 30, 2006
Domestic Grafton® DBM revenues increased 3% for the nine months ended September 30, 2006 compared to the same period in 2005, substantially as a result of an increase in unit sales volume, partially offset by the impact of pricing pressures. Revenues from the shipment of private label DBM tissue forms increased 18%, and international Grafton® DBM revenues increased 4%, for the nine months ended September 30, 2006 as compared to the prior year period, primarily due to increased unit volumes.
Revenues from the world-wide distribution of traditional tissue increased 62% for the nine months ended September 30, 2006 compared to the same respective period in 2005, mainly from increased unit sales volume as we continued to expand our world-wide presence in this market, partially offset by the impact of pricing pressures. Included in domestic traditional tissue revenues are revenues of $l.3 million associated with our distribution of the Xpanse™ Bone Insert. Service fees generated by processing allograft bone tissue for clients declined 29% for the nine months ended September 30, 2006 as compared to the same period in 2005, primarily due to processing 621 fewer donors for clients. Revenues generated from the distribution of Graftech® Bio-implants declined 19% for the nine months ended September 30, 2006 compared to the same respective period in 2005, primarily due to continued lower demand and increased competition.
Revenues from other product lines for the nine months ended September 30, 2006 relate mainly to the distribution of our GraftCage™ Spacers in the United States and the processing and distribution of bovine tissue grafts in Europe and the Middle East. Revenues from the GraftCage™ Spacers, which we began distributing in the first quarter of 2006, were $.9 million for the nine months ended September 30,

2006. In 2005, revenues from other product lines principally represented the processing and distribution of bovine tissue grafts.
In 2006, we had one customer, the Musculoskeletal Transplant Foundation (“MTF”), which accounted for 19% of consolidated net revenues for each of the three months and nine months ended September 30, 2006, respectively. MTF accounted for 24% and 28% of consolidated net revenues for the three months and nine months ended September 30, 2005, respectively.
Gross Margin

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2006	2005	2006	2005

Gross Profit	$11,570	$7,006	$35,209	$27,706
Gross Margin	49%	31%	48%	39%

Gross margin increased eighteen and nine percentage points in the third quarter and nine months ended September 30, 2006, respectively, as compared to the same periods in 2005, mainly due to improved inventory and processing productivity, which reduced the need for reserves in 2006, compared to 2005, for expiring, excess and obsolete tissue inventories. In addition, we believe the strategic initiatives started in 2005 to reduce tissue inventories, increase overall tissue inventory velocity, reduce lead times and improve tissue yields are providing favorable benefits to the Company. We continue to make progress in implementing our initiatives, as well as identifying additional initiatives for future execution. We expect gross margins to fluctuate over the next several quarters as we continue to invest in the implementation of our strategic initiatives and subsequently realize anticipated benefits. As a result, we expect to see improved gross margins from our strategic initiatives and anticipate consistent gross margin levels ranging between 50% and 53% in the second half of 2007.
Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent				Percent
(dollars in thousands)	2006	2005	Change	Change	2006	2005	Change	Change

Marketing, selling, general and administrative	$9,751	$11,607	$(1,856)	(16)%	$29,856	$33,180	$(3,324)	(10)%
Research and development	1,192	1,101	91	8%	3,507	3,287	220	7%

Total	$10,943	$12,708	$(1,765)	(14)%	$33,363	$36,467	$(3,104)	(9)%

     Marketing, selling, general and administrative expenses declined in the third quarter and the nine months ended September 30, 2006 compared to the same periods in 2005, primarily as a result of a reduction in the costs associated with the initiative to strengthen and diversify our tissue sources, which was substantially completed in 2005, lower salary and related costs, reduced commission costs as a result of the restructuring of our commission programs and a decline in professional fees.
     The increase in research and development costs in the third quarter of 2006 and the nine months ended September 30, 2006 was primarily due to our continuing efforts to expand our technology programs including Plexus P, Plexus M and Enhanced Grafton® DBM. We expect to begin to make investments in our distribution channels beginning in the fourth quarter of 2006 and additional investments in these channels in 2007. As a result, we anticipate marketing, selling, general and administrative expenses to increase throughout this period. We expect that research and development expenditures will increase in the balance of 2006 and beyond due to new projects and programs and increased activity on existing projects and programs.

Operating Income (Loss)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent				Percent
(dollars in thousands)	2006	2005	Change	Change	2006	2005	Change	Change

DBM Segment	$(216)	$(586)	$370	63%	$1,856	$1,297	$559	43%
Base Tissue Segment	1,698	(5,352)	7,050	132%	1,729	(10,263)	11,992	117%
Other Product Lines	(855)	236	(1,091)	(462)%	(1,739)	205	(1,944)	(948)%

Operating Income (loss)	$627	$(5,702)	$6,329	111%	$1,846	$(8,761)	$10,607	121%

Operating loss in the DBM Segment declined in the third quarter of 2006 as compared to the third quarter of 2005, primarily due to our ability to control operating expenses in 2006 compared to 2005, partially offset by lower gross margins. We generated operating income in the Base Tissue Segment for the three months ended September 30, 2006 as compared to an operating loss in the same comparable period in 2005, primarily as a result of substantially improved gross margins due to a reduced need for reserves in 2006 compared to 2005 for tissue inventories and improved management of inventory and production levels. We generated an operating loss in the third quarter of 2006 from other product lines, principally related to the costs associated with the introduction of the GraftCage™ Spacer product line and a reserve for excess spacer inventory.
Operating income in the DBM Segment increased for the nine months ended September 30, 2006 as compared to the same respective period in 2005, mainly due to our ability to control operating expenses in 2006 as compared to 2005. Gross margins in the DBM Segment during the nine months ended September 30, 2006 declined compared to the prior year period, primarily due to the impact of pricing pressures on our domestic direct distribution efforts. We generated operating income in the Base Tissue Segment for the nine months ended September 30, 2006, primarily due to substantially improved gross margins and reduced operating expenses. We incurred an operating loss from other product lines in the nine months ended September 30, 2006 and operating income in the prior year period. The change in 2006 compared to 2005, principally related to the costs associated with our GraftCage™ Spacer product line and a reserve for excess spacer inventory.
Other Expense
Other expense was $.4 million in the third quarter of 2006 compared to $.4 million in the third quarter of 2005. For the three months ended September 30, 2006 and 2005 interest expense was $.4 million and $.5 million, respectively, and related to the capital lease obligation, which arose in the sale and leaseback of our principal processing facility in August 2005. Interest income on the investment of available cash balances was $.2 million and $.1 million for the three months ended September 30, 2006 and 2005, respectively. In the third quarter of 2006, we recognized losses of $.2 million, compared to a loss of $25,000 in the third quarter of 2005, related to changes in exchange rates on foreign transactions denominated in U.S. dollars, including intercompany debt.
Other expense was $.4 million for the nine months ended September 30, 2006 compared to $1.4 million in the prior year period. For the nine months ended September 30, 2006 interest expense was $1.3 million, an increase of $.4 million over interest expense of $.9 million in the prior year period. Interest income on the investment of available cash balances was $.5 million and $.3 million for the nine months ended September 30, 2006 and 2005, respectively, and increased in 2006 compared to 2005, primarily due to an increase in interest rates. In the nine months ended September 30, 2006, we recognized gains of $.2 million, while we incurred a loss of $.8 million in the prior year period, related to changes in exchange rates on foreign transactions denominated in U.S. dollars, including intercompany debt. We also received $.1 million in the first quarter of 2006 related to a contingent consideration payment from the sale in 2002 of a foreign operation.

Income Tax Provision (Benefit)
For the nine months ended September 30, 2006 we had an income tax expenses based on an effective tax rate of 7% and related mainly to certain domestic state income taxes. For the three months ended September 30, 2006, we had an income tax benefit resulting from our assessment of our tax position at September 30, 2006. At September 30, 2006, we provided a provision for domestic federal income taxes and for the majority of our domestic state income taxes, primarily related to state income taxes in New Jersey, which were fully offset by prior year net operating loss carryforwards that carried a full valuation allowance. We did not recognize any additional federal or state income tax benefits, which were subject to full valuation allowances in accordance with SFAS No. 109, “Accounting for Income Taxes”, due to our continued assessment as to our ability to realize such benefits. We intend to maintain a valuation allowance related to domestic federal and state income taxes until sufficient positive evidence exists to support the reversal of any valuation allowances that we have established.
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
Share-based non-cash compensation recognized under SFAS No. 123(R) for the three months and nine months ended September 30, 2006 was $44,000 and $162,000, respectively. The share-based compensation expense is calculated on a straight-line basis over the vesting period of the related award. At September 30, 2006, total non-cash compensation cost related to nonvested share-based payment awards outstanding at that date was $.3 million and the weighted average period over which that compensation will be charged to operations is 1.8 years. Prior to the adoption of SFAS No. 123(R), we accounted for share-based awards using the intrinsic value method in accordance with APB No. 25, as allowed under SFAS No. 123. Under the intrinsic value method options, except for non-cash compensation expense recognized as a result of the change in the terms of certain outstanding options of $43 in the three months ended September 30, 2005, no share-based compensation expense had been recognized in our condensed consolidated statements of operations because the exercise price of our stock options granted equaled the fair market value of the underlying stock at the date of grant.
Liquidity and Capital Resources
At September 30, 2006, we had cash and cash equivalents of $14.9 million compared to $13.5 million at December 31, 2005. Working capital increased to $49.0 million at September 30, 2006 compared to $44.9 million at December 31, 2005. The increase in working capital in the first nine months of 2006 resulted primarily from an increase in accounts receivable due to the level of revenues in the third quarter of 2006 of $23.4 million compared to fourth quarter 2005 revenues of $21.9 million and the increase in available cash and cash equivalents.
Net cash provided by operating activities was $3.6 million for the nine months ended September 30, 2006 compared to $2.9 million in the prior year period. The improvement resulted primarily from the generation of net income for the nine months ended September 30, 2006 of $1.4 million compared to a net loss of $9.5 million in the same respective period in 2005, partially offset by increased investment in working capital during the nine months ended September 30, 2006.

Net cash used in investing activities was $2.0 million for the nine months ended September 30, 2006, primarily for capital expenditures, compared to cash provided by investing activity of $14.9 million in the prior year period, primarily resulting from the sale of the land and building related to our processing facility.
Net cash used in financing activities for the nine months ended September 30, 2006 and 2005 of $.3 million and $12.7 million, respectively, relates primarily to principal payments on our capital lease obligation and, in 2005, the repayment of our outstanding long-term debt, partially offset by proceeds from the exercise of stock options and the sale of common stock pursuant to our employee stock purchase plan.
Based on our current projections and estimates, we expect to continue to generate cash flow from operations, which may be offset by limited investments in our business to support our strategic initiatives and future programs. We believe that our currently available cash and cash equivalents and anticipated future cash flow from operations will be sufficient to meet our forecasted cash needs during the next twelve months. Our future liquidity and capital requirements will depend upon numerous factors, including the progress of our product development programs and the need and associated costs relating to regulatory approvals, if any, which may be needed to commercialize some of our products under development; and the resources we devote to the development, manufacture and marketing of our services and products. We may seek additional funding to meet the needs of our long-term strategic initiatives. We can provide no assurance that such additional funds will be available, or if available, that such funds will be available on favorable terms.
Recent Accounting Developments
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return. This guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The provisions of FIN 48 are effective for the Company beginning January 1, 2007, with the cumulative effect of the change in accounting principal, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial position and results of operations.
In September 2006, the staff of the FASB issued Staff Position Aug Air-1, “Accounting for Planned Major Maintenance Activities” (“FSP”). The FSP amends Accounting Principles Board Opinion No, 28, “Interim Financial Reporting” (“APB 28”), and prohibits the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The Company does have a planned major maintenance activity associated with its annual or semi-annual plant shutdowns. While early application is permitted, the provisions of the FSP are effective for the Company beginning January 1, 2007. The guidance in the FSP shall be applied retrospectively for all financial statements presented, unless it is impracticable to do so. The Company is currently evaluating the impact of adopting the FSP on its financial position and results of operations. Although the Company does not anticipate an impact on its historical annual financial results or financial position, the Company does anticipate certain of its interim financial results and financial position will be restated, with certain interim periods realizing improved earnings with others realizing reduced earnings.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The provisions of SAB 108 are effective for the Company after November 15, 2006. Except for the changes potentially necessitated by the adoption of the FSP, we are not aware of any accounting changes or error corrections that may be required in our historical financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under a number of other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial position and results of operations.
Contractual Obligations
As of September 30, 2006, there were no material changes in our contractual obligations from that disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005.
Impact of Inflation and Foreign Currency Exchange Fluctuations
Results of operations for the periods discussed above have not been materially affected by inflation or foreign currency fluctuations related to the translation of financial statements denominated in foreign currency to U.S. dollars. Changes in exchange rates on foreign transactions denominated in U.S. dollars, including intercompany debt, resulted in losses of $.2 million for the three months ended September 30, 2006 and gains of $.2 million for the nine months ended September 30, 2006. For the three months and nine months ended September 30, 2005, losses related to changes in exchange rates on foreign transactions denominated in U.S. dollars, including intercompany debt, were $25,000 and $.8 million, respectively.
Litigation
Osteotech is involved in various legal proceedings. For a discussion of these matters see Note 16 of “Notes to Consolidated Financial Statements” and Item 3 Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2005. There were no material developments that occurred during the nine months ended September 30, 2006 in the lawsuits reported in our Annual Report on Form 10-K for the year ended December 31, 2005. A product liability action against the Company, which is more fully disclosed in Note 9 of “Notes to Condensed Consolidated Financial Statements” included elsewhere herein, was initiated against the Company in May 2006 and was previously reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. We are not aware of any other matters or legal proceedings initiated against us during the third quarter of 2006.
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
During the first nine months of 2006, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities Exchange Commission (“SEC”). These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.
Based upon their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2006 since the remediation of the material weakness discussed in Item 9A, “Controls and Procedures”, of our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”) filed with the SEC on March 31, 2006 has not yet been fully tested and evaluated.
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
Our management has treated the material weakness identified above very seriously and in response, has completed, what we believe to be, the necessary changes to the overall design of our control environment, including roles and responsibilities and policies and procedures to improve the overall internal control over financial reporting. We have completed our remediation efforts related to the material weakness described above and have taken the following actions:
1.	In the third quarter of 2006, we completed a search for a senior level financial manager with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial and reporting requirements. In addition, in the first quarter of 2006, we hired an additional senior staff accountant to assist in the preparation of journal entries and account analyses and reconciliations. Also since the first quarter of 2006, our Executive Vice President and Chief Financial Officer assumed additional review and oversight responsibilities related to the financial closing process.

2.	We reorganized the reporting structures within our world-wide accounting and finance functions to have the senior level managers report directly to our Executive Vice President and Chief Financial Officer with indirect functional reporting to the business managers.

3.	We provided and will continue to provide additional and expanded training and education for all members of the worldwide accounting and finance functions, with an emphasis on improving account analysis preparation and documentation. In the second quarter of 2006, we prepared and presented a formal training program on work paper documentation and preparation, which was attended by all members of the domestic and corporate finance groups.

4.	We have made and will continue to make changes to our world-wide accounting processes, policies and procedures. A number of changes have been made during the first nine months of 2006 to improve the efficient use of our finance and accounting staff. We expect to continue to make changes and improvements in the future.
Although we have executed our remediation plan, we have not yet formally tested the effectiveness of our efforts and therefore we cannot provide assurance that we have been successful in eliminating the material weakness. We will continue to monitor our improvements in internal control over financial reporting and the detailed testing of our remediation efforts will commence in the fourth quarter of 2006.
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

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
There were no material developments that occurred during the three months ended September 30, 2006 in lawsuits reported in our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006. In addition, we are not aware of any other matters or legal proceedings initiated against us during the third quarter of 2006. From time to time we are a party to other litigation incidental to our business, none of which, individually or in the aggregate, are expected to have a material adverse effect on our results of operations or financial condition.
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

Date: November 3, 2006		Osteotech, Inc.

(Registrant)

Date: November 3, 2006	By:	/s/ Sam Owusu-Akyaw

Sam Owusu-Akyaw
President and Chief Executive
Officer
(Principal Executive Officer)

Date: November 3, 2006	By:	/s/ Mark H. Burroughs

Mark H. Burroughs
Executive Vice President,
Chief Financial Officer
(Principal Financial Officer and
Chief Accounting Officer)