Form 10-K
period 2006-12-31
OSTEOTECH INC
filed 2007-03-14
CIK 874734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006

Commission File Number 0-19278
OSTEOTECH, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3357370

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

51 James Way, Eatontown, New Jersey	07724

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (732) 542-2800
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value Preferred Stock Purchase Rights	Nasdaq Global Market
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
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
Large accelerated filer ☐       Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity, held by non-affiliates of the registrant based on the last reported sale price of the common stock on June 30, 2006 was approximately $69,597,000.
     The number of shares of the registrant’s common stock, $.01 par value, outstanding as of March 9, 2007 was 17,421,925.
Documents Incorporated by Reference
Portions of the registrant’s definitive 2006 Proxy Statement, which will be filed pursuant to Regulation 14A, have been incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

OSTEOTECH, INC.
2006 Form 10-K Annual Report

     The following trademarks and service marks appear in this Annual Report: XPANSE™ Bone Insert and PLEXUR™ Biocomposites are trademarks, and OSTEOTECH®, GRAFTON® Demineralized Bone Matrix (DBM), GRAFTON PLUS® DBM Paste, D-Min® Process, GRAFTECH® Bio-implants, OSTEOACTIVE® Surface, and GRAFTCAGE® Spacer are registered trademarks of Osteotech, Inc.; LUBBOC® Natural Bovine Bone Graft, LADDEC® Natural Bovine Bone Graft, and OSTEOPURE® Process are foreign registered trademarks of OST Developpement SA; PEEK-OPTIMA® is a registered trademark of Victrex Plc.
     We maintain a website at www.osteotech.com to provide information to the general public and our shareholders on our tissue forms, products, resources and services, along with general information on Osteotech and its management, career opportunities, financial results and press releases. Copies of our most recent Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our other reports filed with the Securities and Exchange Commission, or SEC, can be obtained, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to the SEC, from our Investor Relations Department by calling 732-542-2800, through an e-mail request from our website at www.osteotech.com/finrequest.htm, through the SEC’s website by clicking the direct link from our website at www.osteotech.com/finrequest.htm or directly from the SEC’s website at www.sec.gov. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.
     Our Board of Directors has adopted a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees. Any material changes made to our Code of Business Conduct and Ethics or any waivers granted to any of our directors and executive officers will be publicly disclosed by filing a Current Report on Form 8-K within four business days of such material change or waiver. There were no material changes or waivers in 2006. Copies of the Code of Business Conduct and Ethics as well as charters for our Audit Committee and Nominating and Corporate Governance Committee, which comply with the corporate governance rules of Nasdaq, are available on our website at www.osteotech.com. In addition, a copy of such documents will also be made available to our shareholders upon request by contacting our Investor Relations Department by calling 732-542-2800 or through an e-mail request from our website at www.osteotech.com/finrequest.htm.
 ii

PART I
Item 1. Business
     Information contained throughout this Annual Report contains “forward-looking statements” which can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Some of the matters set forth in the “Risk Factors” section of this Annual Report and elsewhere in this Annual Report constitute cautionary statements identifying factors with respect to such forward-looking statements, including certain risks and uncertainties that could cause results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.
Company Overview
     General
     We are a global leader in providing Osteo-Biologic solutions to surgeons and patients for the repair of the musculoskeletal system through the development of innovative therapy-driven products that alleviate pain, promote biological healing and restore function. Our goal is to utilize our current technology platform and future technologies, including products under development to create procedure specific solutions for Orthopedic, Spinal, Neurological and Oral/Maxillofacial surgeons to repair and replace bone loss caused by trauma or disease states, augment prosthetic implant procedures, facilitate spine related procedures and replace damaged ligaments and tendons.
     We have developed, and believe we will continue to develop, products and technologies designed to efficiently and effectively utilize human bone and bone connective tissue (allograft bone tissue) for transplantation. Leveraging our expertise in musculoskeletal tissue technology, we have developed innovative processes and proprietary products that are widely used today. We believe our processing knowledge and technology are key factors in our safety record, having processed in excess of 3.7 million tissue grafts and 7.0 million ccs of Grafton® DBM without a confirmed case of disease transmission. The allograft bone tissue we process is procured domestically by independent tissue banks or tissue recovery organizations, primarily through the donation of human tissue. In addition, we have established an international tissue recovery operation in Bulgaria to procure donated allograft bone tissue.
     Company Strategy
     Our overall business strategy is based on the execution of three key imperatives, as follows:
•	Productivity, Profitability and Cash Flow — We have been working on our productivity, profitability and cash flow initiatives since mid-2005 with a goal to return the Company to profitability and positive cash flow in 2006. In each of the four quarterly periods in 2006, we were profitable and gross margins expanded. We also generated positive cash flow in each of the last three quarters of 2006. We have been successful in reducing lead times and obsolescence exposure, increasing tissue yields and reducing costs. We expect to continue to work on these initiatives in future periods to allow us to further improve upon our activities and leverage sales growth. By successfully achieving this initiative, we are able to utilize our existing cash flow and profitability to help fund the distribution effectiveness and new products and technologies imperatives.

•	Distribution Effectiveness — As one of our two key strategic initiatives for 2007, we expect to spend an incremental $4.0 million on improving the effectiveness of our distribution channel by hiring and implementing a team of Osteo-Biologic Specialists to drive growth in existing products and to drive the introduction of new products and technologies in 2007, 2008 and beyond.

•	New Products and Technologies — Our other key strategic initiative for 2007 and beyond is the development of new products and technologies. We introduced our Xpanse™ Bone Insert in late-2005 with an additional form introduced in early-2006 and recently announced Food and Drug Administration (FDA) clearance of our Plexur™ P (porous) Biocomposite which is expected to be introduced in the first quarter of 2007. We expect to continue to work on developing new and innovative technologies and anticipate introducing new products in 2007 and 2008, including our Plexur™ M (moldable) Biocomposite and our Enhanced DBM Platform.
     We expect that we will work on each of these imperatives in 2007 and beyond. The focus of our imperatives in any one period will be driven by the facts and circumstances in effect at that time, some of which may be out of our control. As such, we can provide no assurance that we will be successful in achieving our imperatives.
     Distribution Models
     We generally operate under three different distribution models. The majority of our revenue is generated from the direct distribution of tissue grafts and products to hospitals and surgeons through agent based sales representation supported by direct sales managers. Under this distribution model, tissue grafts and products are generally labeled with our brand and company names. We utilize this distribution model primarily in the United States.
     Under the second distribution model, we primarily utilize country specific stocking distributors who acquire tissue products directly from us and distribute such products to hospitals and surgeons in their home countries. We support the efforts of these stocking distributors through a network of sales managers who provide distributor and surgeon training and product specific knowledge. Primarily, we utilize this distribution model internationally, although our contractual relationship with Smith & Nephew, Inc. is also included under this distribution model. Internationally, the tissue products are distributed under our brand and company name. Smith & Nephew distributes a private label form of our proprietary DBM tissue line.
     In 2007, we expect to augment our direct distribution and stocking distributor business models by hiring Osteo-Biologic Specialists who will focus on marketing and sales efforts with our existing and new Osteo-Biologic products and technologies, to increase penetration in existing markets, open new markets, support our sales agencies and stocking distributors and establish the Osteotech brand image world-wide. We anticipate spending approximately $4.0 million on these distribution effectiveness initiatives.

     Under the third distribution model, we process proprietary and non-proprietary tissue grafts for clients, such as the Musculoskeletal Transplant Foundation, Inc. (MTF) and LifeNet, from tissue supplied to us by these organizations. These products are labeled in accordance with specifications provided by the clients and are distributed by the clients or their partners to end users. The revenues from this distribution model have been declining over the past several years and we anticipate the revenues from this distribution model will continue to decline in 2007 and 2008. We expect revenues from this distribution model to be immaterial to our consolidated revenues in 2009 and thereafter.
     In 2006 and 2005, MTF accounted for $19.4 million and $25.0 million, or 20% and 27%, respectively, of net revenues. In 2004, MTF accounted for $18.3 million, or 21% of net revenues. In 2004, the American Red Cross Tissue Services (ARC) accounted for $18.4 million, or 21% of net revenues. In January, 2005, MTF acquired the assets of the allograft tissue banking operation of ARC.
     Marketing Strategy
     Our goal is to be the leading technology innovator of Osteo-Biologic devices and tissue products. We expect to achieve this objective by executing on three main initiatives, development of products and technologies, distribution channel effectiveness and medical education. Through our research and development imperatives, we will place a focus on unique “procedural solution” products that leverage both current and new proprietary technologies to address the emerging surgical needs across a broad spectrum of Orthopedic Bone Healing therapies, including Spine, Trauma, Joint Revision, and Oral-Maxillofacial. We expect that these products will be clinically efficacious and will represent cost-effective product alternatives that achieve high performance and are safe. Our intent is to provide the surgeon with the most efficacious and comprehensive line of Osteo-Biologic products that would include osteoinductive (the process by which bone is induced to grow), osteoconductive (the matrix provided by allograft bone tissue into which the patient’s own bone can grow) and osteogenic (the introduction of living cells to promote bone formation) offerings, which also completely remodel into the patient’s own bone. We will continue to expand our product lines by adding additional tissue forms aimed at competitive products, specific surgical applications, product enhancements and improvements and developing new product profiles. As we bring new and innovative Osteo-Biologic products and technologies to market, we plan to initially distribute these new products to “centers of excellence” to allow for development of human clinical information. We will then utilize this clinical information as part of our world-wide launch of the new product.
     Through sales force expansion in international markets and the addition of Osteo-Biologic Specialists in the U.S. market, we will be able to place greater emphasis on our current “core” Bone Graft Substitute products (Grafton® DBM, Xpanse™ Bone Inserts and Plexur™ P) and expect to be in a more effective position to launch the new technologies during 2007. We believe this initiative will augment our current agent and distributor structure within a more effective “hybrid” model that leverages the strengths of both types of sales representation.
     We intend to continue to place emphasis on educating surgeons and operating room practitioners on Bone Grafting Technologies and the importance of “evidence based” product selection. Additionally, we expanded our educational focus during 2006 to include “economic” decision makers who are attempting to balance product efficacy with cost-effectiveness within their institutions. We will continue to leverage the Bone Grafting “Think Tank” Program in conjunction with other forms of local market deployed educational workshops, such as grand rounds and nurse continuing education programs. We intend to continue our investment in establishing published laboratory and clinical studies (including white papers articles) to support the efficacy and science behind our products. We plan to communicate this information to the medical and patient community through print-collateral and electronic media. Our intention is to market and distribute complementary allograft bone tissue product lines to meet surgeon needs across a broad spectrum of orthopedic surgical procedures. We intend to educate surgeons concerning the benefits of using our products either alone or in conjunction with each other and we plan to support these programs through clinical and laboratory studies to further validate the performance, utility and safety of our tissue products.
     As of February 28, 2007, we employed a sales team consisting of 35 employees, including sales management, Osteo-Biologic Specialists and sales managers. In addition, we engaged 51 independent sales agencies (representing 250 sales people). Our sales team coordinates our efforts in the United States, Europe, Latin American and Asia, which along with the independent sales agencies educate surgeons as to the benefits and applications of processed allograft bone tissue.
     Business Segments
     Effective December 31, 2006, we re-aligned our operating segments to be more reflective of our expected future business strategies, technology and product development activities and distribution efforts. In assessing the re-alignment of our operating segments, we considered our current and future business opportunities, current and future products and technologies, the markets in which we sell and will sell, and the revenue and cost make-ups of our previous business segments. The development of the new business segments included assessments made by senior management as well as a review process with our Board of Directors. Our new operating segments are:
•	The Demineralized Bone Matrix (DBM) Segment;

•	The Traditional Tissue Segment;

•	The Spinal Allograft Segment;

•	The Hybrid/Synthetic Segment; and

•	The Client Services Segment.
     In addition to the re-alignment of our operating segments detailed above, we created a Corporate Segment. The Corporate Segment includes the costs associated with general and administrative, regulatory, and research and development activities.
     Any product not falling within the segments listed above is aggregated under the category of “other”. Currently, the only product line included in “other” is a line of Xenograft bone tissue products, which we process, market and distribute, primarily in Europe, Asia and the Middle East. These Xenograft bone tissue products are utilized as bone graft substitutes.
     All segmental information included elsewhere in this Annual Report on Form 10-K will be reflective of the new operating segments. All prior years’ information included herein has been re-stated in line with the new operating segments.
     Revenues in the DBM Segment are primarily related to the marketing of Grafton® DBM to end users through our sales force. We process Grafton® DBM for world-wide distribution in our domestic processing facility from allograft bone tissue recovered for us by tissue banks, provided to us by our clients or recovered by our tissue recovery program in Bulgaria. Grafton®

DBM is also distributed by two of our clients from allograft bone tissue provided by each respective client, in consideration of a processing fee paid by such clients. All units of Grafton® DBM processed by us contain our brand name, Grafton® DBM, and either our company name or our client’s company name depending upon the contractual relationship. In addition, the DBM Segment includes our proprietary Xpanse™ Bone Inserts, which were introduced in late 2005. The Xpanse™ Bone Inserts leverage off of our Grafton® DBM tissue technology and is distributed by our sales force.
     The DBM Segment also includes revenues from our processing of two private label DBMs. One such relationship is governed by a January 2003 agreement with DePuy Orthopaedics, Inc. and DePuy Spine, Inc. (collectively “DePuy”) and LifeNet, which expires in January 2008. Under the terms of the agreement, we process the DBM product to specifications determined by LifeNet, from allograft bone tissue supplied by LifeNet. DePuy and LifeNet market, promote and distribute this DBM carrier product to hospitals and surgeons. The second relationship is governed by a five-year agreement dated April 2004 with Smith & Nephew. Under the terms of the agreement, we process allograft bone tissue recovered for us into a private label DBM based on specifications agreed to by both parties. Smith & Nephew promotes and distributes the private label DBM to hospitals and surgeons.
     We process Grafton® DBM using our validated, proprietary demineralization process. When applied to cortical bone, this process yields allograft bone tissue which has osteoinductive (the process by which bone is induced to grow) and osteoconductive (the matrix provided by allograft bone tissue into which the host bone can grow) capabilities greater than other available forms of mineralized allograft bone tissue and, we believe, greater than other competitive demineralized allograft bone tissue forms.
     In the Traditional Tissue Segment, we convert allograft bone tissue into mineralized weight-bearing and non-weight bearing tissue forms and soft tissue grafts. The weight-bearing tissue forms include femoral cross sections, fibula wedges and cortical struts and the non-weight bearing tissue forms include cancellous and cortical chips. Soft tissue grafts are utilized primarily in sports medicine procedures. These allograft bone tissue grafts are distributed world-wide by our sales force and are processed primarily in our domestic facility, although certain non-weight bearing tissue grafts are processed at our facility in France.
     Revenues in the Spinal Allograft Segment are generated from the distribution to hospitals and surgeons of our line of Graftech® Bio-implant spacers and ramps. Graftech® Bio-implants are utilized primarily in spinal fusion procedures. The Graftech® Bio-implants units processed by us are labeled with our brand name and our company name. The vast majority of our Graftech® Bio-implants are distributed domestically, but we are identifying opportunities to distribute these products in the international market place.
     The Hybrid/Synthetics Segment includes revenues from our GraftCage® Spacers and will include revenues from the products developed under our Plexus Technology, which will be marketed under the trade name, Plexur™ Biocomposites. Revenues from the recently introduced Plexur™ P Biocomposite will also be included in this segment. See “Competitive Overview” for a more detailed description of the Plexur™ P Biocomposite.
     Revenues in the Client Services Segment are generated from our clients on a per donor basis for the processing of the clients’ donor tissue into traditional allograft bone tissue forms. We currently process donors for two clients, the vast majority of which we process for MTF.

     We expect the revenues we generate in this segment will decline over the next two years and such revenues will not be significant after 2008.
     Information relating to our revenues for the years ended December 31, 2006, 2005 and 2004 by geographic area is summarized as follows:

(in thousands)	United States	International	Consolidated

Revenues
For the year ended December 31,
2006	$82,237	$17,004	$99,241
2005	$79,957	$13,350	$93,307
2004	$77,317	$11,260	$88,577
     For a discussion of (1) our segments for the years ended December 31, 2006, 2005 and 2004 and our long-lived assets as of December 31, 2006, 2005 and 2004, see Note 19 of “Notes to Consolidated Financial Statements”, and (2) our deferred tax asset as of December 31, 2006 and 2005, see Note 14 of “Notes to Consolidated Financial Statements.”
Allograft Bone Tissue
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
     The suitability of allograft bone tissue for transplantation is partly dependent on the methods used in the processing of the tissue. Processing includes the removal of certain portions of the allograft bone tissue in a manner, which enables the tissue to maintain as much as possible of the native biological characteristics relating to the use of such tissue in bone grafting procedures. To provide suitable allografts, we have developed techniques that minimize the use of chemicals and procedures that might render the allograft bone tissue less suitable for use as a tissue graft. We process allograft bone tissue in a microbially-controlled environment, substantially cleaner than that of a typical hospital operating room, created through the use of advanced air filtration, water distillation and control systems and other “clean room” techniques. In addition, we perform sterility testing procedures throughout the processing of the allograft bone tissue and up through final packaging and release.
     We believe that our use of such clean room techniques, in-line disinfection and other technologies preserve the properties of the tissues that make them suitable as grafts. We believe our processing methods, in conjunction with the tissue recovery techniques utilized by our clients, tissue banks and others in the tissue recovery field that provide us with allograft bone tissue, and the multiple screening and testing procedures employed, significantly reduce the risk of transmission of infectious agents and address the medical community’s and the general public’s perceptions and concerns regarding the possible transmission of infectious disease and toxicity.
     Allograft bone tissue is employed in surgical procedures because of its biological and biomechanical properties. Bone from various locations in the body can be processed to yield either dense cortical bone, porous cancellous bone or units comprised of both cortical and cancellous bone. Cortical bone, the thick outer portion of bone, provides biomechanical strength which allows the bone to be weight-bearing, and therefore, is commonly used in surgery in the spine, in the extremities and in other procedures requiring strong transplant material. Cancellous bone, the spongy portion of bone tissue, is preferable for surgical procedures in which rapid penetration of new bone into the pores of the bone graft, a process known as osteoconduction, is desirable but where weight-bearing strength is not paramount. Therefore, cancellous bone is often used to fill smaller areas of bone loss in surgical procedures in the cervical spine and to augment more extensive reconstructive procedures including knee and hip replacements. Most procedures using allograft bone tissue, however, employ a combination of cortical and cancellous bone in a variety of forms, shapes and sizes.
     We have developed an advanced proprietary demineralization process, the D-Min® Process, for cortical bone which yields Grafton® DBM, a non-weight bearing form of allograft bone tissue which can be used to aid in the formation of new bone through the processes of osteoconduction and osteoinduction, and the Xpanse™ Bone Inserts. Cortical bone is believed to be the principal reservoir for various proteins that are instrumental in osteoinduction. However, the biological properties of these proteins are inhibited by the bone’s structure and the various minerals, lipids and other substances, which comprise bone. Our proprietary process removes these inhibiting factors. In addition, based on studies completed by an independent testing laboratory specializing in viral inactivation studies, our proprietary demineralization process has been validated to inactivate a panel of viruses, including HIV-1, HIV-2, hepatitis B, hepatitis C, cytomeglia, syphillis and polio.
     Once allograft bone tissue is processed into tissue grafts, the tissue grafts are marketed and distributed to surgeons and hospitals by us or our clients. The surgeons and hospitals pay fees charged for processing the allograft bone tissue into utilizable forms and in turn charge their patients for the various aspects of the transplant surgery performed by them, including standard charges established by the surgeon or institution for each unit of allograft bone tissue used. The cost to the patient for the tissue graft is generally reimbursable by medical insurance carriers and governmental healthcare programs as part of the overall cost of the procedure.
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
     Historically, distribution of tissue grafts by us internationally was made possible through a collaboration with a Dutch tissue bank, Bio Implant Services Foundation, tissue recovered by our Bulgarian operation and, to the extent necessary, from tissue donations in the United States. With the exception of two countries which are supplied with tissue sourced through our Dutch tissue bank partner due to regulatory requirements, our distribution of tissue grafts for our international markets can now be fully supported by our tissue recovery organization in Bulgaria. In February, 2002, we entered into a seven year agreement with the Executive Transplant Agency of the Ministry of Health, a Bulgarian federal agency responsible for activities related to the recovery, processing and allocation of human organs, tissues, cells and biomaterials for transplantation and the Euro Atlantic Transplant Alliance, an independent foundation that provides ethical and professional oversight of transplantation-related activities in Bulgaria. Under this exclusive agreement, we are responsible for the recovery and processing of tissue, cells and biomaterials obtained by our Bulgarian tissue recovery organization and the allocation and distribution of these anatomical gifts throughout Europe and other foreign markets. The allograft bone tissues recovered under this agreement meets French regulatory requirements and are processed at our facility in New Jersey.
     French laws and regulations governing tissue banking are well defined and we believe the most advanced of all the major European countries. Although tissue banking operations in France are generally restricted to non-profit public health organizations approved by the government, French regulations also provide for governmental approval of for-profit organizations as tissue banks if these organizations are able to provide haute technicité (high technology) unavailable in the non-profit sector. In 2001, the French government awarded OST Developpement SA (OST), our French subsidiary, tissue bank status which enables us to operate independently as an approved tissue bank in addition to providing contract processing, marketing and management services to non-profit tissue banks. We have renewed our French tissue bank license for five years effective November 21, 2006, and are awaiting approval for one expansion of our activity. We believe that our technology platforms and processing expertise should position us to be successful in this renewal process, although there can be no assurance that we will receive such renewal or authorizations for all aspects of our operations by the French government.
     If necessary, we may establish additional cadaveric tissue recovery networks in medical centers throughout the world in order to meet the growing demand of surgeons for safe human allograft bone tissue forms. We will add facilities and staff to our current operations, as required, to support this expansion.
     We have a proprietary processing technology, the OsteoPure® Process, which is used to process human femoral heads recovered during hip replacement surgery in France. We collect and process these femoral heads and then distribute them directly to hospitals and clinics in France. We also have agreements with several French tissue banks, including OsteoBanque D’Auvergne and EFS de Lyon, to process their femoral head tissues using the OsteoPure® Process.
     To our knowledge, none of the allograft bone tissue grafts we have processed has caused a confirmed transmission of an infectious disease. We believe this safety record is due to the rigorous donor screening and tissue recovery techniques used by our clients and tissue bank partners, extensive donor testing, and our quality assurance and processing protocols.
Competitive Overview
     We currently compete within the Bone Graft Substitute Market. This market is comprised of allografts, growth factors including bone morphogenic proteins (BMPs), demineralized bone matrix (DBM), and synthetic graft material. The Bone Graft Substitute Market can be subdivided into three categories — osteoinductive, osteoconductive and osteogenic materials. Osteoconductive products encompass all of the synthetic products and non-proprietary allografts. Osteoinductive products include DBM and BMPs. Osteogenic products include, among other products, stem cells and bone marrow aspirate. Our osteoinductive product offerings are the Grafton® DBM line and certain Graftech® Bio-implants. Our osteoconductive products consist of non-proprietary allografts, Xpanse™ Bone Inserts and the line of Plexur™ Biocomposites.
     Bone grafts are used adjunctively in a broad range of Reconstructive Orthopedic surgical procedures, such as the repair of fractures and skeletal defects and total joint arthroplasty. Bone graft substitutes are often used to aid Spinal and Joint Arthrodesis. We believe that nearly 50% of all bone graft substitute products are used for spinal procedures. Dental and other Oral Maxillofacial procedures are not considered to be a primary portion of the Bone Graft Substitute Market, but are instead considered to constitute a secondary market.
     We believe that the demand for human allograft bone tissue will continue to grow as allograft bone tissue is becoming more accepted as either an augment, or a surgical alternative, to autograft bone. Autograft bone generally requires a second surgical procedure to harvest bone from the patient and, therefore, exposes the patient to increased risk associated with blood loss, infection and chronic pain. We believe increased use of allograft bone will continue.
     We have expanded the applications of allograft bone tissues, due in part to our proprietary tissue processing technology, which includes Grafton® DBM, a proprietary form of Demineralized Bone Matrix, the Xpanse™ Bone Inserts and Plexur™ Biocomposites, a family of products comprising a combination of resorbable polymer and mineralized bone tissue.
     In recent years, Grafton® DBM has faced increasing competitive pressures, which we expect will continue in the future, as more companies have developed DBM products similar to Grafton® DBM. Most of these competitors have, in turn, partnered with large orthopedic companies to market their products. Many of these companies have research and development, marketing and other resources that are significantly greater than ours. They also offer a full line of orthopedic-related supplies and materials, which could give them a competitive advantage over us since they can offer surgeons a more complete line of products than we can.
     Grafton® DBM primarily competes with DBM products including: DBX®, processed by MTF and distributed by Synthes Spine and Synthes Trauma; the Accell™ family of products, manufactured and distributed by IsoTis OrthoBiologics; Osteofil™, processed by Regeneration Technologies, Inc. (“RTI”) and distributed by several different RTI partners; the AlloMatrix® line of products, manufactured and distributed by Wright Medical Technologies, Inc.; and InterGro™, processed by Miami Tissue Bank and distributed by a subsidiary of Biomet, Inc.
     Our Grafton® DBM tissue forms have been cleared by the FDA for more indications than any other DBM currently available on the market, including as a Bone Void Filler, Bone Graft Extender and Bone Graft Substitute.
     To stay competitive in the DBM market, we have expanded our line of Grafton® DBM tissue forms in order to offer the surgeon the ability to expand the type of procedures that DBM grafting materials can be used in and we have entered into agreements to process two private label DBMs to support expansion into the segments of the Orthopedic market that have not been a focus in the past of our agent sales force.
     Plexur™ Biocomposites address the Orthopedic market needs in a variety of skeletal applications. We are developing our Plexur™ Biocomposites to range from bone void filling products that remodel quickly while imparting little structural strength to load bearing structural grafts that remodel slowly to maintain strength during the healing process. The Plexur™ P is an osteoconductive biocomposite of cortical mineralized fibers suspended in a resorbable, porous polymer-based scaffold and is the first of the biocomposites to be introduced. Plexur™ P is designed to fill surgically created bone defects or bone defects resulting from traumatic injury to the bone.
     Plexur™ P is an osteoconductive product competing with ceramic materials which evoke a biologic response similar to that of bone. However, none of the ceramic materials are able to completely mimic the chemical structure of bone. Plexur™ Biocomposites contain mineralized bone which is comprised of both organic and inorganic constituents. The inorganic component contains calcium, phosphate and all of the other trace elements, including fluoride, zinc and silicon in ratios that optimize the ability of bone to remodel and support new bone formation via osteoconduction. The organic components are mainly extra-cellular proteins that are involved in cell attachment and mineral deposition. The unique interaction of these two phases gives bone its resilience and ability to retain its shape.
     Our mission is to use technology to enhance the gift of life and to develop therapy-driven products that alleviate pain, promote biological healing and restore function. The surgical indication and quality of host bone are important factors for bone healing. We want to provide surgeons with a choice of products to meet clinical needs. We believe our Plexur™ Biocomposites are superior osteoconductive grafts whose structure and composition generate a bone healing response unparalleled by competitive osteoconductive products on the market.
     Both Plexur™ P and Grafton® DBM participate in the bone healing process. However, the two products use different mechanisms to do so. Plexur™ P is purely osteoconductive, providing an interconnected structure to support the migration and attachment of the host’s bone forming cells. Grafton® DBM products are osteoinductive, inducing the host’s undifferentiated cells to differentiate into bone forming cells. Thus, Grafton® DBM products are intended to be used in applications in which the patient’s osteoprogenitor cells are not abundant.
     We have also expanded our Graftech® Structural Allograft line with which Grafton® DBM is used. When taken together, we are able to provide the spinal surgeon with the full range of tissue products needed to achieve the outcomes the surgeon is seeking for the patient. We also continue to differentiate Grafton® DBM from its competitors by funding clinical research to prove that Grafton® DBM is superior.
     Notwithstanding the increasing competition, we believe Grafton® DBM has significant opportunities for growth. Currently, Grafton® DBM sales are primarily domestic. We believe that Grafton® DBM was used in only a small portion of the total bone graft procedures performed in the U.S. during 2006. We estimate the potential non-domestic bone graft market to be at least as large as that of the U.S. market. The European market, in particular, provides us with an opportunity in an area where we already have a sales presence. We currently market Grafton® DBM in more than 20 countries, including the United States.
     It is estimated that 500,000 spinal fusion procedures are performed annually in the United States with over half using interbody fusion products. Interbody products are described as spacers or cages, manufactured from allograft bone, polymers or metals. These products are weight- bearing and act as structural support at the fusion site to aid in bone healing.
     We are building on our foundation of bone science to redefine the interbody fusion market by building “bio-active” technology into interbody fusion devices. Our Graftech® Structural Allografts are machined allograft bone treated with our proprietary OsteoActive® Surface demineralized technology to allow faster incorporation of the patient’s own bone, thereby aiding the process of spinal fusions. Graftech® Structural Allografts are a complete line of interbody fusion products spanning cervical and lumbar applications. Graftech® Structural Allografts compete primarily with products processed by tissue banks and processors such as MTF, RTI and LifeNet and marketed by Synthes Spine, Medtronic Sofamor Danek, and DePuy Spine, respectively. Our bio-implants are not frozen, which allows these grafts to be stored on the shelf instead of in freezers and allows the surgeon to be more precise in selecting the grafts that will be used in a procedure, thus reducing the number of grafts a hospital must purchase.
     For bone grafting procedures which require weight-bearing tissue, allograft bone tissue is still the only alternative to autograft bone tissue. We plan to continue to differentiate our traditional allograft tissue products from those of other allograft bone tissue processors through continued technological advances. We expect to be able to use our Plexus Technology Platform to develop a wide variety of allograft bone tissue products, which we believe would allow us to utilize more of the available allograft bone tissue we receive.
     In 2006, we broadened our spinal based business with our new Xpanse™ Bone Insert and GraftCage® Spacers. When used in combination, the two represent a “hybrid-type” device featuring a “Bio-Active” proprietary allograft core which expands upon rehydration. Expansion allows maximized contact with the irregularly shaped contours of a bony cavity and provides a path for bone forming cells to migrate along and adhere to. The Xpanse™ Bone Insert incorporates Grafton® DBM fiber technology which provides an osteoconductive scaffold and osteoinductive matrix.
     The various international markets for bone grafts are currently dominated by the use of autograft and synthetic bone graft substitutes. Autograft remains the bone graft of choice due to surgeons’ attitudes and concerns about allograft bone tissue safety and performance. In addition, we believe there are many surgeons in Europe, Asia and Latin America who have not yet become aware of the safety and performance advantages of processed allografts and continue to use unprocessed allografts. Our OsteoPure® Process, Grafton® DBM, Graftech® Bio-implants and traditional allograft bone tissue forms are designed to address these needs. However, other firms have developed or are developing allograft bone tissue grafts and allograft bone tissue-based products to also address these needs. Several U.S. organizations are either distributing allograft bone tissues directly to other countries or have formed strategic alliances with orthopedic companies to market allograft bone tissue grafts around the world.
Quality Assurance
     We have quality assurance programs in place covering all of our lines of business. Our processing facility in France has received International Standardization Organization certification for its quality systems and our facilities in the United States are registered with the FDA and are accredited by the American Association of Tissue Banks.
     Our allograft bone tissue quality assurance program commences at the time allograft bone tissue is recovered. The allograft bone tissue is recovered under aseptic conditions. The tissue is recovered primarily in hospitals and, to a lesser extent, coroners’ facilities, which have been prepared for recovery. Recovered allograft bone tissue is sterilely wrapped and shipped under specific conditions. Upon receipt of this tissue, a quarantine period is imposed to permit an audit of the serologic and microbiologic test results, consent forms and the medical and lifestyle history of the donor. Upon satisfactory completion of the audit, the allograft bone tissue is treated with various antibiotic and chemical solutions and then either cut, formulated or shaped in accordance with documented specifications. Once we have completed the processing of an allograft bone tissue product, a quarantine period is imposed to permit final performance and safety testing of the product. Upon satisfactory completion of final testing, our quality assurance team audits the processing and testing records for each allograft bone tissue product for adherence to our quality standards before such product is released for distribution to hospitals and surgeons.
     We believe that the serologic screening of donors, the extensive screening of donor profiles and medical histories performed by our clients and tissue bank partners, our independent audits and our processing technologies substantially reduce the likelihood of the presence of infectious agents, including HIV and hepatitis viruses, in our processed allograft bone tissue. Studies completed by an independent testing laboratory specializing in viral inactivation studies demonstrated that our proprietary demineralization process utilized to process Grafton® DBM inactivates viruses such as HIV, hepatitis B, hepatitis C, cytomeglia and polio.
Government Regulations
     The Food and Drug Administration (FDA) and certain state agencies regulate our products and our tissue banking activities in the United States. Outside the United States, our medical devices, tissue-based products and tissue-banking activities are regulated by various agencies in each respective country with the exception of medical devices marketed within the European Union, which maintains a regulatory system shared by its member countries.
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
     In the United States, our Grafton® DBM, private label DBM product, GraftCage® Spacers and Plexur™ Biocomposite are regulated as medical devices under the Food, Drug, and Cosmetic Act and our Xpanse™ Bone Inserts, Graftech® Bio-implants and the traditional tissue product lines are regulated by the FDA as human tissue-based products under section 361 of the Public Health Service Act.
     FDA regulations can require the clearance or approval of a medical device before it may be legally marketed in the U.S. There are two processes by which medical devices can receive clearance or approval. Products may qualify for clearance under the 510(k) process, in which the manufacturer or processor demonstrates that its product is substantially equivalent to another lawfully marketed product (i.e., that the product has the same intended use and is as safe and effective as a lawfully marketed product and does not raise questions of safety and effectiveness different from those of the lawfully marketed products). 510(k) submissions usually include safety and performance data, and in some cases, clinical data. Marketing may commence if and when the FDA issues a 510(k) clearance letter finding substantial equivalence.
     If a medical device does not qualify for the 510(k) process, the product may not be distributed until the FDA has approved a premarket approval application (PMA). A PMA application must demonstrate product safety and effectiveness and usually includes the results of preclinical and clinical studies using the product as an investigational device. Clinical studies of investigational devices must be conducted in compliance with the FDA’s requirements for such studies, including international standards of good clinical practice and review by an Institutional Review Board. Moreover, clinical studies of investigational devices posing a significant risk to patients must have an Investigational Device Exemption (IDE) approved by the FDA prior to initiating such studies. A manufacturer must also pass a premarket inspection of its compliance with the FDA’s Quality Systems Regulation. Marketing may commence only when the FDA issues a PMA letter.
     Once a 510(k) clearance letter or PMA approval has been obtained, manufacturers and marketers of medical devices are subject to numerous post-marketing requirements. A manufacturer’s quality control and manufacturing procedures and its facilities must conform to the FDA’s Quality System Regulation which governs the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labeling, installation, and servicing of medical devices. Certain adverse events and product malfunctions must be reported to the FDA, and product labeling and promotion must comply with FDA requirements. The FDA periodically inspects facilities to determine compliance with these requirements. Violations of applicable regulations noted by the FDA during facility inspections could adversely affect the continued marketing of our products. We believe we comply with all aspects of the pre-market process and Quality System Regulations, although there can be no assurance that we will comply, or will comply on a timely basis, in the future. In the fourth quarter of 2006, the FDA conducted a medical device inspection of our facilities and products. No inspectional observations, known as a “Form 483”, were issued at the conclusion of the FDA inspection.

     FDA regulations do not require products regulated as minimally manipulated human tissue-based products to be 510(k) cleared or PMA approved before they are marketed. We are, however, required to register our establishment, list these products with the FDA and comply with Current Good Tissue Practices for Human Cell, Tissue, and Cellular and Tissue Based Product Establishments. The FDA periodically inspects tissue processors to determine compliance with these requirements. Violations of applicable regulations noted by the FDA during facility inspections could adversely affect the continued marketing of our products. We believe we comply with all aspects of the Current Good Tissue Practices, although there can be no assurance that we will comply, or will comply on a timely basis, in the future. Our clients and tissue banks that provide us with allograft bone tissue are responsible for performing donor recovery, donor screening and donor testing and our compliance with those aspects of the Current Good Tissue Practices regulations that regulate those functions are dependent upon the actions of these independent entities.
     The procurement and transplantation of allograft bone tissue is subject to U.S. federal law pursuant to the National Organ Transplant Act, (NOTA), a criminal statute which prohibits the purchase and sale of human organs used in human transplantation, including bone and related tissue, for “valuable consideration.” NOTA permits reasonable payments associated with the removal, transportation, processing, preservation, quality control, implantation and storage of human bone tissue. In the United States, with the exception of removal and implantation, we provide services in all of these areas. We make payments to certain of our clients and tissue banks in consideration for the services they provide in connection with the recovery and screening of donors. Failure to comply with the requirements of NOTA could result in enforcement action against us.
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
     Of principal importance to us, federal law prohibits unlawful inducements for the referral of business reimbursable under federally-funded health care programs (the “Anti-Kickback Law”), such as remuneration provided to physicians to induce them to use certain tissue products or medical devices reimbursable by Medicare or Medicaid. The Anti-Kickback Law is subject to evolving interpretations. Some states also have anti-kickback laws which establish similar prohibitions. If a governmental authority were to conclude that we are not in compliance with applicable laws and regulations, Osteotech, its officers and employees, could be subject to severe criminal and civil penalties including, for example, exclusion from participation as a supplier of product to beneficiaries covered by Medicare or Medicaid.
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
     In 2001, France authorized our French subsidiary to operate as a tissue bank. This authorization was based on our satisfaction of certain requirements, such as providing high technology as determined under applicable French regulations. This authorization was granted for a period of five years, and expired in 2006. We have renewed our French tissue bank license for five years effective November 21, 2006, and are awaiting approval for one expansion of our activity. We believe that our technology platforms, quality systems, and processing expertise should position us to be successful in this renewal process, although there can be no assurance that we will receive such renewal of our authorizations for all aspects of our operations by the French government.
     The European Commission is working on the development and adoption of a common regulatory program for human tissue-based products and tissue banking activities, though it is likely that several countries in Europe will maintain their individual regulatory programs in addition to implementing the common European programs. We believe that an eventual adoption of such a common regulatory program is likely, though not imminent. We will take all steps necessary to comply with such regulatory program, if implemented, although there can be no assurance that we would be able to meet the requirements of any such regulatory program once it is adopted.
     In the Latin America and Asia Pacific regions, there are no common or regional regulatory programs for tissues, tissue-based products and tissue banking activities, and regulation of these products and activities continue on a country-by-country basis.

     Our French facility has received ISO 9001 certification for the quality systems used in the design, recovery, treatment and distribution of human tissues. Quality system certification for production facilities was made mandatory in 1998 for companies that market or distribute medical devices within the European Union. Our French facility has received ISO 13485 certification for the design, manufacturing and sale of bone substitutes from bovine tissue products. The LUBBOC® and LADDEC® Bovine Grafts produced and marketed by our French subsidiary have been granted a CE Mark and are regulated as medical devices in Europe and most other international markets in which these products are marketed.
New Technologies and Products
     For many years, our clients, customers and shareholders have known us for our demineralized bone technology, and the Grafton® DBM line of bone tissue products, which are widely used in healing musculoskeletal injuries. A number of advances have occurred in orthopaedic practice in recent years, including the introduction of BMP devices, synthetic devices and related spinal technologies. These new devices and technologies have substantially expanded the Bone Graft Substitute Market and as a result we hope to develop new technologies for the development of innovative products. Our goal is to develop a technology portfolio of procedure-specific solutions, guided by surgeons to be used in the musculoskeletal and neurosurgical specialties at very competitive price points.
     To meet the competitive challenges resulting from the introduction of BMPs and other bone graft substitutes, we plan to develop a technology platform which will serve as the basis of our next generation of Grafton® DBM, called Enhanced Grafton® DBM. By increasing and optimizing the osteoconductive, osteoinductive and remodeling characteristics of Enhanced matrices, we believe we will develop procedure-specific products that can produce more functional bone over a faster period of time in clinical applications. Based on preliminary studies in large animals, the performance of our Enhanced scaffold compares favorably with that of autograft, which is widely considered the “gold” standard. By leveraging our knowledge in tissue engineering, our goal is to maximize the inherent regenerative properties of allograft bone, and ultimately to eliminate the need for harvesting of autograft in clinical situations.
     We believe we have a broad patent position covering our Plexus Technology of bone-polymer composite materials. Products developed under our Plexus technology will be marketed under the name Plexur™ Biocomposites. We expect to introduce the first product, the Plexur™ P Biocomposite in March 2007, and we expect additional product introductions in future periods. These materials are expected to have a combination of mechanical, healing, and handling properties that are unique in the world of orthopedic Osteo-Biologics. Plexur™ P utilizes state-of-the art technology combining mineralized allograft bone tissue with a biodegradable polymer, creating a porous and stable osteoconductive matrix. The porous polymer acts as a “solid carrier” for the allograft bone tissue, fixing bone fibers in close proximity to each other, while at the same time facilitating osteoconduction, cell attachment and bone growth. Plexur™ P is terminally sterilized and the bone component is subject to processing steps that have been shown to inactivate viruses. Plexur™ P does not crumble upon cutting and can be customized by the surgeon using a scalpel or other standard surgical tools. Plexur™ P will be available as granules, cylinders, wedges, blocks and sheets.
     Plexur™ M is a sterile, moldable osteobiologic biomaterial, which combines mineralized allograft bone tissue with a biodegradable polymer to create an osteoconductive matrix. Upon heating, Plexur™ M becomes moldable and returns to a rigid solid as it cools to body temperature. As healing occurs, the polymer is absorbed and the mineralized bone remodels, so that only living host bone remains at the site. Plexur™ M can penetrate and engage host bone using only manual pressure and, when set, is intended to be cut, drilled or shaped using standard surgical tools.
     To extend the Plexus Technology platform into composites that include natural bonding materials, we have secured access to technologies utilizing natural proteins to replace or assist the biodegradable polymer component. In collaborative development with leading academic institutions, we are developing composite implant materials containing allograft bone tissue bound together by these natural materials. This product is still under development. We expect to develop an Osteo-Biologic material which will be rigid, have the capacity to resist significant force, remodel to living bone and be biocompatible.
     We are also developing spinal tension band technology, useful for stabilizing the spine after surgery. A tension band tethers vertebrae together to resist separation and limit movement. Current offerings in the market are made of metal wire or polymer and have no biological activity or healing interaction with the surrounding tissues. Our intention is to develop a tissue-based tension band that can eventually remodel to bone and become part of the fused spine. We have an existing and growing proprietary position covering Osteo-Biologic tension elements for musculoskeletal applications.
     During 2006, 2005 and 2004 we spent approximately $4.8 million, $5.0 million and $4.6 million, respectively, on research and development activities. We are engaged in continuing research and development efforts to develop technological advances in Osteo-Biologic bone science, improve upon and maintain the safety, efficacy and performance of our products, increase the amount of transplantable allograft bone tissue derived from each donor and reduce processing costs through efficiency advances.
Environmental Matters
     Our activities in the United States, France and Bulgaria generate waste which, in the United States, is classified as medical waste and/or hazardous waste under regulations promulgated by the United States Environmental Protection Agency and the New Jersey Department of Environmental Protection. We segregate our waste materials and dispose of them through a licensed hazardous waste transporter in compliance with applicable regulations. At our processing facility in France, we segregate both bovine and human tissue waste and dispose of it in a manner specified by the appropriate regulatory authorities responsible for environmental matters in France. In Bulgaria, we follow Bulgarian regulations regarding disposition of bio-hazard materials, including human tissue waste, through a federally designed facility. Although we believe we are in compliance with applicable environmental regulations, the failure to fully comply with any such regulations could result in the imposition of penalties, fines and/or sanctions which could have a material adverse effect on our business.
Tissue Supply Strategy
     We have continued to assess the allograft tissue needs for our existing and new technologies and products, which has resulted in a shift in our historical tissue supply strategy. Although today most of the allograft bone tissue we receive and process is in the form of “whole” donors, which includes cortical, cancellous and soft tissues, we have shifted our tissue supply strategy and are concentrating on obtaining the cortical tissue. We believe there is cortical tissue available from a number of sources as tissue banks partially process the whole donors they receive and utilize the cancellous and soft tissues, but do not utilize the cortical tissue because the tissue banks do not have the proprietary technology to effectively utilize such cortical tissue. We expect to continue obtaining whole donors if available, however, we plan to concentrate our efforts on the cortical tissues, which we expect will support our research and development activities.
     To help ensure that we have an adequate supply of allograft bone tissue to meet the market demand for the allograft bone tissue forms that we process and for any new tissue forms that we may develop and process in the future, we continue to be engaged in an effort to solidify the relationships we have with existing clients and tissue banks and we continue to actively search for new relationships and intend to invest, as appropriate, in new and/or expanding tissue recovery activities with tissue recovery organizations, organ procurement organizations, and tissue banks. We also have established tissue recovery programs in France and Bulgaria to recover allograft bone tissue, and in certain circumstances other tissue types, which we expect to utilize to support our sales and marketing activities outside the U.S. We continue to look for additional opportunities to establish additional tissue recovery programs throughout the world. Based upon our current forecast, we believe that we have sufficient inventories and sources of allograft bone tissue to meet our projected needs for allograft bone tissue through 2011.
     We entered into a five-year agreement with Community Tissue Services, or CTS, in February 2006, which was amended in February 2007. Pursuant to the agreement, CTS will recover donors, evaluate donor eligibility and supply us with cortical shafts from a minimum number of donors per month. Under the terms of the agreement, we may request to receive allograft bone tissue in excess of the contractual minimum, which CTS may supply if such additional tissue is available. The agreement will automatically renew for successive two-year terms unless either party notifies the other party in writing six months prior to the renewal date. We expect to reimburse CTS approximately $2.9 million in 2007 and $3.2 million annually thereafter for their donor recovery and donor eligibility services related to the cortical shafts we expect to receive.
     We have two agreements with MTF. Under these two agreements, MTF currently provides us with a substantial portion of the allograft bone tissue that we process. The first agreement, which was entered into in June 2002, expires on December 31, 2008 (the “2002 Agreement”). The second agreement, which was entered into in December 2004, expires on December 31, 2007 (the “2004 Agreement”), and provides for an additional one-year renewal term if certain conditions contained in the agreement are met.
     The 2002 Agreement provides for MTF to supply a maximum number of donors for processing into MTF labeled traditional tissue and MTF labeled Grafton® DBM, which is distributed and invoiced to hospitals and surgeons by MTF. We charge MTF a processing fee for our services in processing its donors into MTF labeled tissue grafts. Under the 2002 Agreement, the number of donors to be provided by MTF is subject to a quarterly adjustment, either upward or downward but in no event in excess of the contractual maximum, as determined based on an average yield target per donor for MTF labeled Grafton® DBM. Due to the continued decline in the market demand for MTF labeled Grafton® DBM, MTF provided us with 36% of the contractual maximum number of donors in 2006. We anticipate that demand for MTF labeled Grafton® DBM will continue to decline in 2007 and 2008, and that MTF will supply us with fewer and fewer donors over this period.
     Under the 2002 Agreement, MTF also supplies us with a specific number of donors, which are processed into Osteotech labeled allograft bone tissue grafts. We reimburse MTF for its services related to donor recovery and donor eligibility. We distribute the tissue grafts processed from these donors except in the case of private label tissue grafts, which are distributed by Smith & Nephew. We will continue to receive donors under the 2002 Agreement until the termination of the agreement in December 2008. We expect to reimburse MTF a minimum of approximately $6.8 million and $6.3 million in 2007 and 2008, respectively, for MTF’s donor recovery and donor eligibility services related to the donors we expect to receive from MTF.
     The 2004 Agreement provides for MTF to supply a maximum number of donors for processing into MTF labeled traditional tissue and Osteotech labeled Grafton® DBM and Graftech® Bio-implants. We charge MTF a processing fee for our services in processing these donors into MTF labeled traditional tissue and we reimburse MTF for its services related to donor recovery and donor eligibility for the allograft bone tissue that we utilize for Grafton® DBM and Graftech® Bio-implants. Under the 2004 Agreement, the number of donors to be provided by MTF is subject to a quarterly adjustment, either upward or downward but in no event in excess of the contractual maximum, as determined based on an average yield target per donor. The 2004 Agreement will automatically renew for one additional one-year term if we process an average of 25 donors per month for the first six months of 2007. In 2006, MTF provided 93% of the contractual maximum and we anticipate that MTF will supply a similar number of donors in 2007. We anticipate that we will process a sufficient number of donors in the first six months of 2007 for the 2004 Agreement to automatically renew for 2008.
Patents and Proprietary Rights
     At January 19, 2007, we held an aggregate of 102 United States patents and pending patent applications and 212 foreign patents and patent applications. We believe that our intellectual property is significant to maintaining our competitive position. Our patents expire on various dates ranging from 2008 to 2023.
     We cannot assure you that any of our pending patent applications will result in issued patents or that any currently issued patents, or patents which may be issued, will provide us with sufficient protection in the case of an infringement of our technology, or that others will not independently develop technology comparable or superior to ours.
     Portions of our research and development activities have been conducted by consultants employed by us or third parties or have been performed in conjunction with unaffiliated medical institutions. Accordingly, disputes could arise in the future concerning the proprietary rights to information applied to our projects which have been independently developed by the consultants or researchers.
Product Liability and Insurance
     The testing and use of allograft bone tissue and the implantation of such bone tissue or other products developed by us entail inherent risks of medical complications for patients, and therefore may result in product liability claims against us. Further, pursuant to our agreements with our bone tissue processing clients, we are required to indemnify our clients for liabilities arising out of defects in allograft bone tissue caused as a result of processing performed by us.
     We presently maintain product liability insurance in the amount of $30 million per occurrence and per year in the aggregate, which includes a self insured retention of $.5 million per claimant, $1.0 million in the aggregate. We cannot assure you that we will be able to maintain such insurance in the future or that such insurance will be sufficient to cover the amount of claims asserted against us on all types of liabilities. We currently have one product liability claim asserted against us. See Item 3. “Legal Proceedings” and Note 15 of “Notes to Consolidated Financial Statements.”
Employees
     At December 31, 2006, we had 354 employees, of whom 210 were engaged in allograft bone tissue processing and distribution; 21 were engaged in research and development; 40 were engaged in education, sales and marketing; and 83 were engaged in regulatory, finance and administration. Our employees are not covered by any collective bargaining agreement. We consider relations with our employees to be good.
Item 1A. Risk Factors
Risks Related to Our Company
     We are dependent upon one client who accounts for approximately 20% of our revenues.
     We process allograft bone tissue for national and international not-for-profit organizations. During 2006, MTF accounted for approximately 20% of our consolidated revenues. We entered into a non-exclusive processing agreement with MTF in June 2002, which expires on December 31, 2008, and we entered into a second processing agreement with MTF in December 2004, which expires on December 31, 2007 unless extended in accordance with the agreement. The loss of MTF as a client or a substantial reduction in the amount of allograft bone tissue we process for MTF may have a material adverse effect on our business, financial condition and results of operations.
     Our dependence upon a limited supply of human donors may curtail business expansion.
     Our products and services depend upon the availability of allograft bone tissue and related connective tissue from human donors recovered by our clients and tissue banks which recover donated human cadaveric tissue for us or from our own efforts in Bulgaria. We rely on the efforts of not-for-profit donor procurement agencies, including our current clients, to educate the public and foster an increased willingness to donate bone tissue. These organizations may not be able to find a sufficient number of persons willing to donate, or may not be willing to provide sufficient amounts of tissue to meet present or future demand for allograft bone tissue products we distribute or any allograft bone tissue-based osteogenic materials we are developing. Although we have taken steps to address tissue supply, we cannot assure you that these efforts will be successful in the future or that we will otherwise be able to secure a sufficient supply of tissue. Our inability to secure enough donor tissue to meet our demands could have a material adverse effect on our business, financial condition and results of operations.
     We may need to secure additional financing to fund our long-term strategic plan.
     We expect to continue to make investments in our business to support our distribution effectiveness efforts, our research and development activities and other future programs and initiatives, which may deplete our available cash balances. We believe that our available cash, cash equivalents and anticipated future cash flow from operations will be sufficient to meet our forecasted cash needs for the near future. Our future liquidity and capital requirements will depend upon numerous factors, including:

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
     We believe that a majority of the cadaveric bone banks operating in the United States are engaged in processing allograft bone tissue for transplantation. Many of these bone banks are not-for-profit organizations, and, as such, they may be able to supply processing services at a lower cost than we can. Several for-profit companies, certain of which have substantially greater resources then we do, are processing, marketing and distributing allograft bone tissue. We compete with such entities on the basis of our advanced processing technology and the quality and quantity of the bone tissue our processing yields. Since we introduced our allograft bone tissue processing technology in 1987, certain competing processors claimed to have developed technology similar to that which we use. We may not be able to compete successfully in the area of allograft bone tissue processing and distribution.
     In recent years, our Grafton® DBM and Graftech® Bio-Implant products have faced increasing competitive pressures as more companies have developed, or have announced they are developing, products with characteristics similar to these products. Certain of those competitors have, in turn, partnered with large orthopedic and spine companies to market the competing products they have developed. We expect that this competition will continue in the future. Many of these competitors have research and development, marketing and other resources that are significantly greater than ours. They also offer a full line of metal implants and other products used in spinal surgeries. This could give them a competitive advantage over us since they can offer surgeons a more complete line of products than we can.

     Our products face competitive threats from alternate technologies.
     The primary advantage of synthetic bone graft substitutes and growth factors as compared to allograft bone tissue is that they do not depend on the availability of donated human tissue. In addition, members of the medical community and the general public may perceive synthetic materials and growth factors as safer than allograft-based bone tissue. The allograft bone tissue we process may be incapable of competing successfully with synthetic bone graft substitutes and growth factors developed and commercialized by others, which could have a material adverse effect on our business, financial condition and results of operations. Companies are also developing artificial disks, which would be used to replace a patient’s own injured, degenerated or diseased spinal disks. If these disks are successfully developed and commercialized, they could have a negative impact on our bio-implant business and, therefore, have a material adverse effect on our financial condition and results of operations.
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
Risks Related to Our Industry
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
     We believe the market for allograft bone tissue will continue to be based primarily upon the use of such products by physicians specializing in the orthopedic, spine, neurological and oral/maxillofacial surgical areas. Our future growth depends in part upon such physicians’ wider use of allograft bone tissue as an alternative to autograft bone tissue and other available materials and treatments. We have tried to educate physicians through our marketing activities. Our future efforts in this regard may fail to generate additional demand for our allograft tissue forms.
     Governmental regulation could restrict the use of our products or our procurement of tissue.
     In the United States, the procurement and transplantation of allograft bone tissue is subject to federal law pursuant to NOTA, a criminal statute which prohibits the purchase and sale of human organs used in human transplantation, including bone and related tissue, for “valuable consideration.” NOTA permits reasonable payments associated with the removal, transportation, processing, preservation, quality control, implantation and storage of human bone tissue. We provide services in all of these areas in the U.S., with the exception of removal and implantation, and receive payments for all such services. We make payments to certain of our clients and tissue banks for their services related to recovering allograft bone tissue on our behalf. If NOTA is interpreted or enforced in a manner which prevents us from receiving payment for services we render or which prevents us from paying tissue banks or certain of our clients for the services they render for us, our business could be materially, adversely affected.
     We are engaged through our direct sales and marketing employees and our independent sales agents and representatives in ongoing efforts designed to educate the medical community as to the benefits of processed allograft bone tissue and in particular our allograft bone tissue forms, and we intend to continue our educational activities. Although we believe that NOTA permits payments in connection with these educational efforts as reasonable payments associated with the processing, transportation and implantation of our allograft bone tissue forms, payments in connection with such education efforts are not exempt from NOTA’s restrictions and our inability to make such payments in connection with our education efforts may prevent us from paying our sales representatives for their education efforts and could adversely affect our business and prospects. No federal agency or court has determined whether NOTA is, or will be, applicable to every allograft bone tissue-based material, which our processing technologies may generate. Assuming that NOTA applies to our processing of allograft bone tissue, we believe that we comply with NOTA, but there can be no assurance that more restrictive interpretations of, or amendments to, NOTA will not be adopted in the future which would call into question one or more aspects of our method of operations.
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
     In the United States, the allograft bone tissues that we process are regulated by the FDA either as human tissue-based products under section 361 of the Public Health Service Act or as a medical device under the Food, Drug, and Cosmetic Act.
     FDA regulations generally do not require minimally manipulated human tissue-based products be cleared or approved before they are marketed. We are, however, required to register and list these products with the FDA and to comply with regulations concerning tissue donor screening and testing, and related procedures and record keeping. The FDA periodically inspects tissue processors to determine compliance with these requirements. Effective in May 2005, the FDA’s “Current Good Tissue Practice” regulations went into effect, which impose requirements on the manufacture of human tissue-based products, including tissue recovery, donor screening, donor testing, processing, storage, labeling, packaging and distribution. We believe we comply with all aspects of the Current Good Tissue Practice regulations, although there can be no assurance that we will comply or will comply in the future.
     Allograft bone tissue and tissue banking activities, such as tissue donation and recovery and tissue processing, are regulated in all countries in which we operate outside the United States. The regulatory schemes and specific requirements for these products and activities vary from country-to-country. There are no common or harmonized regulatory approvals or programs for these products and activities, such as there are for medical devices marketed in the European Union. We believe that we comply with the national regulations in the countries in which we currently operate or in the countries we plan to operate in the future, although there can be no assurances that we will be able to do so in the future.
     We may incur losses from product liability lawsuits.
     The testing and use of human allograft bone tissue, bovine tissue products and medical devices which we process, manufacture or distribute, entail inherent risks of medical complications for patients and therefore may result in product liability claims against us. Further, our agreements with our allograft bone tissue processing clients provide that we shall indemnify them for liabilities arising out of defects caused by our processing in allograft bone tissue they distribute. We presently maintain product liability insurance in the amount of $30 million per occurrence and per year in the aggregate, which includes a self insured retention of $.5 million per claimant, $1.0 million in the aggregate. We may be unable to maintain such insurance in the future and such insurance may not be sufficient to cover all claims made against us or all types of liabilities, which may be asserted against us.
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
     Our allograft bone tissue processing in both the United States and Europe generates waste materials, which, in the United States, are classified as medical waste and/or hazardous waste under regulations promulgated by the United States Environmental Protection Agency and the New Jersey Department of Environmental Protection. We segregate our waste materials and dispose of them in compliance with applicable regulations in both the United States and Europe. Our failure to fully comply with any environmental regulations could result in the imposition of penalties, sanctions or, in some cases, private lawsuits, which could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Our Common Stock
     The price of our common stock has been, and may continue to be, volatile.
     The market price of our common stock, like that of the securities of many other companies in our industry, has fluctuated over a wide range and it is likely that the price of our common stock will fluctuate in the future. Over the past three years, the sale price for our common stock, as reported by Nasdaq, has fluctuated from a low of $2.45 to a high of $9.81. The market price of our common stock could be impacted by a variety of factors, including:
•	announcements of technological innovations or new commercial products by us or our competitors,

•	availability of required amounts of bone and related connective tissue,

•	disclosure of the results of regulatory proceedings,

•	changes in government regulation,

•	developments in the patents or other proprietary rights owned or licensed by us or our competitors,

•	public concern as to the safety and efficacy of products developed by us or others,

•	litigation, and

•	general market conditions in our industry.
     In addition, the stock market continues to experience extreme price and volume fluctuations. These fluctuations have especially affected the market price of many biotechnology companies. Such fluctuations have often been unrelated to the operating performance of these companies. Nonetheless, these broad market fluctuations may negatively affect the market price of our common stock.
     Events with respect to our share capital could cause the price of our common stock to decline.
     Sales of substantial amounts of our common stock in the open market, or the availability of such shares for sale, could adversely affect the price of our common stock. We had 17,396,775 shares of common stock outstanding as of December 31, 2006. The following securities that may be exercised into shares of our common stock were issued and outstanding as of December 31, 2006:
•	Options. Stock options to purchase 2,587,125 shares of our common stock at a weighted average exercise price of approximately $8.35 per share.

•	Restricted stock units. 119,900 shares of our common stock may be issuable upon the vesting of outstanding restricted stock units
     The shares of our common stock that may be issued under currently outstanding options and restricted stock units are currently registered with the SEC.
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
     In January 1996, our board of directors authorized shares of Series E Preferred Stock in connection with its adoption of a stockholder rights plan, under which we issued rights to purchase Series E Preferred Stock to holders of our common stock. Upon certain triggering events, such rights become exercisable to purchase common stock (or, in the discretion of our board of directors, Series E Preferred Stock) at a price substantially discounted from the then current market price of the common stock. Our stockholder rights plan could generally discourage a merger or tender offer involving our securities that is not approved by our Board of Directors by increasing the cost of effecting any such transaction and, accordingly, could have an adverse impact on stockholders who might want to vote in favor of such merger or participate in such tender offer.

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
Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Properties
     Our principal executive offices are located in a 38,400 square foot building in Eatontown, New Jersey, which is occupied pursuant to a lease which expires in December 2008 and provides for a base annual rental of approximately $630,000 in 2007 with an automatic 3% increase in 2008. The lease is renewable at our option for one additional five-year term at a rental rate to be negotiated at the time of renewal. This facility is occupied by our corporate, financial, administrative, marketing, research and development, regulatory and clinical affairs staff.
     Our principal processing facility, which processes allograft bone tissue for world-wide distribution, is located in a 73,000 square foot building adjacent to our principal executive offices in Eatontown, New Jersey. The facility is occupied pursuant to a lease beginning in August 2005 upon completion of a sale and leaseback of the facility to an unrelated third party. The lease agreement is for an initial term of twenty years with two five-year renewal options at our election. Lease payments are $2,326,000 per year for the first seven years, $1,460,000 per year for years eight through twelve, an annual rental rate to be determined at the time with a minimum rate of $1,460,000 and a maximum rate of $1,533,000 for years thirteen through seventeen, and thereafter at an annual rental rate to be determined at the time with a minimum rate equal to the actual rental rate in year seventeen and a maximum rate of $1,610,000 for years eighteen through twenty.
Item 3. Legal Proceedings
     Kment and Filan v. Osteotech, Inc.
     In May 2006, we were served with a complaint in an action brought by plaintiffs Karl Anthony Kment and Marie Filan in the United States District Court, District of Oregon. The complaint alleges that plaintiffs suffered post-operative injuries in conjunction with failed cervical fusions resulting from defective Graftech® Bio-implants that were surgically implanted in plaintiffs in October 2004. Plaintiffs assert personal injury claims for negligence and strict products liability. Plaintiffs allege economic damages of not less than $80,000 each and non-economic damages of $1,000,000 each, and thus together seek damages totaling at least $2,160,000. We served an answer to the complaint on July 5, 2006. On February 14, 2007, we filed a motion for summary judgment on plaintiffs’ strict products liability claims. Discovery in this action is in progress.

     We maintain a product liability insurance policy and the insurance company is defending us in this action. We believe the claims made against us in this action are without merit and will vigorously defend against such claims.
     William D. Burge v. Springhill Hospitals, Inc., et al.
     In January, 2005, we were served with a complaint in an action brought by plaintiff William D. Burge in the Circuit Court for Mobile County, Alabama against several defendants, including us. In November 2006, our request for summary judgment was granted and we were dismissed from this action.
     Burel v. Osteotech, Inc. and Richard W. Bauer, Chief Executive Officer of Osteotech, Inc.
     In 2004, Marc Burel, a former executive officer, named us and Mr. Bauer, our former Chief Executive Officer, in an action pending in New Jersey Superior Court. In December 2006, the parties settled this action, subject to the completion of formal documentation, for the payment by us of $650,000 to Mr. Burel. Final documentation for dismissal of this action has been signed by all parties and was completed in February 2007.
     Osteotech, Inc. v. Regeneration Technologies, Inc.
     We filed suit against Regeneration Technologies, Inc. (“RTI”) in September 2006 in the United States District Court for the District of New Jersey, alleging that RTI’s BioCleanse® Tissue Sterilization Process infringes our U.S. Patent No. 5,333,626. RTI filed a counterclaim seeking a declaratory judgment that our patent is not infringed, is invalid, and is unenforceable due to laches, waiver, and/or estoppel. We have denied the allegations in RTI’s counterclaim. Discovery has not yet begun in this action.
     Scotty Foster and Linda Foster v. Patrick Chan, M.D., et al.
     In January 2007, we were served with a complaint brought by Scotty and Linda Foster against us and other defendants in the Circuit Court of White County, Arkansas. The complaint alleges that Dr. Patrick Chan performed unnecessary and inappropriate surgical procedures on Mr. Foster, that Dr. Chan used products from us and other defendants in the procedures, that we and other defendants gave or allowed kick backs and bribes, and that we and other defendants conspired to split commissions for sales generated by Dr. Chan’s surgeries. Based on these allegations, plaintiffs assert claims for negligent supervision, negligence, intentional wrongdoing, and the tort of outrage. Plaintiffs seek unspecified damages. We are investigating the allegations and must answer or otherwise respond to the complaint by April 2, 2007.
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
Market Information
     Our Common Stock is listed on the Nasdaq Global Market under the trading symbol “OSTE”.
     The following table sets forth the high and low sale prices for the Common Stock for each of the fiscal quarters during the years ended December 31, 2006 and 2005 based on transaction data as reported by the Nasdaq Global Market.

Year Ended December 31, 2006	High	Low

First Quarter	$6.04	$3.80
Second Quarter	$4.88	$3.41
Third Quarter	$4.63	$3.40
Fourth Quarter	$6.38	$3.99

Year Ended December 31, 2005	High	Low

First Quarter	$5.52	$3.51
Second Quarter	$3.99	$2.45
Third Quarter	$6.25	$3.63
Fourth Quarter	$6.00	$2.76
Holders
     As of March 9, 2007, there were 305 holders of record of Osteotech Common Stock. We believe that there are approximately 4,800 beneficial owners of our Common Stock.
Dividends
     We have never paid a cash dividend and do not anticipate the payment of cash dividends in the foreseeable future. We expect to retain future earnings to finance our growth. The declaration of dividends in the future will remain within the discretion of our Board of Directors, which will review our dividend policy from time to time.

Securities Authorized for Issuance Under Equity Compensation Plans
     We have three stock option plans, all of which have been approved by our shareholders. Two of the plans, the 1991 Stock Option Plan and the 1991 Independent Directors Stock Option Plan, do not have any shares available to grant new options and all shares underlying outstanding options that expire or are forfeited prior to exercise are not available for future option grants under these plans. See Note 16 of “Notes to Consolidated Financial Statements.” The following table sets forth certain information relative to our stock option plans as of December 31, 2006:

Number of securities
remaining available
for future issuance
	Number of securities to	Weighted-average	under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,707,025	$7.98	265,725
Equity compensation plans not approved by security holders (1)

Total	2,707,025	$7.98	265,725

(1)	We do not have any equity compensation plans which have not been approved by our security holders.

Stockholder Return Performance Graph
     The graph below summarizes the total cumulative return experienced by Osteotech’s stockholders during the five-year period ended December 31, 2006, compared to the Nasdaq Stock Market Index and the Dow Jones Medical Supplies Index. The changes for the periods shown in the graph and table are based on the assumption that $100.00 has been invested in Osteotech, Inc. common stock and in each index below on January 1, 2002 and that all cash dividends were reinvested.

	Jan. 1	December 31,
	2002	2002	2003	2004	2005	2006
Osteotech, Inc.	$100.00	$117.09	$160.00	$100.00	$90.36	$102.73
Nasdaq Stock Market	$100.00	68.81	103.79	112.93	115.50	127.40
Dow Jones Medical Supplies	$100.00	78.18	100.42	116.46	115.97	138.16

Recent Sales of Unregistered Securities and Purchases of Equity Securities by the Company
     We do not have programs to repurchase shares of our common stock nor have we repurchased any shares of our common stock for any purpose in 2006. In addition, we did not issue any shares of our common stock in 2006, except under our employee stock purchase plan and our stock option plans, all of which have been previously approved by our shareholders.

Item 6. Selected Financial Data
     Set forth below is selected financial data for the five years ended December 31, 2006. The following data should be read in conjunction with our consolidated financial statements and related notes thereto contained elsewhere herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Financial Data
(dollars in thousands except per share data)
For the Year ended December 31,	2006	2005	2004	2003	2002

Consolidated Results of Operations
Net revenues	$99,241	$93,307	$88,577	$94,433	$83,374
Gross profit	47,802	31,862	36,075	52,362	37,103
Operating expenses	45,455	51,930	42,705	41,730	42,183
Income (charge) from litigation settlements				7,500	(1,785)
Operating income (loss)	2,347	(20,068)	(6,630)	18,132	(6,865)
Other income (expense), net	(498)	(1,564)	500	(386)	29
Income (loss) from continuing operations before income taxes	1,849	(21,632)	(6,130)	17,746	(6,836)
Income (loss) from continuing operations	1,907	(21,117)	(5,283)	10,867	(1,248)
Income (loss) from continuing operations per share
Basic	.11	(1.23)	(.31)	.64	(.08)
Diluted	.11	(1.23)	(.31)	.62	(.08)
Dividends per share	0	0	0	0	0
Year End Financial Position
Cash and cash equivalents	$17,946	$13,484	$13,391	$15,326	$10,040
Current assets, net of cash and cash equivalents	51,374	48,400	57,641	55,126	45,557
Total assets	113,033	111,022	116,404	127,213	114,732
Current liabilities	16,588	16,975	14,193	14,068	13,150
Long-term obligations, net of current portion	14,876	15,603	10,076	13,262	15,922
Stockholders’ equity	73,853	70,755	91,395	96,220	84,023
     In 2006, 2005 and 2004, we recorded certain gains and charges that are detailed in Note 4 of the “Notes to Consolidated Financial Statements.” In 2003, we recorded a gain from litigation settlement of $7,500,000 related to the settlement of certain patent litigation, In July 2002, we completed the sale of the business and substantially all of the assets, including the assumption of certain liabilities, of our operations located in Leiden, The Netherlands. The consolidated statement of operations for 2002 reflects this divestiture as a discontinued operation. In 2002, we recorded charges to cost of services and products in the amount of $6,588,000 related to provisions for metal spinal implant and tissue inventories and instrumentation due to excess, obsolescence and rework and for the estimated cost related to the penalty associated with an expected shortfall under a purchase commitment, and to charges from litigation settlements in the amount of $1,785,000 representing the present value of the settlement of certain patent litigation. In addition, the Company recorded a gain in other income related to the sale of certain intellectual property of $950,000 and recognized an income tax benefit of $2,557,000 related to releasing tax liabilities, which were no longer required.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
Management Overview
     We are a global leader in providing Osteo-Biologic solutions to surgeons and patients for the repair of the musculoskeletal system through the development of innovative therapy-driven products that alleviate pain, promote biological healing and restore function. Our goal is to utilize our current technology platform and future technologies, including products under development to create procedure specific solutions for orthopedic, spinal, neurological and oral/maxillofacial surgeons to repair and replace bone loss caused by trauma or disease states, augment prosthetic implant procedures, facilitate spine related procedures and replace damaged ligaments and tendons.
     We generate the majority of our revenues from fees charged for our allograft bone tissue products, which are distributed to hospitals and surgeons. Our product lines include our proprietary allograft bone tissue grafts, Grafton® DBM, Graftech® Bio-implants and Xpanse™ Bone Inserts and for 2007 the Plexur™ P Biocomposite, as well as traditional allograft bone tissue grafts. When we distribute allograft bone tissue grafts directly to surgeons and hospitals we charge a service fee to the hospital based upon our published end user list price, or in certain instances, based upon a negotiated discount to our end user list price. We generally charge a contracted service fee for each allograft bone tissue graft provided to stocking distributors.
     We also generate revenues by processing donated allograft bone tissue for partner companies or clients, primarily the Musculoskeletal Transplant Foundation (“MTF”), into traditional allograft bone tissue grafts, Grafton® DBM or private label DBM products, which we return to our partners and clients and they distribute to hospitals and surgeons. When we process allograft bone tissue for clients or process private label DBM products, we generate revenues by charging our customers a fee for our services. For the initial processing of the allograft bone tissue, which includes the production of traditional and soft tissue grafts, we generally charge a flat service fee. When we process Grafton® DBM or a private label DBM for certain partners or clients, we charge a service fee equal to a specified contractual percentage of the end user price list for each specific product code.
     Throughout 2006 we continued the efforts started in 2005 to favorably influence our future gross margins by accelerating the development of new products; increasing our inventory velocity by re-aligning our work-in-process and finished goods tissue inventories; reducing costs; and increasing processing efficiencies by reducing lead times, improving tissue yields and reducing our obsolescence exposure. We expect to continue these efforts in future periods and anticipate we will realize the benefits of those efforts shortly thereafter.
     In 2006, the business returned to profitability and generated a net income of $1.9 million or $.11 diluted earnings per share. We generated positive cash flow in 2006 of $4.4 million, increasing our cash reserves to $17.9 million as of December 31, 2006. In 2007, we expect to incrementally invest $4.0 million to enhance our distribution efforts around the world by hiring Osteo-Biologic specialists to augment our existing sales force. We expect the majority of the Osteo-Biologic specialists will be hired in the first quarter of 2007 with a smaller group of specialists hired in the second and possibly third quarter. We do not expect to realize any significant benefit from these Osteo-Biologic specialists until the second half of 2007. We expect to maintain our profitability in 2007 at approximately the same levels as 2006, and anticipate increased revenue growth and profitability in 2008 as the Osteo-Biologic specialists make an impact on sales, we introduce new products and we continue our productivity improvements. We also anticipate continuing to improve our cash reserves in 2007 as we continue to generate cash flow from operations and monetize our working capital.
Critical Accounting Policies and Estimates
     The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates and may adjust them based upon the latest information available. These estimates generally include those related to product returns, bad debts, inventories including purchase commitments, deferred processing costs including reserves for rework, excess and obsolescence, long-lived assets, asset retirement obligations, income taxes, stock-based compensation, contingencies and litigation. We base the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
     We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.
•	We record reductions to revenue for estimated returns based upon historical experience. If future returns are less than historical experience, reduction in estimated reserves would increase revenue. Alternatively, should returns exceed historical experience, additional allowances would be required, which would reduce revenue.

•	We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Changes in estimates of collection risk related to accounts receivable can result in decreases or increases in current period operating costs.

•	We write down inventory and deferred processing costs for estimated excess, obsolescence or unmarketable products equal to the lower of cost or market value. Excess and obsolescence could occur from numerous factors, including, but not limited to, the competitive nature of the market, technological change, expiration and changes in surgeon preference. If actual market conditions are less favorable than those projected by management, additional write-downs may be required, including provisions to reduce inventory and deferred processing costs to net realizable value. In each period, we also assess our production activity in relationship to historical experience and normal capacity, and evaluate the need to reflect processing costs as either period costs or as a component of deferred processing costs. In periods where actual processing activities are less than historical experience/normal capacity, we charge an appropriate portion of our processing costs directly to cost of revenue in the consolidated statements of operations. In addition, we provide reserves, if any, for the difference between our contractual purchase commitments and our projected purchasing patterns based upon maintenance of adequate inventory levels and forecasted revenues. If actual revenue is less favorable than those forecasted by management, additional reserves may be required; alternatively, if revenue is stronger than forecasted by management, such reserves would be reduced.

•	We record an asset retirement obligation when an obligation to retire an asset is determined. The asset retirement obligation is accrued at its estimated fair value with a corresponding increase in the carrying amount of the related long-lived asset, if appropriate. We determine the amount of the asset retirement obligation based upon a number of assumptions requiring professional judgment and makes adjustments to the asset retirement obligation recorded based on the passage of time, revisions to either the timing, or the amount of the original estimate of undiscounted cash flows related to the retirement of the asset.

•	We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income, in the event that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of a net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

•	We accrue current and future tax liabilities based upon levels of taxable income, tax planning strategies and assessments of the timing of taxability of the tax attributes. While we have considered current tax laws in establishing tax liabilities, in the event we were to settle such liabilities for less than amounts accrued, we would reduce income tax expense in the period such determination was made. Should we determine it would cost more to settle such liabilities, we would increase income tax expense. We include in our income tax provision interest and penalties, if any, assessed on us by various taxing authorities.

•	Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending litigation. When we are reasonably able to determine the probable minimum or ultimate liability, if any, which may result from any of the pending litigation, we will record a provision for our best estimate of such liability, and if appropriate, will record a benefit for the amounts covered by insurance. If the outcome or resolution of the pending litigation is for amounts greater than accrued, an expense will be recorded in the period the determination is made. Alternatively, should the outcome or resolution be for less than accrued, we would reduce the expense in the period the determination is made.

Results of Operations
The following table set forth our consolidated results of operations for 2006, 2005 and 2004:

				Percent Change
				2006	2005
	Year Ended December 31,			vs.	vs.
(in thousands)	2006	2005	2004	2005	2004

Revenue	$99,241	$93,307	$88,577	6%	5%

Cost of revenue	51,439	61,445	52,502	-16%	17%

Gross profit	47,802	31,862	36,075	50%	-12%

Operating expenses	45,455	51,930	42,705	-12%	22%

Operating income (loss)	2,347	(20,068)	(6,630)	112%	-203%

Other income (expense)	(498)	(1,564)	500	68%	-413%

Income (loss) before income taxes	1,849	(21,632)	(6,130)	109%	-253%

Income tax benefit	(58)	(515)	(847)	-89%	-39%

Net income (loss)	$1,907	$(21,117)	$(5,283)	109%	-300%

Earnings (loss) per share:
Basic	$.11	$(1.23)	$(.31)
Diluted	$.11	$(1.23)	$(.31)

Net Income (Loss)
     Net income for the year ended December 31, 2006 was $1.9 million or $0.11 diluted earnings per share and resulted primarily from improved gross margins and reductions in operating expenses as compared to the same respective period in 2005.
     We incurred a net loss in 2005 of $21.1 million or $1.23 diluted loss per share primarily due to costs incurred to implement our strategic initiatives to re-align our work-in-process and finished goods tissue inventories, which negatively impacted our gross margins, increased operating expenses (including charges for the retirement and resignation of three former executive officers), foreign currency translation losses on intercompany debt and an income tax benefit on our operating loss at an effective tax rate substantially lower than the statutory rate.
     In 2004, the net loss of $5.3 million or $.31 diluted loss per share resulted primarily from the impairment of certain assets related to our former processing environment, a severance charge for the reorganization of our sales and marketing organizations, provisions for the exit from our metal spinal implant product lines and a disproportional effective tax rate.

Revenue
     For the year ended December 31, 2006, revenues increased 6% to $99.2 million as compared to 2005 revenues of $93.3 million. Revenues increased principally from increased unit sales volume in our DBM Segment and our traditional tissue product lines. In addition, we recognized revenues from two new products effectively introduced in 2006, the Xpanse™ Bone Insert and GraftCage® Spacers. We also recognized revenue declines from the distribution of our Graftech® Bio-implants due to competitive pressures from polymer based structural implants and from fees associated with our processing of donors for MTF. Revenues increased 5% in 2005 to $93.3 million as compared to 2004 revenues of $88.6 million. The increase in 2005 revenues resulted principally from increased average unit selling prices related to the distribution of Grafton® DBM domestically because of an increase in unit sales volume sold directly by our agency sales force and a decline in unit sales volume by our clients, and increased unit volumes in the international distribution of Grafton® DBM.
     Effective December 31, 2006, we re-aligned our operating segments to be more reflective of our expected future business strategies, technology and product development activities and distribution efforts. In assessing the re-alignment of our operating segments, we considered our current and future business opportunities, current and future products and technologies, the markets in which we sell, and the revenue and cost make-ups of our previous business segments. The development of the new business segments included assessments made by senior management as well as a review process with our Board of Directors. In addition to the re-alignment of our operating segments, we have created a Corporate Segment. The Corporate Segment includes the costs associated with general and administrative, regulatory and research and development activities. All segmental information included elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the new operating segments. All prior years’ information included herein has been re-stated in line with the new operating segments.
     The following table details the components of our revenues for the years presented:

				Percent Change
				2006	2005
	Year Ended December 31,			vs.	vs.
(in thousands)	2006	2005	2004	2005	2004

DBM Segment	$57,493	$52,704	$46,148	9%	14%
Traditional Tissue Segment	16,955	11,676	6,163	45%	89%
Spinal Allograft Segment	13,795	16,960	20,001	-19%	-15%
Hybrid Synthetic Segment	1,270	—	—	100%	—
Client Services Segment	9,128	11,277	13,373	-19%	-16%
Other Product Lines	600	690	2,892	-13%	-76%

Revenue	$99,241	$93,307	$88,577	6%	5%

     2006 Compared to 2005
     DBM Segment revenues, which consists primarily of domestic and international Grafton® DBM revenues, revenues from the Xpanse™ Bone Inserts and revenues from the processing of two private label DBMs, increased 9% in 2006 as compared to 2005. Grafton®

DBM revenues increased 4% for the year ended December 31, 2006 compared to the same period in 2005 substantially as a result of an increase in world-wide unit sales volume, partially offset by a decline in average selling prices, principally in the domestic market due to competitive pressures. We believe we have taken appropriate measures to manage the price pressures on our Grafton® DBM unit sales and do not expect pricing pressures to be a significant influence on 2007 revenues. Revenues from the shipment of private label DBM tissue forms increased 24% in 2006 compared to 2005, primarily due to increased unit volumes based on our partners’ sales levels to end users. A portion of the increase in revenues was related to introduction of the Xpanse™ Bone Insert in late 2005, which contributed $1.9 million to the revenue growth. We expect to continue to expand distribution of our Xpanse™ Bone Inserts in 2007 as we continue to gain surgeon acceptance of the product.
     Revenues from the world-wide distribution of traditional allograft bone tissue grafts increased 45% in 2006 compared to 2005. The increase in revenues is primarily attributable to an increase in unit sales volume in all markets in which we distribute. In 2007, we expect to continue to expand our international traditional tissue business, but expect our domestic traditional tissue revenues to remain relatively flat as we match unit sales demand with allograft bone tissue supply. Our domestic traditional tissue business is primarily driven by cancellous tissue products and allograft sports medicine grafts. Obtaining allograft tissue to support these products is not a primary focus of our domestic tissue supply initiatives.
     Revenues in the Spinal Allograft Segment are primarily driven by our domestic distribution of Graftech® Bio-implants. Our Graftech® Bio-implant business has been declining over the last several years due to increased competition and surgeon use of polymer-based spinal interbody fusion devices. We anticipate that our domestic Graftech® Bio-implant business will decline slightly in 2007, but we expect to begin offering bio-implant solutions to our international distributors and surgeons, although there can be no assurance that our Graftech® Bio-implant products will gain acceptance in the international market.
     In 2006, revenues in the Hybrid/Synthetic Segment represented sales of our GraftCage® Spacers, which were introduced in 2006. We do not anticipate revenues from the distribution of GraftCage® Spacers to be a significant contributor to our future revenues streams. Beginning in 2007, revenues from our Plexur™ P Biocomposite will be reported in this segment. The Plexur™ P Biocomposite was approved by the FDA in January 2007. We expect to begin distributing the Plexur™ P Biocomposite in March 2007 to “centers of excellence” to obtain human clinical information about the efficacy of the product prior to a world-wide launch in the third quarter of 2007.
     Service fees generated by the processing of allograft bone tissue for our clients declined 19% in 2006 as compared to 2005 primarily due to processing 23% fewer donors for MTF. We anticipated revenues in the Client Services Segment to decline in 2007 and 2008 as we process fewer donors for MTF. We expect our contractual agreements with MTF will expire at the end of 2008 and, therefore, expect revenues in this segment to be an insignificant portion of our revenue beginning in 2009.
     Other revenues, which primarily represent sales of xenograft tissue products processed at our facility in France, were relatively flat in 2006 compared to 2005.
     2005 Compared to 2004

     DBM Segment revenues increased 14% in 2005 as compared to 2004. Grafton® DBM revenues increased 16% in 2005 compared to 2004 substantially as a result of recognition of higher per unit selling prices from the continued implementation of our domestic strategic initiative to distribute our proprietary products directly to end users, for which we recognize a greater portion of the end user selling price, increased penetration in existing international markets and the continued expansion of our international business. Revenues from the shipment of private label DBM tissue forms declined 3% in 2005, primarily due to a reduction in orders from one of our partners as they adjusted their inventory levels.
     Revenues in the Traditional Tissue Segment, which are primarily generated from the world-wide distribution of traditional tissue, increased 89% in 2005 compared to 2004, mainly from increased unit sales volume as we continued to expand our world-wide presence in this market.
     Revenues in the Spinal Allograft Segment are generated from the distribution of Graftech® Bio-implants, which declined 15% in 2005 compared to the same period in the prior year primarily due to lower demand and increased competition from polymer based spinal implants.
     Service fees generated by processing allograft bone tissue for clients in the Client Services Segment declined 16% in 2005 as compared to 2004, primarily due to processing 916 fewer donors for clients in 2005, partially offset by a 22% increase in the average processing fee per donor in 2005.
     Revenues from other product lines in 2005 related to the distribution of xenograft tissue grafts in Europe and the Middle East. In 2004, revenues from other product lines included revenues from xenograft tissue grafts and revenues from the distribution of metal spinal implants prior to our exit from that product line in June, 2004.
     Major Customers
     In 2006 and 2005, MTF accounted for $19.4 million and $25.0 million, or 20% and 27%, respectively of net revenues. In 2004, MTF accounted for $18.3 million, or 21% of net revenues. In 2004, the American Red Cross Tissue Services (“ARC”) accounted for $18.4, or 21% of net revenues. In January, 2005, MTF acquired the assets of the allograft tissue banking operation of ARC.
Gross Margin

	Year Ended December 31,
(in thousands)	2006	2005	2004

Gross Profit	$47,802	$31,862	$36,075
Gross Margin	48.2%	34.1%	40.7%
     In 2006, gross margin increased over gross margin levels in 2005, primarily due to the improvement in revenues, which resulted in better absorption of fixed costs, and the benefits from our strategic productivity initiatives which reduced costs and lead times, improved tissue utilization and yields, and reduced obsolescence exposures. We anticipate additional improvement in our gross margin in 2007 and have projected a second half 2007 gross margin target of between 50% and 53%.

     Gross margin declined in 2005 as compared to 2004 primarily due to the costs associated with implementing our strategic initiative to reduce work-in-process and finished goods tissue inventories and increase overall tissue inventory velocity, which resulted in our decision in May 2005 to reduce unit production levels below unit sales levels for the balance of 2005 to allow us to consume existing tissue inventories and directly reduce overall tissue inventory levels. As a result of this decision, our production activities fell below the range of normal capacity, as defined in SFAS No. 151, “Inventory Costs — an amendment to Accounting Research Bulletin No. 43”, resulting in charges of $2.5 million. In addition, we also recognized charges of $4.8 million related to reserves and write-offs for excess, obsolete and expiring tissue inventories, primarily in the Graftech® Bio-implant product line, as a result of our standard inventory policies and procedures and to address our tissue inventory strategic initiatives.
Operating Expenses

				Percent Change
				2006	2005
	Year Ended December 31,			vs.	vs.
(in thousands)	2006	2005	2004	2005	2004

Marketing, selling and general and administrative	$40,627	$46,909	$38,127	-13%	23%
Research & development	4,828	5,021	4,578	-4%	10%

Total	$45,455	$51,930	$42,705	-12%	22%

     In 2006, marketing, selling and general and administrative expenses declined when compared to 2005, principally due to certain expenses, as more fully described in the succeeding paragraph, incurred in 2005 which did not recur in 2006, and due to our efforts to control our operating costs, partially offset by reserves for the settlement of certain litigation in the amount of $.7 million and accruals for management and employee bonuses.
     Marketing, selling and general and administrative expenses increased in 2005 as compared to 2004, principally due to: the costs associated with strengthening and diversifying our domestic tissue sources of $3.2 million; severance and retirement costs of $2.0 million associated with the retirement of our former Chief Executive Officer and Chief Financial Officer, the resignation of our former Chief Science Officer and certain other employees terminated in the fourth quarter of 2005; increased professional fees, including the costs of $1.9 million associated with MTF’s unsolicited proposal to acquire Osteotech; and increased commissions associated with the increase in revenues.
     In 2006, research and development expenses declined slightly as compared to 2005, primarily due to the re-focusing of our efforts on specific research and development programs and the completion of certain programs with the introduction of the Xpanse™ Bone Inserts and GraftCage® Spacers in late 2005 and early 2006.
     Research and development expenses increased 10% in 2005 compared to 2004 due to the timing of completion of research and development programs, our efforts related to the development of new product lines or line extension for existing product lines.
     We anticipate that our general and administrative expenses will increase slightly in 2007 and we expect to spend an incremental $4.0 million on improving our distribution effectiveness. We expect that research and development expenditures will increase in 2007 due to increased activity on existing projects and programs and initiation of new projects and programs.

Operating Income (Loss)

				Percent Change
				2006	2005
	Year Ended December 31,			vs.	vs.
(in thousands)	2006	2005	2004	2005	2004

DBM Segment	$16,305	$15,386	$13,170	6%	17%
Traditional Tissue Segment	5,888	228	(1,123)	2482%	120%
Spinal Allograft Segment	1,819	(7,992)	933	123%	-957%
Hybrid/Synthetic Segment	(717)	(116)	—	-518%	-100%
Client Services Segment	4,240	1,195	1,154	255%	-4%
Other Product Lines	45	252	(423)	-82%	160%
Corporate	(25,233)	(29,021)	(20,341)	13%	-43%

Operating Income (loss)	$2,347	$(20,068)	$(6,630)	112%	-203%

     We generated an operating income of $2.3 million in 2006 compared to incurring operating losses in 2005 and 2004. The operating income in 2006 was primarily generated by improved gross margins and a reduction in operating expenses, both of which are more fully explained in “Gross Margin” and “Operating Expenses” above. Operating income in the DBM Segment increased in 2006 as compared to 2005 mainly due to the increase in revenue and lower selling and marketing expenses as a result of reconfiguring the commission program, partially offset by a slightly lower gross margin due to the impact of pricing pressures. The improvement in the operating income in the Traditional Tissue Segment, the Spinal Allograft Segment and the Client Services Segment in 2006 was primarily due to improved gross margins. The operating loss in the Hybrid/Synthetic Segment is due to the costs to launch the GraftCage® Spacers. The reduction in the operating loss in Corporate is due mainly to reductions in general and administrative expenses in 2006 compared to 2005.
     The operating loss in 2005 increased compared to 2004 mainly due to lower gross margins as a result of our strategic initiatives for work-in-process and finished goods inventories and increased operating expenses. The Traditional Tissue Segment, The Spinal Allograft Segment and the Client Services Segment bore a substantial portion of the charges related to our strategic initiatives. The operating income in the DBM Segment improved in 2005 compared to 2004 principally due to the increase in revenues in 2005. The increase in operating costs in Corporate during 2005 is mainly related to a severance and retirement costs, costs associated with strengthening and diversifying our domestic tissue sources and professional fees.
Other Income (Expense)
     Other expense in 2006 of $.5 million is principally the result of $1.7 million in interest expense associated with our capital lease obligation, partially offset by interest income of $.8 million on invested cash balances, foreign currency translation gains of $.3 million primarily related to intercompany debt and a $.1 million gain from a contingent consideration payment related to the sale in 2002 of a foreign subsidiary.

     In 2005, other expense of $1.6 million primarily represents interest expense of $1.3 million related to our long-term debt, which was repaid in full in August 2005, and the capital lease obligation, which arose in the sale and leaseback of our principal processing facility in August 2005, and foreign currency translation losses of $.8 million primarily related to intercompany debt. Other expense was partially offset by interest income on available cash balance of $.5 million in 2005.
     Other income of $.5 million in 2004 related mainly to the gain on the sale of the intellectual property associated with the Ovation™ Spinal System of $.6 million, foreign currency translation gains on intercompany debt, and interest income of $.3 million, partially offset by interest expense on our long-term debt of $.6 million.
     On July 7, 2005, the Board of Directors declared $5.5 million of intercompany loans between the domestic company and our French subsidiary to be permanent debt requiring no principal payments on such intercompany loans for the foreseeable future. As a result, and pursuant to SFAS No. 52, since July 7, 2005 our results of operations will not be impacted by the effects of variations in currency exchange rates between the U.S. dollar and the Euro on that portion of the intercompany debt. The remaining outstanding balance under intercompany loans between the domestic company and our French subsidiary will continue to be subject to variations in currency exchange rates between the U.S. dollar and the Euro.
     Future translation gains and losses may have a material impact on our results of operations in the event of significant changes in the exchange rate between the U.S. dollar and the Euro, although the impact of such gains and losses should not have any impact on consolidated cash flows.
Income Tax Provision
     In 2006, we provided an income tax benefit primarily due to the reversal of certain domestic state tax reserves, which were no longer required, partially offset by provisions for 2006 minimum state income taxes. No provision for federal or foreign taxes has been recorded due to the availability of prior year net operating loss carryforwards, which carry a full valuation allowance, or due to recognizing a current year taxable loss for which any tax benefits or assets would be fully offset by the establishment of valuation allowances. We have evaluated the continuing need for our valuation allowances for our domestic and foreign deferred tax assets in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable, and we have determined based on our assessment that there is not sufficient positive evidence to support the reversal of such valuation allowances due to continued losses for tax purposes. We intend to maintain the valuation allowance until sufficient positive evidence exists to support the reversal of such valuation allowances. We will continue to assess the need to maintain existing valuation allowances or to record additional valuation allowances based on facts and circumstances in each future period.
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

     In 2004, we provided a benefit for income taxes related mainly to losses in our domestic operations, mostly offset by a provision for income taxes for our French subsidiary and a non-cash charge to establish a valuation allowance for domestic state deferred tax assets
Liquidity and Capital Resources
     At December 31, 2006, we had cash and cash equivalents of $17.9 million compared to $13.5 million at December 31, 2005. Working capital increased to $52.7 million at December 31, 2006 compared to $44.9 million at December 31, 2005. The increase in working capital in 2006 resulted primarily from our improved operating results.
     Net cash provided by operating activities was $6.8 million in 2006 compared to net cash used by operating activities was $1.6 million in 2005. The improvement resulted primarily from the generation of a net income in 2006 compared to a net loss in 2005, partially offset by our investment in working capital.
     Net cash used by investing activities in 2006 was $2.5 million, which was principally used to fund capital expenditures. Net cash provided by investing activities was $14.5 million in 2005, which is principally due to the sale of our principal processing facility for $16.5 million in cash, partially offset by capital expenditures.
     Net cash used in financing activities in 2006 and 2005 of $.1 million and $12.6 million, respectively, relates primarily to principal payments on our capital lease obligation and in 2005 to the repayment of all outstanding long-term debt in August, 2005 and principal payments on long-term debt. Such cash uses were partially offset by proceeds from the exercise of stock options and the sale of common stock pursuant to our employee stock purchase plan.
     In February 2007, we entered into a $5.0 million line of credit with a banking institution. The line of credit effectively makes $1.0 million available, since all amounts borrowed over $1.0 million needs to be cash collateralized. The line of credit expires in February 2008 and is secured by accounts receivable. Borrowings under the line of credit bear interest at the prime rate or LIBOR plus 1.75%. The line of credit includes certain financial and operational covenants and includes subjective acceleration provisions. Such provisions are based upon, in the reasonable opinion of the banking institution, the occurrence of any adverse or material change in the condition or affairs, financial or otherwise, of the Company which impairs the interests of the banking institution.
     At December 31, 2006, we had domestic federal and state net operating loss carryforwards of $16.0 million and $32.6 million, respectively. The federal net operating loss carryforwards expire in 2025 and 2026. The state net operating loss carryforwards primarily offset New Jersey taxable income, which expire in varying amounts beginning in 2010 through 2013. In addition, we have domestic federal research and development credits of $.1 million, which expire in 2026 and state research and development, manufacturing and other credits of $.9 million, primarily to offset New Jersey income taxes, which expire in varying amounts beginning in 2007 through 2013. At December 31, 2006, we had foreign net operating loss carryforwards aggregating $1.2 million expiring in varying amounts beginning in 2008. We have not recognized any benefit from these net operating loss carryforwards in the consolidated financial statements because realization of the future tax benefits is uncertain. We have provided a full valuation allowance for all federal and state net operating loss carryforwards, all federal and state tax credits and all foreign net operating loss carryforwards due to the uncertainty of realizing future tax benefits from these net operating loss carryforwards and tax credits. In 2006 we wrote-off certain of our foreign net operating loss carryforwards of $5.934 related to our inactive subsidiaries in the Netherlands. These foreign net operating loss carryforwards carried a full valuation allowance.

Contractual Obligations
     The following table summarizes our contractual obligations at December 31, 2006, and the effects such obligations are expected to have on our liquidity and cash flow in future periods.

		Less
		Than
		One	Years	Years	After
(In thousands)	Total	Year	2-3	4-5	5 Years

Capital lease obligation	$32,089	$2,326	$4,652	$4,652	$20,459
Non-cancelable operating lease obligations	3,312	1,548	1,662	102
Retirement and severance payments	847	847
Asset retirement obligation — Shrewsbury facility	1,938		1,938
Asset retirement obligation — Eatontown facility (1)	9,538				9,538
Reimbursement under tissue supply agreements (2)	25,600	9,700	12,700	3,200

	$73,324	$14,421	$20,952	$7,954	$29,997

(1)	Represents the future value of the Eatontown asset retirement obligation as of December 31, 2006. This asset retirement obligation will be accreted from its current value as of December 31, 2006 of $2.3 million to its future value over the next nineteen years.

(2)	Represents the minimum reimbursement to be made under our agreements with MTF and CTS for their services of donor recovery and donor eligibility related to the allograft bone tissue to be supplied to us over the current term of the related agreements.
     Based on our current projections and estimates, we believe that our currently available cash and cash equivalents and anticipated future cash flow from operations will be sufficient to meet our forecasted cash needs in 2007. Our future liquidity and capital requirements will depend upon numerous factors, including:
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
Off-balance Sheet Arrangements
     As part of our ongoing business, we have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPE), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Recent Accounting Developments
     In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return. This guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The provisions of FIN 48 are effective for us beginning January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial position and results of operations, but it is not expected to have a significant effect.
     In September 2006, the FASB issued Staff Position Aug Air-1, “Accounting for Planned Major Maintenance Activities” (“AIR-1”). AIR-1 amends APB Opinion No. 28, “Interim Financial Reporting” (“APB 28”), and prohibits the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. We do have a planned major maintenance activity associated with our annual or semi-annual plant shutdowns. While early application was permitted, the provisions of AIR-1 will be adopted by us beginning January 1, 2007. The guidance in the AIR-1 shall be applied retrospectively for all financial statements presented, unless it is impracticable to do so. We do not anticipate any impact on our historical annual financial results or financial position from the adoption of AIR-1. We do anticipate our interim financial results and financial position will be restated, and such restatements may be material, with certain interim periods realizing improved earnings with other interim periods realizing reduced earnings.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The provisions of SAB 108 are effective for us after November 15, 2006. We are not aware of any material error corrections that may be required in our previously published historical financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under a number of other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are effective for us beginning January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 157 on our financial position and results of operations, but it is not expected to have a significant effect.
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
     The exchange rate as of December 31, 2006 was $1.32 U.S. dollars to one Euro compared to an exchange rate of $1.18 U.S. dollars to one Euro as of December 31, 2005. The average exchange rate for the year ended December 31, 2006 was $1.25 U.S. dollars to one Euro compared to an average exchange rate for the year ended December 31, 2005 of $1.24 U.S. dollars to one Euro. A 10% change in the average exchange rate, based on actual results for

2006, would impact revenues by approximately $1.8 million and net income/loss by less than $.1 million.
     Foreign currency translation gains of $.3 and $.5 million were recognized in other income (expense) in 2006 and 2004, respectively, and foreign currency translation losses of $.8 million were recognized in 2005, related to the impact of exchange rates between the U.S. dollar and the Euro.
     Future translation gains and losses may have a material impact on our results of operations in the event of significant changes in the exchange rate between the U.S. dollar and the Euro, although the impact of such gains and losses should not have any impact on consolidated cash flows.
Litigation
     We are involved in legal proceedings involving product liability claims. For a complete discussion of these matters see, Item 3. “Legal Proceedings” and Note 15 of “Notes to Consolidated Financial Statements.” It is possible that our results of operations or liquidity and capital resources could be adversely affected by the ultimate outcome of the pending litigation or as a result of the costs of contesting such lawsuits.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to interest rate risk. Changes in interest rates affect interest income earned on cash and cash equivalents. We do not enter into derivative transactions related to our cash or cash equivalents. Accordingly, we are subject to changes in interest rates. Based on our December 31, 2006 cash and cash equivalents, a 1% change in interest rates would impact net income by approximately $.2 million.
     The value of the U.S. dollar affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. We do not maintain hedging programs to mitigate the potential exposures of exchange rate risk. Accordingly, our results of operations are adversely affected by the strengthening of the U.S. dollar against currencies, primarily the Euro, in which we sell products and services or a weakening exchange rate against currencies in which we incur costs. Based on the operating results of our foreign operations for the year ended December 31, 2006, a 10% change in the exchange rates would impact our net income/loss by less than $.1 million.
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
     Not applicable.
Item 9A. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2006 related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual facts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Based upon their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2006.
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
     Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.
     A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     As reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2005 and in Item 4 of our quarterly reports on Form 10-Q for the periods ended March 31, 2006, June 30, 2006 and September 30, 2006, the Company did not maintain effective controls over its financial closing and reporting process of our financial group. As a result, management reported a material weakness related to insufficient domestic and corporate personnel with appropriate accounting knowledge and training as of those dates.
     In response to the material weakness identified above, we have completed, what we believe to be, the necessary changes to the overall design of our control environment, including roles and responsibilities and policies and procedures to improve the overall internal control over financial reporting. We have completed our remediation efforts related to the material weakness described above and have taken the following actions:
1.	In the third quarter of 2006, we hired a senior level financial manager with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial and reporting requirements. In addition, in the first quarter of 2006, we hired an additional senior staff accountant to assist in the preparation of journal entries, account analyses and reconciliations. Also since the first quarter of 2006, our Executive Vice President and Chief Financial Officer assumed additional review and oversight responsibilities related to the financial closing process.

2.	We reorganized the reporting structures within our world-wide accounting and finance functions to have the senior level managers report directly to our Executive Vice President and Chief Financial Officer with indirect functional reporting to the business managers.

3.	We provided and will continue to provide additional and expanding training and education for all members of the worldwide accounting and finance functions, with an emphasis on improving account analysis preparation and documentation. In the second quarter of 2006, we prepared and presented a formal training program on work paper documentation and preparation, which was attended by all members of the domestic and corporate finance groups.

4.	We have made and will continue to make changes to our world-wide accounting processes, policies and procedures. A number of changes have been made during 2006 to improve the efficient use of our finance and accounting staff. We expect to continue to make changes and improvements in the future.
     Accordingly, we determined that the changes made to our control environment were effectively designed and demonstrated operating effectiveness for a sufficient period of time to conclude that the material weakness described above has been remediated.
     Management’s assessment of the effectiveness of the internal control over financial reporting as of December 31, 2006 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report, which is included in this Item 9A.
     Changes in Internal Control Over Financial Reporting
     Other than the remediation discussed above, there has been no change in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(e) under the Exchange Act, during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Osteotech, Inc.
Eatontown, New Jersey
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Osteotech, Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, the Company has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Osteotech, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and our report dated March 12, 2007 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Woodbridge, New Jersey
March 12, 2007

Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed not later than 120 days after December 31, 2006.
Item 11. Executive Compensation
     The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed not later than 120 days after December 31, 2006.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders
     The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed not later than 120 days after December 31, 2006.
Item 13. Certain Relationships and Related Transactions and Director Independence
     The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed not later than 120 days after December 31, 2006.
Item 14. Principal Accounting Fees and Services
     The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed not later than 120 days after December 31, 2006.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a)(1) and (2). The response to this portion of Item 15 is submitted as a separate section of this report commencing on page F-1.
     (a)(3) and (b). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Exhibit		Page
Number	Description	Number
3.1	Restated Certificate of Incorporation of Osteotech, as amended (incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K, filed on March 27, 2002)	*

3.2	Fourth Amended and Restated Bylaws of Osteotech (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed on August 31, 2005)	*

3.3	Form of Stock Certificate (incorporated by reference to Exhibit 3.4 to Registrant’s Registration Statement on Form S-1 (File No. 33-40463), filed on June 14, 1991)	*

3.4	Certificate of Retirement and Prohibition or Reissuance of Shares of Osteotech, Inc. dated April 4, 2002 (incorporated by reference to Exhibit 3.4 to Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2002)	*

4.1	Amended and Restated Rights Agreement dated as of May 26, 2005 between Osteotech, Inc. and Registrar and Transfer Co. (incorporated by reference to Exhibit 1 to Registrant’s Form 8-A/A, filed on May 26, 2005)	*

10.1	1991 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K, filed on March 27, 2002) ^	*

10.2	1991 Independent Directors Stock Option Plan, as amended (incorporated by reference to Exhibit 28.2 to Registrant’s Registration Statement on Form S-8 (File No. 33-44547), filed on December 17, 1991) ^	*

10.3	Form of Confidentiality Agreement and Non-Competition Agreement with executive officers (incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K, filed on March 27, 2002)	*

Exhibit		Page
Number	Description	Number
10.4	Employment Agreement with Richard Russo dated April 1, 1997 (incorporated by reference to Exhibit 10.30 to Registrant’s Annual Report on Form 10-K, filed on March 31, 1999) ^	*

10.5	Amended and Restated Processing Agreement entered into September 11, 2000 by Osteotech, Inc., Musculoskeletal Transplant Foundation and Biocon, Inc. (incorporated by reference to Exhibit 10.36 to Registrant’s Quarterly Report on Form 10-Q, filed on November 14, 2000) #	*

10.6	Amended and Restated 2000 Stock Plan (incorporated by reference to Exhibit 10.41 to Registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2003) ^	*

10.7	Agreement of Amendment to Loan and Security Agreement, Mortgage, Assignment of Leases and Other Documents by and among Fleet National Bank, Osteotech, Inc., Osteotech Investment Corporation, CAM Implants, Inc., Osteotech, B.V., H.C. Implants, B.V., CAM Implants, B.V., Osteotech/CAM Services, B.V., Osteotech, S.A., and OST Developpement S.A. dated March 13, 2002 (incorporated by reference to Exhibit 10.51 to Registrant’s Annual Report on Form 10-K, filed on March 27, 2002)	*

10.8	Second Amended and Restated Processing Agreement by and among Musculoskeletal Transplant Foundation, Biocon, Inc., and Osteotech, Inc. dated as of June 1, 2002 (incorporated by reference to Exhibit 10.57 to Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2002) #	*

10.9	Settlement Agreement and Release by and among Osteotech, Inc. and Osteotech Investment Corporation, the Musculoskeletal Transplant Foundation, and Synthes Spine Company, L.P., dated as of June 1, 2002 (incorporated by reference to Exhibit 10.56 to Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2002)	*

10.10	License Agreement by and among Osteotech, Inc., Osteotech, Inc., Osteotech Investment Corporation, Musculoskeletal Transplant Foundation, Biocon, Inc., and Synthes Spine Company, L.P., dated as of June 1, 2002 (incorporated by reference to Exhibit 10.58 to Registrant’s Quarterly Report on Form 10-Q, filed on
	August 9, 2002) #	*

10.11	Form of Change in Control Agreement with Executive Officers (incorporated by reference to Exhibit 10.61 to Registrant’s Quarterly Report on Form 10-Q, filed on November 14, 2002) ^	*

Exhibit		Page
Number	Description	Number
10.12	Allonge to Agreement of Amendment to the Loan and Security Agreement, Mortgage, Assignment of Leases and Other Documents by and among Fleet National Bank, Osteotech, Inc., Osteotech Investment Corporation, CAM Implants, Inc., Osteotech, B.V., H.C. Implants, B.V., CAM Implants, B.V., Osteotech/CAM Services, B.V., Osteotech, SA, and OST Developpement SA. dated November 13, 2002 (incorporated by reference to Exhibit 10.37 to Registrant’s Annual Report on Form 10-K, filed on March 31, 2003)	*

10.13	Second Allonge to Loan and Security Agreement among Fleet National Bank, Successor in Interest to Summit Bank, Osteotech, Inc., Osteotech, B.V., H.C. Implants, B.V., Cam Implants, B.V., Osteotech/Cam Services, B.V., Osteotech Implants, B.V., Osteotech S.A. and OST Developpement dated March 27, 2003 (incorporated by reference to Exhibit 10.40 to Registrant’s Quarterly Report on Form 10-Q, filed on May 13, 2003)	*

10.14	Joint Settlement Agreement and Release by and among Osteotech, Inc., GenSci Orthobiologics, Inc. and GenSci Regeneration Sciences, Inc., dated as of May 29, 2003 (incorporated by reference to Exhibit 10.42 to Registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2003)	*

10.15	First Amendment to Joint Settlement Agreement and Release by and among Osteotech, Inc., GenSci Orthobiologics, Inc. and GenSci Regeneration Sciences, Inc., dated as of August 2003 (incorporated by reference to Exhibit 10.43 to Registrant’s Quarterly Report on Form 10-Q, filed on November 13, 2003)	*

10.16	Lease for Osteotech’s Eatontown administration facility (incorporated by reference to Exhibit 10.30 to Registrant’s Annual Report on Form 10-K, filed on March 30, 1995)	*

10.17	First Modification to Lease for Osteotech’s Eatontown administration facility (incorporated by reference to Exhibit 10.45 to Registrant’s Annual Report on Form 10-K, filed on March 15, 2004)	*

10.18	Third Allonge to Loan and Security Agreement among Fleet National Bank, Successor in Interest to Summit Bank, Osteotech, Inc., Osteotech B.V., H.C. Implants, B.V., CAM Implants, B.V., Osteotech/CAM Services, B.V., Osteotech Implants, B.V., Osteotech S.A. and OST Developpement dated April 30, 2004 (incorporated by reference to Exhibit 10.47 to Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2004)	*

Exhibit		Page
Number	Description	Number
10.19	Employment Agreement with Sam Owusu-Akyaw dated July 2, 2004 (incorporated by reference to Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q, filed on November 8, 2004) ^	*

10.20	Employee Non-Competition, Non-Solicitation, Confidential Information and Inventions Agreement with Sam Owusu-Akyaw dated July 2, 2004 (incorporated by reference to Exhibit 10.49 to Registrant’s Quarterly Report on Form 10-Q, filed on November 8, 2004)	*

10.21	Fourth Allonge, made 24th day of March, 2005 to the Agreement of Amendment to Loan and Security Agreement, Mortgage, Assignment of Leases and Other Documents effective March 13, 2002, as amended, among Fleet National Bank, Osteotech, Inc., Osteotech, S.A., and OST Developpement, S.A. (incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K, filed on March 29, 2005)	*

10.22	Processing Agreement between Musculoskeletal Transplant Foundation, Inc., Biocon, Inc. and Osteotech, Inc. dated December 22, 2004 (incorporated by reference to Exhibit 10.51 to Registrant’s Annual Report on Form 10-K, filed on March 29, 2005) #	*

10.23	Form of Nontransferable Incentive Stock Option Agreement for all incentive option grants, including option grants to Members of the Board of Directors and Executive Officers (incorporated by reference to Exhibit 10.52 to Registrant’s Annual Report on Form 10-K, filed on March 29, 2005)	*

10.24	Form of Nontransferable Non-Incentive Stock Option Agreement for all non-incentive option grants, including option grants to Members of the Board of Directors and Executive Officers (incorporated by reference to Exhibit 10.52 to Registrant’s Annual Report on Form 10-K, filed on March 29, 2005)	*

10.25	1994 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.55 to Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2005) ^	*

10.26	Form of Nontransferable Non-Incentive Stock Option Agreement pursuant to the 1991 Stock Option Plan and Form of Amendment thereto (incorporated by reference to Exhibit 10.56 to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2005) ^	*

10.27	Form of Nontransferable Incentive Stock Option Agreement pursuant to the 1991 Stock Option Plan and Form of Amendment thereto (incorporated by reference to Exhibit 10.57 to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2005) ^	*

Exhibit		Page
Number	Description	Number
10.28	Form of Nontransferable Non-Incentive Stock Option Agreement Cliff Vesting Option pursuant to the 2000 Stock Plan and Form of Amendment thereto (incorporated by reference to Exhibit 10.58 to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2005) ^	*

10.29	Form of Nontransferable Non-Incentive Stock Option Agreement pursuant to the 2000 Stock Plan and Form of Amendment thereto (incorporated by reference to Exhibit 10.59 to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2005) ^	*

10.30	Form of Nontransferable Incentive Stock Option Agreement Cliff Vesting Option pursuant to the 2000 Stock Plan and Form of Amendment thereto (incorporated by reference to Exhibit 10.60 to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2005) ^	*

10.31	Form of Non-Qualified Stock Option Agreement pursuant to the 1991 Stock Option Plan and Form of Amendment thereto (incorporated by reference to Exhibit 10.61 to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2005) ^	*

10.32	Purchase and Sale Agreement between Osteotech, Inc. and 201 Industrial Way, Inc., dated August 5, 2005 (incorporated by reference to Exhibit 10.62 to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2005)	*

10.33	Agreement of Lease between 201 Industrial Way, Inc. and Osteotech, Inc., dated August 5, 2005, the Company’s principal processing facility (incorporated by reference to Exhibit 10.63 to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2005)	*

10.34	Employment Agreement, effective as of November 1, 2000, between Osteotech, Inc. and Mark H. Burroughs (incorporated by reference to Exhibit 10.64 to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2005) ^	*

10.35	Indemnity Agreement, dated as of November 1, 2000, by and between Osteotech, Inc. and Mark H. Burroughs (incorporated by reference to Exhibit 10.65 to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2005) ^	*

10.36	Employee Confidential Information, and Invention and Non-Competition Agreement, dated November 1, 2000, by and between Osteotech, Inc. and Mark H. Burroughs (incorporated by reference to Exhibit 10.66 to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2005)	*

Exhibit		Page
Number	Description	Number
10.37	Change in Control Agreement, dated as of November 1, 2000, by and between Osteotech, Inc. and Mark H. Burroughs (incorporated by reference to Exhibit 10.67 to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2005) ^	*

10.38	Retirement Agreement, dated as of July 26, 2005, by and between Osteotech, Inc. and Michael J. Jeffries (incorporated by reference to Exhibit 10.68 to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2005) ^	*

10.39	Retirement Agreement, dated as of November 22, 2005, by and between Osteotech, Inc. and Richard W. Bauer (incorporated by reference to Exhibit 10.60 to Registrant’s Annual Report on Form 10-K filed on March 31, 2006) ^	*

10.40	Amendment No. 1, effective as of January 1, 2006, to Employment Agreement, effective as of November 1, 2000, between Osteotech, Inc. and Mark H. Burroughs (incorporated by reference to Exhibit 10.61 to Registrant’s Annual Report on Form 10-K filed on March 31, 2006) ^	*

10.41	Amendment No. 1, effective as of January 1, 2006, to Employment Agreement, dated July 2, 2004, between Osteotech, Inc. and Sam Owusu-Akyaw (incorporated by reference to Exhibit 10.62 to Registrant’s Annual Report on Form 10-K filed on March 31, 2006) ^	*

10.42	Separation Letter Agreement, dated November 29, 2005 and Consulting Agreement, dated December 21, 2005, between Osteotech, Inc. and James L. Russell, Ph.D. (incorporated by reference to Exhibit 10.63 to Registrant’s Annual Report on Form 10-K filed on March 31, 2006) ^	*

10.43	Employment Agreement, effective as of September 27, 2004, between Osteotech, Inc. and Robert Wynalek (incorporated by reference to exhibit 10.64 to Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2006)^	*

10.44	Form of Indemnity Agreement executed by Officers and Directors of Osteotech, Inc. (incorporated by reference to Exhibit 10.54 to Registrants Current Report on Form 8-K filed on April 9, 2002)^	*

10.45	Form of 2000 Stock Plan Restricted Stock Unit Agreement for Employees (incorporated by reference to Exhibit 10.66 to registrant’s Quarterly Report on Form 10-Q filed on August 4, 2006)^	*

10.46	Form of 2000 Stock Plan Restricted Stock Unit Agreement for Independent Directors (incorporated by reference to Exhibit 10.67 to Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2006)^	*

10.47	Form of 2000 Stock Plan Restricted Stock Unit Agreement For Consultants (incorporated by reference to Exhibit 10.68 to Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2006)^	*

10.48	The Management Performance Bonus Plan, June 2006 (incorporated by reference to Exhibit 10.69 to Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2006)^	*

10.49	Form of 2000 Stock Plan Nontransferable Incentive Stock Option Agreement as of October 26, 2006^	+

Exhibit		Page
Number	Description	Number
10.50	Form of 2000 Stock Plan Nontransferable Non-Incentive Stock Option Agreement as of October 26, 2006^	+

16.1	Letter of concurrence from PricewaterhouseCoopers LLP (incorporated by reference to Exhibit 16.1 to Registrant’s Current Report on Form 8-K, filed on April 11, 2005)	*

21.1	Subsidiaries of the Registrant	+

23.1	Consent of BDO Seidman, LLP	+

23.2	Consent of PricewaterhouseCoopers LLP	+

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

*	Previously filed; incorporated herein by reference

+	Filed herewith

^	Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 10(iii)

#	Copy omits information for which confidential treatment has been granted

[ ]	Copy omits information for which confidential treatment has been requested.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 2007	OSTEOTECH, INC.
	By:	/s/ SAM OWUSU-AKYAW

Sam Owusu-Akyaw
Chief Executive Officer (Principal Executive Officer) and Director
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/KENNETH P. FALLON III Kenneth P. Fallon III	Chairman of the Board of Directors	March 14, 2007

/s/SAM OWUSU-AKYAW Sam Owusu-Akyaw	President and Chief Executive Officer (Principal Executive Officer) and Director	March 14, 2007

/s/MARK H. BURROUGHS Mark H. Burroughs	Executive Vice President Chief Financial Officer (Principal Financial Officer)	March 14, 2007

/s/STEPHEN S. GALLIKER Stephen S. Galliker	Director	March 14, 2007

/s/ROBERT W. GUNN Robert W. Gunn	Director	March 14, 2007

/s/ROBERT J. PALMISANO Robert J. Palmisano	Director	March 14, 2007

/s/STEPHEN J. SOGIN Stephen J. Sogin	Director	March 14, 2007

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
Eatontown, New Jersey
We have audited the accompanying consolidated balance sheets of Osteotech, Inc. and Subsidiaries (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.
As described in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” utilizing the modified prospective transition method effective January 1, 2006.
We also have audited the adjustments to the 2004 consolidated financial statements to retrospectively apply the change in the composition of the Company’s reportable segments in accordance with the provisions of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” as described in Note 19. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2004 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2004 consolidated financial statements taken as a whole.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2007 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Woodbridge, New Jersey
March 12, 2007

To the Board of Directors and Stockholders of Osteotech, Inc.:
In our opinion, the consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2004, before the effects of the adjustments to retrospectively reflect the change in the composition of reportable segments described in Note 19, present fairly, in all material respects, the results of operations and cash flows of Osteotech, Inc. and its subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America (the 2004 financial statements before the effects of the adjustments discussed in Note 19 are not presented herein). In addition, in our opinion, the financial statement schedule for the year ended December 31, 2004 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit, before the effects of the adjustments described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect the change in the composition of reportable segments described in Note 19 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have properly applied. Those adjustments were audited by other auditors.
/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
March 25, 2005

OSTEOTECH, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

December 31,	2006	2005

ASSETS

Current assets:
Cash and cash equivalents	$17,946	$13,484
Accounts receivable, net of allowance of $488 in 2006 and $1,131 in 2005	18,507	14,879
Deferred processing costs	29,067	28,805
Inventories	1,005	1,278
Prepaid expenses and other current assets	2,795	3,438

Total current assets	69,320	61,884

Property, plant and equipment, net	36,340	39,962
Goodwill	1,669	1,669
Other assets	5,704	7,507

Total assets	$113,033	$111,022

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$15,861	$16,320
Current maturities of capital lease obligation	727	655

Total current liabilities	16,588	16,975

Capital lease obligation	14,876	15,603
Other liabilities	7,716	7,689

Total liabilities	39,180	40,267

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding 17,396,775 shares in 2006 and 17,259,964 shares in 2005	174	173
Additional paid-in capital	65,784	64,915
Accumulated other comprehensive income	1,114	793
Retained earnings	6,781	4,874

Total stockholders’ equity	73,853	70,755

Total liabilities and stockholders’ equity	$113,033	$111,022

The accompanying notes are an integral part of these consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

For the year ended December 31,	2006	2005	2004

Revenue	$99,241	$93,307	$88,577

Cost of revenue	51,439	61,445	52,502

Gross profit	47,802	31,862	36,075

Marketing, selling and general and administrative	40,627	46,909	38,127
Research and development	4,828	5,021	4,578

	45,455	51,930	42,705

Operating income (loss)	2,347	(20,068)	(6,630)

Other income (expense):
Interest income	757	529	269
Interest expense	(1,671)	(1,303)	(646)
Gain on sale of intellectual property			575
Other	416	(790)	302

	(498)	(1,564)	500

Income (loss) before income taxes	1,849	(21,632)	(6,130)

Income tax benefit	(58)	(515)	(847)

Net income (loss)	$1,907	$(21,117)	$(5,283)

Earnings (loss) per share:
Basic	$.11	$(1.23)	$(.31)
Diluted	$.11	$(1.23)	$(.31)

Shares used in computing earnings (loss) per share:
Basic	17,298,352	17,195,868	17,146,127
Diluted	17,399,719	17,195,868	17,146,127

The accompanying notes are an integral part of these consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands)

For the years ended December 31, 2006, 2005 and 2004

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Stockholders’ Equity, January 1, 2004	17,117,720	$171	$64,170	$605	$31,274	$96,220
Net loss					(5,283)	(5,283)
Currency translation adjustments				145		145

Total comprehensive loss						(5,138)
Exercise of stock options	22,875		104			104
Common stock issued pursuant to employee stock purchase plan	34,879	1	191			192
Tax benefits related to stock options			17			17

Stockholders’ Equity, December 31, 2004	17,175,474	172	64,482	750	25,991	91,395
Net loss					(21,117)	(21,117)
Currency translation adjustments				43		43

Total comprehensive loss						(21,074)
Exercise of stock options	47,575	1	182			183
Common stock issued pursuant to employee stock purchase plan	36,915		161			161
Stock-based compensation expense			90			90

Stockholders’ Equity, December 31, 2005	17,259,964	173	64,915	793	4,874	70,755
Net income					1,907	1,907
Currency translation adjustments				321		321

Total comprehensive income						2,228
Exercise of stock options	109,875	1	436			437
Common stock issued pursuant to employee stock purchase plan	26,936		119			119
Stock-based compensation expense			314			314

Stockholders’ Equity, December 31, 2006	17,396,775	$174	$65,784	$1,114	$6,781	$73,853

The accompanying notes are an integral part of these consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

For the year ended December 31,	2006	2005	2004

Cash Flow From Operating Activities
Net income (loss)	$1,907	$(21,117)	$(5,283)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,038	5,722	8,343
Non-cash portion of impairment charges			4,353
Deferred income taxes		(12)	2,024
Stock-based compensation expense	314	90
Provision for tissue inventories		790
Net provision for metal spinal implant systems			994
Gain on sale of intellectual property			(575)
Income tax benefit related to stock options			17
Changes in assets and liabilities:
Accounts receivable	(3,628)	277	494
Deferred processing costs	576	3,076	(6,878)
Inventories	273	(76)	1,421
Prepaid expenses and other current assets	643	2,058	(2,977)
Note receivable from patent litigation settlement	1,000	1,000	1,000
Accounts payable and other liabilities	(301)	6,553	(480)

Net cash provided by (used in) operating activities	6,822	(1,639)	2,453

Cash Flow From Investing Activities
Proceeds from sale of land and building		16,500
Capital expenditures	(2,067)	(2,115)	(1,803)
Proceeds from sale of intellectual property			575
Other, net	(404)	162	(335)

Net cash provided by (used in) investing activities	(2,471)	14,547	(1,563)

Cash Flow From Financing Activities
Proceeds from issuance of common stock	556	344	296
Principal payments on capital lease obligation	(655)	(242)
Principal payments on long-term debt		(12,737)	(3,186)

Net cash used in financing activities	(99)	(12,635)	(2,890)

Effect of exchange rate changes on cash	210	(180)	65

Net increase (decrease) in cash and cash equivalents	4,462	93	(1,935)
Cash and cash equivalents at beginning of year	13,484	13,391	15,326

Cash and cash equivalents at end of year	$17,946	$13,484	$13,391

The accompanying notes are an integral part of these consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
1.	DESCRIPTION OF BUSINESS

Osteotech, Inc. (the “Company”) is a global leader in providing Osteo-Biologic solutions to surgeons and patients for the repair of the musculoskeletal system through the development of innovative therapy-driven products that alleviate pain, promote biological healing and restore function. The Company’s goal is to utilize its current technology platform and future technologies, including products under development to create procedure specific solutions for orthopedic, spinal, neurological and oral/maxillofacial surgeons to repair and replace bone loss caused by trauma or disease states, augment prosthetic implant procedures, facilitate spine related procedures and replace damaged ligaments and tendons.

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany transactions and balances are eliminated.

Effective December 31, 2006, the Company has re-aligned its operating segments to be more reflective of the expected future business strategies, technology and product development activities and distribution efforts. In assessing the re-alignment of the Company’s operating segments, it considered the current and future business opportunities, current and future products and technologies, the markets in which it sells, and the revenue and cost make-ups of the previous business segments. The development of the new business segments included assessments made by senior management as well as a review process with the Board of Directors. The new operating segments are:
•	Demineralized Bone Matrix (DBM);

•	Traditional Tissue;

•	Spinal Allograft;

•	Hybrid/Synthetic; and

•	Client Services.
In addition to the re-alignment of our operating segments detailed above, we have created a Corporate Segment. The Corporate Segment will include the costs associated with general and administrative, regulatory, and research and development activities.
Any product not falling within the segments listed above are aggregated under the category of “other”. Primarily, the only product included in “other” is a line of Xenograft bone tissue products, which the Company processes, markets and distributes, primarily in Europe, Asia and the Middle East and, through June 30, 2004, metal spinal implant products. These Xenograft bone tissue products are utilized as bone graft substitutes. See Note 19 for more information for the Company’s segments.

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Critical Accounting Policies and Estimates

The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates the estimates and may adjust them based upon the latest information available. These estimates generally include those related to product returns, bad debts, inventories including purchase commitments, deferred processing costs including reserves for rework, excess and obsolescence, long-lived assets, asset retirement obligations, income taxes, stock-based compensation, contingencies and litigation. The Company bases the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.
•	The Company records reductions to revenue for estimated returns based upon historical experience. If future returns are less than historical experience, reduction in estimated reserves would increase revenue. Alternatively, should returns exceed historical experience, additional allowances would be required, which would reduce revenue.

•	The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Changes in estimates of collection risk related to accounts receivable can result in decreases or increases in current period operating costs.

•	The Company writes down inventory and deferred processing costs for estimated excess, obsolescence or unmarketable products equal to the lower of cost or market value. Excess and obsolescence could occur from numerous factors, including, but not limited to, the competitive nature of the market, technological change, expiration and changes in surgeon preference. If actual market conditions are less favorable than those projected by management, additional write-downs may be required, including provisions to reduce inventory and deferred processing costs to net realizable value. In each period, the Company also assesses its production activity in relationship to historical experience and normal capacity, and evaluates the need to reflect processing costs as either period costs or as a component of deferred processing costs. In periods where the Company’s actual processing activities are less than historical experience/normal capacity, the Company charges an appropriate

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
portion of its processing costs directly to cost of revenue in the consolidated statements of operations. In addition, the Company provides reserves, if any, for the difference between its contractual purchase commitments and its projected purchasing patterns based upon maintenance of adequate inventory levels and forecasted revenues. If actual revenue is less favorable than those forecasted by management, additional reserves may be required; alternatively, if revenue is stronger than forecasted by management, such reserves would be reduced.

•	The Company records an asset retirement obligation when an obligation to retire an asset is determined. The asset retirement obligation is accrued at its estimated fair value with a corresponding increase in the carrying amount of the related long-lived asset, if appropriate. The Company determines the amount of the asset retirement obligation based upon a number of assumptions requiring professional judgment and makes adjustments to the asset retirement obligation recorded based on the passage of time, revisions to either the timing, or the amount of the original estimate of undiscounted cash flows related to the retirement of the asset.

•	The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income, in the event that the Company would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of a net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

•	The Company accrues current and future tax liabilities based upon levels of taxable income, tax planning strategies and assessments of the timing of taxability of the tax attributes. While the Company has considered current tax laws in establishing tax liabilities, in the event the Company was to settle such liabilities for less than amounts accrued, the Company would reduce income tax expense in the period such determination was made. Should the Company determine it would cost more to settle such liabilities, the Company would increase income tax expense. The Company includes in its income tax provision interest and penalties, if any, assessed on the Company by various taxing authorities.

•	Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending litigation. When the Company is reasonably able to determine the probable minimum or ultimate liability, if any, which may result from any of the pending litigation, the Company will record a provision for our best estimate of such liability, and if appropriate, will record a benefit for the amounts covered by insurance. If the outcome or resolution of the pending litigation is for amounts greater than accrued, an expense will be recorded in the period the determination is made. Alternatively, should the outcome or resolution be for less

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
than accrued, the Company would reduce the expense in the period the determination is made.
Revenue Recognition

The Company derives revenue principally from service fees related to the distribution of allograft bone tissue grafts, and the sale of other non-allograft tissue products. Revenues net of trade discounts and allowances, are recognized once delivery has occurred provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectibility is reasonably assured. Delivery is considered to have occurred when risk of loss has transferred to the Company’s customers or processing clients, usually upon shipment to such customers or clients, except for the Company’s products maintained as consigned inventory, when delivery is considered to have occurred at the time that the allograft bone tissue graft or non-allograft tissue product is consumed by the customer.

Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with original maturities of three months or less, when purchased, to be cash equivalents. Investments with maturities in excess of three months but less than one year are classified as short-term investments and are stated at cost, net of any unamortized premiums or discounts.

Deferred Processing Costs

Deferred processing costs are stated at the lower of cost or market, with cost determined under the first-in, first-out method. Costs related to allograft bone tissue products and processing are deferred until the allograft bone tissue is released from final quality assurance testing and shipped to customers or processing clients, except for consigned inventory, whose costs are deferred until the allograft bone tissue product is consumed by the customer.

Inventories

Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method. Inventories consist of supplies and raw materials, which principally support the processing of allograft bone tissue, and finished goods, which principally represent Xenograft or synthetic products.

Long-Lived Assets

Impairment – The Company continually monitors events and circumstances that could indicate carrying amounts of long-lived assets, including property, plant, equipment and intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability of long-lived assets, other than goodwill, by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the asset, or discounted estimated future cash flows if fair value is not readily determinable. Goodwill is tested for impairment, based initially on discounted cash flows, on an annual basis as of January 1, and between annual tests if indictors of potential impairment exist.

The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance. Assumptions used in these forecasts are consistent with internal planning. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions.

Property, plant and equipment – Property, plant and equipment are stated at cost. Assets under capital leases are recorded at the lower of the fair market value of the asset or the present value of the future minimum loan payments. Assets subject to asset retirement obligations are recorded at cost plus the initial value, or any appropriate revisions thereof, of the asset retirement obligation. Major renewals and betterments are capitalized while maintenance and repairs are expensed as incurred. Interest, if any, is capitalized in connection with the construction of major facilities. The capitalized interest is recorded as part of the underlying assets and is amortized over each respective asset’s estimated useful life. The cost of assets under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. Depreciation is computed on the straight-line method over the following estimated useful lives of the assets:

Building and improvements	10 to 20 years
Machinery and equipment	5 to 10 years
Computer hardware and software	5 years
Office equipment, furniture and fixtures	5 years
Surgical instrumentation	3 years
When depreciable assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statement of operations.

Goodwill – The Company’s goodwill arose in the acquisition of its French subsidiary, OST Developpement S.A. (“OST”), in 1999 and relates mainly to the Company’s international activities in the sale, distribution and procurement of allograft bone tissue products. No impairment of goodwill has been identified during any of the periods presented.

Other intangible assets – The Company’s other intangible assets, which principally represent patents and patent applications, are recorded as cost. Patents are amortized over their estimated useful lives ranging from five to ten years. Patent application costs will commence amortization upon the grant of the patent or expensed if the application is rejected, withdrawn or abandoned.

Asset Retirement Obligations

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
The Company records an asset retirement obligation (“ARO”) in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations”, and related authoritative pronouncements, when an obligation to retire an asset is determined and reasonably estimatable. The ARO is accrued at its estimated fair value with a corresponding increase in the carrying amount of the related long-lived asset, or if appropriate, a corresponding charge to the results of operations. Subsequently, the ARO is accreted from its current discounted value to its expected future settlement value, and the related capitalized cost is depreciated over the useful life of the related long-lived asset. The ARO is based upon a number of assumptions requiring professional judgment, including expected future settlement values and the credit-adjusted risk free interest rate, and future adjustments of these assumptions may have a material impact on the Company’s results of operations.

Grants

As part of the Company’s efforts to foster the development of new technologies, tissue donations and expansion of tissue supply, the Company may, from time-to-time, provide grants to educational and other organizations. Grants are expensed in marketing, selling and general and administrative expenses in the consolidated statements of operations when the Company makes a fixed and determinable commitment to fund a specific grant. As of December 31, 2006, the Company does not have any grant commitments.

Research and Development

Research and development costs, which principally relate to internal costs for the development of new technologies, processes and products, are expensed as incurred.

Share-Based Awards

As of January 1, 2006 the Company adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires the Company to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors, including employee stock options, restricted stock units (“RSUs”) and certain discounts relating to employee stock purchases under an employee stock purchase plan. SFAS No. 123(R) supersedes Accounting Principal Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), which the Company previously applied for all periods prior to 2006.

Prior to the adoption of SFAS No. 123(R), we accounted for share-based payment awards using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”). Under the intrinsic value method, except for non-cash compensation expense recognized as a result of the change in the terms of certain outstanding options, no share-based compensation expense had been recognized in the Company’s consolidated statements of operations for the periods prior to 2006 because the exercise price of our stock options granted equaled the fair market value

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
of the underlying stock at the date of grant and stock options were issued solely to employees or members of the Board of Directors. In our pro forma disclosures required under SFAS No. 123 for the periods prior to 2006, we estimated forfeitures and in subsequent periods adjusted forfeitures for actual amounts. The Company expenses share-based awards granted to non-employees, in accordance with EITF 96-18, “Accounting for Equity Instruments that Are Issued to Other Than Employees for Acquiring or In Conjunction with Selling Goods or Services.”

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

The fair value of options granted during each of the three years ended December 31, 2006 was estimated on the grant-date using the Black-Scholes Model with the following weighted average assumptions (the estimated fair value of options granted prior to January 1, 2006 were also utilized to prepare the pro-forma information listed below):

	Year ended
Weighted Average Assumptions	2006	2005	2004

Expected holding period (years)	5	5	5
Risk-free interest rate	4.71%	3.99%	3.47%
Volatility factor	75%	70%	82%
Dividend yield	0	0	0
Annual forfeiture rate	3%	3%	3%
Fair value per share at date of grant	$3.25	$1.04	$3.63

The expected holding period was determined based on management’s assessment including the Company’s historical data. Volatility is estimated considering the historical volatility of the Company’s daily common stock price over a period similar to the expected holding period of the option. The risk-free interest rate is based on U.S. Treasury rates appropriate for the expected holding period of the option.

The following table sets forth pro forma net loss and net loss per share data for both basic and diluted net loss per share assuming the adoption of SFAS No. 123(R) for the periods presented:

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

	Year Ended
	2005	2004

Net loss — as reported	$(21,117)	$(5,283)

Stock compensation expense included In net loss — reported	90
Impact on net loss related to share-based employee compensation expense, net of tax in 2004	(2,812)	(1,942)

Net loss — pro forma	$(23,839)	$(7,225)

Loss per share
As reported:
Basic	$(1.23)	$(.31)
Diluted	$(1.23)	$(.31)
Pro Forma:
Basic	$(1.39)	$(.42)
Diluted	$(1.39)	$(.42)

See Note 16 “Stockholders’ Equity” for a more detailed discussion of share-based awards.

Translation of Foreign Currency

In general, assets and liabilities of foreign subsidiaries are translated at rates of exchange in effect at the close of the period, with the resulting translation gains and losses included in accumulated other comprehensive income, which is a separate component of stockholders’ equity. Accumulated other comprehensive income is composed solely of translation gains or losses. Revenues and expenses are translated at the weighted average exchange rates during the period. Foreign currency transaction gains and losses are included in other income (expense).

On July 7, 2005, the Company’s Board of Directors declared $5,500 of intercompany debt between the domestic company and OST to be permanent debt, requiring no principal payments on such intercompany debt for the foreseeable future. As a result, and pursuant to SFAS No. 52, “Foreign Currency Translations”, since July 7, 2005 the Company’s results of operations will not be impacted by the effects of variations in currency exchange rates between the U.S. dollar and the Euro on that portion of the intercompany debt. Foreign currency translation/transaction gains of $272 and $454 were recognized in other income (expense) for the years ended December 31, 2006 and 2004, respectively, and a foreign currency translation/transaction loss of $783 was recognized in other income (expense) for the year ended December 31, 2005, related to the impact of exchange rates between the U.S. dollar and the Euro.

At December 31, 2006, excluding the aforementioned permanent debt, the domestic company was indebted to OST in the amount of $2,089 and this outstanding balance of intercompany debt between the domestic company and OST will continue to be subject to the recognition of variations in currency exchange rates between the U.S. dollar and the Euro, and such variations may have a material impact on the Company’s results of operations, although the

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
impact of such gains and losses should not have any impact on the Company’s consolidated cash flows.

Concentrations of Credit Risk

The Company invests the majority of its excess cash in U.S. Government-backed securities and investment grade commercial paper of major U.S. corporations. The Company does not believe it is exposed to any significant credit risk on its cash equivalents.

The Company provides credit, in the normal course of business, to its clients and customers. In addition, the Company performs on-going evaluations of its clients’ and customers’ financial condition, but generally does not require collateral in support of available credit. The Company maintains an allowance for doubtful accounts and charges actual losses to the allowance when incurred. The Company has one customer, the Musculoskeletal Transplant Foundation (“MTF”), which accounted for 20% and 27% of consolidated revenues in 2006 and 2005, respectively, and 20% of consolidated outstanding accounts receivable as of December 31, 2006 and 2005. In 2004 the Company had two customers who together accounted for 42% of consolidated revenues. In January 2005, one of these major customers, MTF, acquired the assets of the allograft tissue banking operation of the other major customer, the American Red Cross Tissue Services (“ARC”).

Fair Value of Financial Instruments

The carrying value of financial instruments, including short-term investments, accounts receivable, notes receivable, accounts payable and other accrued expenses, approximate their fair values. Short-term investments are designated as available-for-sale, are of investment grade quality securities and are not subject to significant market risk.

Reclassifications

Certain prior year amounts within the financial statements have been reclassified to conform to the 2006 presentation.
3.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return. This guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The provisions of FIN 48 are effective for the Company beginning January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact from adopting FIN 48 on its financial position and results of operations, but it is not expected to have a significant impact.

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
In September 2006, the FASB issued Staff Position Aug Air-1, “Accounting for Planned Major Maintenance Activities” (“AIR-1”). AIR-1 amends APB Opinion No. 28, “Interim Financial Reporting” (“APB 28”), and prohibits the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The Company does have a planned major maintenance activity associated with its annual or semi-annual plant shutdowns. While early application was permitted, the provisions of AIR-1 will be adopted by the Company beginning January 1, 2007. The guidance in the AIR-1 shall be applied retrospectively for all financial statements presented, unless it is impracticable to do so. The Company does not anticipate any impact on its historical annual financial results or financial position from the adoption of AIR-1. The Company does anticipate its historical interim financial results and financial position will be restated, and such restatements may be material, with certain historical interim periods realizing improved earnings with other interim periods realizing reduced earnings.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The provisions of SAB 108 are effective for the Company after November 15, 2006. The Company is not aware of any material error corrections that may be required in our previously published historical financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under a number of other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS No. 157 are effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial position and results of operations, but it is not expected to have a significant effect.
4.	GAINS AND CHARGES

2006 Charges

Litigation Settlement Charge

In December 2006, the Company recorded a charge of $650 related to the settlement of certain litigation brought against it by Marc Burel, a former executive officer. This charge is included in marketing, selling and general and administrative expense in the consolidated statements of operations.

2005 Gains and Charges

Reserves for Obsolescence and Expiration

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
During the second quarter of 2005, the Company increased its reserves for tissue inventories obsolescence and expiration by $790, which was included in cost of revenue in the consolidated statements of operations. This additional reserve was mostly due to a dispute with Bone Bank Allograft (“BBA”), which prevented us from utilizing BBA labeled tissue. In February 2006, the Company and BBA settled this outstanding dispute, the effect of which was not significant.

Severance and Retirement Charges

In 2005, the Company entered into retirement agreements with Richard W. Bauer, the Company’s former Chief Executive Officer, and Michael J. Jeffries, the Company’s former Executive Vice President, Chief Financial Officer and Secretary. Messrs. Bauer and Jeffries retired from the Company on December 31, 2005. In addition, in November 2005 certain employees were either terminated or resigned from the Company. In 2005, the Company recorded charges of $1,950 in marketing, selling and general and administrative expenses in the consolidated statements of operations related to these events, including non-cash charges of $90 related to amendments of certain stock option agreements.

Unsolicited Takeover Attempt and Investment Banking Fees

On June 30, 2005, MTF made an unsolicited offer to acquire the Company. In response to the unsolicited offer, the Company’s Board of Directors considered the proposed offer and informed MTF on August 30, 2005 that the proposal was inadequate and not in the best interest of the Company’s shareholders. MTF, in a letter to the Company dated October 17, 2005, withdrew its offer. In 2005, as a result of the unsolicited takeover attempt by MTF, the Company incurred professional fees for financial, legal and other advisory services of approximately $1,906, which is included in marketing, selling and general and administrative expenses in the consolidated statements of operations. In December 2005, the Company terminated an agreement with its investment banker for advisory services, which required the payment of all amounts still outstanding under the agreement of $800.

2004 Gains and Charges

Gain/Provision for Metal Spinal Implant Systems

As a result of an assessment of its metal spinal implant business in the first quarter of 2004, the Company announced that it would cease marketing and distributing all metal spinal implant product lines by the end of the second quarter of 2004. In the first quarter of 2004, the Company recorded a charge of $1,998 to cost of revenue in the consolidated statements of operations to reduce metal spinal implant inventory and instrumentation to estimated net realizable value. The Company ceased distribution of all metal spinal implant product lines in June 2004.

In the third quarter of 2004, the Company settled its litigation with Alphatec Manufacturing, Inc. (“Alphatec”) for $600 and the return to Alphatec of all inventory held by the Company that was manufactured by Alphatec. In 2002, the Company had recorded a provision of $1,079 for the penalty associated with the expected shortfall under the purchase commitment for year two of the distribution agreement. In 2002 and the first quarter of 2004, the

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Company had previously fully reserved all of the Alphatec metal spinal implant inventory. As a result of the settlement, the Company reversed the excess purchase commitment reserve of $479, which is reflected in cost of revenue in the consolidated statements of operations.

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

Severance – Sales and Marketing Reorganization

In the first quarter of 2004, the Company reorganized its sales and marketing departments. As a result, the Company recorded a pre-tax charge in marketing, selling general and administrative expenses in the consolidated statements of operations of $650, principally for the severance costs associated with the departure of the executive officer responsible for these areas and two other employees.

Long-Lived Asset Impairment

Throughout 2004, the Company utilized the processing environment in its former processing facility in Shrewsbury (the “Shrewsbury Facility”) to perform certain aspects related to its allograft tissue processing operation. This processing environment was also utilized as a back up for the Company’s current processing operation in Eatontown (the “Eatontown Facility”). In December 2004, the processing activities performed in the Shrewsbury Facility were either moved to the Eatontown Facility or were determined to no longer be utilized in the processing of allograft bone tissue. As a result of this action and due to the high cost associated with maintaining the processing environment in the Shrewsbury Facility, the Company decided to shutdown this processing environment. The Company assessed its ability to recover the remaining investment in the processing environment in the Shrewsbury Facility, and in December 2004, with the approval of the Company’s Board of Directors, the Company determined there was an impairment of the assets associated with the Shrewsbury Facility processing environment. As a result of this assessment and resulting impairment, the Company will dismantle and dispose of this processing environment. In the fourth quarter of 2004, the Company recorded a non-cash pre-tax charge of $4,353 related to the remaining net book value associated with this processing environment and recorded a charge for an asset retirement obligation of $1,500 related to the estimated costs to dismantle and dispose of these assets. Both charges are reflected in cost of revenue in the consolidated statements of operations. See Note 12, “Asset Retirement Obligations”, for a reassessment of this asset retirement obligation.

5.	DEFERRED PROCESSING COSTS

Deferred processing costs consist of the following at December 31:

	2006	2005

Unprocessed donor tissue	$11,957	$8,896
Tissue in process	5,533	4,621
Implantable donor tissue	11,577	15,288

	$29,067	$28,805

Unprocessed donor tissue represents the value of such allograft bone tissue expected to be processed by the Company during the next twelve months. Unprocessed donor tissue expected to be processed in periods subsequent to one year of $2,540 and $3,378 at December 31, 2006 and 2005, respectively, was reflected in other assets.
6.	INVENTORIES

Inventories consist of the following at December 31:

	2006	2005

Supplies	$187	$194
Raw materials	489	813
Finished goods	329	271

	$1,005	$1,278

7.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following at December 31:

	2006	2005

Income tax receivable	$280	$521
Receivable from patent litigation settlement	1,000	1,000
Other	1,515	1,917

	$2,795	$3,438

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
8.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at December 31:

	2006	2005

Property under capital lease	$18,564	$18,685
Machinery and equipment	38,288	38,556
Computer hardware and software	4,152	5,483
Office equipment, furniture and fixtures	6,357	6,222
Spinal instruments	2,366	2,083
Leasehold improvements	6,883	6,822
Construction in progress	308	179

	76,918	78,030

Less accumulated depreciation and amortization	(40,578)	(38,068)

	$36,340	$39,962

On August 8, 2005, the Company completed the sale of its principal processing facility located in Eatontown, New Jersey to an unrelated third party for $16,500 in cash. The Company also entered into an agreement to lease back the processing facility. The lease agreement is for an initial term of 20 years with two five-year renewal options at the Company’s election. Lease payments will be $2,326 annually for the first seven years of the agreement, $1,460 annually for years eight through twelve, an annual rental rate to be determined at the time with a minimum rate of $1,460 and a maximum annual rate of $1,533 for years thirteen through seventeen, and thereafter at an annual rental rate to be determined at the time with a minimum rate equal to the actual rental rate in year seventeen and a maximum annual rate of $1,610 for years eighteen through twenty. The Company retained ownership of all property and equipment, including improvements, directly related to the operation of the Company’s business. The transaction has been recorded as a capital lease, with the resulting gain of approximately $3,660 from the sale of the facility deferred and amortized in proportion to the amortization of the leased assets. The deferred gain is reflected as a component of long-term liabilities in the accompanying consolidated balance sheets. Amortization of the deferred gain is included as a component of depreciation and amortization in the consolidated statements of operations and was $184 and $72 for the years ended December 31, 2006 and 2005, respectively.

The Company utilized a portion of the proceeds from the sale of the processing facility to repay all outstanding bank debt as of August 8, 2005, of $10,963. All remaining proceeds of approximately $5,323, net of transaction costs of approximately $214, arising from this transaction were utilized for general corporate purposes.

Maintenance and repairs expense for the years ended December 31, 2006, 2005 and 2004, was $2,125, $2,350 and $2,590, respectively. Depreciation and amortization expense related to property, plant and equipment, including property under capital lease, for the years ended December 31, 2006, 2005 and 2004 was $5,665, $5,398 and $7,232, respectively.

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
9.	OTHER ASSETS

Other assets consist of the following at December 31:

	2006	2005

Issued patents — at cost	$1,648	$1,562
Less accumulated amortization	(1,264)	(1,208)

	384	354

Patent applications pending	1,313	1,298
Unprocessed donor tissue to be distributed by the Company (expected to be processed after one year)	2,540	3,378
Long-term portion of receivable from patent litigation settlement	1,000	2,000
Other	467	477

	$5,704	$7,507

Patent application costs aggregating $197 in 2006, $256 in 2005 and $715 in 2004 have been charged to marketing, selling and general and administrative expense in the consolidated statements of operations since the related patent applications have been withdrawn or abandoned. Amortization expense for issued patents was $157, $140 and $396 for the years ended December 31, 2006, 2005 and 2004, respectively, and is included in marketing, selling and general and administrative expense in the consolidated statements of operations. Amortization expense for the next five years is: $136 in 2007, $107 in 2008, $73 in 2009, $58 in 2010 and $10 in 2011.

The receivable from patent litigation settlement, including the portion shown as other current assets, relates to a 2003 settlement of certain patent litigation and is collateralized by a letter of credit.
10.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following at December 31:

	2006	2005

Trade accounts payable	$2,465	$3,447
Accrued tissue recovery fees	5,358	5,123
Accrued compensation	1,968	613
Accrued professional fees	1,812	1,869
Accrued commissions payable to non-employees	1,001	1,227
Amounts due under retirement/severance agreements	847	1,219
Asset retirement obligation		726
Other accrued liabilities	2,410	2,096

	$15,861	$16,320

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
11.	LEASING TRANSACTIONS

The Company leases office and production facilities, including the Company’s principal processing facility and executive offices, and equipment under various lease agreements, which have non-cancelable terms expiring at various intervals through August 2025. Most of the leases for office and production facilities include renewal provisions at the Company’s option. Additionally, certain of the leases contain fair value purchase options.

Future minimum capital and operating lease payments at December 31, 2006 are as follows:

		Operating
	Capital Lease	Leases

2007	$2,326	$1,548
2008	2,326	1,406
2009	2,326	256
2010	2,326	98
2011	2,326	4
Thereafter	20,459

Total minimum lease payments	32,089	$3,312

Less interest portion of payments	(16,486)

Present value of future minimum lease payments	15,603
Current maturities of capital lease obligation	(727)

Capital lease obligation	$14,876

Rental expense was $1,504, $1,399 and $1,386 for the years ended December 31, 2006, 2005, and 2004, respectively.
12.	ASSET RETIREMENT OBLIGATIONS

The Company has two ARO’s related to the estimated costs associated with deconstructing the Company’s processing environments housed in leased facilities. The first ARO was established in December 2004 concurrent with the impairment of the Company’s former processing environment at an initial amount of $1,500. In 2005, the Company performed and completed an updated assessment of this ARO based on currently available information and costs, which resulted in an increase of $420 in the expected costs to deconstruct and refurbish this facility. A similar assessment performed in 2006 resulted in an additional increase of $41. Accordingly, the Company recorded a charge in cost of revenue in the consolidated statements of operations in 2005 and 2006 to increase the value of this ARO and, after giving effect to expenditures of $23 in 2006, the balance of the ARO is $1,938 at December 31, 2006. The Company currently does not intend to begin the deconstruction and refurbishment of the facility related to this ARO before 2008. Accordingly, the liability related to this ARO has been reclassified as a long-term liability at December 31, 2006.

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
The second ARO was established in August 2005 concurrent with the sale and leaseback of the Company’s current processing facility. The initial value of the ARO, which was recorded as a long-term liability, was approximately $1,339. The related capitalized cost was included in property, plant and equipment and is being amortized over the initial term of the lease. In 2005, the Company performed and completed an updated assessment of this ARO based on currently available information and costs. As a result of this updated assessment, the Company recorded an additional value for this ARO of $846. A similar assessment performed in 2006 resulted in a reduction in this ARO of $135. The 2005 and 2006 changes in the value of the ARO was reflected as an increase or decrease in the ARO included in long-term liabilities with a corresponding increase or decrease in the related capitalized cost included in property, plant and equipment, which is being amortized over the remaining life of the lease. The value of the ARO as of December 31, 2006 of $2,264 is being accreted to its estimated settlement value of approximately $9,538 over the remaining lease term. Accretion expense recorded in 2006 and 2005 related to this ARO was $175 and $39, respectively, and is included in cost of revenue in the consolidated statements of operations.

13.	OTHER LIABILITIES

Other liabilities consist of the following at December 31:

	2006	2005

Deferred gain on the sale of facility	$3,404	$3,588
Asset retirement obligations	4,202	3,418
Amounts due under retirement/severance agreements	110	683

	$7,716	$7,689

14.	INCOME TAXES

The income tax benefit for the year ended December 31 is summarized as follows:

	2006		2005	2004

Current:
Federal	$		$(362)	$(3,433)
Foreign			(209)	254
State		(58)	68	308

		(58)	(503)	(2,871)

Deferred:
Federal			(20)	287
Foreign			8	63
State				1,674

			(12)	2,024

Income tax benefit		$(58)	$(515)	$(847)

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)

	2006	2005	2004

Income (loss) before income taxes:
United States	$1,790	$(19,568)	$(7,065)
International	59	(2,064)	935

	$1,849	$(21,632)	$(6,130)

The difference between the income tax benefit and the expected tax which would result from the use of the federal statutory income tax rate is as follows:

	2006	2005	2004

Computed tax at statutory Federal rate	$629	$(7,355)	$(2,084)
Release of prior year tax liability			(203)
State income taxes, net of Federal benefit	(58)	(1,453)	(480)
Previously reserved deferred tax assets	(659)
Foreign income taxes	(20)	192	173
Valuation allowance — Federal		6,597
Valuation allowance — State		1,498	1,788
Other, including permanent items	50	6	(41)

Income tax benefit	$(58)	$(515)	$(847)

In 2006, the Company provided an income tax benefit primarily due to the reversal of certain domestic state tax reserves, which were no longer required, partially offset by provisions for 2006 minimum state income taxes. No provision for federal or foreign taxes has been recorded due to the availability of prior year net operating loss carryforwards, which carry a full valuation allowance, or due to recognizing a current year taxable loss.

In 2005, the Company provided a benefit for income taxes primarily for its ability to carryback current year losses to prior tax years and obtain refunds and a non-cash charge to establish a valuation allowance for all domestic and foreign deferred tax assets.

In 2004, the Company provided a benefit for income taxes related mainly to losses in its domestic operations, mostly offset by a provision for income taxes for the French subsidiary and a non-cash charge to establish a valuation allowance for domestic state deferred tax assets.

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
     The components of the deferred tax assets and deferred tax liabilities at December 31 are as follows:

	2006	2005

Deferred Tax Assets:
Net operating loss carry forwards:
Federal	$5,448	$5,439
Foreign	313	2,157
State	3,405	3,512
Tax credits:
Federal	54	20
State	949	1,055
Inventory reserves	1,220	1,518
Asset retirement obligation	853	853
Deferred gain on the sale of facility	1,516	1,595
Other	636	1,973

	14,394	18,122
Less valuation allowance	(11,270)	(13,782)

Deferred tax assets	3,124	4,340

Deferred Tax Liabilities:
Depreciation	2,975	3,606
Other	149	734

Deferred tax liabilities	3,124	4,340

Net deferred tax asset (liability)	$—	$—

In 2006 and 2005 the Company evaluated the continuing need for valuation allowances for its domestic and foreign deferred tax assets in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. The Company has determined, based on its assessment, that there is not sufficient positive evidence to support the reversal of such valuation allowances due to continued losses for tax purposes. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support the reversal of such valuation allowances. The Company will continue to assess the need to maintain existing valuation allowances or to record additional allowances based on facts and circumstances in each future period.

At December 31, 2006, the Company had aggregate federal net operating loss carryforwards and federal research and development credits of $16,024 and $54, respectively, which expire in 2025 and 2026. At December 31, 2006, the Company has state net operating loss carryforwards of $32,555. State net operating loss carryforwards, which primarily offset New Jersey taxable income, expire in varying amounts beginning in 2010 through 2013. In addition, the Company has state research and development, manufacturing and other credits of $949, primarily to offset New Jersey income taxes, which expire in varying amounts beginning in 2007 through 2013. Foreign net operating loss carryforwards aggregate $1,219 and expire in varying amounts beginning in 2008. The Company’s international subsidiaries have generated cumulative operating losses. The Company has provided valuation allowances for all of these net operating loss carryforwards and credits due to the uncertainty of realizing future tax benefits from these tax attributes. In 2006, the Company wrote-off

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
certain of its foreign net operating loss carryforwards of $5,934 related to its inactive subsidiaries in the Netherlands. These foreign net operating loss carryforwards carried a full valuation allowance.

15.	COMMITMENTS AND CONTINGENCIES

Processing and Tissue Supply Agreements

The Company processes allograft bone tissue for domestic and international clients and provides these processing services pursuant to long-term service agreements. The Company’s agreements with its clients generally provide for cross-indemnification against liability arising out of performance of the agreements.

The Company has two agreements with MTF. Under these two agreements, MTF currently provides a substantial portion of the allograft bone tissue that the Company processes. The first agreement, which was entered into in June 2002, expires on December 31, 2008 (the “2002 Agreement”). The second agreement, which was entered into in December 2004, expires on December 31, 2007 (the “2004 Agreement”), and provides for one additional one-year renewal term if certain conditions contained in the agreement are met.

The 2002 Agreement provides for MTF to supply a maximum number of donors for processing into MTF labeled traditional tissue and MTF labeled Grafton® DBM, which is distributed and invoiced to hospitals and surgeons by MTF. The Company charges MTF a processing fee for its services in processing donors into MTF labeled tissue grafts. Under the 2002 Agreement, the number of donors to be provided by MTF is subject to a quarterly adjustment, either upward or downward but in no event in excess of the contractual maximum, as determined based on an average yield target per donor for MTF labeled Grafton® DBM. MTF provided 36% of the contractual maximum in 2006.

Under the 2002 Agreement, MTF also supplies the Company with a specific number of donors, which are processed into Osteotech and private labeled allograft bone tissue grafts. The Company reimburses MTF for services related to donor recovery and donor eligibility. The tissue grafts processed from these donors are distributed by the Company, or in the case of private label tissue grafts by Smith & Nephew. The Company will continue to receive donors under the 2002 Agreement until the termination of the agreement in December 2008. The Company will process these donors into allograft bone tissue grafts or will utilize these donors to augment unprocessed donor tissue inventory. The Company expects to reimburse MTF a minimum of approximately $6,800 and $6,300 in 2007 and 2008, respectively, for MTF’s donor recovery and donor eligibility services related to the donors the Company will receive from MTF.

The 2004 Agreement provides for MTF to supply a maximum number of donors for processing into MTF labeled traditional tissue and Osteotech labeled Grafton® DBM and Graftech® Bio-implants. The Company charges MTF a processing fee for its services in processing these donors into traditional tissue and the Company reimburses MTF for its

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
services related to donor recovery and donor eligibility for the allograft bone tissue that is utilized for Grafton® DBM and Graftech® Bio-implants. Under the 2004 Agreement, the number of donors to be provided by MTF is subject to a quarterly adjustment, either upward or downward but in no event in excess of the contractual maximum, as determined based on an average yield target per donor. The 2004 Agreement will automatically renew for one additional one-year term if the Company processes an average of 25 donors per month for the first six months of the calendar year prior to expiration of the then current term. In 2006, MTF provided 93% of the contractual maximum. The Company anticipates that it will process a sufficient number of donors in the first six months of 2007 for the 2004 Agreement to automatically renew for 2008.

The Company entered into a five-year agreement with Community Tissue Services (“CTS”) in February 2006. Pursuant to the agreement, CTS will recover donors, evaluate donor eligibility and supply the Company with cortical shafts from a minimum number of donors per month. Under the terms of the agreement, the Company may request to receive allograft bone tissue in excess of the contractual minimum, which CTS may supply if such additional tissue is available. The agreement will automatically renew for successive two-year terms unless either party notifies the other party in writing six months prior to renewal. The agreement with CTS was amended in February 2007 to increase the minimum number of cortical shafts the Company would receive per month. The Company expects to reimburse CTS approximately $2.9 million in 2007 and $3.2 million annually thereafter for donor recovery and donor eligibility services related to the cortical shafts the Company will receive under the agreement.

Retirement Agreements

In 2005, the Company entered into retirement agreements with Richard W. Bauer, the Company’s former Chief Executive Officer, and Michael J. Jeffries, the Company’s former Executive Vice President, Chief Financial Officer and Secretary. Messrs. Bauer and Jeffries retired from the Company on December 31, 2005.

Pursuant to Mr. Bauer’s retirement agreement, Mr. Bauer is entitled to (i) payments equal to 24 months of his gross base salary, (ii) a transition payment in the amount of $47, (iii) compensation corresponding to all unused vacation pay accrued as of the date of his retirement, (iv) payment of premiums for medical, dental and life insurance coverage, consistent with past practice through December 31, 2007 and (v) payment of all COBRA premiums commencing on January 1, 2008 through the earlier of (a) such time as Mr. Bauer is eligible to receive Medicare benefits or (b) June 30, 2009.

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

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
All 2006 required payments were made under these two retirement agreements.

In addition, all outstanding stock options granted to Messrs. Bauer and Jeffries shall remain exercisable through the original expiration dates of the option agreements pursuant to which they were granted. Messrs. Bauer and Jeffries and the Company mutually agreed to release each other from any claims or liabilities arising out of their employment or retirement. Messrs. Bauer and Jeffries will also be subject to certain non-competition covenants through December 31, 2007 and March 31, 2007, respectively.

The aggregate value of Messrs. Bauer and Jeffries retirement agreements is $924 and $415, respectively, and has been included in marketing, selling and general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2005. Payments under the retirement agreements aggregated $794 in 2006 and will aggregate $545 in 2007.

Litigation

Kment and Filan v. Osteotech Inc.

In May 2006, the Company was served with a complaint in an action brought by plaintiffs Karl Anthony Kment and Marie Filan in the United States District Court, District of Oregon. The complaint alleges that plaintiffs suffered post-operative injuries in conjunction with failed cervical fusions resulting from defective Graftech® Bio-implants that were surgically implanted in plaintiffs in October 2004. Plaintiffs assert personal injury claims for negligence and strict products liability. Plaintiffs allege economic damages of not less than $80 each and non-economic damages of $1,000 each, and thus together seek damages totaling at least $2,160. The Company served an answer to the complaint on July 5, 2006. On February 14, 2007, we filed a motion of summary judgment on plaintiffs’ strict products liability claims. Discovery in this action is in progress. The Company maintains a product liability insurance policy and the insurance company is defending the Company in this action. The Company believes the claims made against it in this action are without merit and will vigorously defend against such claims.

William D. Burge v. Springhill Hospitals, Inc., et al.

In January, 2005, the Company was served with a complaint in an action brought by plaintiff William D. Burge in the Circuit Court for Mobile County, Alabama against several defendants, including the Company. In November 2006, the Company’s request for summary judgment was granted and the Company was dismissed from this action.

Burel v. Osteotech, Inc. and Richard W. Bauer, Chief Executive Officer of Osteotech, Inc.

In 2004, Marc Burel, a former executive officer, named the Company and Mr. Bauer, our former Chief Executive Officer, in an action pending in New Jersey Superior Court. In December 2006, the parties settled this action, subject to the completion of formal documentation, for the payment by the Company of $650 to Mr. Burel. Final documentation

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
for dismissal of this action has been signed by all parties and was completed in February 2007. The obligation for this settlement was accrued at December 31, 2006 and is included in marketing, selling and general and administrative expenses in the 2006 consolidated statement of operations.

Osteotech v. Regeneration Technologies, Inc.

In September 2006, the Company filed a complaint against Regeneration Technologies, Inc. (“RTI”) in the United States District Court for the District of New Jersey, alleging that RTI’s BioCleanse® Tissue Sterilization Process infringes the Company’s U.S. Patent No. 5,333,626. The Company served the complaint on November 16, 2006. RTI filed an Answer and Counterclaim on January 5, 2007, denying infringement, and seeking a declaratory judgment that the Company’s patent is not infringed, is invalid, and is unenforceable due to the laches, waiver, and/or estoppel. The Company filed a Reply on January 23, 2007, denying the allegations in RTI’s Counterclaim. Discovery has not yet begun in this action.

Scotty Foster and Linda Foster v. Osteotech

On December 13, 2006, plaintiffs Scotty and Linda Foster sued several defendants, including Dr. Patrick Chan and the Company, in the Circuit Court of White County, Arkansas. Plaintiffs allege that Dr. Chan performed unnecessary and inappropriate surgical procedures on Scotty Foster, that Dr. Chan used products from the Company in the procedures, that the Company gave or allowed kick backs and bribes, and that the Company conspired to split commissions for sales generated by Dr. Chan’s surgeries. Based on these allegations, plaintiffs assert claims for negligent supervision, negligence, intentional wrongdoing, and the tort of outrage. Plaintiffs filed an amended complaint containing the same allegations on January 22, 2007. Plaintiffs seek unspecified damages. The Company is investigating the allegations and must answer or otherwise respond to the complaint by April 2, 2007.

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

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
16.	STOCKHOLDERS’ EQUITY

Preferred Stock

The authorized capital of the Company includes 5,000,000 shares of Preferred Stock, the rights and provisions of which will be determined by the Board of Directors at the time any such shares are issued, if at all. No shares of Preferred Stock were issued or outstanding at any time during 2006, 2005 or 2004.

Stock Compensation Plan

The Company’s stock compensation plan (the “2000 Stock Plan”), as amended, authorizes the grant of up to 2,250,000 shares of the Company’s common stock in the form of incentive stock options, non-qualified stock options or other stock-based awards to eligible employees, directors, consultants and others with a business relationship with the Company. Incentive stock options may be granted at prices not less than 100% of the fair market value on the date of grant. Non-qualified stock options, restricted stock units (“RSUs”) and other share-based awards may be granted at the discretion of the Compensation Committee of the Board of Directors under terms and conditions as determined by the Compensation Committee. Options and RSUs issued pursuant to the 2000 Stock Plan typically have terms requiring vesting ratable over four years, although options or RSUs issued to non-employee directors vest in one year and options or RSUs issued to consultants and others vest in six months to two years. Certain RSUs granted to consultants and others require additional service over the vesting period. The fair value of such grants will be determined upon completion of the required service period. The incremental change in fair value, from the date of grant, is included in marketing, selling and general and administrative expenses in the Company’s consolidated statements of operations. The vesting period or adjusted vesting period may also be determined by the Company’s Compensation Committee or Board of Directors. The vesting term of options issued during the year ended December 31, 2006 had ratable vesting over four years and vesting terms of RSUs issued in the year ended December 31, 2006 had ratable vesting over six months to four years. All share-based awards have a maximum contractual term of 10 years. The Company settles all share-based compensation awards with newly issued shares. The 2000 Stock Plan replaced prior plans, except to the extent that options issued under the prior plans continue to remain outstanding.

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Share-Based Awards

The adoption of SFAS No. 123(R) effective January 1, 2006 requires us to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors, including employee stock options, RSUs and employee stock purchases under an employee stock purchase plan. SFAS No. 123(R) supersedes APB No. 25, which we previously applied for all periods prior to 2006.

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires application of the accounting standard as of January 1, 2006, and the consolidated financial statements for 2006 reflect such impact. In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS No. 123(R).

In 2005 and 2004, the Company’s Board of Directors initiated several actions to accelerate the vesting of certain outstanding stock options including those held by former officers of the Company. As a result, options representing 1,271,102 shares of common stock were vested and the non-cash compensation expense related to these stock options was reflected in our proforma disclosures required under SFAS No. 123. There was no non-cash compensation expense related to these stock options in 2006 nor will there be in any future period. For the year ended December 31, 2006, we recognized a non-cash compensation expense in the consolidated statement of operations of $314 in connection with the issuance of share-based awards. Non-cash share-based compensation for the year ended December 31, 2006 resulted in no tax benefit to the Company as a result of the Company’s providing a full valuation reserve on deferred tax assets. At December 31, 2006, the unrecorded non-cash fair value based compensation with respect to nonvested share-based awards was $611 and the weighted average period over which that compensation will be charged to operations is 2.2 years.

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards issued in the form of stock options on the date of grant using an option-pricing model. RSUs are valued at the fair value of the underlying common stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service period. The Company estimated at the adoption of SFAS No. 123(R) the value of an additional paid-in capital pool for tax impacts related to employee share-based compensation awards for which compensation costs were reflected in our pro forma disclosures required under SFAS No. 123 to be approximately $4.0 million. Although not recorded in the financial statements, this pool (a hypothetical credit in paid-in capital) can be utilized to charge tax expense (recorded as deferred tax assets) which are ultimately not realizable when stock options are exercised or expire. As the Company presently has valuation allowances related to its deferred tax assets, the use of the hypothetical pool could not occur until such valuation reserve has been eliminated.

Share-based compensation expense recognized in our consolidated statement of operations for the year ended December 31, 2006 included compensation expense for share-based

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
payment awards granted prior to, but not yet vested as of January 1, 2006, as well as compensation expense for the share-based payment awards granted subsequent to January 1, 2006. Such share-based compensation expense determined utilizing the grant date fair value based on awards ultimately expected to vest, and therefore has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates. The Company recognizes the compensation cost of all share-based payment awards on a straight-line basis over the vesting period of the individual award.

Prior to the adoption of SFAS No. 123(R), we accounted for share-based payment awards using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123. Under the intrinsic value method, except for non-cash compensation expense recognized as a result of the change in the terms of certain outstanding options ($90 for the year ended December 31, 2005), no share-based compensation expense had been recognized in our consolidated statements of operations for periods prior to 2006 because the exercise price of our stock options granted equaled the fair market value of the underlying stock at the date of grant and the stock options were issued solely to employees or members of the Company’s Board of Directors. In our pro forma disclosures required under SFAS No. 123 for the periods prior to 2006, we estimated forfeitures and in subsequent periods adjusted forfeitures for actual amounts.

Stock option activity for the years 2006, 2005 and 2004 is as follows:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at January 1,	2,937,062	$8.03	2,889,987	$8.39	2,499,762	$9.10
Granted	45,000	5.02	427,900	4.07	694,850	5.41
Exercised	(109,875)	3.97	(47,575)	3.84	(22,875)	4.35
Cancelled or expired	(285,062)	6.12	(333,250)	6.75	(281,750)	7.62

Outstanding at December 31,	2,587,125	$8.35	2,937,062	$8.03	2,889,987	$8.39

Exercisable at December 31,	2,504,625	$8.48	2,752,062	$8.32	2,450,137	$9.02

Available for grant at December 31,	265,725		263,625		580,150

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
The following table summarizes information concerning nonvested option transactions for the year ended December 31, 2006:

		Weighted Average
		Grant Date
Nonvested Options	Shares	Fair Value

Nonvested at January 1, 2006	185,000	$2.31
Granted	45,000	$3.25
Vested	(110,000)	$2.20
Forfeited	(37,500)	$2.29

Nonvested at December 31, 2006	82,500	$2.99

At December 31, 2006, the aggregate intrinsic value of options outstanding and options exercisable was $1,111 and $1,016, respectively. The weighted average remaining contractual term of options outstanding and options exercisable at December 31, 2006 was 4.7 years and 4.6 years, respectively. The aggregate intrinsic value represents the total pre-tax value, based on the Company’s average stock price as of December 31, 2006, which would have been received by the option holders had they exercised their in-the-money options as of that date. The intrinsic value of options exercised for the years ended December 31, 2006, 2005 and 2004, respectively, was $110, $17 and $57.

The following table summarizes information concerning RSU transactions for the year ended December 31, 2006:

		Weighted
		Average Grant
	Restricted Stock	Date Fair Value
	Units	Per Share

Outstanding at January 1, 2006	—	—
Granted	124,900	$4.81
Vested	—	—
Forfeited	(5,000)	$3.93

Outstanding at December 31, 2006	119,900	$4.85

Unvested at December 31, 2006	119,900	$4.85

Stock Purchase Plan

The Company’s employee stock purchase plan (the “1994 Purchase Plan”) provides for the issuance of up to 575,000 shares of Common Stock. Eligible employees may purchase shares of the Company’s Common Stock through payroll deductions of 1% to 7 1/2% of annual compensation. The purchase price for the stock is 85% of the fair market value of the stock on the last day of each calendar quarter. The 1994 Purchase Plan expires on July 1, 2009. At December 31, 2006, 104,072 shares were available for future offerings under this plan. Non-cash compensation expense related to the issuance of shares under this plan was not material to the consolidated statements of operations.

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Stockholder Rights Agreement

In May 2005, the Executive Committee of the Board of Directors approved the execution of an amended and restated rights agreement (the “Amended and Restated Rights Agreement”), which amended and restated the rights agreement, dated as of February 1, 1996, between the Company and Registrar and Transfer Company, as rights agent, as amended by Amendment No. 1 thereto dated March 25, 1999 (the “Original Rights Agreement”). The Original Rights Agreement granted a dividend of one preferred stock purchase right (the “Right”) for each outstanding share of common stock. The Amended and Restated Rights Agreement eliminated the provisions in the Original Rights Agreement that limited the authority of the Board of Directors to take action under certain circumstances, unless such actions were approved by the Continuing Directors, as such term was defined in the Original Rights Agreement. Upon the occurrence of certain events, each Right entitles the stockholder to purchase from the Company one one-hundredth of a preferred share at a price of $170.00 per one one-hundredth of a preferred share, subject to adjustment. The Rights will not be exercisable or separable from the common shares until ten business days after a person or group acquires or tenders for 20% or more of the Company’s outstanding common shares (“triggering event”). The Amended and Restated Rights Agreement also provides that, after a triggering event occurs, the Rights convert into a Right to buy common stock and entitle its holder to receive upon exercise that number of common shares having a market value of two times the exercise price of the Right. In the event the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to receive upon exercise of the Right, at the Right’s then current exercise price, that number of the acquiring company’s common shares having a market value of two times the exercise price of the Right. The Company is entitled to redeem the Rights at a price of $.01 per Right at any time prior to their becoming exercisable, and the Rights expire on March 31, 2009. The Amended and Restated Rights Agreement was adopted to maximize the value of all stockholders’ ownership interest in the Company by establishing a deterrent to abusive takeover tactics sometimes used in challenges for corporate control.

17.	SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2006	2005	2004

Cash paid (refunded) during the year for taxes	$106	$(2,791)	$1,324
Cash paid during the year for interest	$1,671	$1,108	$537
Noncash financing and investing activities:
Assets obtained by capital lease		$16,500
Asset retirement obligation	$(135)	$2,185

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
18.	EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:

	Year Ended
	2006	2005	2004

Net income (loss) available to common stockholders	$1,907	$(21,117)	$(5,283)

Denominator for basic earnings (loss) per share, weighted average common shares outstanding	17,298,352	17,195,868	17,146,127
Effect of dilutive securities:
Restricted stock units	24,763
Stock options after application of treasury stock method	76,604

Denominator for diluted income (loss) per share	17,399,719	17,195,868	17,146,127

Basic earnings (loss) per share	$.11	$(1.23)	$(.31)

Diluted earnings (loss) per share	$.11	$(1.23)	$(.31)

For 2006, 2005 and 2004, outstanding options to purchase 2,072,175, 2,937,062 and 2,889,987 shares, respectively, of common stock were not included in the computation of diluted earnings per share primarily because the options’ exercise prices were greater than the average market price of the common stock and, therefore, the effect would be antidilutive.

19.	OPERATING SEGMENTS

Effective December 31, 2006, the Company has re-aligned its operating segments to be more reflective of its expected future business strategies, technology and product development activities and distribution efforts. In assessing the re-alignment of the Company’s operating segments, it considered the current and future business opportunities, current and future products and technologies, the markets in which it sells, and the revenue and cost make-ups of the previous business segments. The development of the new business segments included assessments made by senior management as well as a review process with the Board of Directors. The new operating segments are:
•	Demineralized Bone Matrix (DBM);

•	Traditional Tissue;

•	Spinal Allograft;

•	Hybrid/Synthetic; and

•	Client Services.

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
In addition to the re-alignment of the operating segments detailed above, the Company has created a Corporate Segment. The Corporate Segment will include the costs associated with general and administrative, regulatory, and research and development activities.

Any product not falling within the segments listed above are aggregated under the category of “other”. Primarily, the only product included in “other” is a line of Xenograft bone tissue products, which the Company processes, markets and distributes, primarily in Europe, Asia and the Middle East and, through June 30, 2004, metal spinal implant products. These Xenograft bone tissue products are utilized as bone graft substitutes. The Company does not generate information about assets for its segments, and accordingly no asset information is presented.

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
19.	OPERATING SEGMENTS (continued)

Summarized financial information concerning the Company’s re-aligned segments is shown in the following table.

	Year Ended December 31,
	2006	2005	2004

Revenues:
DBM	$57,493	$52,704	$46,148
Traditional Tissue	16,955	11,676	6,163
Spinal Allografts	13,795	16,960	20,001
Hybrid/Synthetics	1,270	—	—
Client Services	9,128	11,277	13,373
Other	600	690	2,892

	$99,241	$93,307	$88,577

Operating income (loss):
DBM	$16,305	$15,386	$13,170
Traditional Tissue	5,888	228	(1,123)
Spinal Allografts	1,819	(7,992)	933
Hybrid/Synthetics	(717)	(116)	—
Client Services	4,240	1,195	1,154
Other	45	252	(423)
Corporate	(25,233)	(29,021)	(20,341)

	$2,347	$(20,068)	$(6,630)

Depreciation and amortization:
DBM	$3,270	$2,585	$2,348
Traditional Tissue	417	171	382
Spinal Allografts	579	1,071	1,258
Hybrid/Synthetics	64	—	—
Client Services	502	907	2,316
Other	41	26	225
Corporate	1,165	962	1,814

	$6,038	$5,722	$8,343

Financial information by geographic area is summarized as follows:

	United States	International	Consolidated

Revenues
2006	$82,587	$16,654	$99,241
2005	79,957	13,350	93,307
2004	77,317	11,260	88,577

Long-lived Assets
2006	$35,342	$998	$36,340
2005	38,940	1,022	39,962
2004	36,165	1,282	37,447

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
In 2006 and 2005, the Company has one customer, MTF, which accounted for $19,358 or 20% and $24,984 or 27%, respectively, of consolidated revenues. In 2004, MTF accounted for $18,270 or 21% of consolidated revenues. In 2004, ARC accounted for $18,365 or 21% of consolidated revenues. In January 2005, MTF acquired the assets of the allograft tissue banking operation of ARC.

In 2006, 2005 and 2004, no revenue from any one country, other than the United States, exceeded 10% of consolidated revenues.

20.	RETIREMENT BENEFITS

The Company has a 401(k) plan which covers substantially all full time U.S. employees. The Company contributes an amount equal to 25% in 2006 and 35% in 2005 and 2004 of each participant’s contribution, subject to certain limitations. A participant’s contribution may not exceed the maximum allowed by the Internal Revenue Code. Provisions of the plan include graduated vesting over five years from date of employment. Total Company contributions for the years ended December 31, 2006, 2005, and 2004 were $248, $495 and $378, respectively.

The Company does not maintain any other pension or post retirement plans.

21.	QUARTERLY FINANCIAL DATA (unaudited)

The following is a summary of the unaudited quarterly results for the years ended December 31, 2006 and 2005:

	Quarter Ended
	March 31	June 30	September 30	December 31

2006

Revenues	$25,080	$25,282	$23,448	$25,431
Gross profit	11,579	12,060	11,570	12,593
Net income	242	769	351	545
Earnings per share:
Basic	.01	.04	.02	.03
Diluted	.01	.04	.02	.03

2005

Revenues	$23,848	$25,290	$22,245	$21,924
Gross profit	10,627	10,073	7,006	4,156
Net loss	(831)	(1,878)	(6,797)	(11,611)
Loss per share:
Basic	(.05)	(.11)	(.40)	(.67)
Diluted	(.05)	(.11)	(.40)	(.67)

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
See Note 4, “Gains and Charges” for discussion of significant gains and charges recorded in 2006 and 2005.

22.	SUBSEQUENT EVENTS

Debt and Financing Agreement

In February 2007, the Company entered into a $5.0 million line of credit with a banking institution. The line of credit effectively makes $1.0 million available, since all amounts borrowed over $1.0 million needs to be cash collateralized. The line of credit expires in February 2008 and is secured by accounts receivable. Borrowings under the line of credit bear interest at the prime rate or LIBOR plus 1.75%. The line of credit includes certain financial and operational covenants and includes subjective acceleration provisions. Such provisions are based upon, in the reasonable opinion of the banking institution, the occurrence of any adverse or material change in the condition or affairs, financial or otherwise, of the Company which impairs the interests of the banking institution.

SCHEDULE II
OSTEOTECH, INC. and SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance At	Additions					Balance At
	Beginning	Charged To	Charged				End
	Of Period	Expenses	To Other		Deductions		Of Period

For the year ended December 31, 2006:
Allowance for doubtful accounts — current	$1,131	$82	$11	(a)	$(736	)(b)	$488
Allowance for doubtful accounts — long term	$557	$102	$69	(a)			$728
Valuation allowance for deferred tax asset	$13,782				$(2,512	)(c)	$11,270

For the year ended December 31, 2005:
Allowance for doubtful accounts — current	$1,468	$(101)	$(15	)(a)	$(221	)(b)	$1,131
Allowance for doubtful accounts — long term	$160	$439	$(42	)(a)			$557
Valuation allowance for deferred tax asset	$4,173	$8,976	$633	(d)			$13,782

For the year ended December 31, 2004:
Allowance for doubtful accounts — current	$1,487	$620	$24	(a)	$(663	)(b)	$1,468
Allowance for doubtful accounts — long term		$160					$160
Valuation allowance for deferred tax asset	$2,759	$2,709	$(328	)(f)	$(967	)(e)	$4,173

(a)	Represents foreign currency translation adjustments.

(b)	Represents the write-off of accounts receivable.

(c)	Primarily represents the write-off of foreign net operating loss carryforwards.

(d)	Represents the tax effect of temporary differences.

(e)	Represents recognition of a deferred tax asset.

(f)	Represents the effect of liquidation of CAM Implants, Inc.

S-1

EXHIBIT INDEX

Exhibit		Page
Number	Description	Number
10.49	Form of 2000 Stock Plan Nontransferable Incentive Stock Option Agreement, as of October 26, 2006	*

10.50	Form of 2000 Stock Plan Nontransferable Non-Incentive Stock Option Agreement, as of October 26, 2006	*

21.1	Subsidiaries of Registrant	*

23.1	Consent of Independent Registered Public Accounting Firm – BDO Seidman, LLP	*

23.2	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith.