Form 10-Q
period 2007-03-31
OSTEOTECH INC
filed 2007-05-10
CIK 874734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to
Commission File Number 0-19278
OSTEOTECH, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3357370 (I.R.S. Employer Identification No.)
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
Large accelerated filer ☐                    Accelerated filer ☑                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $.01 par value, outstanding as of May 4, 2007 was 17,428,097.

OSTEOTECH, INC.
FORM 10-Q

		Page No.
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006	3

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2007 and 2006	4

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risks	21

Item 4.	Controls and Procedures	21

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 6.	Exhibits	23
EX-10.1: TISSUE RECOVERY AGREEMENT
EX-10.2: FIRST AMENDMENT TO TISSUE RECOVERY AGREEMENT
EX-10.3: EMPLOYMENT AGREEMENT
EX-10.4: EMPLOYMENT AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
OSTEOTECH, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31,	December 31,
	2007	2006
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$18,848	$17,946
Accounts receivable, net of allowance of $456 in 2007 and $488 in 2006	18,179	18,507
Deferred processing costs	30,337	29,067
Inventories	1,191	1,005
Prepaid expenses and other current assets	2,517	2,795

Total current assets	71,072	69,320
Property, plant and equipment, net	35,194	36,340
Other assets	6,512	7,373

Total assets	$112,778	$113,033

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$16,161	$15,861
Current maturities of capital lease obligation	746	727

Total current liabilities	16,907	16,588
Capital lease obligation	14,682	14,876
Other liabilities	7,724	7,716

Total liabilities	39,313	39,180

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding 17,425,959 shares in 2007 and 17,396,775 shares in 2006	174	174
Additional paid-in capital	66,057	65,784
Accumulated other comprehensive income	1,101	1,114
Retained earnings	6,133	6,781

Total stockholders’ equity	73,465	73,853

Total liabilities and stockholders’ equity	$112,778	$113,033

See accompanying notes to condensed consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
		(Restated)

Revenue	$25,217	$25,080

Cost of revenue	12,900	13,244

Gross profit	12,317	11,836

Marketing, selling and general and administrative	11,777	10,096
Research and development	1,077	1,172

	12,854	11,268

Operating income (loss)	(537)	568

Other income (expense):
Interest income	260	154
Interest expense, net	(410)	(424)
Other	136	244

	(14)	(26)

Income (loss) before income taxes	(551)	542

Income tax provision	97	43

Net income (loss)	$(648)	$499

Earnings (loss) per share:
Basic	$(.04)	$.03
Diluted	$(.04)	$.03
Shares used in computing earnings (loss) per share:
Basic	17,419,332	17,265,853
Diluted	17,419,332	17,363,156

See accompanying notes to condensed consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2007	2006
		(Restated)

Cash Flow From Operating Activities
Net income (loss)	$(648)	$499
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,365	1,380
Stock-based compensation expense	155	61
Changes in current assets and liabilities:
Accounts receivable	328	(3,142)
Deferred processing costs	(554)	(23)
Inventories	(186)	(114)
Prepaid expenses and other current assets	278	(241)
Note receivables from patent litigation settlement	250	250
Accounts payable and other liabilities	299	1,638

Net cash provided by operating activities	1,287	308

Cash Flow From Investing Activities
Capital expenditures	(163)	(786)
Other, net	(174)	(164)

Net cash used in investing activities	(337)	(950)

Cash Flow From Financing Activities
Proceeds from issuance of common stock	118	73
Principal payments on capital lease obligation	(175)	(158)

Net cash used in financing activities	(57)	(85)
Effect of exchange rate changes on cash	9	33

Net increase (decrease) in cash and cash equivalents	902	(694)
Cash and cash equivalents at beginning of period	17,946	13,484

Cash and cash equivalents at end of period	$18,848	$12,790

Supplementary cash flow data:
Cash paid during the period for interest	$409	$424
Cash (refunded) paid during the period for taxes	$(36)	$191

See accompanying notes to condensed consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
1. Basis of Presentation
General
The accompanying condensed consolidated financial statements included herein, other than the condensed consolidated balance sheet at December 31, 2006, are unaudited and reflect all adjustments (consisting only of normal recurring accruals) considered necessary by management for a fair statement of financial position as of March 31, 2007 and the results of operations and cash flows for the three months ended March 31, 2007 and 2006. The results of operations and cash flows for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statement should be read in conjunction with the audited consolidated financial statements, which were included as part of Osteotech, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2006.
Adoption of New Accounting Pronouncement
On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position Aug Air-1, “Accounting for Planned Major Maintenance Activities” (“AIR-1”). AIR-1 prohibits the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The Company has a planned major maintenance activity associated with its annual or semi-annual plant shutdowns.
The provisions of AIR-1 require that prior period financial information must be restated to reflect the impact of AIR-1 in the earliest period presented. The adoption of the provisions of AIR-1 does not have any impact on the Company’s historical annual financial position, results of operations or cash flows, but does impact the interim financial results. In 2006, the adoption of AIR-1 increased net income by $257 and $343 for the quarterly periods ended March 31 and June 30, respectively, and decreased net income by $116 and $484 for the quarterly periods ended September 30 and December 31, respectively. The impact of the adoption of AIR-1 on the Company’s results of operations for each of the quarterly periods in 2006 is as follows:

	Three Months Ended
	March 31, 2006		June 30, 2006
	Restated	Reported	Restated	Reported
Revenue	$25,080	$25,080	$25,282	$25,282
Cost of Revenue	13,244	13,501	12,879	13,222

Gross Profit	11,836	11,579	12,403	12,060
Operating Expenses	11,268	11,268	11,152	11,152

Operating Income	568	311	1,251	908
Other, net	(26)	(26)	(3)	(3)

Income before income taxes	542	285	1,248	905
Income tax provision	43	43	136	136

Net Income	$499	$242	$1,112	$769

Earnings per share:
Basic	$.03	$.01	$.06	$.04
Diluted	$.03	$.01	$.06	$.04

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)

	Three Months Ended
	September 30, 2006		December 31, 2006
	Restated	Reported	Restated	Reported
Revenue	$23,448	$23,448	$25,431	$25,431
Cost of Revenue	11,994	11,878	13,322	12,838

Gross Profit	11,454	11,570	12,109	12,593
Operating Expenses	10,943	10,943	12,092	12,092

Operating Income	511	627	17	501
Other, net	(350)	(350)	(119)	(119)

Income (loss) before income taxes	161	277	(102)	382
Income tax provision (benefit)	(74)	(74)	(163)	(163)

Net Income	$235	$351	$61	$545

Earnings per share:
Basic	$.01	$.02	—	$.03
Diluted	$.01	$.02	—	$.03

Segment Realignment
Effective December 31, 2006, the Company realigned its operating segments to be more reflective of its expected future business strategies, technology and product development activities and distribution efforts. In assessing the realignment of its operating segments, the Company considered its current and future business opportunities, current and future products and technologies, the markets in which it sells, and the revenue and cost make-ups of the previous business segments. The development of the new business segments included assessments made by senior management as well as a review process with the Board of Directors. The new operating segments are:
•	Demineralized Bone Matrix (DBM),

•	Traditional Tissue,

•	Spinal Allograft,

•	Hybrid/Synthetic, and

•	Client Services.
In addition to the realignment of the Company’s operating segments, a Corporate Segment was created. The Corporate Segment includes the costs associated with general and administrative, regulatory, and research and development activities.
Any products not falling within the segments listed above are aggregated under the category of “other”. Primarily, the only product currently included in “other” is a line of Xenograft bone tissue products. Segment information for the three months ended March 31, 2006 has been restated to reflect the segment realignment.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
2. Deferred Processing Costs
Deferred processing costs consist of the following:

	March 31,	December 31,
	2007	2006

Unprocessed donor tissue	$12,514	$11,957
Tissue in process	6,253	5,533
Implantable donor tissue	11,570	11,577

	$30,337	$29,067

Unprocessed donor tissue represents the value of such allograft bone tissue expected to be processed by the Company during the next twelve months. Unprocessed donor tissue expected to be processed in periods subsequent to one year of $1,824 and $2,540 at March 31, 2007 and December 31, 2006, respectively, was reflected in other assets.
3. Inventories
Inventories consist of the following:

	March 31,	December 31,
	2007	2006

Supplies	$186	$187
Raw materials	638	489
Finished goods	367	329

	$1,191	$1,005

4. Stock Compensation Plans
The Company’s stock compensation plan (the “2000 Stock Plan”), as amended, authorizes the grant of up to 2,250,000 shares of the Company’s common stock in the form of incentive stock options, non-qualified stock options or other stock-based awards to eligible employees, directors, consultants and others with a business relationship with the Company. Incentive stock options may be granted at prices not less than 100% of the fair market value on the date of grant. Non-qualified stock options, restricted stock units (“RSUs”) and other share-based awards may be granted at the discretion of the Compensation Committee of the Board of Directors under terms and conditions as determined by the Compensation Committee. Options and RSUs issued pursuant to the 2000 Stock Plan typically have terms requiring vesting ratable over four years, although options or RSUs issued to non-employee directors vest in one year and options or RSUs issued to consultants and others vest in six months to two years. The fair value of such grants will be determined upon completion of the required service period. The incremental change in fair value, from the date of grant, is included in marketing, selling and general and administrative expenses in the Company’s condensed consolidated statements of operations. The vesting period or adjusted vesting period may also be determined by the Company’s Compensation Committee or Board of Directors. The vesting term of RSUs issued in the three months ended March 31, 2007 had ratable vesting over two to four years. All share-based awards have a maximum contractual term of 10 years. The Company settles all share-based compensation awards with newly issued shares. The 2000 Stock Plan replaced prior plans, except to the extent that options issued under the prior plans continue to remain outstanding.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
Share-Based Awards
FASB “Statement of Financial Accounting Standard” No. 123(R), “Share Based Payment, (“SFAS No. 123 (R)”) requires recognition in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees, directors, consultants and others including employee stock options, RSUs and employee stock purchases under an employee stock purchase plan.
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
For the three months ended March 31, 2007 and 2006, the Company recognized a non-cash compensation expense in the condensed consolidated statements of operations of $155 and $61, respectively, in connection with the issuance of share-based awards. Non-cash share-based compensation resulted in no tax benefit to the Company as a result of the Company providing a full valuation reserve on deferred tax assets. At March 31, 2007, the unrecorded non-cash fair value based compensation with respect to nonvested share-based awards was $606 and the weighted average period over which that compensation will be charged to operations is 2.2 years.
Share-based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, as well as compensation expense for the share-based payment awards granted subsequent to January 1, 2006. Such share-based compensation expense is determined utilizing the grant date fair value based on awards ultimately expected to vest, and therefore has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates. The Company recognizes the compensation cost of all share-based payment awards on a straight-line basis over the vesting period of the individual award.
The fair value of each option granted during the three months ended March 31, 2006 (no options were granted during the three months ended March 31, 2007) was estimated on the grant-date using the Black-Scholes Model with the following weighted average assumptions:

Three Months Ended
Weighted Average Assumptions	March 31, 2006

Expected holding period (years)	5
Risk-free interest rate	4.32%
Volatility factor	76%
Dividend yield	0
Annual forfeiture rate	3%
Fair value per share at date of grant	$3.79
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

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
Stock option activity for periods presented is as follows:

	Three Months Ended
	March 31,
	2007		2006
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at January 1,	2,587,125	$8.35	2,937,062	$8.03
Granted	—		20,000	5.87
Exercised	(25,150)	3.51	(10,000)	4.09
Cancelled or expired	(60,275)	7.44	(73,875)	5.58

Outstanding at March 31,	2,501,700	$8.43	2,873,187	$8.09

Exercisable at March 31,	2,435,450	$8.53	2,683,187	$8.39

Available for grant at March 31,	308,800		317,500

The following table summarizes information concerning nonvested option transactions for the period presented:

		Weighted Average
		Grant Date
Nonvested Options	Shares	Fair Value

Nonvested at January 1, 2007	82,500	$2.99
Granted	—	—
Vested	(5,000)	3.79
Forfeited	(11,250)	2.42

Nonvested at March 31, 2007	66,250	$3.02

At March 31, 2007, the aggregate intrinsic value of options outstanding and options exercisable was $3,305 and $3,113, respectively. The weighted average remaining contractual term of options outstanding and options exercisable at March 31, 2007 was 4.6 years and 4.5 years, respectively. The aggregate intrinsic value represents the total pre-tax value, based on the Company’s average stock price as of March 31, 2007, which would have been received by the option holders had they exercised their in-the-money options as of that date. The intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $53 and $7, respectively.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
The following table summarizes information concerning RSU transactions for the period presented:

		Weighted Average
		Grant Date Fair
	Restricted Stock	Value
	Units	Per Share

Outstanding at January 1, 2007	119,900	$4.85
Granted	17,200	$6.73
Vested	—
Forfeited	—

Outstanding at March 31, 2007	137,100	$5.09

Unvested at March 31, 2007	137,100	$5.09

5. Debt and Financing Agreement
In February 2007, the Company entered into a $5.0 million line of credit with a banking institution. The line of credit effectively makes $1.0 million available, since all amounts borrowed over $1.0 million are required to be cash collateralized. The line of credit expires in February 2008 and is secured by accounts receivable. Borrowings under the line of credit bear interest at the prime rate or LIBOR plus 1.75%. The line of credit includes certain financial and operational covenants, including a provision not to incur a quarterly loss except in certain circumstances as detailed in the loan documents, and includes subjective acceleration provisions. Such provisions are based upon, in the reasonable opinion of the banking institution, the occurrence of any adverse or material change in the condition or affairs, financial or otherwise, of the Company which impairs the interests of the banking institution. At March 31, 2007, the Company had not borrowed any amounts under this facility and either complied with or, as a result of the loss incurred in the quarter ended March 31, 2007, received waivers for its covenants.
6. Income Taxes
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return. The provisions of FIN 48 were effective for the Company beginning January 1, 2007. Under FIN 48, the tax benefit from an uncertain tax position is to be recognized when it is more likely than not, based on the technical merits of the position, that the position will be sustained on examination by the taxing authorities. Additionally, the amount of the tax benefit to be realized is the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon settlements. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and financial statement disclosure.
Upon the adoption of FIN 48 on January 1, 2007, the Company identified uncertain tax positions that do not materially effect the Company’s financial position or results of operations as the impact of such uncertain tax positions are substantially offset by available operating loss carryforwards. Separately, the Company has determined that it is necessary for it to amend certain previously filed U.S. Federal and state taxes returns. As a result of the intended filing of these returns, as well as the adoption of FIN 48, the Company’s available net operating loss carryforwards for Federal income tax purposes are expected to increase by approximately $4.2 million which have been fully offset by valuation allowances in accordance with SFAS No. 109, “Accounting for Income Taxes” since there

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
currently does not exist sufficient positive evidence to support the recoverability of such future tax benefits and assets.
It is expected that the amount of unrecognized tax benefits and uncertain tax positions will change in the next twelve months due to the Company’s filing of amended Federal and state tax returns, expiring statutes of limitations and audit activity; however, we do not anticipate the change to have a significant impact on the Company’s result of operations or financial position.
The Company has elected under FIN 48 to continue with the Company’s prior policy to classify interest and penalties related to income taxes as income taxes in the Company’s financial statements. No interest or penalties have been recognized in the financial statements upon the adoption of FIN 48.
The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2003 through 2006 tax years generally remain subject to examination by Federal, foreign and most state authorities including, but not limited to, the United States, France, Bulgaria and New Jersey.
7. Commitments and Contingencies
Litigation
Other than the matters discussed below, there were no material developments that occurred during the three months ended March 31, 2007 in the lawsuits reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Kment and Filan v. Osteotech, Inc.
In May 2006, the Company was served with a complaint in an action brought by plaintiffs Karl Anthony Kment and Marie Filan in the United States District Court, District of Oregon. On March 15, 2007, the Company settled this action with the plaintiffs for a cash payment of $600 and recorded a charge for such settlement in marketing, selling and general and administrative expenses in the condensed consolidated statement of operations for the three months ended March 31, 2007. Settlement documents were fully executed by the parties in April 2007 and this action has been dismissed with prejudice.
Scotty Foster and Linda Foster v. Osteotech, Inc.
On December 13, 2006, plaintiffs Scotty and Linda Foster sued several defendants, including Dr. Patrick Chan and us, in the Circuit Court of White County, Arkansas. Plaintiffs allege that Dr. Chan performed unnecessary and inappropriate surgical procedures on Scotty Foster, that Dr. Chan used products supplied by the Company in the procedures, that the Company gave or allowed kickbacks and bribes, and that the Company conspired to split commissions for sales generated by Dr. Chan’s surgeries. Based on these allegations, plaintiffs assert claims for negligent supervision, negligence, intentional wrongdoing, and the tort of outrage. Plaintiffs filed an amended complaint containing the same allegations on January 22, 2007. Plaintiffs seek unspecified damages. On March 30, 2007 the Company filed a motion to dismiss this case.
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
8. Comprehensive Income (Loss)
Comprehensive income (loss) for the periods indicated is as follows:

	Three Months Ended
	March 31,
	2007	2006
		(Restated)

Net income (loss)	$(648)	$499
Currency translation adjustments	(13)	(77)

Comprehensive income (loss)	$(661)	$422

9. Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:

	Three Months Ended
	March 31,
	2007	2006
		(Restated)

Net income (loss) available to common stockholders	$(648)	$499

Denominator for basic earnings (loss) per share, weighted average common shares outstanding	17,419,332	17,265,853
Effect of dilutive securities:
Stock options after application of the treasury stock method		97,303

Denominator for diluted earnings (loss) per share	17,419,332	17,363,156

Basic earnings (loss) per share	$(.04)	$.03

Diluted earnings (loss) per share	$(.04)	$.03

As of March 31, 2007, common stock equivalent shares, consisting of stock options and RSUs, of 2,638,800 are excluded from the calculation of diluted earnings (loss) per share as their effects are antidilutive. Options to purchase 2,235,850 shares of common stock that were outstanding at March 31, 2006 are not included in the computation of diluted earnings (loss) per share as the exercise prices of these options were greater than the average market price of the common shares.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
10. Operating Segments
Summarized financial information concerning the Company’s segments is shown in the following table.

	Three Months Ended
	March 31,
	2007	2006
		(restated)

Revenue:
DBM	$15,482	$14,974
Traditional Tissue	4,611	3,754
Spinal Allografts	2,788	4,036
Hybrid/Synthetics	233	218
Client Services	1,928	1,920
Other	175	178

	$25,217	$25,080

	Three Months Ended
	March 31,
	2007	2006
		(restated)

Operating income (loss):
DBM	$3,039	$4,907
Traditional Tissue	1,399	522
Spinal Allografts	321	670
Hybrid/Synthetics	42	(25)
Client Services	1,578	492
Other	138	(18)
Corporate	(7,054)	(5,980)

	$(537)	$568

For the three months ended March 31, 2007 and 2006, the Company had one customer, the Musculoskeletal Transplant Foundation, which accounted for $4,520 or 18% and $4,991 or 20%, respectively, of consolidated revenue.
11. Other Income (Expense)
During the three months ended March 31, 2007 and 2006, the Company received $125 in each period related to contingent consideration payments from the sale in 2002 of a foreign operation. All payments and contingent consideration payments have now been made pursuant to the agreement.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Information contained herein contains “forward-looking statements” which can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “should”, or “anticipates” or the negative thereof or variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Some of the matters set forth in Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2006 constitute cautionary statements identifying factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
Results of Operations
Critical Accounting Policies and Estimates
The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate the estimates and may adjust them based upon the latest information available. These estimates generally include those related to product returns, bad debts, inventories including purchase commitments, deferred processing costs including reserves for rework, excess and obsolescence, long-lived assets, asset retirement obligations, income taxes, stock-based compensation, contingencies and litigation. We base the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our accounting practices are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2006.
Operating Segment Realignment and Adoption of New Accounting Principle
Effective December 31, 2006, we realigned our operating segments to be more reflective of our expected future business strategies, technology and product development activities and distribution efforts. All segmental information included elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the new operating segments. All prior year information included herein has been re-stated in line with the new operating segments.
On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Staff Position Aug Air-1, “Accounting for Planned Major Maintenance Activities” (“AIR-1”). AIR-1 prohibits the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. We have a planned major maintenance activity associated with our annual or semi-annual plant shutdowns.
The provisions of AIR-1 require that prior period financial information must be restated to reflect the impact of AIR-1 in the earliest period presented. The adoption of the provisions of AIR-1 does not have any impact on our historical annual financial position, results of operations or cash flows, but does impact our interim financial results. For a further discussion, see Note 1 of “Notes to Condensed Consolidated Financial Statements” contained elsewhere herein.

Net Income (Loss)

	Three Months Ended
	March 31,
(dollars in thousands,	2007	2006		Percent
except per share amounts)		(Restated)	Change	Change

Net income (loss)	$(648)	$499	$(1,147)	(230)%
Earnings (loss) per share:
Basic	$(.04)	$.03
Diluted	$(.04)	$.03

The net loss in the first quarter of 2007 was due to increased operating expenses, including expenses for the settlement of certain litigation and related legal fees of approximately $1.1 million and costs related to our distribution effectiveness initiatives, partially offset by improved gross margins and the receipt of an additional consideration payment related to one of our subsidiaries which was sold in 2002. Also in the first quarter of 2007, we recorded a disproportional tax provision due to income generated in our French subsidiary, which was not offset by tax benefits from our domestic and Bulgarian operations since we continue to provide full valuation allowances for all of our tax benefits.
We generated net income in the first quarter of 2006 principally as a result of improved revenue, which generated slightly improved gross margins, a 3% decline in operating expenses, gains related to changes in exchange rates on foreign transactions denominated in US dollars, principally intercompany debt, and the receipt of an additional consideration payment related to one of our subsidiaries which was sold in 2002, partially offset by an increase in interest expense.
Revenue
For the three months ended March 31, 2007, revenue increased slightly to $25.2 million as compared to revenue of $25.1 million for the three months ended March 31, 2006. The following table details the components of our revenue for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006		Percent
(dollars in thousands)		(restated)	Change	Change

DBM Segment	$15,482	$14,974	$508	3%
Traditional Tissue Segment	4,611	3,754	857	23%
Spinal Allograft Segment	2,788	4,036	(1,248)	(31)%
Hybrid Synthetic Segment	233	218	15	7%
Client Services Segment	1,928	1,920	8	—
Other Product Lines	175	178	(3)	(2)%

	$25,217	$25,080	$137	1%

DBM Segment revenue, which consists of Grafton® DBM revenue, revenue from the Xpanse™ Bone Inserts and revenue from the processing of two private label DBMs, increased 3% in the first quarter of 2007 as compared to the same period 2006. Grafton® DBM revenue declined 3% for the three months ended March 31, 2007 compared to the same period in 2006 as a result of a decline in worldwide unit sales volume, due in part to regulatory matters in certain international markets that have been subsequently resolved, offset by an increase in worldwide average selling prices. Revenue from the shipment of private label DBM tissue forms increased 43% in the first quarter of 2007 compared to the same period in 2006, primarily due to increased unit volumes based on our partners’ sales levels to end users. A portion of the increase in DBM Segment revenue was related to the introduction of the Xpanse™ Bone Insert in late 2005, which contributed $.3 million to the revenue growth in the quarter ended March 31, 2007.
Revenue from the worldwide distribution of traditional allograft bone tissue grafts increased 23% in the first quarter of 2007 compared to the same period in 2006. The increase in revenue is primarily attributable to an increase in unit sales volume in all markets in which we distribute. In 2007, we expect to continue to expand our international traditional tissue business over 2006 levels, but expect our domestic traditional tissue revenue to remain relatively flat as we match unit sales demand with allograft bone tissue supply.
Revenue in the Spinal Allograft Segment is primarily driven by our domestic distribution of Graftech® Bio-implants, which declined 31% in the first quarter of 2007 compared to the same period in 2006. Our Graftech® Bio-implant business has been declining over the last several years due to increased competition and surgeon use of polymer-based spinal interbody fusion devices. We anticipate that our annual Graftech® Bio-implant revenue will decline in 2007, but we expect to begin offering bio-implant solutions to our international distributors and surgeons, although there can be no assurance that our Graftech® Bio-implant products will gain acceptance in the international market.
Revenue in the Hybrid/Synthetic Segment mainly represented sales of our GraftCage® Spacers, which were introduced in 2006. Beginning in late March 2007, we began to recognize revenue from the distribution of the Plexur™ P Biocomposite, which was approved by the Food and Drug Administration in February 2007. Revenue from the Plexur™ P Biocomposite was not significant in the first quarter of 2007. We do not anticipate revenue from the distribution of GraftCage® Spacers to be a significant contributor to our future revenue streams.
Service fees generated by the processing of allograft bone tissue for our clients in the three months ended March 31, 2007 were comparable to the prior year period. Other revenue, which primarily represents sales of Xenograft tissue products, was also relatively flat in the first quarter of 2007 compared to the prior year period.
In the first quarter of 2007, we had one customer, the Musculoskeletal Transplant Foundation (“MTF”), which accounted for $4.5 million, or 18%, of net revenue. MTF accounted for $5 million, or 20% of revenue, for the three months ended March 31, 2006.
Gross Profit Margin

	Three Months Ended
	March 31,
	2007	2006
(dollars in thousands)		(Restated)

Gross profit	$12,317	$11,836
Gross margin	49%	47%

In the first quarter of 2007, gross margin increased over gross margin levels in the first quarter of 2006, primarily due to the benefits from our strategic productivity initiatives related to tissue utilization and operational productivity. In the second quarter of 2007, we anticipate gross margins will be negatively impacted from the direct costs associates with our annual processing environment shutdown which occurred during the third quarter in 2006. We anticipate continuing improvement in our gross margin in the second half of 2007 and project gross margins to be in excess of 50%.

Operating Expenses

	Three Months Ended March 31,
(dollars in thousands)	2007	2006	Change	Percent Change

Marketing, selling and general and administrative	$11,777	$10,096	$1,681	17%
Research and development	1,077	1,172	(95)	(8)%

Total	$12,854	$11,268	$1,586	14%

Marketing, selling and general and administrative expenses increased 17% in the first quarter of 2007 when compared to the first quarter of 2006, principally due to our investment in improving worldwide distribution effectiveness and $1.1 million of costs associated with the settlement of and legal fees incurred in connection with certain litigation. We expect the incremental annual cost of our distribution effectiveness initiatives to be approximately $4.0 million, of which direct costs of approximately $.8 million were realized in the first quarter of 2007.
In the first quarter of 2007, research and development expenses declined slightly as compared to the same period in 2006, primarily due to the timing associated with certain research activities and studies. We anticipate that our research and development expenditures will increase during the remainder of 2007 as we continue to focus our efforts on the development of the Plexur™ Biocomposites (including the Plexur™ M), our next generation DBM, new product opportunities from our human collagen technology and other OsteoBiologic technologies.
Operating Income (Loss)

	Three Months Ended March 31,
(dollars in thousands)	2007	2006	Change	Percent Change

DBM Segment	$3,039	$4,907	$(1,868)	(38)%
Traditional Tissue Segment	1,399	522	877	168%
Spinal Allograft Segment	321	670	(349)	(52)%
Hybrid/Synthetic Segment	42	(25)	67	268%
Client Services Segment	1,578	492	1,086	221%
Other Product Lines	138	(18)	156	867%

	6,517	6,548	(31)	—
Corporate	(7,054)	(5,980)	(1,074)	(18)%

Operating income (loss)	$(537)	$568	$(1,105)	(51)%

We incurred an operating loss in the first quarter of 2007 compared to generating an operating income in the first quarter of 2006. Operating income for the three months ended March 31, 2007 generated from the product segments was relatively flat with operating income from the product segments for the same period in 2006. In 2007, the operating income generated from the product segments reflected an increase in overall gross margins offset by the costs associated with our distribution effectiveness initiatives. Costs and expenses associated with corporate increased in the first quarter of 2007 from the first quarter of 2006 mainly due to the settlement costs and legal fees associated with certain litigation that was resolved in the first quarter of 2007.
We are focusing our efforts in 2007 on our “core” products, which are included in the DBM and Hybrid/Synthetic Segments. In doing so, more resources are being allocated to these segments resulting in increased costs and expenses and negatively impacting operating income in the first quarter of 2007 compared to the first quarter of 2006. A portion of these increased costs and expenses had been reflected in the Traditional Tissue and Client Services Segments in 2006. As a result of this reallocation of resources, costs and expenses in the Traditional Tissue and Client Services Segments have declined in the first quarter of 2007 compared to the first quarter of 2006, which has favorably impacted those segments’ operating income. We anticipate these trends will continue throughout 2007.

Other Income (Expense)
Other expense in the first quarter of 2007 of $14,000 is principally the result of $.4 million in interest expense associated with our capital lease obligation, partially offset by interest income of $.3 million on invested cash balances, foreign currency translation gains primarily related to intercompany debt and a $.1 million gain from a contingent consideration payment related to the sale in 2002 of a foreign subsidiary. In the first quarter of 2006, other expense of $26,000 primarily represented interest expense of $.4 million related to our capital lease obligation, partially offset by interest income of $.2 primarily due to an increase in interest rates, and foreign currency translation gains of $.1 million primarily related to intercompany debt and a $.1 million gain from a contingent consideration payment related to the sale in 2002 of a foreign subsidiary.
Income Tax Provision
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return. The provisions of FIN 48 were effective for us beginning January 1, 2007. Under FIN 48, the tax benefit from an uncertain tax position is to be recognized when it is more likely than not, based on the technical merits of the position, that the position will be sustained on examination by the taxing authorities. Additionally, the amount of the tax benefit to be realized is the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon settlements. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and financial statement disclosure.
Upon the adoption of FIN 48 on January 1, 2007, we identified uncertain tax positions that do not materially effect our financial position or results of operations as the impact of such uncertain tax positions are substantially offset by available operating loss carryforwards. Separately, we have determined that it is necessary for us to amend certain previously filed U.S. Federal and state taxes returns. As a result of the intended filing of these returns, as well as the adoption of FIN 48, our available net operating loss carryforwards for Federal income tax purposes are expected to increase by approximately $4.2 million which have been fully offset by valuation allowances in accordance with SFAS No. 109, “Accounting for Income Taxes” since there currently does not exist sufficient positive evidence to support the recoverability of such future tax benefits and assets.
It is expected that the amount of unrecognized tax benefits and uncertain tax positions will change in the next twelve months due to our filing of amended Federal and state tax returns, expiring statutes of limitations and audit activity; however, we do not anticipate the change to have a significant impact on the our result of operations or financial position.
We have elected under FIN 48 to continue with our prior policy to classify interest and penalties related to income taxes as income taxes in our financial statements. No interest or penalties have been recognized in the financial statements upon the adoption of FIN 48.
We file U.S., state, and foreign income returns in jurisdictions with varying statutes of limitations. The 2003 through 2006 tax years generally remain subject to examination by federal and most state authorities including, but not limited to, the United States, France, Bulgaria and New Jersey.
For the quarter ended March 31, 2007, we recorded a tax provision due to income generated by our French subsidiary, which was not offset by tax benefits from our domestic and Bulgarian operations since we continue to provide full valuation allowances for all of these tax benefits We continue not to recognize any federal or state income tax benefits, which were subject to full valuation allowances in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes”, due to our continued assessment as to our ability to realize such benefits. We intend to maintain the valuation allowances related to domestic federal and state income taxes until sufficient positive evidence exists to support the reversal of any valuation allowances that we have established.

At March 31, 2006, we provided a provision for domestic federal income taxes and for the majority of our domestic state income states, primarily related to state income taxes in New Jersey, which were fully offset by prior year net operating loss carryforwards, which carried a full valuation allowance.
Liquidity and Capital Resources
At March 31, 2007, we had cash and cash equivalents of $18.8 million compared to $17.9 million at December 31, 2006. Working capital increased to $54.2 million at March 31, 2007 compared to $52.7 million at December 31, 2006. The increase in working capital in the first quarter of 2007 resulted primarily from an increase in cash and deferred processing cost partially offset by an increase in accounts payable and accrued liabilities.
Net cash provided by operating activities was $1.3 million in the first quarter of 2007 compared to $.3 million in the first quarter of 2006. The improvement resulted primarily from our ability to generate cash through the collection of our accounts receivable and a slight increase in accounts payable and accrued liabilities partially offset by our generating a net loss in 2007 compared to a net income in 2006.
Net cash used in investing activities was $.3 million and $1.0 million for the three months ended March 31, 2007 and 2006, respectively, and is principally due to capital expenditures. Net cash used in financing activities in both the first quarter of 2007 and 2006 of $.1 million relates primarily to principal payments on our capital lease obligation, partially offset by proceeds from the exercise of stock options and the sale of common stock pursuant to our employee stock purchase plan.
In February 2007, we entered into a $5.0 million line of credit with a banking institution. The line of credit effectively makes $1.0 million available, since all amounts borrowed over $1.0 million are required to be cash collateralized. The line of credit expires in February 2008 and is secured by accounts receivable. Borrowings under the line of credit bear interest at the prime rate or LIBOR plus 1.75%. The line of credit includes certain financial and operational covenants, including a provision not to incur a quarterly loss except in certain circumstances as detailed in the loan documents, and includes subjective acceleration provisions. Such provisions are based upon, in the reasonable opinion of the banking institution, the occurrence of any adverse or material change in the condition or affairs, financial or otherwise, of the Company which impairs the interests of the banking institution. At March 31, 2007, we had not borrowed any amounts under this facility and either complied with or, as a result of the loss incurred in the first quarter of 2007, received waivers for its covenants.
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
Contractual Obligations
As of March 31, 2007, there were no material changes in our contractual obligations from that disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006.
Impact of Inflation and Foreign Currency Exchange Fluctuations
Results of operations for the periods discussed above have not been materially affected by inflation or foreign currency fluctuations related to the translation of financial statements denominated in foreign currency to US dollars. Gains related to changes in exchange rates on foreign transactions denominated in US dollars, principally intercompany debt, were not significant for the three months ended March 31, 2007. For the three months ended March 31, 2006 gains related to changes in exchange rates on foreign transactions denominated in US dollars, principally intercompany debt, were $.1 million.

Litigation
Osteotech is involved in various legal proceedings. For a discussion of these matters see, Note 15 of “Notes to Consolidated Financial Statements” and ITEM 3. LEGAL PROCEEDINGS in our Annual Report on Form 10-K for the year ended December 31, 2006. Other than the matters discussed in Part II. Item 1. Legal Proceedings in this quarterly report on Form 10-Q, there were no material developments that occurred during the three months ended March 31, 2007 in the lawsuits reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. We are not aware of any other material matters or legal proceedings initiated against us during the first three months of 2007.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding our exposure to certain market risks, see Item 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no significant changes in our market risk exposures since the fiscal 2006 year-end.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2007 related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2007.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act, during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Other than the matters discussed below, there were no material developments that occurred during the three months ended March 31, 2007 in the proceedings reported under Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2006. We are not aware of any other material legal proceedings initiated against us during the first three months of 2007.
Kment and Filan v. Osteotech, Inc.
In May, 2006, we were served with a complaint in an action brought by plaintiffs Karl Anthony Kment and Marie Filan in the United States District Court, District of Oregon. On March 15, 2007, we settled this action with the plaintiffs for a cash payment of $.6 million and recorded a charge in marketing, selling and general and administrative expenses in the condensed consolidated statements of operations for the three months ended March 31, 2007. Settlement documents were fully executed by the parties in April 2007 and this action has been dismissed with prejudice.
Scotty Foster and Linda Foster v. Osteotech, Inc.
On December 13, 2006, plaintiffs Scotty and Linda Foster sued several defendants, including Dr. Patrick Chan and us, in the Circuit Court of White County, Arkansas. Plaintiffs allege that Dr. Chan performed unnecessary and inappropriate surgical procedures on Scotty Foster, that Dr. Chan used products supplied by us in the procedures, that we gave or allowed kickbacks and bribes, and that we conspired to split commissions for sales generated by Dr. Chan’s surgeries. Based on these allegations, plaintiffs assert claims for negligent supervision, negligence, intentional wrongdoing, and the tort of outrage. Plaintiffs filed an amended complaint containing the same allegations on January 22, 2007. Plaintiffs seek unspecified damages. On March 30, 2007, we filed a motion to dismiss this case.
Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending suits and claims. It is possible that our results of operations or liquidity and capital resources could be adversely affected by the ultimate outcome of the pending litigation or as a result of the costs of contesting such lawsuits.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit		Page
Number	Description	Number
10.1	Tissue Recovery Agreement between the Company and Community Blood Center d/b/a Community Tissue Services dated March 1, 2006*	+

10.2	First Amendment to Tissue Recovery Agreement between the Company and Community Blood Center dated February 27, 2007*	+

10.3	Employment Agreement, dated April 1, 1999, between the Company and Richard Russo**	+

10.4	Employment Agreement, dated September 27, 2004, between the Company and Robert Honneffer**	+

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

+	Filed herewith.

*	Portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request.

**	Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 601(b)(10)(ii)(A) or (iii) of Regulation S-K.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2007	Osteotech, Inc. (Registrant)

Date: May 10, 2007	By:	/s/ Sam Owusu-Akyaw
Sam Owusu-Akyaw
President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2007	By:	/s/ Mark H. Burroughs
Mark H. Burroughs
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)