Form 10-Q
period 2007-06-30
OSTEOTECH INC
filed 2007-08-06
CIK 874734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2007.
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $.01 par value, outstanding as of August 1, 2007 was 17,580,243.

OSTEOTECH, INC.
FORM 10-Q

Page No.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	3
Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2007 and 2006	4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risks	18
Item 4. Controls and Procedures	18
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	20
Item 4. Submission of Matters to a Vote of Security Holders	20
Item 6. Exhibits	21
EX-10.1: SECOND AMENDMENT TO TISSUE RECOVERY AGREEMENT
EX-10.2: THIRD AMENDMENT TO TISSUE RECOVERY AGREEMENT
EX-10.3: FOURTH AMENDMENT TO TISSUE RECOVERY AGREEMENT
EX-10.4: 2007 STOCK INCENTIVE PLAN
EX-10.5: 1991 INDEPENDENT DIRECTORS STOCK OPTION PLAN AS AMENDED
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
OSTEOTECH, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$19,430	$17,946
Accounts receivable, net of allowance of $585 in 2007 and $488 in 2006	20,209	18,507
Deferred processing costs	30,357	29,067
Inventories	1,240	1,005
Prepaid expenses and other current assets	3,147	2,795

Total current assets	74,383	69,320
Property, plant and equipment, net	34,511	36,340
Other assets	5,798	7,373

Total assets	$114,692	$113,033

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$18,644	$15,861
Current maturities of capital lease obligation	766	727

Total current liabilities	19,410	16,588
Capital lease obligation	14,484	14,876
Other liabilities	5,778	7,716

Total liabilities	39,672	39,180

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding 17,558,990 shares in 2007 and 17,396,775 shares in 2006	175	174
Additional paid-in capital	66,808	65,784
Accumulated other comprehensive income	1,049	1,114
Retained earnings	6,988	6,781

Total stockholders’ equity	75,020	73,853

Total liabilities and stockholders’ equity	$114,692	$113,033

See accompanying notes to condensed consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Restated)		(Restated)

Revenue	$26,470	$25,282	$51,687	$50,362

Cost of revenue	13,680	12,879	26,580	26,123

Gross profit	12,790	12,403	25,107	24,239

Marketing, selling and general and administrative	10,513	10,009	22,290	20,105
Research and development	1,202	1,143	2,279	2,315

	11,715	11,152	24,569	22,420

Operating income	1,075	1,251	538	1,819

Other expenses:
Interest income	252	171	512	325
Interest expense	(404)	(420)	(814)	(844)
Other	(114)	246	22	490

	(266)	(3)	(280)	(29)

Income before income taxes	809	1,248	258	1,790

Income tax provision (benefit)	(46)	136	51	179

Net income	$855	$1,112	$207	$1,611

Earnings per share:
Basic	$.05	$.06	$.01	$.09
Diluted	$.05	$.06	$.01	$.09
Shares used in computing earnings per share:
Basic	17,466,368	17,273,778	17,442,969	17,274,846
Diluted	18,009,774	17,336,679	17,912,380	17,354,906

See accompanying notes to condensed consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2007	2006
		(Restated)

Cash Flow From Operating Activities
Net income	$207	$1,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,765	2,871
Stock-based compensation expense	231	118
Changes in current assets and liabilities:
Accounts receivable	(1,702)	(2,494)
Deferred processing costs	14	(141)
Inventories	(235)	(300)
Prepaid expenses and other current assets	(352)	(112)
Note receivables from patent litigation settlement	500	500
Accounts payable and other liabilities	810	(324)

Net cash provided by operating activities	2,238	1,729

Cash Flow From Investing Activities
Capital expenditures	(807)	(1,325)
Other, net	(404)	(41)

Net cash used in investing activities	(1,211)	(1,366)

Cash Flow From Financing Activities
Proceeds from issuance of common stock	794	140
Principal payments on capital lease obligation	(353)	(319)

Net cash provided by (used in) financing activities	441	(179)
Effect of exchange rate changes on cash	16	145

Net increase in cash and cash equivalents	1,484	329
Cash and cash equivalents at beginning of period	17,946	13,484

Cash and cash equivalents at end of period	$19,430	$13,813

Supplementary cash flow data:
Cash paid during the period for interest	$814	$844
Cash paid during the period for taxes	$61	$27

See accompanying notes to condensed consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
1. Basis of Presentation
General
The accompanying condensed consolidated financial statements included herein, other than the condensed consolidated balance sheet at December 31, 2006, are unaudited and reflect all adjustments (consisting only of normal recurring accruals) considered necessary by management for a fair statement of consolidated financial position as of June 30, 2007 and the consolidated results of operations for the three and six months ended June 30, 2007 and 2006 and consolidated cash flows for the six months ended June 30, 2007 and 2006. The results of operations and cash flows for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statement should be read in conjunction with the audited consolidated financial statements, which were included as part of Osteotech, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2006 and Osteotech’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
Adoption of New Accounting Pronouncement
On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position Aug Air-1, “Accounting for Planned Major Maintenance Activities” (“AIR-1”). AIR-1 prohibits the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The Company has a planned major maintenance activity associated with its plant shutdowns.
The provisions of AIR-1 require that prior period financial information must be restated to reflect the impact of AIR-1 in the earliest period presented. The adoption of the provisions of AIR-1 does not have any impact on the Company’s historical annual financial position, results of operations or cash flows, but does impact the interim financial results. In 2006, the adoption of AIR-1 increased operating income and net income by $343 and $600 for the three and six months ended June 30, 2006, respectively, and earnings per share by $.02 and $.03 per share in the same respective periods.
2. Deferred Processing Costs
Deferred processing costs consist of the following:

	June 30,	December 31,
	2007	2006

Unprocessed donor tissue	$13,532	$11,957
Tissue in process	4,738	5,533
Implantable donor tissue	12,087	11,577

	$30,357	$29,067

Unprocessed donor tissue represents the value of such allograft bone tissue expected to be processed by the Company during the next twelve months. Unprocessed donor tissue expected to be processed in periods subsequent to one year of $1,236 and $2,540 at June 30, 2007 and December 31, 2006, respectively, was reflected in other assets.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
3. Inventories
Inventories consist of the following:

	June 30,	December 31,
	2007	2006

Supplies	$239	$187
Raw materials	654	489
Finished goods	347	329

	$1,240	$1,005

4. Stock Compensation Plans
On June 21, 2007, the Company’s shareholders approved the adoption of the Company’s 2007 Stock Incentive Plan which authorizes the grant of up to 1,400,000 shares of the Company’s common stock.
The Company’s stock compensation plans authorize the grant of incentive stock options, non-qualified stock options, restricted stock, restricted stock units (“RSUs”) or other stock-based awards to eligible employees, directors, consultants and others with a business relationship with the Company. Incentive stock options may be granted at prices not less than 100% of the fair market value on the date of grant. Other share-based awards may be granted at the discretion of the Compensation Committee of the Board of Directors under terms and conditions as determined by the Compensation Committee.
The following table details certain information concerning the Company’s stock based compensation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Grants:
RSUs	39,300	35,000	56,500	35,000
Stock options	0	25,000	0	45,000

Non-cash compensation expense recognized in statements of operations	$76	$57	$231	$118

Non-cash share-based compensation resulted in no tax benefit to the Company as a result of the Company providing a full valuation reserve on deferred tax assets. At June 30, 2007, the unrecorded non-cash fair value based compensation with respect to nonvested share-based awards was $764 and the weighted average period over which that compensation will be charged to operations is 2.3 years.
The weighted average fair value of RSUs issued during the three and six months ended June 30, 2007 was $7.51 and $7.27, respectively, and $3.93 for each of the three and six months ended June 30, 2006.
At June 30, 2007, the aggregate intrinsic value of options outstanding and options exercisable was $2,612 and $2,498, respectively. The weighted average remaining contractual term of options

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
outstanding and options exercisable at June 30, 2007 was 4.3 years and 4.2 years, respectively. The aggregate intrinsic value represents the total pre-tax value, based on the Company’s average stock price as of June 30, 2007, which would have been received by the option holders had they exercised their in-the-money options as of that date. The intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $187 and $15, respectively.
The fair value of each option granted during the three and six months ended June 30, 2006 (no options were granted during 2007) was estimated on the grant-date using the Black-Scholes Model with the following weighted average assumptions:

	Three Months Ended	Six Months Ended
Weighted Average Assumptions	June 30, 2006	June 30, 2006

Expected holding period (years)	5	5
Risk-free interest rate	5.02%	4.71%
Volatility factor	75%	75%
Dividend yield	0	0
Annual forfeiture rate	3%	3%
Fair value per share at date of grant	$2.82	$3.25
At June 30, 2007, 1,688,150 shares of the Company’s common stock are available for future issuance under the Company’s stock compensation plans.
5. Debt and Financing Agreement
In February 2007, the Company entered into a $5.0 million line of credit with a banking institution. The line of credit effectively makes $1.0 million available, since all amounts borrowed over $1.0 million are required to be cash collateralized. The line of credit expires in February 2008 and is secured by accounts receivable. Borrowings under the line of credit bear interest at the prime rate or LIBOR plus 1.75%. The line of credit includes certain financial and operational covenants. At June 30, 2007, the Company had not borrowed any amounts under this facility and had complied with its covenants.
6. Income Taxes
For the six months ended June 30, 2007, the Company recorded a tax provision due to income generated by our French subsidiary, which was not offset by tax benefits from our domestic and Bulgarian operations since the Company continued to provide full valuation allowances for these tax benefits. The Company continues not to recognize any federal, state or certain foreign tax benefits, which were subject to full valuation allowances in accordance with FASB Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”, due to our continued assessment as to our ability to realize such benefits. The Company intends to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of any valuation allowances that the Company has established.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return. The provisions of FIN 48 were effective for the Company beginning January 1, 2007. Under FIN 48, the tax benefit from an uncertain tax position is to be recognized when it is more likely than not, based on the technical merits of the position, that the position will be sustained on examination by the taxing authorities. Additionally, the amount of the tax benefit to be realized is the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon settlement.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and financial statement disclosure.
Upon the adoption of FIN 48 on January 1, 2007, the Company identified uncertain tax positions that do not materially effect the Company’s financial position or results of operations as the impact of such uncertain tax positions are substantially offset by available operating loss carryforwards. Separately, the Company has determined that it is necessary for it to amend certain previously filed U.S. Federal and state tax returns. As a result of the intended filing of the amended returns, the Company’s available net operating loss carryforwards for Federal income tax purposes are expected to increase by approximately $4.2 million, all of which will be offset by valuation allowances, and a refund may be available for previously paid state income taxes which will impact our effective tax rate.
It is expected that the amount of unrecognized tax benefits and uncertain tax positions will change in the next twelve months due to the Company’s filing of amended Federal and state tax returns, expiring statutes of limitation and audit activity; however, we do not anticipate the change will have a significant impact on the Company’s result of operations or financial position.
The Company has elected under FIN 48 to continue with the Company’s prior policy to classify interest and penalties related to income taxes as income taxes in the Company’s financial statements. No interest or penalties have been recognized in the financial statements upon the adoption of FIN 48.
The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2003 through 2006 tax years generally remain subject to examination by Federal, foreign and most state authorities including, but not limited to, the United States, France, Bulgaria and New Jersey and the Company’s 2003 through 2005 Federal tax returns are currently under examination by the Internal Revenue Service.
7. Commitments and Contingencies
Litigation
Eddie Don Glenn v. Osteotech, Inc.
On May 24, 2007, plaintiff Eddie Don Glenn sued several defendants, including Dr. Patrick Chan and the Company, in the Circuit Court of White County, Arkansas. Plaintiff alleges that Dr. Chan performed unnecessary and inappropriate surgical procedures on plaintiff, that Dr. Chan used products supplied by the Company in the procedures, that the Company gave or allowed kickbacks and bribes, and that the Company conspired to split commissions for sales generated by Dr. Chan’s surgeries. Based on these allegations, plaintiff asserts claims for negligent supervision, negligence, intentional wrongdoing, and the tort of outrage. Plaintiff seeks unspecified damages. On June 22, 2007, the Company filed a motion to dismiss this case.
Other than the matters previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, there were no material developments that occurred during the six months ended June 30, 2007 in the lawsuits reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
8. Comprehensive Income
Comprehensive income for the periods indicated is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Restated)		(Restated)

Net income	$855	$1,112	$207	$1,611
Currency translation adjustments	(52)	347	(65)	270

Comprehensive income	$803	$1,459	$142	$1,881

9. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Restated)		(Restated)

Net income available to common stockholders	$855	$1,112	$207	$1,611

Denominator for basic earnings per share, weighted average common shares outstanding	17,466,368	17,273,778	17,442,969	17,274,846
Effect of dilutive securities:
RSUs	143,641	2,967	133,499	1,492
Stock options after application of the treasury stock method	399,765	59,934	335,912	78,568

Denominator for diluted earnings per share	18,009,774	17,336,679	17,912,380	17,354,906

Basic earnings per share	$.05	$.06	$.01	$.09

Diluted earnings per share	$.05	$.06	$.01	$.09

For both the three and six months ended June 30, 2007, outstanding options to purchase 1,168,000 shares of common stock were not included in the computation of diluted earnings per share primarily because the exercise prices of such options were greater than the average market price of the common stock and, therefore, the effect would be antidilutive. For the three and six months ended June 30, 2006, 2,484,200 and 2,256,850 options to purchase shares of common stock, respectively, were not included.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
10. Operating Segments
Effective December 31, 2006, the Company realigned its operating segments to be more reflective of its business strategies, technology and product development efforts and created a Corporate Segment. All prior year information has been restated in line with the new operating segments.
Summarized financial information concerning the Company’s segments is shown in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Restated)		(Restated)

Revenue:
DBM	$16,161	$14,348	$31,643	$29,322
Traditional Tissue	4,558	4,361	9,169	8,115
Spinal Allografts	3,221	3,573	6,009	7,609
Hybrid/Synthetics	408	395	641	613
Client Services	1,944	2,463	3,872	4,383
Other	178	142	353	320

	$26,470	$25,282	$51,687	$50,362

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(restated)		(restated)

Operating income (loss):
DBM	$4,471	$3,912	$7,510	$8,819
Traditional Tissue	528	1,810	1,927	2,332
Spinal Allografts	701	607	1,022	1,277
Hybrid/Synthetics	(43)	(108)	(1)	(133)
Client Services	1,427	1,228	3,005	1,720
Other	40	118	178	100
Corporate	(6,049)	(6,316)	(13,103)	(12,296)

	$1,075	$1,251	$538	$1,819

For the three and six months ended June 30, 2007, the Company had one customer, the Musculoskeletal Transplant Foundation (“MTF”), who accounted for 15% and 17%, respectively, of revenue. MTF accounted for 19% of revenue for each of the three and six months ended June 30, 2006.
11. Other Expenses
In March 2007 and 2006, the Company received $125 in each period related to contingent consideration payments from the sale in 2002 of a foreign operation. All contingent consideration payments have now been made pursuant to the agreement.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
Results of Operations
Critical Accounting Policies and Estimates
The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate the estimates and may adjust them based upon the latest information available. These estimates generally include those related to product returns, bad debts, inventories, deferred processing costs, excess and obsolescence, long-lived assets, asset retirement obligations, income taxes, stock-based compensation, contingencies and litigation. We base the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our accounting practices are discussed in more detail in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2006.
Operating Segment Realignment and Adoption of Accounting Principle
Effective December 31, 2006, we realigned our operating segments to be more reflective of our business strategies, technology and product development activities and distribution efforts. All segmental information included elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the new operating segments. All prior year information included herein has been restated in line with the new operating segments.
On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Staff Position Aug Air-1, “Accounting for Planned Major Maintenance Activities” (“AIR-1”). AIR-1 prohibits the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. We have a planned major maintenance activity associated with our annual plant shutdowns.
The provisions of AIR-1 require that prior period financial information must be restated to reflect the impact of AIR-1 in the earliest period presented. The adoption of the provisions of AIR-1 does not have any impact on our historical annual financial position, results of operations or cash flows, but does impact our interim financial results. For a further discussion, see Note 1 of “Notes to Unaudited Condensed Consolidated Financial Statements” contained elsewhere herein.

Net Income

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(dollars in thousands,	2007	2006	Change	Change	2007	2006	Change	Change
except per share amounts)		(Restated)				(Restated)

Net income	$855	$1,112	$(257)	(23)%	$207	$1,611	$(1,404)	(87)%
Earnings per share:
Basic	$.05	$.06			$.01	$.09
Diluted	$.05	$.06			$.01	$.09

The net income in the second quarter and first half of 2007 was generated from increased revenues, which resulted in improved gross profit contribution, partially offset by an increase in operating expenses, including the costs associated with our distribution effectiveness investments which we estimate will have an annual cost of $4.0 million. Net income for both periods in 2007 was negatively impacted by the costs associated with our annual plant shutdown, which was reflected in our financial results in the third quarter of 2006. Net income for the six months ended June 30, 2007 was also negatively impacted by the first quarter charges of $1.1 million for the settlement of certain litigation, partially offset by an additional consideration payment related to one of our subsidiaries which was sold in 2002.
Net income for the second quarter and the six months ended June 30, 2006 was principally generated as a result of improved gross margins, lower operating expenses, gains related to changes in exchange rates on foreign transactions denominated in US dollars, principally intercompany debt, and an additional consideration payment, partially offset by an increase in interest expense related to the capital lease obligations for our principal processing facility.
Revenue
For the second quarter of 2007 and the six months ended June 30, 2007, revenue increased 5% and 3%, respectively, as compared to revenue in the three and six months ended June 30, 2006. The following table details the components of our revenue by product segment for the periods presented:

	Three Months Ended				Six Months Ended
	March 31,				June 30,
				Percent				Percent
	2007	2006	Change	Change	2007	2006	Change	Change
(dollars in thousands)		(Restated)				(Restated)

DBM	$16,161	$14,348	$1,813	13%	$31,643	$29,322	$2,321	8%
Traditional Tissue	4,558	4,361	197	5%	9,169	8,115	1,054	13%
Spinal Allograft	3,221	3,573	(352)	(10)%	6,009	7,609	(1,600)	(21)%
Hybrid Synthetic	408	395	13	3%	641	613	28	5%
Client Services	1,944	2,463	(519)	(21)%	3,872	4,383	(511)	(12)%
Other Product Lines	178	142	36	25%	353	320	33	10%

	$26,470	$25,282	$1,188	5%	$51,687	$50,362	$1,325	3%

DBM Segment revenue, which consists of Grafton® DBM revenue, revenue from the Xpanse™ Bone Inserts and revenue from the processing of two private label DBMs, increased 13% in the second quarter of 2007 and 8% during the six months ended June 30, 2007 as compared to the same periods in 2006, primarily as a result of increased unit volumes. Grafton® DBM revenue increased 8% and 2%, respectively, for the three and six months ended June 30, 2007, as compared to the same periods in 2006, as a result of an increase in worldwide unit sales volume. Revenue from private label DBM tissue forms increased 52% in the second quarter of 2007 and 47% in the six months ended June 30, 2007 compared to the same periods in 2006, and revenue from Xpanse™ Bone Inserts increased 53% and 72% for the second quarter and first half of 2007 compared to the corresponding periods in 2006, primarily due to increased unit volumes.
Revenue from the worldwide distribution of traditional allograft bone tissue grafts increased 5% in the second quarter of 2007 and 13% in the six months ended June 30, 2007 compared to the same respective periods in 2006. The increase in revenue is primarily attributable to an increase in domestic average selling prices and increased international sales volumes. In 2007, we expect to continue to expand our international traditional tissue business over 2006 levels, but expect our domestic traditional tissue revenue to remain relatively flat as we match unit sales demand with allograft bone tissue supply.
Revenue in the Spinal Allograft Segment declined 10% and 21%, respectively, in the three and six months ended June 30, 2007 compared to the same periods in 2006 primarily due to a decrease in unit sales volume. We anticipate that our annual Graftech® Bio-implant revenue will decline slightly in 2007 from the levels realized in 2006.
Revenue in the Hybrid/Synthetic Segment represented sales of our GraftCage® Spacers and Plexur™ P Biocomposite, which were introduced in 2006 and 2007, respectively. Plexur™ P Biocomposite contributed $.2 million to revenue growth in both the three and six months ended June 30, 2007. We do not anticipate revenue from the distribution of GraftCage® Spacers to be a significant contributor to our future revenue streams.
Service fees generated by the processing of allograft bone tissue for our clients, mainly the Musculoskeletal Transplant Foundation (“MTF”), for the three and six months ended June 30, 2007 declined 21% and 12%, respectively, compared to the prior year periods. We anticipate revenues in the Client Services Segment will decline as we process fewer donors for MTF. We expect our contractual agreements with MTF will expire at the end of 2008 and, therefore, expect revenues in this segment to be an insignificant part of our revenue in 2009.
In the second quarter of 2007, MTF accounted for $4.1 million, or 15% of revenue. MTF accounted for $4.7 million, or 19% of revenue, for the three months ended June 30, 2006. In the six months ended June 30, 2007, MTF accounted for $8.6 million, or 17% of revenue and accounted for $9.7 million, or 19% of revenue, for the six months ended June 30, 2006.
Gross Margin

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
(dollars in thousands)		(Restated)		(Restated)

Gross profit	$12,790	$12,403	$25,107	$24,239

Gross margin	48%	49%	49%	48%

In the second quarter of 2007, gross margin decreased from gross margin levels in the second quarter of 2006, primarily due to costs of $.3 million associated with our annual processing environment shutdown, which in 2006 occurred during the third quarter. In the six months ended June 30, 2007, gross margins increased over gross margin levels in the prior year period primarily due to the benefits from our productivity initiatives. We anticipate continuing improvement in our gross margin in the second half of 2007.

Operating Expenses

	Three Months Ended					Six Months Ended
	June 30,					June 30,
				Percent				Percent
(dollars in thousands)	2007	2006	Change	Change	2007	2006	Change	Change

Marketing, selling and general and administrative	$10,513	$10,009	$504	5%	$22,290	$20,105	$2,185	11%
Research and development	1,202	1,143	59	5%	2,279	2,315	(36)	(2)%

Total	$11,715	$11,152	$563	5%	$24,569	$22,420	$2,149	10%

Marketing, selling and general and administrative expenses increased 5% and 11% in the second quarter and first half of 2007 when compared to the same respective periods in 2006, principally due to our investment in improving worldwide distribution effectiveness and, in the first quarter of 2007, the costs associated with the settlement of and legal fees incurred in connection with certain litigation.
In the second quarter of 2007, research and development expenses increased 5% but declined 2% in the six months ended June 30, 2007, primarily due to the timing associated with certain research activities and studies. We anticipate that our research and development expenditures will increase during the remainder of 2007 as we continue to focus our efforts on the development of technologies and products.
Operating Income

	Three Months Ended					Six Months Ended
	June 30,					June 30,
				Percent				Percent
(dollars in thousands)	2007	2006	Change	Change	2007	2006	Change	Change

DBM Segment	$4,471	$3,912	$559	14%	$7,510	$8,819	$(1,309)	(15)%
Traditional Tissue Segment	528	1,810	(1,282)	(71)%	1,927	2,332	(405)	(17)%
Spinal Allograft Segment	701	607	94	15%	1,022	1,277	(255)	(20)%
Hybrid/Synthetic Segment	(43)	(108)	65	(60)%	(1)	(133)	132	99%
Client Services Segment	1,427	1,228	199	16%	3,005	1,720	1,285	75%
Other Product Lines	40	118	(78)	(66)%	178	100	78	78%

	7,124	7,567	(443)	(6)%	13,641	14,115	(474)	(3)%
Corporate	(6,049)	(6,316)	267	4%	(13,103)	(12,296)	(807)	(7)%

Operating income	$1,075	$1,251	$(176)	(14)%	$538	$1,819	$(1,281)	(70)%

Total product segment operating income for the three months ended June 30, 2007 declined 6% compared to the same period in 2006 as a result of the costs for the previously discussed annual processing environment shutdown and distribution effectiveness initiatives. Costs and expenses associated with corporate declined in the second quarter of 2007 from the second quarter of 2006 mainly due to our management of such expenses.
During the six months ended June 30, 2007, operating income from the product segments declined 3% compared to the same period in 2006 primarily as a result of the costs associated with our distribution effectiveness initiatives and processing environment shutdown. Costs and expenses associated with corporate increased in the six months ended June 30, 2007 from the prior year period as a result of the costs and legal fees associated with certain litigation that was settled in the first quarter of 2007.
We are focusing our efforts in 2007 on our “core” products, which are included in the DBM and Hybrid/Synthetic Segments. In doing so, more resources are being allocated to these segments resulting in increased costs and expenses, which we anticipate will be offset by revenue increases as a result of our strategies and initiatives. A portion of these increased costs and expenses had been reflected in the Traditional Tissue and Client Services Segments in 2006. As a result of this reallocation of resources, costs and expenses in the Traditional Tissue and Client Services Segments have declined. We anticipate these trends will continue throughout 2007.
Other Expense
Other expense in the second quarter of 2007 of $.3 million is principally the result of $.4 million in interest expense associated with our capital lease obligation, partially offset by interest income of $.3 million on invested cash balances, and foreign currency translation losses primarily related to intercompany debt. In the second quarter of 2006, other expenses consisted of interest expense of $.4 million related to our capital lease obligation, partially offset by interest income of $.2 and foreign currency translation gains of $.2 million primarily related to intercompany debt.
Other expense was $.3 million in the first half of 2007 compared to $29,000 in the first half of 2006. While interest expense associated with our capital lease obligation in both periods was relatively constant, interest income on the investment of available cash balances increased $.2 million in the first half of 2007 over 2006. During the first half of 2007, we realized foreign currency translation losses of $.1 million compared to a gain of $.4 million in the 2006 period, primarily related to intercompany debt.
Income Tax Provision
For the six months ended June 30, 2007, we recorded a tax provision due to income generated by our French subsidiary, which was not offset by tax benefits from our domestic and Bulgarian operations since we continue to provide full valuation allowances for these tax benefits. We continue not to recognize any federal, state or certain foreign tax benefits, which were subject to full valuation allowances in accordance with FASB Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”, due to our continued assessment as to our ability to realize such benefits. We intend to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of any valuation allowances that we have established.
At June 30, 2006, we provided a provision for domestic federal income taxes and for the majority of our domestic state income taxes, primarily related to state income taxes in New Jersey, which were fully offset by prior year net operating loss carryforwards, which carried a full valuation allowance.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return. The provisions of FIN 48 were effective for us beginning January 1, 2007. Under FIN 48, the tax benefit from an uncertain tax position is to be recognized when it is more likely than not, based on the technical merits of the position, that the position will be sustained on examination by the taxing authorities. Additionally, the amount of the tax benefit to be realized is the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and financial statement disclosure.
Upon the adoption of FIN 48 on January 1, 2007, we identified uncertain tax positions that do not materially effect our financial position or results of operations as the impact of such uncertain tax positions are substantially offset by available operating loss carryforwards. Separately, we have determined that it is necessary for us to amend certain previously filed U.S. Federal and state tax returns. As a result of the intended filing of the amended returns, our available net operating loss carryforwards for Federal income tax purposes are expected to increase by approximately $4.2 million, all of which will be offset by valuation allowances, and a refund may be available for previously paid state income taxes which will impact our effective tax rate.
It is expected that the amount of unrecognized tax benefits and uncertain tax positions will change in the next twelve months due to our filing of amended Federal and state tax returns, expiring statutes of limitation and audit activity; however; we do not anticipate the change will have a significant impact on our result of operations or financial position.

We have elected under FIN 48 to continue with our prior policy to classify interest and penalties related to income taxes as income taxes in our financial statements. No interest or penalties have been recognized in the financial statements upon the adoption of FIN 48.
We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2003 through 2006 tax years generally remain subject to examination by federal and most state authorities including, but not limited to, the United States, France, Bulgaria and New Jersey and our 2003 through 2005 Federal tax returns are currently under examination by the Internal Revenue Service.
Liquidity and Capital Resources
At June 30, 2007, we had cash and cash equivalents of $19.4 million compared to $17.9 million at December 31, 2006. Working capital increased to $55.0 million at June 30, 2007 compared to $52.7 million at December 31, 2006. The increase in working capital in the six months ended June 30, 2007 resulted primarily from an increase in cash, accounts receivable and deferred processing costs, partially offset by an increase in accounts payable and accrued liabilities.
Net cash provided by operating activities was $2.2 million in the six months ended June 30, 2007 compared to $1.7 million in the same period of 2006. The improvement resulted primarily from our ability to reduce our investment in working capital.
Net cash used in investing activities of $1.2 million and $1.4 million for the six months ended June 30, 2007 and 2006, respectively, was utilized for capital expenditures and patents. For the six months ended June 30, 2007, net cash provided by financing activities was related to the proceeds from the exercise of stock options and the sale of common stock pursuant to our employee stock purchase plan, partially offset by principal payments on our capital lease obligations. Net cash used by financing activities for the six months ended June 30, 2006 was primarily due to principal payments on our capital lease obligation, partially offset by the proceeds from the exercise of stock options and the sale of common stock pursuant to our employee stock purchase plan.
In February 2007, we entered into a $5.0 million line of credit with a banking institution. The line of credit effectively makes $1.0 million available, since all amounts borrowed over $1.0 million are required to be cash collateralized. The line of credit expires in February 2008 and is secured by accounts receivable. Borrowings under the line of credit bear interest at the prime rate or LIBOR plus 1.75%. The line of credit includes certain financial and operational covenants. At June 30, 2007, we had not borrowed any amounts under this facility and complied with all of the covenants.
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
Contractual Obligations
Other than the matter discussed below, there were no material changes in our contractual obligations during the six months ended June 30, 2007 from that disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006.
On May 14, 2007, we expanded our tissue supply relationship with Community Blood Center d/b/a/ Community Tissue Services (“CTS”), an Ohio non-profit organization. We first entered into an agreement with CTS in March 2006 under which CTS agreed to supply us a specific number of cortical bone tissues each month. In February 2007, the parties amended the agreement to more than double the number of cortical bone tissues to be supplied to us by CTS each month. In May 2007, CTS agreed to supply us with an annual minimum number of whole donors. The initial five-year term of the agreement began in March 2006 and will automatically renew for successive two-year terms unless terminated by either party six months prior to renewal.

As a result of the aforementioned contract modifications and expected normal price increases, the following table summarizes the increases in our aggregate contractual obligations for tissue supply agreements from that disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006:

Less Than One Year	$1.5 million
Years 2-3	$8.1 million
Years 4-5	$4.9 million
After 5 years	—
Total	$14.5 million
Impact of Inflation and Foreign Currency Exchange Fluctuations
Results of operations for the periods discussed above have not been materially affected by inflation or foreign currency fluctuations related to the translation of financial statements denominated in foreign currency to US dollars. Loss related to changes in exchange rates on foreign transactions denominated in US dollars, principally intercompany debt, were $.1 for the three and six months ended June 30, 2007. For the three and six months ended June 30, 2006 gains related to changes in exchange rates on foreign transactions denominated in US dollars, principally intercompany debt, were $.2 million and $.4 million, respectively.
Litigation
We are involved in various legal proceedings. For a discussion of these matters see, Note 15 of “Notes to Consolidated Financial Statements” and Part II, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2006. Other than the matters previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, there were no material developments that occurred during the six months ended June 30, 2007 in the lawsuits reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. We are not aware of any other material matters or legal proceedings initiated against us during the first six months of 2007 other than the matter discussed in Part II. Item 1. Legal Proceedings in this Quarterly Report on Form 10-Q.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding our exposure to certain market risks, see Item 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no significant changes in our market risk exposures since the fiscal 2006 year-end.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2007 related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2007.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act, during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
There were no material developments that occurred during the three months ended June 30, 2007 in the proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2007. We are not aware of any other material legal proceedings initiated against us during the first six months of 2007 other than the matter discussed below.
Eddie Don Glenn v. Osteotech, Inc.
On May 24, 2007, plaintiff Eddie Don Glenn sued several defendants, including Dr. Patrick Chan and us, in the circuit court of White County, Arkansas. Plaintiff alleges that Dr. Chan performed unnecessary and inappropriate surgical procedures on plaintiff, that Dr. Chan used products supplied by us in the procedures, that we gave or allowed kickbacks and bribes, and that the Company conspired to split commissions for sales generated by Dr. Chan’s surgeries. Based on these allegations, plaintiff asserts claims for negligent supervision, negligence, intentional wrongdoing, and the tort of outrage. Plaintiff seeks unspecified damages. On June 22, 2007, the company filed a motion to dismiss this case.
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
(a) An annual meeting of stockholders of Osteotech, Inc. was held on June 21, 2007.
(c) The matters voted upon at the annual meeting and the results of the voting are set forth below:
     i) With respect to the election of Directors of Osteotech, each person named below was elected at the annual meeting to serve a term of one year or until the next annual meeting of stockholders. They constitute the entire board of directors of Osteotech. Each received the following number of votes:

Director	For	Withheld
Kenneth P. Fallon, III	13,807,511	306,450
Stephen S. Galliker	13,507,576	606,385
Robert W. Gunn	13,642,584	471,377
Sam Owusu-Akyaw	13,836,435	277,526
Robert J. Palmisano	13,646,816	467,145
James M. Shannon	13,983,151	130,810
     (ii) With respect to a proposal to adopt the 2007 Stock Incentive Plan, the stockholders voted 7,363,755 shares in favor, 967,307 shares against and 44,773 shares abstained. Broker non-votes were 5,738,126. This proposal received the vote required by Delaware General Corporation Law (“DGCL”) and the Company’s by-laws for approval (i.e. the affirmative vote of a majority of the shares of common stock represented in person or by proxy at the annual meeting and entitled to vote on the proposal). Broker non-votes were not counted in determining the number of shares necessary for the approval of this proposal.
     (iii) With respect to a proposal to ratify the appointment of BDO Seidman, LLP as Osteotech’s independent registered public accounting firm for the year ending December 31, 2007, the stockholders voted 13,937,045 shares in favor, 145,578 shares against and 31,338 shares abstained. Broker non-votes were not applicable. This proposal received the vote required by DGCL and the Company’s by-laws for approval (i.e. the affirmative vote of a majority of the shares of common stock represented in person or by proxy at the annual meeting and entitled to vote on the proposal).
Item 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit		Page
Number	Description	Number
10.1	Second Amendment to Tissue Recovery Agreement between the Company and Community Blood Center dated May 14, 2007*	+

10.2	Third Amendment to Tissue recovery Agreement between the Company and Community Blood Center dated May 14, 2007*	+

10.3	Fourth Amendment to Tissue Recovery Agreement between the Company and Community Blood Center dated May 14, 2007*	+

10.4	2007 Stock Incentive Plan**	+

10.5	1991 Independent Directors Stock Option Plan, as amended**	+

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

+	Filed herewith.

*	Portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request.

**	Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 601(b)(10)(ii)(A) or (iii) of Regulation S-K

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2007		Osteotech, Inc.

(Registrant)
Date: August 6, 2007	By:	/s/Sam Owusu-Akyaw
Sam Owusu-Akyaw
President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2007	By:	/s/Mark H. Burroughs
Mark H. Burroughs
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)