Form 10-Q
period 2007-09-30
OSTEOTECH INC
filed 2007-11-06
CIK 874734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2007.
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $.01 par value, outstanding as of November 5, 2007 was 17,656,048.

OSTEOTECH, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
OSTEOTECH, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$20,840	$17,946
Accounts receivable, net of allowance of $568 in 2007 and $488 in 2006	19,194	18,507
Deferred processing costs	32,038	29,067
Inventories	879	1,005
Prepaid expenses and other current assets	2,817	2,795

Total current assets	75,768	69,320
Property, plant and equipment, net	33,980	36,340
Other assets	6,061	7,373

Total assets	$115,809	$113,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$17,286	$15,861
Current maturities of capital lease obligation	786	727

Total current liabilities	18,072	16,588
Capital lease obligation	14,279	14,876
Other liabilities	5,789	7,716

Total liabilities	38,140	39,180

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding 17,649,975 shares in 2007 and 17,396,775 shares in 2006	176	174
Additional paid-in capital	67,471	65,784
Accumulated other comprehensive income	1,430	1,114
Retained earnings	8,592	6,781

Total stockholders’ equity	77,669	73,853

Total liabilities and stockholders’ equity	$115,809	$113,033

See accompanying notes to condensed consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)

Revenue	$25,651	$23,448	$77,338	$73,810

Cost of revenue	11,443	11,994	38,023	38,117

Gross profit	14,208	11,454	39,315	35,693

Marketing, selling and general and administrative	11,051	9,751	33,341	29,856
Research and development	1,178	1,192	3,457	3,507

	12,229	10,943	36,798	33,363

Operating income	1,979	511	2,517	2,330

Other expenses:
Interest income	244	197	756	522
Interest expense	(401)	(416)	(1,215)	(1,260)
Other	(208)	(131)	(186)	359

	(365)	(350)	(645)	(379)

Income before income taxes	1,614	161	1,872	1,951

Income tax provision (benefit)	10	(74)	61	105

Net income	$1,604	$235	$1,811	$1,846

Earnings per share:
Basic	$.09	$.01	$.10	$.11
Diluted	$.09	$.01	$.10	$.11
Shares used in computing earnings per share:
Basic	17,573,134	17,295,314	17,494,807	17,281,703
Diluted	17,990,101	17,352,420	17,858,501	17,356,109

See accompanying notes to condensed consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2007	2006
		(Restated)

Cash Flow From Operating Activities
Net income	$1,811	$1,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,026	4,537
Stock-based compensation expense	496	162
Changes in current assets and liabilities:
Accounts receivable	(687)	(1,858)
Deferred processing costs	(2,086)	(215)
Inventories	126	108
Prepaid expenses and other current assets	(22)	328
Note receivables from patent litigation settlement	750	750
Accounts payable and other liabilities	(548)	(2,105)

Net cash provided by operating activities	3,866	3,553

Cash Flow From Investing Activities
Capital expenditures	(1,488)	(1,509)
Other, net	(189)	(468)

Net cash used in investing activities	(1,677)	(1,977)

Cash Flow From Financing Activities
Proceeds from issuance of common stock	1,193	186
Principal payments on capital lease obligation	(538)	(485)

Net cash provided by (used in) financing activities	655	(299)

Effect of exchange rate changes on cash	50	131

Net increase in cash and cash equivalents	2,894	1,408
Cash and cash equivalents at beginning of period	17,946	13,484

Cash and cash equivalents at end of period	$20,840	$14,892

Supplementary cash flow data:
Cash paid during the period for interest	$1,216	$1,260
Cash paid during the period for taxes	$114	$76

See accompanying notes to condensed consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
1. Basis of Presentation
General
The accompanying condensed consolidated financial statements included herein, other than the condensed consolidated balance sheet at December 31, 2006, are unaudited and reflect all adjustments (consisting only of normal recurring accruals) considered necessary by management for a fair statement of consolidated financial position as of September 30, 2007 and the consolidated results of operations for the three and nine months ended September 30, 2007 and 2006 and consolidated cash flows for the nine months ended September 30, 2007 and 2006. The results of operations and cash flows for the respective interim periods are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which were included as part of Osteotech, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2006 and Osteotech’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007.
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
The provisions of AIR-1 require that prior period financial information must be restated to reflect the impact of AIR-1 in the earliest period presented. The adoption of the provisions of AIR-1 does not have any impact on the Company’s historical annual financial position, results of operations or cash flows, but does impact the interim financial results. The adoption of AIR-1 decreased each of operating income and net income by $116 for the three months ended September 30, 2006, and increased each of operating income and net income by $484 for the nine months ended September 30, 2006. Earnings per share decreased $.01 and increased $.03 for the three and nine months ended September 30, 2006, respectively.
2. Recent Accounting Pronouncements
In June 2007, Emerging Issues Task Force No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”) was issued. EITF 07-3 requires capitalization of nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities and recognition of expense as the related goods are delivered or services are rendered. The provisions of EITF 07-3 are effective beginning January 1, 2008 and are to be applied prospectively. The effect of adoption of EITF 07-03 on the Company’s financial position and results of operations is not expected to be material.
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159). SFAS No. 159 is effective January 1, 2008 and permits companies to choose to measure certain financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
reporting date. The effect of adoption of SFAS No. 159 on the Company’s financial position and results of operations is not expected to be material.
3. Deferred Processing Costs
Deferred processing costs consist of the following:

	September 30,	December 31,
	2007	2006

Unprocessed donor tissue	$14,191	$11,957
Tissue in process	5,807	5,533
Implantable donor tissue	12,040	11,577

	$32,038	$29,067

Unprocessed donor tissue represents the value of such allograft bone tissue expected to be processed by the Company during the next twelve months. Unprocessed donor tissue expected to be processed in periods subsequent to one year of $1,655 and $2,540 at September 30, 2007 and December 31, 2006, respectively, was reflected in other assets.
3. Inventories
Inventories consist of the following:

	September 30,	December 31,
	2007	2006

Supplies	$258	$187
Raw materials	513	489
Finished goods	108	329

	$879	$1,005

4. Stock Compensation Plans
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

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
The following table details certain information concerning the Company’s stock based compensation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Grants:
RSUs	459,200	5,000	515,700	40,000
Stock options	0	0	0	45,000

Non-cash compensation expense recognized in statements of operations	$265	$44	$496	$162

Non-cash share-based compensation resulted in no tax benefit to the Company as a result of the Company providing a full valuation reserve on all deferred tax assets. At September 30, 2007, the unrecorded non-cash fair value based compensation with respect to unvested share-based awards was $3,772 and the weighted average period over which that compensation will be charged to operations is 1.8 years.
The weighted average fair value of RSUs issued during both the three and nine months ended September 30, 2007 was $7.26 and, $3.81 and $3.92 for the three and nine months ended September 30, 2006, respectively.
At September 30, 2007, the aggregate intrinsic value of options outstanding and options exercisable was $2,886 and $2,773, respectively. The weighted average remaining contractual term of options outstanding and options exercisable at September 30, 2007 was 5.1 years and 5.0 years, respectively. The aggregate intrinsic value represents the total pre-tax value, based on the Company’s average stock price as of September 30, 2007, which would have been received by the option holders had they exercised their in-the-money options as of that date. The intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $309 and $25, respectively.
The fair value of each option granted during the nine months ended September 30, 2006 (no options were granted during the three months ended September 30, 2006 or at any time in 2007) was estimated on the grant-date using the Black-Scholes Model with the following weighted average assumptions:

Nine Months Ended
Weighted Average Assumptions	September 30, 2006

Expected holding period (years)	5
Risk-free interest rate	4.71%
Volatility factor	75%
Dividend yield	0
Annual forfeiture rate	3%
Fair value per share at date of grant	$3.25
At September 30, 2007, 1,238,878 shares of the Company’s common stock are available for future issuance under the Company’s stock compensation plans.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
5. Debt and Financing Agreement
In February 2007, the Company entered into a $5.0 million line of credit with a banking institution. The line of credit effectively makes $1.0 million available, since all amounts borrowed over $1.0 million are required to be cash collateralized. The line of credit expires in February 2008 and is secured by accounts receivable. Borrowings under the line of credit bear interest at the prime rate or LIBOR plus 1.75%. The line of credit includes certain financial and operational covenants. At September 30, 2007, the Company has not borrowed any amounts under this facility and has complied with all of its covenants.
6. Income Taxes
For the three and nine months ended September 30, 2007, the Company had an income tax expense related to certain domestic state income taxes. In 2007, income tax expense for Federal, state and French income taxes were fully offset by net operating loss carryforwards that carried full valuation allowances. The Company continues not to recognize any Federal, state and certain foreign tax benefits, which were subject to full valuation allowances in accordance with FASB Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”, due to our continued assessment as to our ability to realize such benefits. The Company intends to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of any valuation allowances that the Company has established.
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return. Under FIN 48, the tax benefit from an uncertain tax position is to be recognized when it is more likely than not, based on the technical merits of the position, that the position will be sustained on examination by the taxing authorities. Additionally, the amount of the tax benefit to be realized is the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes.
The Company adopted FIN 48 effective January 1, 2007, and identified uncertain tax positions that do not materially effect the Company’s financial position or results of operations as the impact of such uncertain tax positions are substantially offset by available operating losses. Separately, the Company has determined that it is necessary for it to amend certain previously filed Federal and state tax returns. As a result of the intended filing of the amended returns, the Company’s available net operating loss carryforwards for Federal income tax purposes are expected to increase by approximately $4.0 million, all of which are expected to be offset by valuation allowances, and a refund may be available for previously paid state income taxes, which will impact our effective tax rate.
It is expected that the amount of unrecognized tax benefits and uncertain tax positions will change during the next twelve months due to expiring statutes of limitation and audit activity; however, we do not anticipate the change, if any, will have a significant impact on the Company’s result of operations or financial position.
The Company has elected under FIN 48 to continue with the Company’s prior policy to classify interest and penalties related to income taxes as income tax expense in the Company’s financial

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
statements. No interest or penalties have been recognized in the financial statements upon the adoption of FIN 48.
The Company files Federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2003 through 2006 tax years generally remain subject to examination by Federal, foreign and most state authorities including, but not limited to, the United States, France, Bulgaria and New Jersey. The Company’s 2003 through 2005 Federal tax returns are currently under examination by the Internal Revenue Service (“IRS”).
The IRS has notified the Company that it is questioning certain tax deductions taken in 2004 related to the shutdown and abandonment of the Company’s former processing environment and challenging the depreciable life of certain assets. The Company disagrees with and intends to oppose the IRS’s proposed adjustments. The Company does not expect there to be any material impact on its financial position or results of operations. If the Company does not prevail on the matters challenged by the IRS, the Company’s available net operating loss carryforward would be reduced by approximately $3.5 million. Based on the nature of the items challenged by the IRS, such items would be deductible in future periods.
7. Commitments and Contingencies
Litigation
Other than the matters discussed below, or previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, there were no material developments that occurred during the nine months ended September 30, 2007 in the lawsuits reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Except as discussed below, the Company is not aware of any other matters or legal proceedings initiated against the Company during the first nine months of 2007.
Scotty Foster and Linda Foster v. Osteotech, Inc.
On December 13, 2006, plaintiffs Scotty and Linda Foster sued several defendants, including Dr. Patrick Chan and the Company, in the Circuit Court of White County, Arkansas. Plaintiffs allege that Dr. Chan performed unnecessary and inappropriate surgical procedures on Scotty Foster, that Dr. Chan used products from the Company in the procedures, that the Company gave or allowed kick backs and bribes, and that the Company conspired to split commissions for sales generated by Dr. Chan’s surgeries. Based on these allegations, plaintiffs assert claims for negligent supervision, negligence, intentional wrongdoing, and the tort of outrage. Plaintiffs filed an amended complaint containing the same allegations on January 22, 2007. Plaintiffs seek unspecified damages. The Company previously filed a motion to dismiss the case, but the motion to dismiss the case has been denied. The case is now in the discovery phase.
The Company believes the claims made in this case are without merit and intends to vigorously defend itself in this action. The Company maintains certain insurance coverages for lawsuits of this nature and has notified the insurance companies about this action.
Eddie Don Glenn v. Osteotech, Inc.
On May 24, 2007, plaintiff Eddie Don Glenn sued several defendants, including Dr. Patrick Chan and the Company, in the Circuit Court of White County, Arkansas. Plaintiff alleges that Dr. Chan performed unnecessary and inappropriate surgical procedures on plaintiff, that Dr. Chan used products supplied by the Company in the procedures, that the Company gave or allowed kickbacks

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
and bribes, and that the Company conspired to split commissions for sales generated by Dr. Chan’s surgeries. Based on these allegations, plaintiff asserts claims for negligent supervision, negligence, intentional wrongdoing, and the tort of outrage. Plaintiff seeks unspecified damages. The Company previously filed a motion to dismiss the case, but the motion to dismiss the case has been denied. The case is now in the discovery phase.
The Company believes the claims made in this case are without merit and intends to vigorously defend itself in this action. The Company maintains certain insurance coverages for lawsuits of this nature and has notified the insurance companies about this action.
ReSource Tissue Bank v. OST Developpement SA
On August 8, 2007, ReSource Tissue Bank, filed a lawsuit against OST Developpement SA (“OST”), a majority owned subsidiary of the Company, before the Commercial Court of Clermond-Ferrand, France, claiming damages arising from OST’s allegedly unlawful termination of its exclusive distribution agreement. The complaint requests that the Court declare that OST breached the agreement by unilaterally and abusively terminating the agreement, and requests the Court to order OST to pay the plaintiff damages totaling 3,329 euros ($4,734) consisting of (i) 374 euros ($532) for reimbursement of marketing expenses (ii) 2,398 euros ($3,410) for lost profits for the remainder of the normal term of the agreement, (iii) 550 euros ($782) for damage to the distributor’s loss of commercial reputation, and (iv) 7 euros ($10) in legal costs. Additionally, the complaint requests that the Court order OST to repurchase the former distributor’s remaining inventory of products purchased from OST for a purchase price of 90 euros ($128). OST’s response to the complaint is due November 9, 2007.
The Company believes the claims made in this case are without merit and intends to vigorously defend itself in this action.
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
8. Comprehensive Income
Comprehensive income (losses) for the periods indicated is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)

Net income	$1,604	$235	$1,811	$1,846
Currency translation adjustments	381	(283)	316	(13)

Comprehensive income (losses)	$1,985	$(48)	$2,127	$1,833

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
9. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)

Net income available to common stockholders	$1,604	$235	$1,811	$1,846

Denominator for basic earnings per share, weighted average common shares outstanding	17,573,134	17,295,314	17,494,807	17,281,703
Effect of dilutive securities after application of the treasury stock method:
RSUs	80,388	31,630	32,974	11,758
Stock options	336,579	25,476	330,720	62,648

Denominator for diluted earnings per share	17,990,101	17,352,420	17,858,501	17,356,109

Basic earnings per share	$.09	$.01	$.10	$.11

Diluted earnings per share	$.09	$.01	$.10	$.11

For the three and nine months ended September 30, 2007, outstanding options to purchase 720,700 and 728,832 shares of common stock, respectively, were not included in the computation of diluted earnings per share, primarily because the exercise prices of such options were greater than the average market price of the common stock and, therefore, the effect would be antidilutive. For the three and nine months ended September 30, 2006, 2,500,575 and 2,360,575 options to purchase shares of common stock, respectively, were not included.
10. Operating Segments
Effective December 31, 2006, the Company realigned its operating segments to be more reflective of its business strategies, technology and product development efforts and created a Corporate Segment. All prior year information has been restated in line with the new operating segments.
Summarized financial information concerning the Company’s segments is shown in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Restated)		(Restated)

Revenue:
DBM	$17,044	$13,379	$48,687	$42,701
Traditional Tissue	3,963	4,166	13,132	12,281
Spinal Allografts	2,292	3,159	8,301	10,768
Hybrid/Synthetics	528	325	1,169	938
Client Services	1,664	2,289	5,536	6,672
Other	160	130	513	450

	$25,651	$23,448	$77,338	$73,810

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(restated)		(restated)

Operating income (loss):
DBM	$6,499	$3,335	$14,009	$12,154
Traditional Tissue	433	1,982	2,360	4,314
Spinal Allografts	766	195	1,788	1,472
Hybrid/Synthetics	(371)	(364)	(372)	(497)
Client Services	1,167	1,346	4,172	3,066
Other	46	(34)	224	66
Corporate	(6,561)	(5,949)	(19,664)	(18,245)

	$1,979	$511	$2,517	$2,330

For the three and nine months ended September 30, 2007, the Company had one customer, the Musculoskeletal Transplant Foundation (“MTF”), who accounted for 14% and 16%, respectively, of revenue. MTF accounted for 19% of revenue for each of the three and nine months ended September 30, 2006.
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
Results of Operations
Critical Accounting Policies and Estimates
The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate the estimates and may adjust them based upon the latest information available. These estimates generally include those related to product returns, bad debts, inventories, deferred processing costs, excess and obsolescence, long-lived assets, asset retirement obligations, income taxes (including uncertain tax positions), stock-based compensation, contingencies and litigation. We base the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our accounting practices are discussed in more detail in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended December 31, 2006.
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

Net Income

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
(dollars in thousands,
except per share	2007	2006	Change	Percent	2007	2006	Change	Percent
amounts)		(Restated)		Change		(Restated)		Change

Net income	$1,604	$235	$1,369	583%	$1,811	$1,846	$(35)	(2%)
Earnings per share:
Basic	$.09	$.01			$.10	$.11
Diluted	$.09	$.01			$.10	$.11

Net income for the three and nine months ended September 30, 2007, was generated primarily by increased revenues and improved gross margin, which was partially offset by higher operating costs. Net income was negatively impacted by the first quarter charge of approximately $1.1 million for the settlement of certain litigation and favorably impacted by the first quarter gain for an additional consideration payment related to one of our subsidiaries which was sold in 2002. Our investment in distribution effectiveness initiatives and the non-cash compensation expense related to grants of equity awards contributed to the increase in operating expenses.
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
Revenue
For the third quarter of 2007 and the nine months ended September 30, 2007, revenue increased 9% and 5%, respectively, as compared to revenue in the three and nine months ended September 30, 2006. The following table details the components of our revenue by product segment for the periods presented:

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
				Percent				Percent
	2007	2006	Change	Change	2007	2006	Change	Change
(dollars in thousands)		(restated)				(restated)

DBM	$17,044	$13,379	$3,665	27%	$48,687	$42,701	$5,986	14%
Traditional Tissue	3,963	4,166	(203)	(5)%	13,132	12,281	851	7%
Spinal Allograft	2,292	3,159	(867)	(27)%	8,301	10,768	(2,467)	(23)%
Hybrid/Synthetic	528	325	203	62%	1,169	938	231	25%
Client Services	1,664	2,289	(625)	(27)%	5,536	6,672	(1,136)	(17)%
Other Product Lines	160	130	30	23%	513	450	63	14%

	$25,651	$23,448	$2,203	9%	$77,338	$73,810	$3,528	5%

The DBM and Hybrid/Synthetic Segments compose our “core products” and are designated as such because they are the focus of our research and development initiatives and we believe they offer us the highest potential for revenue growth and profitability improvement. Accordingly, we anticipate that our strategic efforts will be focused on expanding domestic and international markets for our current “core products” as well as the new products we are and will be developing.

DBM Segment revenue, which consists of Grafton® DBM revenue, revenue from the Xpanse™ Bone Inserts and revenue from the processing of two private label DBMs, increased 27% in the third quarter of 2007 and 14% during the nine months ended September 30, 2007 as compared to the same periods in 2006, primarily as a result of increased unit volumes. Grafton® DBM revenue increased 14% and 6% for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006, as a result of an increase in unit sales volume. Revenue from private label DBM tissue forms increased 149% in the third quarter of 2007 and 81% in the nine months ended September 30, 2007 compared to the same periods in 2006, and revenue from Xpanse™ Bone Inserts increased 56% and 66% for the third quarter and nine months ended September 30, 2007, respectively, compared to the corresponding periods in 2006, primarily due to increased unit volumes.
Revenue in the Hybrid/Synthetic Segment represented sales of our GraftCage® Spacers and Plexur™ P Biocomposite, which were introduced in 2006 and 2007, respectively. Plexur™ P Biocomposite contributed $.4 million and $.6 million, respectively, to revenue growth in the three and nine months ended September 30, 2007. We do not anticipate revenue from the distribution of the GraftCage® Spacers to be a significant contributor to our future revenue streams.
Traditional Tissue Segment revenue from the worldwide distribution of allograft bone tissue grafts declined 5% in the third quarter of 2007 but increased 7% for the nine months ended September 30, 2007 compared to the same respective periods in 2006. The decline in third quarter 2007 traditional tissue revenues resulted from declines in both domestic and international unit sales as well as declines in domestic pricing. In 2007, we expect to continue to expand our international traditional tissue business over 2006 levels, but expect our domestic traditional tissue revenue to remain relatively flat as we match unit sales demand with allograft bone tissue supply.
Revenue in the Spinal Allograft Segment declined 27% and 23% in the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006 primarily due to a decrease in unit sales volume. We anticipate that our annual Graftech® Bio-implant revenue will decline in 2007 from the levels realized in 2006.
Service fees generated by the processing of allograft bone tissue for our clients, mainly the Musculoskeletal Transplant Foundation (“MTF”), for the three and nine months ended September 30, 2007 declined 27% and 17%, respectively, compared to the prior year periods. We anticipate revenues in the Client Services Segment will decline as we process fewer donors for MTF. Our contractual agreements with MTF will expire at the end of 2008 and, therefore, we expect revenues in this segment to be an insignificant part of our revenue in 2009.
In the third quarter of 2007, MTF accounted for $3.7 million, or 14% of revenue. MTF accounted for $4.5 million, or 19% of revenue, for the three months ended September 30, 2006. In the nine months ended September 30, 2007, MTF accounted for $12.4 million, or 16% of revenue and accounted for $14.2 million, or 19% of revenue, for the nine months ended September 30, 2006.
Gross Margin

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
(dollars in thousands)		(Restated)		(Restated)

Gross profit	$14,208	$11,454	$39,315	$35,693
Gross margin	55%	49%	51%	48%

Gross margin for the three and nine months ended September 30, 2007, increased over the gross margin for the three and nine months ended September 30, 2006, primarily as a result of increased production volumes to support the increase in unit sales volumes and our productivity initiatives, which have resulted in improved efficiencies and better utilization of allograft tissue. In 2007, the shutdown of our processing facility for preventative maintenance occurred in the second quarter, while such activity occurred in the third quarter of 2006. The cost of our annual shutdown impacts gross margin by approximately one percentage point in the quarter in which the activity takes place. We expect gross margin for the fourth quarter of 2007 to approximate the gross margin realized in the three months ended September 30, 2007.
Operating Expenses

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
				Percent				Percent
(dollars in thousands)	2007	2006	Change	Change	2007	2006	Change	Change

Marketing, selling and general and administrative	$11,051	$9,751	$1,300	13%	$33,341	$29,856	$3,485	12%
Research and development	1,178	1,192	(14)	(1)%	3,457	3,507	(50)	(1)%

Total	$12,229	$10,943	$1,286	12%	$36,798	$33,363	$3,435	10%

Marketing, selling and general and administrative expenses increased 13% and 12% in the third quarter and the nine months ended September 30, 2007 when compared to the same respective periods in 2006, principally due to our investment in improving worldwide distribution effectiveness, the non-cash compensation costs associated with our equity award programs and, in the first quarter of 2007, the costs associated with the settlement of and legal fees incurred in connection with certain litigation. We expect that marketing, selling and general and administration expenses in the fourth quarter of 2007 will be slightly higher than such expense levels in the third quarter of 2007 due to increased marketing costs and non-cash compensation expense for our equity award programs.
In the third quarter of 2007, and nine months ended September 30, 2007, research and development expenses declined slightly from the prior year periods, primarily due to the timing associated with certain research activities and studies. We anticipate that our research and development expenditures will increase between $.4 million and $.6 million in 2008 as we continue to focus our efforts on the development of new technologies and products.
Operating Income

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
				Percent				Percent
(dollars in thousands)	2007	2006	Change	Change	2007	2006	Change	Change

DBM Segment	$6,499	$3,335	$3,164	95%	$14,009	$12,154	$1,855	15%
Traditional Tissue Segment	433	1,982	(1,549)	(78)%	2,360	4,314	(1,954)	(45)%
Spinal Allograft Segment	766	195	571	293%	1,788	1,472	316	21%
Hybrid/Synthetic Segment	(371)	(364)	(7)	2%	(372)	(497)	125	(25)%
Client Services Segment	1,167	1,346	(179)	(13)%	4,172	3,066	1,106	36%
Other Product Lines	46	(34)	80	235%	224	66	158	239%

	8,540	6,460	2,080	32%	22,181	20,575	1,606	8%
Corporate	(6,561)	(5,949)	(612)	(10)%	(19,664)	(18,245)	(1,419)	(8)%

Operating income	$1,979	$511	$1,468	287%	$2,517	$2,330	$187	8%

Total product segment operating income for the three and nine months ended September 30, 2007 increased 32% and 8%, respectively, compared to the same periods in 2006 as a result improved gross margin, which was partially offset by the cost of our distribution effectiveness initiatives.
Costs and expenses associated with corporate increased in the third quarter of 2007 from the third quarter of 2006 mainly due to non-cash compensation costs for our equity award programs. Costs and expenses associated with corporate increased in the nine months ended September 30, 2007 from the prior year period principally as a result of the aforementioned cost increases and the costs and legal fees associated with certain litigation that was settled in the first quarter of 2007.
We are focusing our efforts in 2007 on our “core” products, which are included in the DBM and Hybrid/Synthetic Segments. In doing so, more resources are being allocated to these segments resulting in increased costs and expenses, which we anticipate will be offset by revenue increases as a result of our strategies and initiatives. A portion of these costs and expenses had been reflected in the Traditional Tissue and Client Services Segments in 2006. As a result of this reallocation of resources, costs and expenses in the Traditional Tissue and Client Services Segments have declined. We anticipate these trends will continue throughout 2007. We have elected to strategically move away from our non-core products, because we believe that a substantially higher return on investment will be realized by focusing on our core segments. We anticipate that in our core segments, revenues will grow both domestically and internationally with a sustainable higher gross margin, generating operating income supplanting that which could be earned in the non-core segments.
Other Expense
Other expense in the third quarter of 2007 of $.4 million is principally the result of $.4 million in interest expense associated with our capital lease obligation, partially offset by interest income of $.2 million on invested cash balances, and foreign currency translation losses primarily related to intercompany debt. In the third quarter of 2006, other expenses consisted of interest expense of $.4 million related to our capital lease obligation and foreign currency translation losses of $.1 million primarily related to intercompany debt, partially offset by interest income of $.2 million.
Other expense was $.6 million in the nine months ended September 30, 2007 compared to $.4 million in the prior year period. While interest expense associated with our capital lease obligation in both periods was relatively constant, interest income on the investment of available cash balances increased $.2 million in 2007 over 2006. During the nine months ended September 30, 2007, we realized foreign currency translation losses of $.3 million compared to a gain of $.2 million in the 2006 period, primarily related to intercompany debt.
Income Tax Provision (benefit)
For the three and nine months ended September 30, 2007, we had an income tax expense related to certain domestic state income taxes. In 2007, income tax expense for Federal, state and French income taxes were fully offset by net operating loss carryforwards that carried full valuation allowances. We continue not to recognize any Federal, state and certain foreign tax benefits, which were subject to full valuation allowances in accordance with FASB Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”, due to our continued assessment as to our ability to realize such benefits. We intend to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of any valuation allowances that we have established.
For the nine months ended September 30, 2006 we had an income tax expenses related mainly to certain domestic state income taxes. For the three months ended September 30, 2006, we had an income tax benefit resulting from our assessment of our tax position at September 30, 2006. At September 30, 2006, we provided a provision for domestic Federal income taxes and for the majority of our domestic state income taxes, primarily related to state income taxes in New Jersey, which were fully offset by prior year net operating loss carryforwards that carried a full valuation allowance.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return. Under FIN 48, the tax benefit from an uncertain tax position is to be recognized when it is more likely than not, based on the technical merits of the position, that the position will be sustained on examination by the taxing authorities. Additionally, the amount of the tax benefit to be realized is the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes.
We adopted FIN 48 effective January 1, 2007, and identified uncertain tax positions that do not materially effect our financial position or results of operations as the impact of such uncertain tax positions are substantially offset by available operating losses. Separately, we have determined that it is necessary for us to amend certain previously filed Federal and state tax returns. As a result of the intended filing of the amended returns, our available net operating loss carryforwards for Federal income tax purposes are expected to increase by approximately $4.0 million, all of which will be offset by valuation allowances, and a refund may be available for previously paid state income taxes which will impact our effective tax rate.
It is expected that the amount of unrecognized tax benefits and uncertain tax positions will change during the next twelve months due to expiring statutes of limitation and audit activity; however; we do not anticipate the change will have a significant impact, if any, on our result of operations or financial position.
We have elected under FIN 48 to continue with our prior policy to classify interest and penalties related to income taxes as income tax expense in our financial statements. No interest or penalties have been recognized in the financial statements upon the adoption of FIN 48.
We file Federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2003 through 2006 tax years generally remain subject to examination by federal and most state authorities including, but not limited to, the United States, France, Bulgaria and New Jersey. Our 2003 through 2005 Federal tax returns are currently under examination by the IRS.
The IRS has notified us that it is questioning certain tax deductions taken in 2004 related to the shutdown and abandonment of our former processing environment and challenging the depreciable life of certain assets. We disagree with and intend to oppose the IRS’s proposed adjustments. We do not expect there to be any material impact on our financial position or results of operations. If we do not prevail on the matters challenged by the IRS, our available net operating loss carryforward would be reduced by approximately $3.5 million. Based on the nature of the items challenged by the IRS, such items would be deductible in future periods.
Liquidity and Capital Resources
At September 30, 2007, we had cash and cash equivalents of $20.8 million compared to $17.9 million at December 31, 2006. Working capital increased to $57.7 million at September 30, 2007 compared to $52.7 million at December 31, 2006. We expect to continue to grow our available cash balance, and as necessary, make additional investments in working capital.
Net cash provided by operating activities was $3.9 million in the nine months ended September 30, 2007 compared to $3.6 million in the same period of 2006. Net cash used in investing activities of $1.7 million and $2.0 million for the nine months ended September 30, 2007 and 2006, respectively, was utilized for capital expenditures and patents. For the nine months ended September 30, 2007, net cash provided by financing activities was related to the proceeds from the exercise of stock options and the sale of common stock pursuant to our employee stock purchase plan, partially offset by principal payments on our capital lease obligations. Net cash used by financing activities for the nine months ended September 30, 2006 was primarily due to principal payments on our capital lease obligation, partially offset by the proceeds from the exercise of stock options and the sale of common stock pursuant to our employee stock purchase plan.

In February 2007, we entered into a $5.0 million line of credit with a banking institution. The line of credit effectively makes $1.0 million available, since all amounts borrowed over $1.0 million are required to be cash collateralized. The line of credit expires in February 2008 and is secured by accounts receivable. Borrowings under the line of credit bear interest at the prime rate or LIBOR plus 1.75%. The line of credit includes certain financial and operational covenants. At September 30, 2007, we had no borrowings under this facility and complied with all of its covenants.
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
Recent Accounting Developments
In June 2007, Emerging Issues Task Force No. 07-3A, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3A”) was issued. EITF 07-3A requires capitalization of nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities and recognition of expense as the related goods are delivered or services are rendered. The provisions of EITF 07-3A are effective beginning January 1, 2008 and are to be applied prospectively. The effect of adoption of EITF 07-03A on our financial position and results of operations is not expected to be material.
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159). SFAS No. 159 is effective January 1, 2008 and permits companies to choose to measure certain financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The effect of adoption of SFAS No. 159 on our financial position and results of operations is not expected to be material.
Contractual Obligations
There were no material changes in our contractual obligations during the nine months ended September 30, 2007 from that disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006 or matters previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
Impact of Inflation and Foreign Currency Exchange Fluctuations
Results of operations for the periods discussed above have not been materially affected by inflation or foreign currency fluctuations related to the translation of financial statements denominated in foreign currency to US dollars. Losses related to changes in exchange rates on foreign transactions denominated in US dollars, principally intercompany debt, were $.1 million and $.3 million for the three and nine months ended September 30, 2007, respectively. For the three and nine months ended September 30, 2006 changes in exchange rates on foreign transactions denominated in US dollars, principally intercompany debt, resulted in a loss of $.1 million and a gain of $.2 million in the respective periods.

Litigation
We are involved in various legal proceedings. For a discussion of these matters see, Note 15 of “Notes to Consolidated Financial Statements” and Part II, Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2006. Other than the matters previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, or discussed in Part II, Item 1. Legal Proceedings in this Quarterly Report on Form 10-Q there were no material developments that occurred during the nine months ended September 30, 2007 in the lawsuits reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. We are not aware of any other material matters or legal proceedings initiated against us during the first nine months of 2007 other than the matter discussed in Part II. Item 1. Legal Proceedings in this Quarterly Report on Form 10-Q.
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
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2007 related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2007.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act, during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Other than the matters discussed below, or previously reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, there were no material developments that occurred during the nine months ended September 30, 2007 in the lawsuits reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Except as discussed below, the Company is not aware of any other matters or legal proceedings initiated against the Company during the first nine months of 2007.
Scotty Foster and Linda Foster v. Osteotech, Inc.
On December 13, 2006, plaintiffs Scotty and Linda Foster sued several defendants, including Dr. Patrick Chan and us, in the Circuit Court of White County, Arkansas. Plaintiffs allege that Dr. Chan performed unnecessary and inappropriate surgical procedures on Scotty Foster, that Dr. Chan used products from us in the procedures that we gave or allowed kick backs and bribes, and that we conspired to split commissions for sales generated by Dr. Chan’s surgeries. Based on these allegations, plaintiffs assert claims for negligent supervision, negligence, intentional wrongdoing, and the tort of outrage. Plaintiffs filed an amended complaint containing the same allegations on January 22, 2007. Plaintiffs seek unspecified damages. We previously filed a motion to dismiss this case, but our motion to dismiss the case has been denied. The case is now in the discovery phase.
We believe the claims made in this case are without merit and intend to vigorously defend ourselves in this action. We maintain certain insurance coverages for lawsuits of this nature and have notified the insurance companies about this action.
Eddie Don Glenn v. Osteotech, Inc.
On May 24, 2007, plaintiff Eddie Don Glenn sued several defendants, including Dr. Patrick Chan and the us, in the Circuit Court of White County, Arkansas. Plaintiff alleges that Dr. Chan performed unnecessary and inappropriate surgical procedures on plaintiff, that Dr. Chan used products supplied by us in the procedures, that we gave or allowed kickbacks and bribes, and that we conspired to split commissions for sales generated by Dr. Chan’s surgeries. Based on these allegations, plaintiff asserts claims for negligent supervision, negligence, intentional wrongdoing, and the tort of outrage. Plaintiff seeks unspecified damages. We previously filed a motion to dismiss this case, but our motion to dismiss the case has been denied. The case is now in the discovery phase.
We believe the claims made in this case are without merit and intend to vigorously defend ourselves in this action. We maintain certain insurance coverages for lawsuits of this nature and have notified the insurance companies about this action.
ReSource Tissue Bank v. OST Developpement SA
On August 8, 2007, ReSource Tissue Bank, filed a lawsuit against OST Developpement SA (“OST”), a majority owned subsidiary of ours, before the Commercial Court of Clermond-Ferrand, France, claiming damages arising from OST’s allegedly unlawful termination of its exclusive distribution agreement. The complaint requests that the Court declare that OST breached the agreement by unilaterally and abusively terminating the agreement, and requests the Court to order OST to pay the plaintiff damages totaling 3,329 euros ($4,734) consisting of (i) 374 euros ($532) for reimbursement of marketing expenses (ii) 2,398 euros ($3,410) for lost profits for the remainder of the normal term of the agreement, (iii) 550 euros ($782) for damage to the distributor’s loss of commercial reputation, and (iv) 7 euros ($10) in legal costs. Additionally, the complaint requests that the Court order OST to repurchase the former distributor’s remaining inventory of products purchased from OST for a purchase price of 90 euros ($128). OST’s response to the complaint is due November 9, 2007. We believe the claims made in this case are without merit and we intend to vigorously defend ourselves in this action.
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
Item 5. OTHER INFORMATION
On August 1, 2007, the Compensation Committee of Osteotech’s Board of Directors (the “Committee”) approved the form of Restricted Stock Unit Agreement for Employees (the “Employee RSU Agreement”) for use under Osteotech’s 2007 Stock Incentive Plan (the “Plan”).
The terms of the form of Employee RSU Agreement provide for the grant of a number of restricted stock units, which will be paid out in shares of Osteotech common stock once the applicable vesting criteria have been met. No shares will be issued unless and until the participant has made satisfactory arrangements to cover applicable tax withholdings. Employee restricted stock units typically have terms requiring vesting ratable over two to four years and generally require an employee to continue as an employee of Osteotech through the relevant vesting date.
Restricted stock units represent hypothetical shares of Osteotech’s common stock and a restricted stock unit recipient will not be entitled to any of the rights or benefits generally accorded to company stockholders until the date the restricted stock units become fully vested. The description of the form of Employee RSU Agreement set forth herein does not purport to be complete and is qualified in its entirety by reference to the full text of the form of Employee RSU Agreement filed as Exhibit 10.1 to this Form 10-Q and incorporated herein by reference in its entirety.
The restricted stock unit grants made to Osteotech’s executive officers, as reported on the Current Report on Form 8-K filed by Osteotech with the Commission on August 7, 2007, were granted pursuant to the form of Employee RSU Agreement.
Item 6. EXHIBITS AND
(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit		Page
Number	Description	Number
10.1	Form of Osteotech, Inc. 2007 Stock Incentive Plan Restricted Stock Unit Agreement (for employees)	+

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

+	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2007		Osteotech, Inc.

(Registrant)

Date: November 6, 2007	By:	/s/ Sam Owusu-Akyaw

Sam Owusu-Akyaw
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2007	By:	/s/ Mark H. Burroughs

Mark H. Burroughs
Executive Vice President, Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)