Form 10-K
period 2007-12-31
OSTEOTECH INC
filed 2008-03-12
CIK 874734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007 Commission File Number 0-19278
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
Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity, held by non-affiliates of the registrant based on the last reported sale price of the common stock on June 30, 2007 was approximately $125,958,000.
     The number of shares of the registrant’s common stock, $.01 par value, outstanding as of March 10, 2008 was 17,726,030.
Documents Incorporated by Reference
Portions of the registrant’s definitive 2007 Proxy Statement, which will be filed pursuant to Regulation 14A, have been incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

OSTEOTECH, INC.
2007 Form 10-K Annual Report

     The following trademarks and service marks appear in this Annual Report: PLEXUR Biocomposites™, PLEXUR P™, PLEXUR M™ and AFlex™ Acetabular Graft are trademarks, and OSTEOTECH®, GRAFTON® Demineralized Bone Matrix (DBM), GRAFTON PLUS® DBM Paste, PLEXUR ®, D-Min ® Aseptic Tissue Demineralization, GRAFTECH® Bio-implants, OSTEOACTIVE® Technology, and GRAFTCAGE® Spacer are registered trademarks of Osteotech, Inc.; LUBBOC® Natural Bovine Bone Graft, LADDEC® Natural Bovine Bone Graft, and OSTEOPURE® Allogeneic Cancellous Tissue are foreign registered trademarks of OST Developpement SA; PEEK-OPTIMA® is a registered trademark of Invibio, Ltd.
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
     Our Board of Directors has adopted a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees. Any material changes made to our Code of Business Conduct and Ethics or any waivers granted to any of our directors and executive officers will be publicly disclosed by filing a Current Report on Form 8-K within four business days of such material change or waiver. There were no material changes or waivers in 2007. Copies of the Code of Business Conduct and Ethics as well as charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, which comply with the corporate governance rules of NASDAQ, are available on our website at www.osteotech.com. In addition, a copy of such documents will also be made available to our shareholders upon request by contacting our Investor Relations Department by calling 732-542-2800 or through an e-mail request from our website at www.osteotech.com/finrequest.htm.

ii

PART I
Item 1. Business
     Information contained throughout this Annual Report contains “forward-looking statements” which can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may”, “will”, “should”, or “anticipates” or the negative thereof or variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Some of the matters set forth in the “Risk Factors” section of this Annual Report and elsewhere in this Annual Report constitute cautionary statements identifying factors with respect to such forward-looking statements, including certain risks and uncertainties that could cause results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.
Company Overview
     General
     Our business is to alleviate pain, promote healing and restore function by developing innovative OsteoBiologic solutions for regenerative medicine. Our goal is to utilize our current and future technology platforms to develop tissue forms and products (collectively referred to herein as “Products”) to create procedure specific solutions to repair and replace bone loss caused by trauma or disease states, augment prosthetic implant procedures, facilitate spinal fusion and replace and/or repair damaged ligaments and tendons. We provide our OsteoBiologic solutions to orthopedic, spinal, neurosurgical and oral/maxillofacial surgeons for use in the various surgical procedures designed to facilitate the repair of the musculoskeletal system.
     We have developed, and expect to continue to develop Products and technologies designed to efficiently and effectively utilize donated human bone and bone connective tissue (allograft bone tissue) for transplantation. Leveraging our expertise in musculoskeletal tissue technology, we have developed innovative processes and proprietary products that are widely used today. We believe our processing knowledge and technology are key factors in our safety record, having processed 4.0 million tissue grafts, including 7.7 million ccs of DBM without a confirmed case of disease transmission. We believe this safety record is due to the rigorous donor screening and tissue recovery techniques used by our clients and tissue bank partners, extensive donor testing, and our quality assurance and processing protocols.
     Company Strategy
     Our organization is focused on a number of key imperatives, strategies and tactics in the pursuit of our vision. We believe that the execution of these actions will provide a solid basis for success and allow us to:
•	Create a sustainable growth oriented business model;

•	Make innovation and quality the centerpiece of our tissue graft and product differentiation;

•	Augment our proprietary intellectual property position;

•	Protect and grow our core businesses;

•	Incubate and invest in new, diverse technology platforms; and

•	Drive our OsteoBiologic brands through science and education.
     Our key imperatives, strategies and tactics overlay against three general themes: new Products and technologies; distribution effectiveness; and productivity, profitability and cash flow.
•	New Products and Technologies — We currently have three key technology platforms: DBM, Biocomposite and Collagen. We expect that each of these technology platforms will provide us with a variety of innovative Products allowing us to expand our business into new markets and surgical procedures or allowing us to provide surgeons with more efficacious Products in the markets in which we currently compete. In 2007, we introduced the PLEXUR P™ (porous) Biocomposite to allow us to compete in the $170 million synthetic products market. We expect to introduce the second product from the PLEXUR ® Technology in 2008, the PLEXUR M™ (moldable) Biocomposite. We anticipate introducing our next generation DBM in early 2009, along with the first product under our Collagen Technology, a dural repair substitute which will be marketed under our DuraTech™ trade name. We are developing additional Products from these technologies, including but not limited to, procedure specific formulations of our next generation DBM, an injectible and/or weight bearing version of our PLEXUR™ Biocomposite and collagen Products focused on hernia repair and wound care. We are designing each of these technology platforms so that they may provide matrices for the delivery of stem cells and help facilitate drug delivery.

•	Distribution Effectiveness — We have been and continue to be focused on improving the effectiveness of our distribution channel. Driving distribution effectiveness will be an ongoing effort and will be built in concert with our new Product releases. We expect that our existing sales organization will be responsible for distributing our Demineralized Bone Matrix (“DBM”) and some, if not all, of our Biocomposite Products. We anticipate Products developed from our Collagen Technology and possibly some of our Products developed from our Biocomposite Technology will be distributed by other organizations. We will evaluate the market potential for each new Product, the surgeon call patterns and other key factors in making the decision on which distribution channel and organization is most appropriate to achieve the full market potential of the Product or technology.

•	Productivity, Profitability and Cash Flow — We intend to continue to execute upon our productivity, profitability and cash flow initiatives and leverage upon the progress we made in 2007. In 2007, we continued to be profitable, improved and expanded gross margins, and generated positive cash flow. We will continue to try to achieve further reductions in lead times and obsolescence exposure, increasing tissue yields and reducing costs. We expect to continue to work on these initiatives in future periods to allow us to further improve our operations and leverage sales growth. We also expect our new Products to have better gross margin profiles than our existing Products, which, along with additional leveraging of our fixed cost base, will allow us to continue to improve our profitability and cash flow.

     We expect that we will focus on each of our imperatives, strategies and tactics in 2008 and beyond. The methods we use to carry out our efforts in each period will be driven by the facts and circumstances in effect as they exist at that time, some of which may be out of our control. As such, we can provide no assurance that we will be successful in achieving any of our objectives.
     Distribution Models
     We generally operate under three different distribution models. The majority of our revenue is generated from the direct distribution of Products to hospitals and surgeons through our spine focused agent sales force that is supported by an Osteotech field management and technical team that consists of area vice presidents, district sales managers and regional OsteoBiologic specialists. Under this distribution model, Products are generally labeled with our brand and company names. We utilize this distribution model primarily in the United States.
     Under the second distribution model, we primarily utilize country specific stocking distributors who acquire Products directly from us and distribute to hospitals and surgeons in their home countries. We support the efforts of these stocking distributors through a network of sales managers who provide distributor and surgeon training and product specific knowledge. Primarily, we utilize this distribution model internationally in which the Products are distributed under our brand and company name. Our domestic only contractual relationship with Smith & Nephew, Inc., in which Smith & Nephew distributes a private label form of our proprietary DBM tissue line, is also included under this distribution model.
     Under the third distribution model, we process proprietary and non-proprietary Products for clients, such as the Musculoskeletal Transplant Foundation, Inc. (MTF) and LifeNet Health Inc. (LifeNet), from tissue supplied to us by these organizations. These Products are labeled in accordance with specifications provided by the clients and are distributed by the clients or their partners to end users. The revenues from this distribution model have declined over the past several years and we anticipate the revenue from this distribution model will continue to decline in 2008. We expect revenue from this distribution model to be immaterial to our consolidated revenue in 2009 and thereafter. In 2007, 2006 and 2005, MTF accounted for $16.2 million, $19.4 million and $25.0 million, or 16%, 20%, and 27%, respectively, of net revenue.
     Marketing Strategy
     Our goal is to be the leader in the emerging regenerative medicine market with innovative OsteoBiologic devices and Products. We expect to achieve this objective by executing on three main initiatives: development of Products and technologies, distribution channel effectiveness and medical education.
     We believe our potential market in regenerative medicine will expand due to a number of factors including:
•	Technological innovation in the development of new biologic Products to satisfy the surgical needs of patients;

•	An increasing number of surgical procedures that incorporate biologic solutions;

•	An increasing number of patients who do not possess the quality of bone tissue required for autograft procedures as a result of the general aging of the population;

•	The desire by surgeons to avoid the additional procedure needed to acquire autograft bone tissue, which often increases operating time and risks such as excessive blood loss, infection and chronic pain;
•	The general increase in the volume of surgical procedures due to the longevity of anaging population; and

•	Increased awareness by, and training of, the medical community with respect to the use of allograft bone tissue.
     We will focus our research and development efforts on unique “procedural solution” Products that leverage both current and new proprietary technologies, within three “core” technology areas - DBM, Biocomposites, and Collagen. We believe these Products will address emerging surgical needs across a broad spectrum of surgical specialties, including: 1) orthopedic bone healing therapies, including spine, trauma, joint revision, and oral-maxillofacial; and 2) cranial neurosurgical, hernia repair, and wound healing therapies, including dural repair, ventral hernia repair, and chronic wound healing. We will seek to develop Products that are safe, clinically efficacious and represent cost-effective product alternatives that achieve superior patient outcomes.
     Our intent is to provide the surgeon with a comprehensive line of the most efficacious OsteoBiologic Products available in the market. Within the orthopedic bone healing therapy area, our Products will be designed to include at least one of the three principles of bone healing: osteoinduction (the process by which bone is induced to grow), osteoconduction (the matrix provided by allograft bone tissue into which the patient’s own bone can grow) and osteogenesis (the introduction of living cells to promote bone formation). We expect to continue to leverage our core competencies in osteoinductive DBM technologies, and in osteoconductive matrices. We will investigate and pursue synergies with other organizations or companies in the area of osteogenic technologies.
     We intend to continue to expand our Product lines by adding procedure-based alternatives within our three focus technology platforms. As we bring new and innovative OsteoBiologic Products and technologies to market, we plan to initially distribute these new Products to Centers of Excellence to allow for development of human clinical information. We then plan to utilize this clinical information as part of our world-wide launch of the new Product.
     We intend to continue to place emphasis on educating surgeons and operating room practitioners on bone grafting technologies and the importance of “evidence based” product selection. We expect to continue to focus, on the cost-effectiveness of our Grafton® DBM line of products with both economic and clinical decision makers, who are attempting to balance product efficacy with cost-effectiveness within their institutions. We believe reducing the overall spending on expensive BMP (bone morphogenetic protein) or growth factor products emerged as a key issue during 2007. We believe our Grafton® DBM line represents a compelling opportunity as a cost-effective bone graft substitute to the BMP growth factor products. Grafton® DBM has the most approved Food and Drug Administration (FDA) 510(k) cleared indications, and an extensive clinical history.

     We plan to continue to leverage the OsteoBiologic Education Program in conjunction with other forms of local market-deployed educational workshops, such as grand rounds and nurse continuing medical education programs. We intend to continue our investment in establishing published pre-clinical and clinical studies to support the efficacy and science behind our Products. We plan to communicate this information to the medical and patient communities through print-collateral and electronic media. We intend to educate surgeons concerning the benefits of using our Products, either alone or in conjunction with each other, and we plan to support these programs through clinical and laboratory studies to further validate the performance, utility and safety of our Products.
     As of March 10, 2008, we employed a sales team consisting of 24 employees, including sales management and regional OsteoBiologic Specialists. In addition, we engaged 52 independent sales agencies (representing 330 sales people). Our sales team coordinates our efforts in the United States, Europe, Latin America and Asia, which along with the independent sales agencies, educate surgeons as to the benefits and applications of our Products.
     Business Segments
     Our operating segments are designed to be reflective of our expected future business strategies, technology and product development activities and distribution efforts. Our operating segments are:
•	Demineralized Bone Matrix (DBM) Segment;

•	Hybrid/Synthetic Segment;

•	Traditional Tissue Segment;

•	Spinal Allograft Segment; and

•	Client Services Segment.
     The DBM and Hybrid/Synthetic Segments compose our “core” operating segments and are designated as such because they are the focus of our research and development and distribution effectiveness initiatives, and we believe they offer us the highest potential for revenue growth and profitability improvement. We anticipate our strategic efforts will be focused on expanding domestic and international markets for the current and future Products in our core operating segments. In addition to the core operating segments discussed above, upon the introduction of our first offering under the Collagen Technology we expect to establish a new reporting segment for this technology platform. Our other operating segments are considered to be “non-core” and we do not expect these operating segments to be a focus for the organization. We believe the Products offered under the Traditional Tissue and Spinal Allograft Segments to be complementary and represent sales opportunities only when we process Products for the core operating segments. During 2008, we expect to wind down our activities in the Client Services Segment because our contracts with MTF (the customer who provides the vast majority of revenue in this segment) expire on December 31, 2008.
     Any product not falling within the segments listed above is aggregated under the category of “other”. Currently, the only product line included in “other” is a line of Xenograft bone tissue products, which we process, market and distribute, primarily in Europe, Asia and the Middle East. These Xenograft bone tissue products are utilized as bone graft substitutes. In addition, we have a Corporate Segment, which includes the costs associated with general and administrative, regulatory, and research and development activities.

     Revenue in the DBM Segment is primarily related to the marketing of Grafton ® DBM to end users through our sales force. We process Grafton ® DBM for world-wide distribution in our domestic processing facility from allograft bone tissue recovered for us by tissue banks, provided to us by our clients or recovered by our tissue recovery program in Bulgaria. Grafton ® DBM is also distributed by two of our clients from allograft bone tissue provided by each respective client in consideration of a processing fee paid by such clients. All units of Grafton ® DBM processed by us contain our brand name, Grafton ® DBM, and either our company name or our client’s company name depending upon the contractual relationship. In addition, the DBM Segment includes our proprietary Xpanse ® Bone Insert, which leverages our Grafton ® DBM technology and is distributed by our sales force.
     The DBM Segment also includes revenue from our processing of two private label DBMs. One such relationship is governed by an agreement with DePuy Orthopaedics, Inc. and DePuy Spine, Inc. (collectively DePuy) and LifeNet, which expires in January 2010. Under the terms of the agreement, we process the DBM to specifications determined by LifeNet, from allograft bone tissue supplied by LifeNet. DePuy and LifeNet market, promote and distribute this DBM domestically to hospitals and surgeons. The second relationship is governed by a five-year agreement with Smith & Nephew, which expires in April 2009. Under the terms of the agreement, we process allograft bone tissue recovered for us into a private label DBM based on specifications agreed to by both parties. Smith & Nephew promotes and distributes the DBM domestically to hospitals and surgeons.
     We process Grafton ® DBM using our validated, proprietary demineralization process. When applied to cortical bone, this process yields allograft bone tissue which has osteoinductive and osteoconductive capabilities greater than other available forms of mineralized allograft bone tissue and, we believe, greater than other competitive demineralized allograft bone tissue forms.
     The Hybrid/Synthetic Segment includes revenue from our PLEXUR P™ Biocomposite, which was introduced in March 2007 on a limited market release and on a world-wide basis in the fourth quarter of 2007. This segment also included revenue from the GraftCage ® Spacers. Revenue from the GraftCage ® Spacers has been declining in 2007 and we expect to discontinue this product in the near future. This segment will include all line extensions from our PLEXUR™ Biocomposite Technology, including the PLEXUR M™ Biocomposite, which we anticipate introducing in the first half of 2008.
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
     Revenue in the Spinal Allograft Segment is generated from the distribution to hospitals and surgeons of our line of Graftech ® Bio-implant spacers and ramps. Graftech ® Bio-implants are utilized primarily in spinal fusion procedures. The Graftech ® Bio-implant units that we process are labeled with our brand name and our company name. The vast majority of our Graftech ® Bio-implants are distributed domestically, but we are identifying opportunities to distribute these products in the international market place.

     Revenue in the Client Services Segment are generated from our clients on a per donor basis for the processing of the clients’ donor tissue into traditional allograft bone tissue forms. We currently process donors for two clients, the vast majority of which we process for MTF. We expect the revenue we generate in this segment will decline during 2008 and such revenue will be immaterial in 2009.
     Information relating to our revenue for the years ended December 31, 2007, 2006 and 2005 by geographic area is summarized as follows:

(in thousands)	United States	International	Consolidated

Revenue
For the year ended December 31,
2007	$85,682	$18,595	$104,277
2006	$82,587	$16,654	$99,241
2005	$79,957	$13,350	$93,307
     For a discussion of (1) our segments for the years ended December 31, 2007, 2006 and 2005 and our long-lived assets as of December 31, 2007, 2006 and 2005, see Note 18 of “Notes to Consolidated Financial Statements”, and (2) our deferred tax asset as of December 31, 2007 and 2006, see Note 13 of “Notes to Consolidated Financial Statements.”
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
     Once recovered, allograft bone tissue generally goes through a processing phase in which it is cleaned, cut into different sizes and forms for specific surgical procedures, preserved, packaged and labeled. We process allograft bone tissue utilizing technology we have developed that yields a wide array of freeze-dried and frozen mineralized and demineralized bone and connective tissue products, which are used by surgeons for a wide variety of orthopedic procedures. Cortical bone is believed to be the principal reservoir for various proteins that are instrumental in osteoinduction and the D-Min ® Process, our advanced proprietary demineralization process, maintains those important growth factors needed for bone healing.
     The suitability of allograft bone tissue for transplantation is partly dependent on the methods used in the processing of the tissue. To provide suitable allografts, we have developed techniques that minimize the use of chemicals and procedures that might render the allograft bone tissue less suitable for use as a tissue graft. We process allograft bone tissue in a microbial-controlled environment, substantially cleaner than that of a typical hospital operating room, created through the use of advanced air filtration, water distillation and control systems and other “clean room” techniques. Sterility testing procedures are performed throughout the processing of the allograft bone tissue and up through final packaging and release.

     We believe that our use of such clean room techniques, in-line disinfection and other technologies preserve the properties of the tissues that make them suitable as grafts. We believe our processing methods, in conjunction with the tissue recovery techniques utilized by our clients, tissue banks and others in the tissue recovery field that provide us with allograft bone tissue, and the multiple screening and testing procedures employed, significantly reduce the risk of transmission of infectious agents and address the medical community’s and the general public’s perceptions and concerns regarding the possible transmission of infectious disease and toxicity. In addition, the steps implemented in our proprietary processes for certain tissue grafts and products in our core operating segments have been validated to inactivate a panel of viruses, including HIV-1, HIV-2, hepatitis B, hepatitis C, cytomeglia, syphilis and polio.
     French laws and regulations governing tissue banking are well defined. Although tissue banking operations in France are generally restricted to non-profit public health organizations approved by the government, French regulations also provide for governmental approval of for-profit organizations as tissue banks if these organizations are able to provide haute technicité (high technology) unavailable in the non-profit sector. In 2006, the French government renewed the tissue bank status for OST Developpement SA (“OST”), our French subsidiary, which enables us to operate independently as an approved tissue bank in addition to providing contract processing, marketing and management services to non-profit tissue banks.
Competitive Overview
     We compete in the bone repair market. Competition in this market is intense and our Products have faced increasingly competitive pressures. We expect the strong competition in this market to continue in the future. Many of our competitors have partnered with large orthopedic companies to market their products. These large orthopedic companies have research and development, marketing, distribution channel access and other resources that are significantly greater than ours. They also offer a full line of orthopedic-related supplies and materials, which could give them a competitive advantage over us because they can offer surgeons a more complete line of products.
     The bone repair market is comprised of autografts, allografts, growth factors including BMPs, DBM, and synthetic grafting materials. Our current and future technologies and Products are focused on being competitive in all of these areas. We believe that the demand for human allograft bone tissue will continue to grow because allograft bone tissue is becoming more accepted as either an augment, or a surgical alternative, to autograft bone. Autograft bone generally requires a second surgical procedure to harvest bone from the patient and, therefore, exposes the patient to increased risk associated with blood loss, infection and chronic pain. We believe use of allograft bone will continue to increase.
     In the bone repair market, we believe technological change is one of the keys to success, especially as industry standards and requirements evolve. We are focused on technological innovation to develop procedural specific Products that alleviate pain, promote biological healing and restore function. Surgical, patient and procedural complexity are important factors for bone healing. We want to provide surgeons with a choice of Products that meet the surgeon’s and patient’s clinical needs, and we believe our current and future technologies will allow us to achieve this objective. We have already expanded the applications of allograft bone tissue, due in part to our proprietary tissue processing technologies, which have produced Products, including Grafton ® DBM, Xpanse ® Bone Inserts and PLEXUR™ Biocomposites.

     Grafton ® DBM primarily competes with DBM products including: DBX ®, processed by MTF and distributed by Synthes Spine and Synthes Trauma; the Accell™ family of products, manufactured and distributed by IsoTis OrthoBiologics, which was recently acquired by Integra Life Sciences, Inc.; Osteofil™, processed by Regeneration Technologies, Inc. (RTI) and distributed by several different RTI partners; the AlloMatrix ® line of products, manufactured and distributed by Wright Medical Technologies, Inc.; and InterGro™, processed by Miami Tissue Bank and distributed by a subsidiary of Biomet, Inc.
     Our Grafton ® DBM forms have been cleared by the FDA for more indications than any other DBM currently available on the market, including as a bone void filler, bone graft extender and bone graft substitute.
     PLEXUR™ Biocomposites primarily compete with synthetic graft materials distributed by Orthovita, DePuy, Medtronic Sofamor Danek and Wright Medical Technology. Our non-core products, which include our line of Graftech ® Bio-implants and traditional tissues, compete primarily with products processed by tissue banks and processors such as MTF, RTI and LifeNet.
     The various international markets for bone grafts are currently dominated by the use of autograft and synthetic bone graft substitutes. Autograft remains the bone graft of choice due to surgeons’ attitudes and concerns about allograft bone tissue safety and performance. In addition, we believe there are many surgeons in Europe, Asia and Latin America who have not yet become aware of the safety and performance advantages of processed allografts and continue to use unprocessed allografts. Our Products are designed to address these needs. Several U.S. organizations are distributing Products directly in other countries or have formed strategic alliances with orthopedic companies to market their Products around the world.
Quality Assurance
     We have quality assurance programs in place covering each of our lines of business. Our processing facility in France has received International Standardization Organization (“ISO”) certification for its quality systems, our facilities in the United States are registered with the FDA and are accredited by the American Association of Tissue Banks, and our donor recovery program in Bulgaria has recently passed the ISO certification and is waiting to receive its ISO certificate.
     Our allograft bone tissue quality assurance program commences at the time allograft bone tissue is recovered. The allograft bone tissue is recovered under aseptic conditions. The tissue is recovered primarily in hospitals, other specialized facilities, and, to a lesser extent, coroners’ facilities, which have been prepared for recovery. Recovered allograft bone tissue is sterilely wrapped and shipped under specific conditions. Upon receipt of this tissue, a quarantine period is imposed to permit an audit of the serologic and microbiologic test results, consent forms and the medical and lifestyle history of the donor. Upon satisfactory completion of the testing and review, the allograft bone tissue is treated with various antibiotic and chemical solutions and then either cut, formulated or shaped in accordance with documented specifications. Once we have completed the processing of allograft bone tissue, a quarantine period is imposed to permit final performance and safety testing. Upon satisfactory completion of final testing, our quality assurance team audits the processing and testing records for each Product for adherence to our quality standards before such Product is released for distribution to hospitals and surgeons.

     We believe that the serologic screening of donors, the extensive screening of donor profiles and medical histories performed by our clients and tissue bank partners, our independent audits and our processing technologies substantially reduce the likelihood of the presence of infectious agents in our Products.
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
     In the United States, our Grafton ® DBM, private label DBM Product, GraftCage ® Spacers and PLEXUR P™ Biocomposite are regulated as medical devices under the Food, Drug, and Cosmetic Act and our Xpanse ® Bone Inserts, Graftech ® Bio-implants and the traditional tissue product lines are regulated by the FDA as human tissue-based products under section 361 of the Public Health Service Act.
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
     If a medical device does not qualify for the 510(k) process, the product may not be distributed until the FDA has approved a premarket approval application (PMA). A PMA must demonstrate product safety and effectiveness and usually includes the results of preclinical and clinical studies using the product as an investigational device. Clinical studies of investigational devices must be conducted in compliance with the FDA’s requirements for such studies, including international standards of good clinical practice and review by an Institutional Review Board. Moreover, clinical studies of investigational devices posing a significant risk to patients must have an Investigational Device Exemption (IDE) approved by the FDA prior to initiating such studies. A manufacturer must also pass a premarket inspection of its compliance with the FDA’s Quality Systems Regulation. Marketing may commence only when the FDA issues a PMA letter.

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
     The procurement and transplantation of allograft bone tissue is subject to U.S. federal law pursuant to the National Organ Transplant Act (NOTA), a criminal statute which prohibits the purchase and sale of human organs used in human transplantation, including bone and related tissue, for “valuable consideration.” NOTA permits reasonable payments associated with the removal, transportation, processing, preservation, quality control, implantation and storage of human bone tissue. In the United States, with the exception of removal and implantation, we provide services in all of these areas. We make payments to certain of our clients and tissue banks in consideration for the services they provide in connection with the recovery and screening of donors. Failure to comply with the requirements of NOTA could result in enforcement action against us.
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
     In 2006, France renewed the authorization of our French subsidiary to operate as a tissue bank. This authorization was based on our satisfaction of certain requirements, such as providing high technology as determined under applicable French regulations. This authorization was granted for a period of five years, and expires in 2011.
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
New Technologies and Products
          We believe we are a leading technology company that develops innovative and efficacious Products for regenerative medicine, focusing on biologic solutions for our customers. We are currently focused on three technology platforms and we plan to deliver a number of new, innovative Products from each of these technology platforms. We believe all of our technology platforms have broad patent positions to protect our intellectual property. Our technology platforms are:
•	DBM Technology;

•	Biocomposite Technology; and

•	Collagen Technology.
     DBM Technology — We introduced the first DBM tissue graft to the market in 1991 and since then we have introduced a number of line extensions under our Grafton ® DBM tissue line, which are widely used in healing musculoskeletal injuries. Since 1991, a number of advances have occurred in orthopedic practice, including the introduction of BMPs and synthetic materials and devices. These new devices and technologies have substantially expanded the market size of the bone repair market. To meet the competitive challenges in the bone repair market, we are currently developing and testing our next generation DBM Product. The next generation DBM technology is focused on optimizing the osteoconductive, osteoinductive and remodeling characteristics of enhanced matrices, which we believe will produce more functional bone over a faster period of time. Based on preliminary studies in large animals, the performance of our enhanced scaffold compares favorably with that of autograft, which is widely considered to be the “gold standard” of care. By leveraging our expertise and knowledge, our goal is to maximize the inherent regenerative properties of allograft bone to eliminate the need for the harvesting of autograft bone during surgical procedures. We believe our next generation DBM, in conjunction with Grafton ® DBM, will provide us with two clinically efficacious Product lines in the bone repair market allowing us to be more competitive with BMPs and giving us a competitive advantage with other DBMs.
     PLEXUR ® Technology — Our proprietary PLEXUR ® Technology allows us to create biocomposite Products combining various forms of bone tissue with a broad family of polymers. Depending upon the properties of the bone tissue and the polymers utilized to make a specific Product, we believe we will be able to create innovative solutions for biologic musculoskeletal repair and healing. Our biocomposites are expected to have a combination of mechanical, healing, and handling properties that are unique in the world of orthopedics.

     We introduced the first product under our PLEXUR ® Technology, the PLEXUR P™ Bone Void Filler, in March 2007, which utilizes state-of-the art technology to combine mineralized allograft bone tissue with a resorbable polymer. The PLEXUR P™ Biocomposite has exceptional porosity and controlled remodeling in a stable, resilient scaffold. The PLEXUR P™ Biocomposite is virally inactivated and terminally sterilized.
     In 2008, we expect to introduce the PLEXUR M™ Bone Void Filler, the next Product in the line of PLEXUR™ Biocomposites. The PLEXUR M™ is a moldable, settable biocomposite, which upon heating will give surgeons the ability to mold the Product into almost any shape, fill irregular defects in host bone or hold comminuted fractures and fragments in place. We are developing the PLEXUR M™ Biocomposite to be virally inactivated and terminally sterilized.
     We expect to continue to develop additional Products under our PLEXUR™ Technology. To accomplish this goal, we have established collaborative development agreements with leading academic institutions, secured access to technologies utilizing natural proteins to replace or assist the resorbable polymer component and we are developing new and innovative composite implant materials containing allograft bone tissue bound together by natural materials.
     Collagen Technology — Within our technology incubator, we have developed a proprietary Collagen Technology utilizing human-based collagen as the primary material. We expect to use our process and technology to allow us to take advantage of the healing properties of human collagen through the development of Products for key surgical therapy areas. We believe our Collagen Technology will give us a competitive advantage in the market compared to xenograft collagen materials and minimally processed allografts. We intend to initially focus the Products developed under our Collagen Technology in key surgical specialties, including cranial neurosurgery (dural repair substitutes), general surgery (hernia and abdominal wall repair), and wound healing (wound dressings and grafts). We anticipate the Products developed under our Collagen Technology will be virally inactivated and terminally sterilized.
     During 2007, 2006 and 2005 we spent approximately $5.7 million, $4.8 million and $5.0 million, respectively, on research and development activities. We are engaged in continuing research and development efforts to develop technological advances in regenerative medicine focusing on OsteoBiologic bone science. We are also aggressively pursuing efforts to improve upon and maintain the safety, efficacy and performance of our Products, increase the amount of transplantable allograft bone tissue derived from each donor and reduce processing costs through efficiency advances.
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
Tissue Supply Strategy
     Much of the allograft bone tissue we receive and process is in the form of “whole” donors, which includes cortical, cancellous and soft tissues. We also receive pursuant to two separate agreements cortical tissue in the form of cortical “shafts.” The Products in our core operating segments are processed primarily with cortical bone tissue, which is one of the major reasons we have shifted our tissue supply strategy to concentrate on obtaining cortical tissue. We believe there is cortical tissue available from a number of sources as tissue banks partially process the whole donors they receive and utilize the cancellous and soft tissues, but do not utilize the cortical tissue because the tissue banks do not have the proprietary technology to effectively prepare the cortical tissue into desirable products. We expect to continue obtaining whole donors, if available, however, we plan to concentrate our efforts on the cortical tissues, which we expect will support our research and development activities and growth strategies.
     To help ensure that we have an adequate supply of allograft bone tissue to meet the market demand for the Products that we process and for any new Products that we may develop and process in the future, we continue to be engaged in an effort to solidify the relationships we have with existing clients and tissue banks, and we continue to actively search for new relationships and intend to invest, as appropriate, in new and/or expanding tissue recovery activities with tissue recovery organizations, organ procurement organizations, and tissue banks. We also have established tissue recovery programs in France and Bulgaria to recover allograft bone tissue, and in certain circumstances other tissue types, which we expect to utilize to support our sales and marketing activities outside the U.S. We continue to look for additional opportunities to establish additional tissue recovery programs throughout the world. Based upon our current forecast, we believe that we have sufficient inventories and sources of allograft bone tissue to meet our projected needs for the next several years.
     We entered into a five-year agreement with Community Tissue Services, or CTS, in February 2006, which was amended several times in 2007. Pursuant to the agreement, CTS will recover donors, evaluate donor eligibility and supply us with cortical shafts from a minimum number of donors per month, as well as provide whole donors and other select tissues. Under the terms of the agreement, we may request to receive allograft bone tissue in excess of the contractual minimum, which CTS may supply if such additional tissue is available. The agreement will automatically renew for successive two-year terms unless either party notifies the other party in writing six months prior to the renewal date. We expect to reimburse CTS approximately $7.5 million annually for their donor recovery and donor eligibility services related to the cortical shafts, whole donors and other tissues that we expect to receive. In September 2007, we entered into a new five year agreement with LifeNet. Pursuant to this agreement, LifeNet will supply us with cortical shafts and other select tissues from a minimum number of donors each month. This agreement will automatically renew for successive two-year terms unless either party notifies the other party in writing six months prior to the renewal date. We expect to reimburse LifeNet approximately $1.1 million annually for their donor recovery and donor eligibility services related to the cortical shafts and other tissues that we expect to receive.
     We have two agreements with MTF. Under these two agreements, MTF currently provides us with a substantial portion of the allograft bone tissue that we process. The first agreement, which was entered into in June 2002, expires on December 31, 2008 (the “2002 Agreement”). The second agreement, which was entered into in December 2004, will also expire on December 31, 2008 (the “2004 Agreement”).
     The 2002 Agreement provides for MTF to supply a maximum number of donors for processing into MTF labeled traditional tissue and MTF labeled Grafton ® DBM, which is distributed and invoiced to hospitals and surgeons by MTF. We charge MTF a processing fee for our services in processing its donors into MTF labeled tissue grafts. Under the 2002 Agreement, the number of donors to be provided by MTF is subject to a quarterly adjustment, either upward or downward but in no event in excess of the contractual maximum, as determined based on an average yield target per donor for MTF labeled Grafton ® DBM. Due to the continued decline in the market demand for MTF labeled Grafton ® DBM, MTF provided us with 19% of the contractual maximum number of donors in 2007. We expect MTF will supply us fewer donors under this agreement in 2008 as both organizations plan for the termination of this agreement.
     Under the 2002 Agreement, MTF also supplies us with a specific number of donors, which are processed into Osteotech labeled allograft bone tissue grafts. We reimburse MTF for its services related to donor recovery and donor eligibility. We will continue to receive donors under the 2002 Agreement until the termination of the agreement in December 2008. We expect to reimburse MTF a minimum of approximately $6.8 million in 2008 pursuant to this portion of the agreement.
     The 2004 Agreement provides for MTF to supply a maximum number of donors for processing into MTF labeled traditional tissue and Osteotech labeled Grafton ® DBM and Graftech ® Bio-implants. We charge MTF a processing fee for our services in processing these donors into MTF labeled traditional tissue and we reimburse MTF for its services related to donor recovery and donor eligibility for the allograft bone tissue that we utilize from these donors for Grafton ® DBM and Graftech ® Bio-implants. Under the 2004 Agreement, the number of donors to be provided by MTF is subject to a quarterly adjustment, either upward or downward but in no event in excess of the contractual maximum, as determined based on an average yield target per donor. In 2007, MTF provided 88% of the contractual maximum. We anticipate that MTF will supply the contractual maximum in 2008.
     In February, 2002, we entered into a seven year agreement with the Bulgarian National Center for Transplant Management, a federal agency to the Ministry of Health, responsible for activities related to the recovery, processing and allocation of human organs, tissues, cells and biomaterials for transplantation and the Euro Atlantic Transplant Alliance, a public non-profit foundation that provides ethical, professional and financial oversight of transplantation-related activities in Bulgaria. Under this exclusive agreement, we are responsible for the recovery and processing of tissue, cells and biomaterials obtained by our Bulgarian tissue recovery organization and the allocation and distribution of these anatomical gifts throughout Europe and globally. The allograft bone tissues recovered under this agreement meet international regulatory requirements and are processed at our facility in New Jersey. The agreement will automatically renew for successive four-year terms unless either party notifies the other party in writing twelve months prior to the renewal date.
Patents and Proprietary Rights
     At December 31, 2007, we held an aggregate of 114 United States patents and pending patent applications and 232 foreign patents and patent applications. We believe that our intellectual property is significant to maintaining our competitive position. Our patents expire on various dates ranging from 2008 to 2024.
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
Product Liability and Insurance
     The testing and use of allograft bone tissue and the implantation of Products developed by us entail inherent risks of medical complications for patients, and therefore may result in product liability claims against us. Further, pursuant to our agreements with our bone tissue processing clients, we are required to indemnify our clients for liabilities arising out of defects in Products caused as a result of processing performed by us.
     We presently maintain product liability insurance in the amount of $20 million per occurrence and per year in the aggregate, which includes a self insured retention of $250,000 per claim, $1.0 million in the aggregate. We cannot assure you that we will be able to maintain such insurance in the future or that such insurance will be sufficient to cover the amount of claims asserted against us on all types of liabilities. We currently have no product liability claims asserted against us.
Employees
     At December 31, 2007, we had 338 employees, of whom 198 were engaged in allograft bone tissue processing and distribution; 23 were engaged in research and development; 34 were engaged in education, sales and marketing; and 83 were engaged in regulatory, finance and administration. Our employees are not covered by any collective bargaining agreement. We consider relations with our employees to be good.
Item 1A. Risk Factors
Risks Related to Our Company
     We are dependent upon one client who accounts for approximately 16% of our revenues.
     We process allograft bone tissue for national and international not-for-profit organizations. During 2007, MTF accounted for approximately 16% of our consolidated revenues. We entered into a non-exclusive processing agreement with MTF in June 2002, which also expires on December 31, 2008, and we entered into a second processing agreement with MTF in December 2004, which expires on December 31, 2008. We expect both agreements with MTF to expire and not be renewed or renegotiated on December 31, 2008 and we expect to realize no revenue from MTF in 2009.

     Our dependence upon a limited supply of human donors may curtail business expansion.
     Our products and services depend upon the availability of allograft bone tissue and related connective tissue from human donors recovered by our clients and tissue banks which recover donated human cadaveric tissue for us or from our own efforts in Bulgaria. We rely on the efforts of not-for-profit donor procurement agencies, including our current clients, to educate the public and foster an increased willingness to donate bone tissue. These organizations may not be able to find a sufficient number of persons willing to donate, or may not be willing to provide sufficient amounts of tissue to meet present or future demand for allograft bone tissue products we distribute or any allograft bone tissue-based materials we are developing. Although we have taken steps to address tissue supply, we cannot assure you that these efforts will be successful in the future or that we will otherwise be able to secure a sufficient supply of tissue. Our inability to secure enough donor tissue to meet our demands could have a material adverse effect on our business, financial condition and results of operations.
     We may need to secure additional financing to fund our long-term strategic plan.
     We expect to continue to make investments in our business to support our distribution effectiveness efforts, our research and development activities and other future programs and initiatives, which may deplete our available cash balances. We believe that our available cash, cash equivalents and anticipated future cash flow from operations will be sufficient to meet our forecasted cash needs for the near future. Our future liquidity and capital requirements will depend upon numerous factors, including:
•	the progress of our product development programs and the need for and associated costs relating to regulatory approvals, if any, which may be needed to commercialize some of our Products under development, or those commercialized Products whose regulatory status may change; and

•	the resources we devote to the development, manufacture and marketing of our services, and Products.
     We may need to raise additional funds through the issuance of equity and/or debt financing in private placements or public offerings to provide funds to meet the needs of our long-term strategic plan. Additional funds may not be available, or if available, may not be available on favorable terms. Further equity financings, if obtained, may substantially dilute the interest of our existing shareholders. Any additional debt financings may contain restrictive terms that limit our operating flexibility. As a result, any future financings could have a material adverse effect on our business, financial condition or results of operations.
     We face strong competitive threats from firms with greater financial resources and lower costs.
     We compete in the bone repair market with autograft bone tissue, synthetic bone void fillers, growth factors and allograft bone tissue processed by others. Autograft bone tissue has traditionally been the primary choice for surgeons and we believe autograft bone tissue is still used extensively in the United States. In the international marketplace, autograft bone tissue along with bone graft substitutes, such as bovine bone tissue and synthetics, currently comprise most of the bone repair market.

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
     In recent years, our Products have faced increasing competitive pressures as more companies have developed, or have announced they are developing, products with similar characteristics. Certain of those competitors have, in turn, partnered with large orthopedic and spine companies to market the competing products they have developed. We expect that this competition will continue in the future. Many of these competitors have research and development, marketing and other resources that are significantly greater than ours. They also offer a full line of metal implants and other products used in spinal surgeries. This could give them a competitive advantage over us since they can offer surgeons a more complete line of products than we can.
     Our Products face competitive threats from alternate technologies.
     The primary advantage of synthetic bone graft substitutes and growth factors as compared to allograft bone tissue is that they do not depend on the availability of donated human tissue. In addition, members of the medical community and the general public may perceive synthetic materials and growth factors as safer than allograft-based bone tissue. The allograft bone tissue we process may be incapable of competing successfully with synthetic bone graft substitutes and growth factors developed and commercialized by others, which could have a material adverse effect on our business, financial condition and results of operations. Companies are also developing new products for the surgical procedures in which we compete. If these products are successfully developed and commercialized, they could have a negative impact on our business and, therefore, have a material adverse effect on our financial condition and results of operations.
     We rely on our independent sales agents and sales representatives to educate surgeons and to market our Products.
     Our success depends largely upon arrangements we have with independent sales agents and sales representatives whereby they educate surgeons concerning our Products. These independent sales agents and sales representatives may terminate their relationship with us, or devote insufficient efforts to the marketing and sale of our Products. We do not control our independent sales agents and they may not be successful in implementing our marketing plans. Our failure to attract and retain skilled independent sales agents and sale representatives could have an adverse effect on our operations.
     If there is any disruption at our primary processing facility, we may not be able to supply our customers with Products.
     The vast majority of the Products we distribute are processed in our facility located in Eatontown, New Jersey. A natural disaster or significant mechanical failure may impact our ability to process Products and could adversely effect our business, financial condition and results of operations. We take safeguards to protect the processing facility, our employees and our allograft tissue inventories and we maintain property insurance that includes business interruption coverage, which may not be sufficient to cover our losses depending on the nature of the event and length of time our facility was unavailable.
     Our ability to execute on our business plan and compete successfully is dependent on our ability to continue to develop new and innovative products that are accepted by the market.
     Our business plan requires that we continue to develop and introduce new products to the market. We are engaged in product development and improvement programs and must continue to design and develop new innovative products, effectively distribute and achieve market acceptance of those products, and reduce the costs of producing our products to compete successfully with our competitors. We cannot assure you that we will be able to successfully design and develop innovative new products. Additionally, our competitors’ product development capabilities may be more effective than ours, our competitors’ new or improved products may be distributed to or accepted by the market before our products are, and our competitors may be able to produce products at a lower cost and thus offer products for sale at a lower price. Market acceptance of our products will depend on our ability to demonstrate the safety, clinical efficacy, perceived benefits, cost-effectiveness and third party reimburseability of our products compared to products or treatment options of our competitors, and to train physicians in the proper application of our products. We may not be successful in educating the marketplace about the benefits of using our products. Even if customers accept our products, this acceptance may not translate into sales if our competitors have developed similar products that our customers prefer.
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
     The United States federal health care laws apply to certain aspects of our business if a customer submits a claim for an item or service that is reimbursed under Medicare, Medicaid or most other federally-funded health care programs. Of principal importance to us, federal law prohibits unlawful inducements for the referral of business reimbursable under federally-funded health care programs (the “Anti-Kickback Law”), such as remuneration provided to physicians to induce them to use certain tissue products or medical devices reimbursable by Medicare or Medicaid. The Anti-Kickback Law is subject to evolving interpretations. If a governmental authority were to conclude that we are not in compliance with applicable laws and regulations, Osteotech, its officers and employees, could be subject to severe criminal and civil penalties including, for example, exclusion from participation as a supplier of product to beneficiaries covered by Medicare or Medicaid.
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
     FDA regulations generally do not require minimally manipulated human tissue-based products be cleared or approved before they are marketed. We are, however, required to register and list these products with the FDA and to comply with regulations concerning tissue donor screening and testing, and related procedures and record keeping. The FDA periodically inspects tissue processors to determine compliance with these requirements. In May 2005, the FDA’s “Current Good Tissue Practice” regulations went into effect, which impose requirements on the manufacture of human tissue-based products, including tissue recovery, donor screening, donor testing, processing, storage, labeling, packaging and distribution. We believe we comply with all aspects of the Current Good Tissue Practice regulations, although there can be no assurance that we do comply or will comply in the future.
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
     The testing and use of allograft bone tissue, bovine tissue products and medical devices which we process, manufacture or distribute, entail inherent risks of medical complications for patients and therefore may result in product liability claims against us. Further, our agreements with our allograft bone tissue processing clients provide that we shall indemnify them for liabilities arising out of defects caused by our processing in allograft bone tissue they distribute. We presently maintain product liability insurance in the amount of $20 million per occurrence and per year in the aggregate, which includes a self insured retention of $250,000 per claimant, $1.0 million in the aggregate. We may be unable to maintain such insurance in the future and such insurance may not be sufficient to cover all claims made against us or all types of liabilities, which may be asserted against us.
     Negative publicly related to allograft bone tissue donation or tissue grafts may negatively impact the supply of available allograft tissue and may reduce the demand for our products.
     Negative publicly concerning the use and method of obtaining donated human tissue may reduce the demand for our Products or negatively impact the willingness of families of potential donors to agree to donate tissue, or tissue banks to provide tissue to us. In such event, we might not be able to obtain adequate tissue to meet the needs of our customers, which could have a material adverse effect on our business, financial condition or results of operations.

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
     Our allograft bone tissue processing in both the United States and Europe generates waste materials, which we segregate and dispose of them in compliance with applicable regulations in both the United States and Europe. Our failure to fully comply with any environmental regulations could result in the imposition of penalties, sanctions or, in some cases, private lawsuits, which could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Our Common Stock
     The price of our common stock has been, and may continue to be, volatile.
     The market price of our common stock, like that of the securities of many other companies in our industry, has fluctuated over a wide range and it is likely that the price of our common stock will fluctuate in the future. Over the past three years, the sale price for our common stock, as reported by NASDAQ, has fluctuated from a low of $2.45 to a high of $8.70. The market price of our common stock could be impacted by a variety of factors, including:

•	announcements of technological innovations or new commercial products by us or our competitors,

•	disclosure of the results of regulatory proceedings,

•	changes in government regulation,

•	developments in the patents or other proprietary rights owned or licensed by us or our competitors,

•	public concern as to the safety and efficacy of products developed by us or others,

•	availability of required amounts of bone and related connective tissue,

•	litigation, and

•	general market conditions overall or just in our industry.
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
     Sales of substantial amounts of our common stock in the open market, or the availability of such shares for sale, could adversely affect the price of our common stock. We had 17,697,539 shares of common stock outstanding as of December 31, 2007. The following securities that may be exercised into shares of our common stock were issued and outstanding as of December 31, 2007:

•	Options. Stock options to purchase 1,764,762 shares of our common stock at a weighted average exercise price of approximately $8.51 per share.

•	Restricted stock units. 775,242 shares of our common stock may be issuable upon the vesting of outstanding restricted stock units
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
Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Properties
     Our principal executive offices are located in a 38,400 square foot building in Eatontown, New Jersey, which is occupied pursuant to a lease which expires in December 2014 and provides for a base annual rental of approximately $648,000 in 2008 and $672,000 in 2009, with an automatic 3% increase in each successive year of the lease. The lease is renewable at our option for one additional five-year term at a rental rate to be negotiated at the time of renewal. This facility is occupied by our corporate, financial, administrative, marketing, research and development, regulatory and clinical affairs staff.
     Our principal processing facility, which processes allograft bone tissue for world-wide distribution, is located in a 73,000 square foot building adjacent to our principal executive offices in Eatontown, New Jersey. The facility is occupied pursuant to a lease which began in August, 2005. The lease agreement is for an initial term of twenty years with two five-year renewal options at our election. Lease payments are $2,326,000 per year for the first seven years, $1,460,000 per year for years eight through twelve, an annual rental rate to be determined at the time with a minimum rate of $1,460,000 and a maximum rate of $1,533,000 for years thirteen through seventeen, and thereafter at an annual rental rate to be determined at the time with a minimum rate equal to the actual rental rate in year seventeen and a maximum rate of $1,610,000 for years eighteen through twenty.
Item 3. Legal Proceedings
   Kment and Filan v. Osteotech Inc.
     In May 2006, we were served with a complaint in an action brought by plaintiffs Karl Anthony Kment and Marie Filan in the United States District Court, District of Oregon. On March 15, 2007, we agreed to settle this action with the plaintiffs for a cash payment of $600,000 and recorded a charge for such settlement in marketing, selling and general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2007. Settlement documents were fully executed by the parties in April 2007 and this action has been dismissed with prejudice.

   Osteotech v. Regeneration Technologies, Inc.
     In September 2006, we filed a complaint against Regeneration Technologies, Inc. (“RTI”) in the United States District Court for the District of New Jersey, alleging that RTI’s BioCleanse® Tissue Sterilization Process infringes our U.S. Patent No. 5,333,626. We served the complaint on November 16, 2006. RTI filed an Answer and Counterclaim on January 5, 2007, denying infringement, and seeking a declaratory judgment that our patent is not infringed, is invalid, and is unenforceable due to the laches, waiver, and/or estoppel. We filed a Reply on January 23, 2007, denying the allegations in RTI’s Counterclaim. We seek injunctive relief and damages in an amount to be determined. The case is now in the discovery phase.
Scotty Foster and Linda Foster v. Osteotech, Inc.
Eddie Don Glenn v. Osteotech, Inc.
Vickie Turner and Connie Cooper v. Osteotech, Inc.
     In 2006 and 2007, several different plaintiffs sued several defendants, including Dr. Patrick Chan and us, in the Circuit Court of White County, Arkansas. Plaintiffs allege that Dr. Chan performed unnecessary and inappropriate surgical procedures on plaintiffs, that Dr. Chan used products supplied by us in the procedures, that we gave or allowed kickbacks and bribes, and that we conspired to split commissions for sales generated by Dr. Chan’s surgeries. Based on these allegations, plaintiffs assert claims for negligent supervision, negligence, intentional wrongdoing, and the tort of outrage. Plaintiffs seek unspecified damages. The cases are in various stages of the legal process.
     We believe the claims made against us in these cases are without merit and intend to vigorously defend ourselves in these actions. We maintain certain insurance coverages for lawsuits of this nature and have notified the insurance companies about these actions.
   ReSource Tissue Bank v. OST Developpement SA
     On August 8, 2007, ReSource Tissue Bank filed a lawsuit against OST Developpement SA (“OST”), our wholly owned subsidiary, before the Commercial Court of Clermond-Ferrand, France, claiming damages arising from OST’s allegedly unlawful termination of its exclusive distribution agreement. The complaint requests that the Court declare that OST breached the agreement by unilaterally and abusively terminating the agreement, and requests the Court to order OST to pay the plaintiff damages totaling 3,329,000 euros ($4,861,000) consisting of (i) 374,000 euros ($546,000) for reimbursement of marketing expenses (ii) 2,398,000 euros ($3,501,000) for lost profits for the remainder of the normal term of the agreement, (iii) 550,000 euros ($803,000) for damage to the distributor’s loss of commercial reputation, and (iv) 7,000 euros ($10,000) in legal costs. Additionally, the complaint requests that the Court order OST to repurchase the former distributor’s remaining inventory of products purchased from OST for a purchase price of 90,000 euros ($131,000). At a hearing on February 1, 2008, OST moved the court to strike all of RTB’s declarations and to order RTB to submit accurate translations. The court ordered the plaintiff to respond to OST’s motions at the next hearing, which is scheduled for April 4, 2008.
     We believe the claims made against OST in this case are without merit and intend to vigorously defend ourselves in this action.

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
     The following table sets forth the high and low sale prices for the Common Stock for each of the fiscal quarters during the years ended December 31, 2007 and 2006 based on transaction data as reported by the NASDAQ Global Market.

Year Ended December 31, 2007	High	Low

First Quarter	$8.08	$4.79
Second Quarter	$8.44	$6.60
Third Quarter	$8.70	$5.56
Fourth Quarter	$8.48	$6.51

Year Ended December 31, 2006	High	Low

First Quarter	$6.04	$3.80
Second Quarter	$4.88	$3.41
Third Quarter	$4.63	$3.40
Fourth Quarter	$6.38	$3.99
Holders
     As of March 10, 2008, there were 365 holders of record of Osteotech Common Stock. We believe that there are approximately 4,800 beneficial owners of our Common Stock.

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
Securities Authorized for Issuance Under Equity Compensation Plans
     We have four stock option plans, all of which have been approved by our shareholders. Two of the plans, the 1991 Stock Option Plan and the 1991 Independent Directors Stock Option Plan, do not have any shares available to grant new options and all shares underlying outstanding options that expire or are forfeited prior to exercise are not available for future option grants under these plans. See Note 15 of “Notes to Consolidated Financial Statements.” The following table sets forth certain information relative to our stock option plans as of December 31, 2007:

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
	and rights	and rights	(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,540,004	$8.51	1,079,660
Equity compensation plans not approved by security holders (1)

Total	2,540,004	$8.51	1,079,660

(1)	We do not have any equity compensation plans which have not been approved by our security holders.

Stockholder Return Performance Graph
     The graph below summarizes the total cumulative return experienced by Osteotech’s stockholders during the five-year period ended December 31, 2007, compared to the NASDAQ Stock Market Index and the Dow Jones Medical Supplies Index. The changes for the periods shown in the graph and table are based on the assumption that $100.00 has been invested in Osteotech, Inc. common stock and in each index below on January 1, 2003 and that all cash dividends were reinvested.

	Jan. 1	December 31,
	2003	2003	2004	2005	2006	2007

Osteotech, Inc.	$100.00	$136.65	$85.40	$77.17	$87.73	$121.43
Nasdaq Stock Market	$100.00	150.84	164.13	167.86	185.16	204.70
Dow Jones Medical Supplies	$100.00	128.45	148.97	148.34	176.73	220.64
Recent Sales of Unregistered Securities and Purchases of Equity Securities by the Company
     We do not have programs to repurchase shares of our common stock nor have we repurchased any shares of our common stock for any purpose in 2007. In addition, we did not issue any shares of our common stock in 2007, except under our employee stock purchase plan and our stock option plans, all of which have been previously approved by our shareholders.

Item 6. Selected Financial Data
     Set forth below is selected financial data for the five years ended December 31, 2007. The following data should be read in conjunction with our consolidated financial statements and related notes thereto contained elsewhere herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Financial Data
(dollars in thousands except per share data)
For the Year ended December 31,	2007	2006	2005	2004	2003
Consolidated Results of Operations
Revenue	$104,277	$99,241	$93,307	$88,577	$94,433
Gross profit	53,722	47,802	31,862	36,075	52,362
Operating expenses	50,459	45,455	51,930	42,705	41,730
Income from litigation settlements					7,500
Operating income (loss)	3,263	2,347	(20,068)	(6,630)	18,132
Other income (expense), net	(589)	(498)	(1,564)	500	(386)
Income (loss) before income taxes	2,674	1,849	(21,632)	(6,130)	17,746
Net income (loss)	$2,617	$1,907	$(21,117)	$(5,283)	$10,867

Earnings (loss) per share
Basic	$.15	$.11	$(1.23)	$(.31)	$.64
Diluted	$.15	$.11	$(1.23)	$(.31)	$.62
Dividends per share	0	0	0	0	0
Year End Financial Position
Cash and cash equivalents	$22,777	$17,946	$13,484	$13,391	$15,326
Current assets, net of cash and cash equivalents	55,331	51,374	48,400	57,641	55,126
Total assets	120,351	113,033	111,022	116,404	127,213
Current liabilities	20,171	16,588	16,975	14,193	14,068
Long-term obligations, net of current portion	14,069	14,876	15,603	10,076	13,262
Stockholders’ equity	$79,028	$73,853	$70,755	$91,395	$96,220
     In 2005, we recorded severance and retirement charges of $2.0 million related to retirement agreements with certain employees including our former Chief Executive Officer and Chief Financial Officer. Also in 2005, we recorded a charge of $1.9 million for professional fees incurred as a result of an unsolicited takeover attempt by MTF. These 2005 charges are included in marketing, selling and general and administrative expenses in the consolidated statements of operations. In 2003, we recorded a gain from litigation settlement of $7.5 million related to the settlement of certain patent litigation.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
Management Overview
     Our business is to alleviate pain, promote healing and restore function by developing innovative OsteoBiologic solutions for regenerative medicine. Our goal is to utilize our current and future technology platforms to develop tissue forms and products to create procedure specific solutions to repair and replace bone loss caused by trauma or disease states, augment prosthetic implant procedures, facilitate spinal fusion and replace and/or repair damaged ligaments and tendons. We provide our OsteoBiologic solutions to orthopedic, spinal, neurosurgical and oral/maxillofacial surgeons for use in the various surgical procedures designed to facilitate the repair of the musculoskeletal system.
     We generate the majority of our revenues from fees charged for our Products, which are distributed to hospitals and surgeons. When we distribute our Products directly to surgeons and hospitals, we charge a service fee to the hospital based upon our published end user list price or, in certain instances, based upon a negotiated discount to our end user list price. We generally charge a contracted service fee for each Product provided to stocking distributors. We also generate revenues by processing allograft bone tissue for partner companies or clients, primarily MTF, into traditional allograft bone tissue grafts, Grafton® DBM or private label DBM products, which we return to our partners and clients and they distribute to hospitals and surgeons. When we process allograft bone tissue for clients or process private label DBM products, we generate revenues by charging our customers a fee for our services.
     Throughout 2007, we continued to influence favorably our gross margins by accelerating the development of new products; increasing our inventory velocity by re-aligning our work-in-process and finished goods tissue inventories; reducing costs; and increasing processing efficiencies by reducing lead times, improving tissue yields and reducing our obsolescence exposure. We expect to continue these efforts in future periods.
     We remained profitable in 2007 increasing net income to $2.6 million or $.15 diluted earnings per share from net income $1.9 million or $.11 diluted earnings per share in 2006. We realized revenue of $104.3 million, a 5% gain over 2006 revenues and improved gross margin to 52% in 2007 from 48% in 2006. We generated positive cash flow of $4.8 million in 2007 increasing our available cash position to $22.8 million at December 31, 2007.
     In 2008, we anticipate additional improvements in profitability on increased revenue while maintaining our current gross margin levels. We intend to invest in operational improvements, plant expansion for our new Products and a new computer software system in 2008, and continue to improve our cash available reserves from cash flow generated from operations.

Results of Operations
The following table sets forth our consolidated results of operations for 2007, 2006 and 2005:

	Year Ended December 31,			Percent Change
(in thousands)	2007	2006	2005	2007 vs. 2006	2006 vs. 2005

Revenue	$104,277	$99,241	$93,307	5%	6%

Cost of revenue	50,555	51,439	61,445	-2%	-16%

Gross profit	53,722	47,802	31,862	12%	50%

Operating expenses	50,459	45,455	51,930	11%	-12%

Operating income (loss)	3,263	2,347	(20,068)	39%	112%

Other income (expense)	(589)	(498)	(1,564)	-18%	68%

Income (loss) before Income taxes	2,674	1,849	(21,632)	45%	109%

Income tax expense (benefit)	57	(58)	(515)	-198%	-89%

Net income (loss)	$2,617	$1,907	$(21,117)	37%	109%

Earnings (loss) per share:
Basic	$.15	$.11	$(1.23)
Diluted	$.15	$.11	$(1.23)

     Net Income (Loss)
     Net income for the year ended December 31, 2007 was $2.6 million or $.15 diluted earnings per share and resulted from increased revenue and improved gross margins which was partially offset by higher operating expenses as compared to 2006. Our investment in distribution effectiveness initiatives, the costs associated with the settlement of certain litigation, and the non-cash compensation costs related to grants of equity awards contributed to the increase in operating expenses.
     Net income for the year ended December 31, 2006 was $1.9 million or $.11 diluted earnings per share and resulted primarily from improved gross margins and reductions in operating expenses as compared to the same respective period in 2005.
     We incurred a net loss in 2005 of $21.1 million or $1.23 diluted loss per share due primarily to costs incurred to implement our strategic initiatives to re-align our work-in-process and finished goods tissue inventories, which negatively impacted our gross margins, increased operating expenses (including charges for the retirement and resignation of three former executive officers), foreign currency translation losses on intercompany debt and an income tax benefit on our operating loss at an effective tax rate substantially lower than the statutory rate.
Revenue
     For the year ended December 31, 2007, revenue increased 5% to $104.3 million as compared to 2006 revenue of $99.2 million. Revenue increased principally from increased unit sales volume in our DBM, Hybrid/Synthetic and Traditional Tissue product lines. We recognized revenue declines from the distribution of our Graftech® Bio-implants and from fees associated with our processing of donors for MTF. Revenue increased 6% in 2006 to $99.2 million as compared to 2005 revenue of $93.3 million principally from increased unit sales volume in our DBM and Traditional Tissue Segments.
     The following table details the components of our revenues for the years presented:

				Percent Change
				2007	2006
	Year Ended December 31,			vs.	vs.
(in thousands)	2007	2006	2005	2006	2005

DBM Segment	$65,794	$57,493	$52,704	14%	9%
Traditional Tissue Segment	17,623	16,955	11,676	4%	45%
Spinal Allograft Segment	10,739	13,795	16,960	-22%	-19%
Hybrid/Synthetic Segment	1,760	1,270	—	39%	100%
Client Services Segment	7,621	9,128	11,277	-17%	-19%
Other Product Lines	740	600	690	23%	-13%

	$104,277	$99,241	$93,307	5%	6%

     2007 Compared to 2006
     The products in the DBM and Hybrid/Synthetic Segments compose our “core products” and are designated as such because they are the focus of our research and development initiatives and we believe they offer us the highest potential for revenue growth and profitability improvement. We anticipate that our strategic efforts will be focused on expanding domestic and international markets for our current “core products” as well as the new products we are and will be developing.
     DBM Segment revenue, which consists of Grafton® DBM revenue, revenue from the Xpanse™ Bone Inserts and revenue from the processing of two private label DBMs, increased 14% in 2007 as compared to 2006 primarily as a result of increased unit volumes. Revenue from Grafton® DBM, private label DBM tissue forms and Xpanse™ Bone Inserts increased 6%, 89% and 47%, respectively, in 2007 compared to 2006.
     Revenue in the Hybrid/Synthetic Segment represented sales of our PLEXUR P™ Biocomposite and GraftCage® Spacers. The PLEXUR P™ Biocomposite contributed $1 million to revenue growth for the year ended December 31, 2007. Revenue from the GraftCage® Spacers was $.7 million in 2007 and we do not anticipate revenue from the distribution of the GraftCage® Spacers to be a significant contributor to our future revenue streams.

     Traditional Tissue Segment revenue from the worldwide distribution of allograft bone tissue grafts increased 4% in the year ended December 31, 2007 from the prior year. The increase in 2007 traditional tissue revenues resulted from increases in domestic and international unit sales partially offset by declines in domestic pricing. In 2008, we expect to continue to expand our international traditional tissue business over 2007 levels, but expect our domestic traditional tissue revenue to remain relatively flat.
     Revenue in the Spinal Allograft Segment declined 22% in the year ended December 31, 2007 compared to the same periods in 2006 primarily due to a decrease in unit sales volume. We anticipate that our annual Graftech® Bio-implant revenue will decline slightly in 2008 from the levels realized in 2007.
     Client Service Segment revenue generated by the processing of allograft bone tissue for our clients, mainly MTF, declined 17% for the year ended December 31, 2007 compared to the prior year. We anticipate revenues in the Client Services Segment will decline as we process fewer donors for MTF. Our contractual agreements with MTF will expire at the end of 2008 and, thereafter, we expect revenues in this segment to be an insignificant part of our revenue in 2009.
     2006 Compared to 2005
     DBM Segment revenue, which consists primarily of domestic and international Grafton® DBM revenue, revenue from the Xpanse™ Bone Inserts and revenue from the processing of two private label DBMs, increased 9% in 2006 as compared to 2005. Grafton® DBM revenue increased 4% for the year ended December 31, 2006, compared to the same period in 2005, as a result of an increase in world-wide unit sales volume, partially offset by a decline in average selling prices, principally in the domestic market, due to competitive pressures. Revenue from the shipment of private label DBM tissue forms increased 24% in 2006 compared to 2005, primarily due to increased unit volumes based on our partners’ sales levels to end users. A portion of the increase in revenue was related to introduction of the Xpanse® Bone Insert in late 2005, which contributed $1.9 million to the revenue growth.
     Traditional Tissue Segment revenue from the world-wide distribution of allograft bone tissue grafts increased 45% in 2006 compared to 2005. The increase in revenues is primarily attributable to an increase in unit sales volume in all markets in which we distribute.
     Revenue in the Spinal Allograft Segment is primarily driven by our domestic distribution of Graftech® Bio-implants. Our Graftech® Bio-implant business has been declining over the last several years due to increased competition and surgeon use of polymer-based spinal interbody fusion devices.
     In 2006, revenue in the Hybrid/Synthetic Segment of $1.3 million represented sales of our GraftCage® Spacers, which were introduced in 2006.
     Client Service Segment revenue generated by the processing of allograft bone tissue for our clients declined 19% in 2006 as compared to 2005 primarily due to processing 23% fewer donors for MTF.
     Other revenue, which primarily represent sales of xenograft tissue products processed at our facility in France, were relatively flat in 2006 compared to 2005.

     Major Customers
     In 2007, 2006 and 2005, MTF accounted for $16.2 million, $19.4 million and $25.0 million of revenue, or 16%, 20% and 27%, respectively, of consolidated revenue.
Gross Margin

	Year Ended December 31,
(in thousands)	2007	2006	2005

Gross Profit	$53,722	$47,802	$31,862
Gross Margin	51.5%	48.2%	34.1%
     In both 2007 and 2006, gross margin increased over gross margin levels in the prior years, primarily due to the improvement in production volume to support the increase in unit sales volumes and our production initiatives, which has resulted in improved efficiencies and better utilization of allograft bone tissue. In 2005, we recognized charges of $4.8 million related to reserves and write-offs for excess, obsolete and expiring tissue inventories, primarily in the Graftech® Bio-implant product line, as a result of our standard inventory policies and procedures and to address our tissue inventory strategic intiatives.
Operating Expenses

				Percent Change
				2007	2006
	Year Ended December 31,			vs.	vs.
(in thousands)	2007	2006	2005	2006	2005

Marketing, selling and general and administrative	$44,801	$40,627	$46,909	10%	-13%
Research & development	5,658	4,828	5,021	17%	-4%

Total	$50,459	$45,455	$51,930	11%	-12%

     In 2007, marketing, selling and general and administrative expenses increased 10% when compared to 2006, principally due to our investment in improving worldwide distribution effectiveness, the costs associated with the settlement of certain litigation, the non-cash compensation costs associated with our equity award programs and professional fees. Compensation expense related to our equity awards program was $.9 million and $.3 million in 2007 and 2006, respectively. We expect that marketing, selling and general and administrative expenses in 2008 will be slightly higher than such expense levels in 2007 due to continued distribution effectiveness initiatives and non-cash compensation costs for our equity award programs. Research and development expenses in 2007 increased 17%, primarily due to our focus on the development of new technologies and products. We anticipate that our research and development expenditures will increase in 2008 as we continue our current program efforts.
     In 2006, marketing, selling and general and administrative expenses declined when compared to 2005, principally due to certain expense incurred in 2005 which did not recur in 2006, and due to our efforts to control our operating costs, partially offset by accruals for management and employee bonuses. In 2005, we made certain investments of $3.2 million to strengthen and diversify our domestic tissue sources; incurred severance and retirement costs of $2.0 million associated with the retirement of our former Chief Executive Officer and Chief Financial Officer, the resignation of our former Chief Science Officer and certain other employees terminated in the fourth quarter of 2005; and incurred professional fees, including the costs of $1.9 million associated with MTF’s unsolicited proposal to acquire Osteotech; and increased commissions associated with the increase in revenues. In 2006, research and development expenditures declined slightly compared to the prior year.
Operating Income (Loss)

				Percent Change
				2007	2006
	Year Ended December 31,			vs.	vs.
(in thousands)	2007	2006	2005	2006	2005

DBM Segment	$20,105	$16,305	$15,386	23%	6%
Traditional Tissue Segment	2,470	5,888	228	-58%	2482%
Spinal Allograft Segment	1,941	1,819	(7,992)	7%	123%
Hybrid/Synthetic Segment	277	(717)	(116)	139%	-518%
Client Services Segment	5,744	4,240	1,195	35%	255%
Other Product Lines	334	45	252	642%	-82%

	30,871	27,580	8,953	12%	208%
Corporate	(27,608)	(25,233)	(29,021)	9%	13%

Operating Income (Loss)	$3,263	$2,347	$(20,068)	39%	112%

     Total product segment operating income for the year December 31, 2007 of $30.9 million increased 12% as compared to 2006 due to improved gross margin, which was partially offset by the cost of our distribution effectiveness initiatives. In 2007, product segment operating income, as a percent of revenue, increased to 30% compared to 28% in 2006.
     Costs and expenses associated with Corporate increased 9% in 2007 from the prior year, mainly due to non-cash compensation costs for our equity award programs and higher professional fees.
     We focused our efforts in 2007, and will continue to do so in the future, on the “core” products in the DBM and Hybrid/Synthetic Segments. In doing so, more resources are being allocated to these segments resulting in increased costs and expenses, which we anticipate will be offset by revenue increases as a result of our strategies and initiatives. A portion of these costs and expenses had been reflected in the Traditional Tissue and Client Services Segments in 2006. As a result of this reallocation of resources, costs and expenses in the Traditional Tissue and Client Services Segments have declined.
     We generated total product segment operating income of $27.6 million in 2006 compared to $9 million in 2005, representing 28% and 10% of revenue, respectively. The improvement in 2006 resulted from improved gross margins and a reduction in selling and marketing expenses as a result of reconfiguring the commission program. Costs and expenses related to corporate declined 13% in the year ended December 31, 2006 when compared to 2005 as a result of various cost containment efforts.

Other Income (Expense)
     For the year ended December 31, 2007, other expense of $.6 million represents $1.6 million of interest expense on our capital lease obligation, partially offset by interest income on invested cash balances of $1.0 million; foreign currency translation loss of $.1 million, principally on intercompany debt, and, a $.1 million gain from a final contingent consideration payment related to the sale in 2002 of a foreign subsidiary.
     Other expense in 2006 of $.5 million is principally the result of $1.7 million in interest expense associated with our capital lease obligation, partially offset by interest income of $.8 million on invested cash balances, foreign currency translation gains of $.3 million, primarily related to intercompany debt, and a $.1 million gain from a contingent consideration payment related to the sale in 2002 of a foreign subsidiary.
     In 2005, other expense of $1.6 million primarily represents interest expense of $1.3 million related to long-term debt, which was repaid in full in August 2005, and the capital lease obligation, which arose in the sale and leaseback of our principal processing facility in August 2005, and foreign currency translation losses of $.8 million primarily related to intercompany debt. Other expense was partially offset by interest income on available cash balance of $.5 million in 2005.
     In July 2005, the Board of Directors declared $5.5 million of intercompany indebtedness between the domestic company and its French subsidiary OST Developpement S.A. (“OST”) to be permanent debt, requiring no principal repayments on such indebtedness. The Board of Directors decision was based, in part, upon the need to provide OST with working capital to allow for the expansion of our international operations. Beginning in late 2006 and progressing through much of 2007, we reorganized our international operations, which reduced OST’s need for working capital support. As a result, effective November 1, 2007, the Board of Directors declared that this $5.5 million of intercompany debt would need to be repaid.
     At December 31, 2007, all intercompany debt, in a net amount of $1.9 million, is subject to the recognition of variations in currency exchange rates between the U.S. dollar and the Euro. It is anticipated that a significant portion of the aggregate amount of outstanding intercompany debt will be settled in 2008.
     Future translation gains and losses may have a material impact on our results of operations in the event of significant changes in the exchange rate between the U.S. dollar and the Euro, although the impact of such gains and losses should not have any impact on consolidated cash flows.
Income Tax Provision
     In 2007, after the application of available net operating loss carryforwards, we provided for Federal income taxes based on the alternative minimum tax method, as well as provided a provision for certain state and foreign taxes. The carryforwards utilized for Federal, state and foreign purposes carried full valuation allowances. Our state income tax benefit was primarily due to the reversal of certain domestic state tax reserves and the filing for a state tax refund related to a prior year, partially offset by a provision for minimum state taxes in certain jurisdictions. We have evaluated the continuing need for our valuation allowances for our domestic and foreign deferred tax assets in accordance with the provisions of the Financial

Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable, and we have determined based on our assessment that there is not sufficient positive evidence to support the reversal of such valuation allowances. As in 2006 and 2005, we intend to maintain the valuation allowance until sufficient positive evidence exists to support the reversal of such valuation allowances. We will continue to assess the need to maintain existing valuation allowances or to record additional valuation allowances based on facts and circumstances in each future period.
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
     We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2003 through 2007 tax years generally remain subject to examination by Federal, foreign and most state authorities including, but not limited to, the United States, France, Bulgaria and New Jersey. Our 2003 through 2005 Federal tax returns are currently under examination by the Internal Revenue Service (“IRS”).
     The IRS has notified us that it is questioning certain tax deductions taken in 2004 related to the shutdown and abandonment of our former processing environment and challenging the depreciable life of certain assets. We disagree with and intend to oppose the IRS’s proposed adjustments. We do not expect there to be any material impact on our financial position or results of operations. If we do not prevail on the matters challenged by the IRS, our available net operating loss carryforwards, which are subject to full valuation allowances, would be reduced by approximately $6 million. Based on the nature of the items challenged by the IRS, such items would be deductible in future periods.
     Upon our adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”), effective January 1, 2007, we had no material liability for unrecognized tax benefits (“UTBs”). The components of our UTBs are substantially comprised of deferred tax assets which are subject to a full valuation allowance. To the extent we prevail in matters for which either a receivable or a liability for a UTB has been established, or are required to pay an amount or utilize NOLs to settle a tax liability, or estimates regarding a UTB change, the Company’s effective tax rate in a given financial reporting period may be affected. As a result of changes in UTBs during the year, at December 31, 2007, we had gross UTBs of $3.7 million. At December 31, 2007, the reduction in net Federal, state and foreign deferred tax assets by $2.7 million as a result of UTBs was offset by a similar change in the related valuation allowance.
     We expect that the amount will change in the next twelve months due to our filing of amended Federal and state tax returns, which could result in refunds of approximately $.4 million;

and expiring statutes of limitation and audit activity. However, we do not anticipate the change to be significant.
Liquidity and Capital Resources
     At December 31, 2007, we had cash and cash equivalents of $22.8 million compared to $17.9 million at December 31, 2006. Working capital increased to $58.0 million at December 31, 2007 compared to $52.7 million at December 31, 2006, primarily due to the increase in cash and cash equivalents.
     Net cash provided by operating activities was $8.1 million in 2007 compared to $6.8 million in 2006. The 2007 operating cash flow was generated from free cash flow (net income plus non-cash items), partially offset by changes in working capital.
     Net cash of $4.1 million used in investing activities in 2007 was principally used to fund capital expenditures and intellectual property. Net cash used in investing activities was $2.5 million in 2006, which is principally used to fund capital expenditures. We anticipate that 2008 capital expenditures and patent development funding to be approximately $5.0 million.
     In 2007, net cash provided by financing activities of $.7 million resulted from proceeds of $1.4 million generated from the issuance of common stock pursuant to our employee stock purchase plan and the exercise of stock options partially offset by principal payments of $.7 million on our capital lease obligation. Net cash used in financing activities of $.1 million in 2006 resulted from principal payments on our capital lease obligation of $.7 million offset by the proceeds from the issuance of common stock of $.6 million.
     In February, 2007, we entered into a $5.0 million line of credit with a banking institution. We did not borrow any amounts under this facility and did not seek renewal of the line of credit at its expiration in February 2008.
     At December 31, 2007, we had aggregate federal net operating loss carryforwards and federal research and development and alternative minimum tax credits of $20.1 million and $.2 million, respectively, which expire in varying amounts beginning in 2025 through 2027. At December 31, 2007, we had state net operating loss carryforwards of $31.4 million. State net operating loss carryforwards, which primarily offset New Jersey taxable income, expire in varying amounts beginning in 2008 through 2013. In addition, we had state research and development, manufacturing and other credits of $.8 million primarily to offset New Jersey income taxes, which expire in varying amounts beginning in 2008 through 2013. Foreign net operating loss carryforwards aggregate $1.3 million and expire in varying amounts beginning in 2008. In 2006, the we wrote-off certain of our foreign net operating loss carryforwards of $5.9 million related to our inactive subsidiaries in the Netherlands. These foreign net operating loss carryforwards carried a full valuation allowance.

Contractual Obligations
     The following table summarizes our contractual obligations at December 31, 2007, and the effects such obligations are expected to have on our liquidity and cash flow in future periods.

		Less Than	Years	Years	After
(In thousands)	Total	One Year	2-3	4-5	5 Years

Capital lease obligation	$29,762	$2,326	$4,652	$4,291	$18,493
Non-cancelable operating lease obligations	8,874	1,511	2,658	2,601	2,104
Retirement and severance payments	928	798	130
Asset retirement obligation — Shrewsbury facility	1,954	701			1,253
Asset retirement obligation — Eatontown facility (1)	9,640				9,640
Reimbursement under tissue supply agreements (2)	35,455	15,490	16,980	2,985

	$86,613	$20,826	$24,420	$9,877	$31,490

(1)	Represents the future value of the Eatontown asset retirement obligation as of December 31, 2007. This asset retirement obligation will be accreted from its current value as of December 31, 2007 of $2.5 million to its future value over the next eighteen years.

(2)	Represents the minimum reimbursement to be made under our agreements with MTF, CTS and LifeNet for their services of donor recovery and donor eligibility related to the allograft bone tissue to be supplied to us over the current term of the related agreements.
     Based on our current projections and estimates, we believe that our currently available cash and cash equivalents and anticipated future cash flow from operations will be sufficient to meet our forecasted cash needs in 2008. Our future liquidity and capital requirements will depend upon numerous factors, including:
•	the progress of our product development programs and the need and associated costs relating to regulatory approvals, if any, which may be needed to commercialize some of our products under development; and

•	the resources we devote to the development, manufacture and marketing of our services and products.
     We may seek additional funding to meet the needs of our long-term strategic plans. We can provide no assurance that such additional funds will be available or, if available, that such funds will be available on favorable terms.
Off-Balance Sheet Arrangements
     As part of our ongoing business, we have not participated in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
•	We record reductions to revenue for estimated returns based upon historical experience. If future returns are less than historical experience, reduction in estimated reserves would increase revenue. Alternatively, should returns exceed historical experience, additional allowances would be required, which would reduce revenue.

•	We maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Changes in estimates of collection risk related to accounts receivable can result in decreases or increases in current period operating costs.

•	We write down inventory and deferred processing costs for estimated excess, obsolescence or unmarketable tissue grafts and products equal to the lower of cost or market value. Excess and obsolescence could occur from numerous factors, including, but not limited to, the competitive nature of the market, technological change, expiration and changes in surgeon preference. If actual market conditions are less favorable than those projected by management, additional write-downs may be required, including provisions to reduce inventory and deferred processing costs to net realizable value. In each period, we also assess its production activity in relationship to historical experience and normal capacity, and evaluate the need to reflect processing costs as either period costs or as a component of deferred processing costs. In periods where our actually process activities are less than historical experience, we charge an appropriate portion of our processing costs directly to cost of revenue in the consolidated statements of operations. In addition, we provide reserves, if any, for the difference between its contractual purchase commitments and its projected purchasing patterns based upon maintenance of adequate inventory levels and forecasted revenues. If actual revenue is less favorable than those forecasted by management, additional reserves may be required; alternatively, if revenue is stronger than forecasted by management, such reserves would be reduced.

•	We record an asset retirement obligation when an obligation to retire an asset is determined. The asset retirement obligation is accrued at its estimated fair value with a corresponding increase in the carrying amount of the related long-lived asset, if appropriate. We determine the amount of the asset retirement obligation based upon a number of assumptions requiring professional judgment and make adjustments to the asset retirement obligation recorded based on the passage of time or revisions to either the timing or the amount of the undiscounted cost estimate to retire the asset.

•	We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income, in the event that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that it would not be able to realize all or part of a net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. We accrue current and future tax liabilities based upon levels of taxable income, tax planning strategies, and assessments of the timing of taxability of the tax attributes. We provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.
•	We measure stock-based compensation cost at the date of grant, based on the fair value of the award, which is recognized as an expense generally on a straight-line basis over the employee’s or consultant’s requisite service period with an equal amount recorded as additional paid in capital, net of income tax benefit, if any, until such time as the fair value has been fully recognized. We account for forfeitures using an estimated rate when determining the fair value of the award.

•	Litigation is subject to many uncertainties and management is unable to predict the outcome of the pending litigation. When we are reasonably able to determine the probable minimum or ultimate liability, if any, which may result from any of the pending litigation, we will record a provision for our best estimate of such liability, and if appropriate, will record a benefit for the amounts covered by insurance. If the outcome or resolution of the pending litigation is for amounts greater than accrued, an expense will be recorded in the period the determination is made. Alternatively, should the outcome or resolution be for less than accrued, we would reduce the expense in the period the determination is made.
Recent Accounting Developments
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 143(R)”). SFAS No. 141(R) is effective for us beginning January 1, 2009 and applies prospectively to business combinations for which the acquisition date is on or after that date. Early adoption is prohibited. Under SFAS No. 141(R), among other things, an acquiring entity will generally be required to recognize all the assets acquired and liabilities assumed, acquisition costs will be generally expensed as incurred, noncontrolling interests (formally known as “minority interest”) will be valued at fair value at the acquisition date, and acquired in-process research and development will be recorded at fair value as an indefinite-lived intangible asset.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Principals Board No. 51” (“SFAS No. 160”). SFAS No. 160 is effective for us beginning January 1, 2009 but does require retroactive adoption of the presentation and disclosure requirements for existing noncontrolling interests. Under SFAS No. 160, among other things, noncontrolling interests, which we do not have currently, will be classified as a component of stockholders’ equity.
     In December 2007, the EITF issued “Accounting for Collaborative Arrangements” (EITF 07-1”). EITF 07-1 is effective for us beginning January 1, 2009 and requires retrospective application for arrangements existing as of the effective date. EITF 07-1, among other things, defines the meaning of collaborative arrangements and defines how costs incurred and revenues generated should be reported. We are currently evaluating the impact from adopting EITF 07-1 on our financial position and results of operations, but is not expected to have a significant effect.
     In June 2007, the EITF issued “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3). EITF 07-3 requires capitalization of nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities and recognition of expense as the goods are delivered or services are rendered. The provisions of EITF 07-3 are effective beginning January 1, 2008 and are to be applied prospectively. The effect of adoption of EITF 07-3 on our financial position and results of operations is not expected to be material.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 is effective January 1, 2008 and permits companies to choose to measure certain financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. We are currently evaluating its impact of adopting SFAS No. 159 on our financial position and results of operations, but it is not expected to have a significant effect.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under a number of other accounting pronouncements that require or permit fair value measurements. Certain provisions of SFAS No. 157 are effective for us beginning January 1, 2008, while certain other provisions are effective beginning January 1, 2009. We are currently evaluating the impact of adopting SFAS No. 157 on our financial position and results of operations, but it is not expected to have a significant effect.
Impact of Inflation and Foreign Currency Exchange Fluctuations
     The results of operations for the periods discussed have not been materially affected by inflation. We are subject to foreign currency fluctuations for material changes in exchange rates between the U.S. dollar and the euro. As our foreign source revenue continues to grow and represent a larger percentage of our consolidated revenues and profits, foreign currency translation adjustments may impact our operating results to a greater extent.
     The exchange rate as of December 31, 2007 was 1.46 U.S. dollars to one euro compared to an exchange rate of 1.32 U.S. dollars to one euro as of December 31, 2006. The average exchange rate for the year ended December 31, 2007 was 1.37 U.S. dollars to one euro compared to an average exchange rate for the year ended December 31, 2006 of 1.25 U.S. dollars to one euro. A 10% change in the average exchange rate, based on actual results for 2007, would impact revenues by approximately $1.1 million and net income by approximately $.1 million.

     In 2007 and 2005, we recognized foreign currency translation/transaction losses, primarily relate to the impact of exchange rates on intercompany indebtedness, of $.1 million and $.8 million, respectively. Foreign currency translation/transaction gains, which primarily relate to the impact of exchange rates on intercompany indebtedness, were $.3 million in 2006.
     Future translation gains and losses may have a material impact on our results of operations in the event of significant changes in the exchange rate between the U.S. dollar and the Euro.
Litigation
     We are involved in legal proceedings involving product liability claims. For a complete discussion of these matters see, Item 3. “Legal Proceedings” and Note 14 of “Notes to Consolidated Financial Statements.” It is possible that our results of operations or liquidity and capital resources could be adversely affected by the ultimate outcome of the pending litigation or as a result of the costs of contesting such lawsuits.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to interest rate risk. Changes in interest rates affect interest income earned on cash and cash equivalents. We do not enter into derivative transactions related to our cash or cash equivalents. Accordingly, we are subject to changes in interest rates. Based on our December 31, 2007 cash and cash equivalents, a 1% change in interest rates would impact net income by approximately $.2 million.
     The value of the U.S. dollar affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. We do not maintain hedging programs to mitigate the potential exposures of exchange rate risk. Accordingly, our results of operations are adversely affected by the strengthening of the U.S. dollar against currencies, primarily the Euro, in which we sell products and services or a weakening exchange rate against currencies in which we incur costs. Based on the operating results of our foreign operations for the year ended December 31, 2007, a 10% change in the exchange rates would impact our net income by less than $.1 million.
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

Item 9A. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2007 related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Based upon their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2007.
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

     Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.
     The effectiveness of the internal control over financial reporting as of December 31, 2007 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report, which is included in this Item 9A.
     Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(e) under the Exchange Act, during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Osteotech, Inc.
Eatontown, New Jersey
We have audited Osteotech, Inc. and Subsidiaries (the “Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 10, 2008 expressed an unqualified opinion thereon.
/s/  BDO Seidman, LLP
Woodbridge, New Jersey
March 10, 2008

Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed not later than 120 days after December 31, 2007.
Item 11. Executive Compensation
     The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed not later than 120 days after December 31, 2007.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders
     The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed not later than 120 days after December 31, 2007.
Item 13. Certain Relationships and Related Transactions and Director Independence
     The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed not later than 120 days after December 31, 2007.
Item 14. Principal Accounting Fees and Services
     The information required by this Item is incorporated into this Annual Report on Form 10-K by reference to the Proxy Statement for our 2008 Annual Meeting of Stockholders to be filed not later than 120 days after December 31, 2007.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a)(1) and (2). The response to this portion of Item 15 is submitted as a separate section of this report commencing on page F-1.
     (a)(3) and (b). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number	Description	Number
3.1	Restated Certificate of Incorporation of Osteotech, as amended (incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K, filed on March 27, 2002)	*

3.2	Fifth Amended and Restated Bylaws of Osteotech (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed on November 7, 2007)	*

3.3	Form of Stock Certificate (incorporated by reference to Exhibit 3.4 to Registrant’s Registration Statement on Form S-1 (File No. 33-40463), filed on June 14, 1991)	*

3.4	Certificate of Retirement and Prohibition or Reissuance of Shares of Osteotech, Inc. dated April 4, 2002 (incorporated by reference to Exhibit 3.4 to Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2002)	*

4.1	Amended and Restated Rights Agreement dated as of May 26, 2005 between Osteotech, Inc. and Registrar and Transfer Co. (incorporated by reference to Exhibit 1 to Registrant’s Form 8-A/A, filed on May 26, 2005)	*

10.1	1991 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K, filed on March 27, 2002) ^	*

10.2	1991 Independent Directors Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-145438), filed on August 14, 2007) ^	*

10.3	Form of Confidentiality Agreement and Non-Competition Agreement with executive officers (incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K, filed on March 27, 2002)	*

Exhibit
Number	Description	Number
10.4	Employment Agreement with Richard Russo dated April 1, 1997 (incorporated by reference to Exhibit 10.30 to Registrant’s Annual Report on Form 10-K, filed on March 31, 1999) ^	*

10.5	Amended and Restated Processing Agreement entered into September 11, 2000 by Osteotech, Inc., Musculoskeletal Transplant Foundation and Biocon, Inc. (incorporated by reference to Exhibit 10.36 to Registrant’s Quarterly Report on Form 10-Q, filed on November 14, 2000) #	*

10.6	Amended and Restated 2000 Stock Plan (incorporated by reference to Exhibit 10.41 to Registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2003) ^	*

10.7	Second Amended and Restated Processing Agreement by and among Musculoskeletal Transplant Foundation, Biocon, Inc., and Osteotech, Inc. dated as of June 1, 2002 (incorporated by reference to Exhibit 10.57 to Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2002) #	*

10.8	Settlement Agreement and Release by and among Osteotech, Inc. and Osteotech Investment Corporation, the Musculoskeletal Transplant Foundation, and Synthes Spine Company, L.P., dated as of June 1, 2002 (incorporated by reference to Exhibit 10.56 to Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2002)	*

10.9	License Agreement by and among Osteotech, Inc., Osteotech, Inc., Osteotech Investment Corporation, Musculoskeletal Transplant Foundation, Biocon, Inc., and Synthes Spine Company, L.P., dated as of June 1, 2002 (incorporated by reference to Exhibit 10.58 to Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2002) #	*

10.10	Form of Change in Control Agreement with Executive Officers (incorporated by reference to Exhibit 10.61 to Registrant’s Quarterly Report on Form 10-Q, filed on November 14, 2002) ^	*

10.11	Lease for Osteotech’s Eatontown administration facility (incorporated by reference to Exhibit 10.30 to Registrant’s Annual Report on Form 10-K, filed on March 30, 1995)	*

10.12	First Modification to Lease for Osteotech’s Eatontown administration facility (incorporated by reference to Exhibit 10.45 to Registrant’s Annual Report on Form 10-K, filed on March 15, 2004)	*

Exhibit
Number	Description	Number
10.13	Employment Agreement with Sam Owusu-Akyaw dated July 2, 2004 (incorporated by reference to Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q, filed on November 8, 2004) ^	*

10.14	Employee Non-Competition, Non-Solicitation, Confidential Information and Inventions Agreement with Sam Owusu-Akyaw dated July 2, 2004 (incorporated by reference to Exhibit 10.49 to Registrant’s Quarterly Report on Form 10-Q, filed on November 8, 2004)	*

10.15	Processing Agreement between Musculoskeletal Transplant Foundation, Inc., Biocon, Inc. and Osteotech, Inc. dated December 22, 2004 (incorporated by reference to Exhibit 10.51 to Registrant’s Annual Report on Form 10-K, filed on March 29, 2005) #	*

10.16	Form of Nontransferable Incentive Stock Option Agreement for all incentive option grants, including option grants to Members of the Board of Directors and Executive Officers (incorporated by reference to Exhibit 10.52 to Registrant’s Annual Report on Form 10-K, filed on March 29, 2005)	*

10.17	Form of Nontransferable Non-Incentive Stock Option Agreement for all non-incentive option grants, including option grants to Members of the Board of Directors and Executive Officers (incorporated by reference to Exhibit 10.52 to Registrant’s Annual Report on Form 10-K, filed on March 29, 2005)	*

10.18	1994 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.55 to Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2005) ^	*

10.19	Form of Nontransferable Non-Incentive Stock Option Agreement pursuant to the 1991 Stock Option Plan and Form of Amendment thereto (incorporated by reference to Exhibit 10.56 to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2005) ^	*

10.20	Form of Nontransferable Incentive Stock Option Agreement pursuant to the 1991 Stock Option Plan and Form of Amendment thereto (incorporated by reference to Exhibit 10.57 to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2005) ^	*

10.21	Form of Nontransferable Non-Incentive Stock Option Agreement Cliff Vesting Option pursuant to the 2000 Stock Plan and Form of Amendment thereto (incorporated by reference to Exhibit 10.58 to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2005) ^	*

Exhibit
Number	Description	Number
10.22	Form of Nontransferable Non-Incentive Stock Option Agreement pursuant to the 2000 Stock Plan and Form of Amendment thereto (incorporated by reference to Exhibit 10.59 to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2005) ^	*

10.23	Form of Nontransferable Incentive Stock Option Agreement Cliff Vesting Option pursuant to the 2000 Stock Plan and Form of Amendment thereto (incorporated by reference to Exhibit 10.60 to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2005) ^	*

10.24	Form of Non-Qualified Stock Option Agreement pursuant to the 1991 Stock Option Plan and Form of Amendment thereto (incorporated by reference to Exhibit 10.61 to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2005) ^	*

10.25	Purchase and Sale Agreement between Osteotech, Inc. and 201 Industrial Way, Inc., dated August 5, 2005 (incorporated by reference to Exhibit 10.62 to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2005)	*

10.26	Agreement of Lease between 201 Industrial Way, Inc. and Osteotech, Inc., dated August 5, 2005, the Company’s principal processing facility (incorporated by reference to Exhibit 10.63 to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2005)	*

10.27	Employment Agreement, effective as of November 1, 2000, between Osteotech, Inc. and Mark H. Burroughs (incorporated by reference to Exhibit 10.64 to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2005) ^	*

10.28	Indemnity Agreement, dated as of November 1, 2000, by and between Osteotech, Inc. and Mark H. Burroughs (incorporated by reference to Exhibit 10.65 to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2005) ^	*

10.29	Employee Confidential Information, and Invention and Non-Competition Agreement, dated November 1, 2000, by and between Osteotech, Inc. and Mark H. Burroughs (incorporated by reference to Exhibit 10.66 to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2005)	*

10.30	Change in Control Agreement, dated as of November 1, 2000, by and between Osteotech, Inc. and Mark H. Burroughs (incorporated by reference to Exhibit 10.67 to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2005) ^	*

Exhibit
Number	Description	Number
10.31	Retirement Agreement, dated as of November 22, 2005, by and between Osteotech, Inc. and Richard W. Bauer (incorporated by reference to Exhibit 10.60 to Registrant’s Annual Report on Form 10-K filed on March 31, 2006) ^	*

10.32	Amendment No. 1, effective as of January 1, 2006, to Employment Agreement, effective as of November 1, 2000, between Osteotech, Inc. and Mark H. Burroughs (incorporated by reference to Exhibit 10.61 to Registrant’s Annual Report on Form 10-K filed on March 31, 2006) ^	*

10.33	Amendment No. 1, effective as of January 1, 2006, to Employment Agreement, dated July 2, 2004, between Osteotech, Inc. and Sam Owusu-Akyaw (incorporated by reference to Exhibit 10.62 to Registrant’s Annual Report on Form 10-K filed on March 31, 2006) ^	*

10.34	Employment Agreement, effective as of September 27, 2004, between Osteotech, Inc. and Robert Wynalek (incorporated by reference to exhibit 10.64 to Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2006)^	*

10.35	Form of Indemnity Agreement executed by Officers and Directors of Osteotech, Inc. (incorporated by reference to Exhibit 10.54 to Registrants Current Report on Form 8-K filed on April 9, 2002)^	*

10.36	Form of 2000 Stock Plan Restricted Stock Unit Agreement for Employees (incorporated by reference to Exhibit 10.66 to registrant’s Quarterly Report on Form 10-Q filed on August 4, 2006)^	*

10.37	Form of 2000 Stock Plan Restricted Stock Unit Agreement for Independent Directors (incorporated by reference to Exhibit 10.67 to Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2006)^	*

10.38	Form of 2000 Stock Plan Restricted Stock Unit Agreement For Consultants (incorporated by reference to Exhibit 10.68 to Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2006)^	*

10.39	The Management Performance Bonus Plan, June 2006 (incorporated by reference to Exhibit 10.69 to Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2006)^	*

10.40	Form of 2000 Stock Plan Nontransferable Incentive Stock Option Agreement as of October 26, 2006 (incorporated by reference to Exhibit 10.49 to Registrant’s Annual Report on Form 10-K filed on March 14, 2007)^	+

Exhibit
Number	Description	Number
10.41	Form of 2000 Stock Plan Nontransferable Non-Incentive Stock Option Agreement as of October 26, 2006 (incorporated by reference to Exhibit 10.50 to Registrant’s Annual Report on Form 10-K filed on March 14, 2007)^	+

10.42	Tissue Recovery Agreement between the Company and Community Blood Center d/b/a Community Tissue Services dated March 1, 2006 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2007)#	*

10.43	First Amendment to Tissue Recovery Agreement between the Company and Community Blood Center dated February 27, 2007 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2007) [ ]	*

10.44	Employment Agreement, dated April 1, 1999, between the Company and Richard Russo (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2007)^	*

10.45	Employment Agreement, dated September 27, 2004, between the Company and Robert Honneffer (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2007)^	*

10.46	Second Amendment to Tissue Recovery Agreement between the Company and Community Blood Center dated May 14, 2007 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2007) [ ]	*

10.47	Third Amendment to Tissue recovery Agreement between the Company and Community Blood Center dated May 14, 2007 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2007) [ ]	*

10.48	Fourth Amendment to Tissue Recovery Agreement between the Company and Community Blood Center dated June 1, 2007 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2007) [ ]	*

10.49	2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-145501), filed on August 16, 2007)^	*

10.50	Form of 2007 Stock Incentive Plan Restricted Stock Unit Agreement for Employees (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2007)^	*

Exhibit
Number	Description	Number
10.51	Form of 2007 Stock Incentive Plan Performance-Based Restricted Stock Unit Agreement for Employees	+

21.1	Subsidiaries of the Registrant	+

23.1	Consent of BDO Seidman, LLP	+

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

*	Previously filed; incorporated herein by reference

+	Filed herewith

^	Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 10(iii)

#	Copy omits information for which confidential treatment has been granted

[ ]	Copy omits information for which confidential treatment has been requested.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2008	OSTEOTECH, INC.
	By:	/s/ SAM OWUSU-AKYAW
Sam Owusu-Akyaw
Chief Executive Officer (Principal Executive Officer) and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ KENNETH P. FALLON III	Chairman of the	March 12, 2008

Kenneth P. Fallon III	Board of Directors

/s/ SAM OWUSU-AKYAW	President and Chief	March 12, 2008

Sam Owusu-Akyaw	Executive Officer (Principal Executive Officer) and Director

/s/ MARK H. BURROUGHS	Executive Vice President	March 12, 2008

Mark H. Burroughs	Chief Financial Officer (Principal Financial Officer)

/s/ STEPHEN S. GALLIKER	Director	March 12, 2008

Stephen S. Galliker

/s/ ROBERT W. GUNN	Director	March 12, 2008

Robert W. Gunn

/s/ ROBERT J. PALMISANO	Director	March 12, 2008

Robert J. Palmisano

/s/ JAMES M. SHANNON	Director	March 12, 2008

James M. Shannon

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
Eatontown, New Jersey
We have audited the accompanying consolidated balance sheets of Osteotech, Inc. and Subsidiaries (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As described in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, utilizing the modified prospective transition method effective January 1, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Woodbridge, New Jersey
March 10, 2008

OSTEOTECH, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

December 31,	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$22,777	$17,946
Accounts receivable, net of allowance of $267 in 2007 and $488 in 2006	19,353	18,507
Deferred processing costs	30,850	29,067
Inventories	1,171	1,005
Prepaid expenses and other current assets	3,957	2,795

Total current assets	78,108	69,320

Property, plant and equipment, net	34,508	36,340
Goodwill	1,953	1,669
Other assets	5,782	5,704

Total assets	$120,351	$113,033

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$19,364	$15,861
Current maturities of capital lease obligation	807	727

Total current liabilities	20,171	16,588

Capital lease obligation	14,069	14,876
Other liabilities	7,083	7,716

Total liabilities	41,323	39,180

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding 17,697,539 shares in 2007 and 17,396,775 shares in 2006	177	174
Additional paid-in capital	68,022	65,784
Accumulated other comprehensive income	1,431	1,114
Retained earnings	9,398	6,781

Total stockholders’ equity	79,028	73,853

Total liabilities and stockholders’ equity	$120,351	$113,033

The accompanying notes are an integral part of these consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

For the year ended December 31,	2007	2006	2005

Revenue	$104,277	$99,241	$93,307

Cost of revenue	50,555	51,439	61,445

Gross profit	53,722	47,802	31,862

Marketing, selling and general and administrative	44,801	40,627	46,909
Research and development	5,658	4,828	5,021

	50,459	45,455	51,930

Operating income (loss)	3,263	2,347	(20,068)

Other income (expense):
Interest income	1,022	757	529
Interest expense	(1,610)	(1,671)	(1,303)
Other	(1)	416	(790)

	(589)	(498)	(1,564)

Income (loss) before income taxes	2,674	1,849	(21,632)

Income tax expense (benefit)	57	(58)	(515)

Net income (loss)	$2,617	$1,907	$(21,117)

Earnings (loss) per share:
Basic	$.15	$.11	$(1.23)
Diluted	$.15	$.11	$(1.23)

Shares used in computing earnings (loss) per share:
Basic	17,538,254	17,298,352	17,195,868
Diluted	17,926,384	17,399,719	17,195,868

The accompanying notes are an integral part of these consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands)

For the years ended December 31, 2007, 2006 and 2005
				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Capital	Income	Earnings	Equity

Stockholders’ Equity, January 1, 2005	17,175,474	$172	$64,482	$750	$25,991	$91,395
Net income					(21,117)	(21,117)
Currency translation adjustments				43		43

Total comprehensive income						(21,074)
Exercise of stock options	47,575	1	182			183
Common stock issued pursuant to employee stock purchase plan	36,915		161			161
Tax benefits related to stock options			90			90

Stockholders’ Equity, December 31, 2005	17,259,964	173	64,915	793	4,874	70,755
Net income					1,907	1,907
Currency translation adjustments				321		321

Total comprehensive income						2,228
Exercise of stock options	109,875	1	436			437
Common stock issued pursuant to employee stock purchase plan	26,936		119			119
Stock-based compensation expense			314			314

Stockholders’ Equity, December 31, 2006	17,396,775	174	65,784	1,114	6,781	73,853
Net income					2,617	2,617
Currency translation adjustments				317		317

Total comprehensive income						2,934
Exercise of stock options/vested restricted stock units	279,336	3	1,238			1,241
Common stock issued pursuant to employee stock purchase plan	21,428		162			162
Stock-based compensation expense			838			838

Stockholders’ Equity, December 31, 2007	17,697,539	$177	$68,022	$1,431	$9,398	$79,028

The accompanying notes are an integral part of these consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

For the year ended December 31,	2007	2006	2005

Cash Flow From Operating Activities
Net income (loss)	$2,617	$1,907	$(21,117)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,396	6,038	5,722
Deferred income taxes			(12)
Stock-based compensation expense	838	314	90
Provision for tissue inventories			790
Changes in assets and liabilities:
Accounts receivable	(846)	(3,628)	277
Deferred processing costs	(2,349)	576	3,076
Inventories	(166)	273	(76)
Prepaid expenses and other current assets	(1,162)	643	2,058
Note receivable from patent litigation Settlement	1,000	1,000	1,000
Accounts payable and other liabilities	2,803	(301)	6,553

Net cash provided by (used in) operating activities	8,131	6,822	(1,639)

Cash Flow From Investing Activities
Proceeds from sale of land and building			16,500
Capital expenditures	(3,312)	(2,067)	(2,115)
Other, net	(739)	(404)	162

Net cash provided by (used in) investing activities	(4,051)	(2,471)	14,547

Cash Flow From Financing Activities
Issuance of common stock	1,403	556	344
Principal payments on capital lease obligation	(727)	(655)	(242)
Principal payments on long-term debt			(12,737)

Net cash provided by (used in) financing activities	676	(99)	(12,635)

Effect of exchange rate changes on cash	75	210	(180)

Net increase in cash and cash equivalents	4,831	4,462	93
Cash and cash equivalents at beginning of year	17,946	13,484	13,391

Cash and cash equivalents at end of year	$22,777	$17,946	$13,484

The accompanying notes are an integral part of these consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
1. DESCRIPTION OF BUSINESS
Osteotech, Inc. (the “Company”) is in the business to alleviate pain, promote healing and restore function by developing innovative OsteoBiologic solutions for regenerative medicine. The Company’s goal is to utilize current and future technology platforms to develop tissue forms and products to create procedure specific solutions to repair and replace bone loss caused by trauma or disease states, augment prosthetic implant procedures, facilitate spinal fusion and replace and/or repair damaged ligaments and tendons. The Company provides OsteoBiologic solutions to orthopedic, spinal, neurosurgical and oral/maxillofacial surgeons for use in the various surgical procedures designed to facilitate the repair of the musculoskeletal system.
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany transactions and balances are eliminated.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenue Recognition
The Company derives revenue principally from service fees related to the distribution of its tissue grafts and products. Revenue, net of trade discounts and allowances, is recognized once delivery has occurred provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectibility is reasonably assured. Delivery is considered to have occurred when risk of loss has transferred to the Company’s customers, usually upon shipment to such customers, except for the Company’s products maintained as consigned inventory, when delivery is considered to have occurred at the time that the tissue graft or product is consumed by the end user. (See Note 18 for a summary of revenue by segment).
Cash Equivalents and Short-Term Investments
The Company considers all highly liquid investments with original maturities of three months or less, including the Company’s investment in money market funds, to be cash equivalents. Investments with maturities in excess of three months but less than one year, when purchased, are classified as short-term investments and are stated at cost, net of any unamortized premiums or discounts.
Deferred Processing Costs
Deferred processing costs are stated at the lower of cost or market, with cost determined under the first-in, first-out method. Costs related to allograft bone tissue grafts and processing are deferred until the allograft bone tissue is released from final quality assurance testing and shipped to customers, except for consigned inventory, whose costs are deferred until the tissue graft is consumed by the end user.

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Inventories
Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method. Inventories consist of supplies and raw materials, which principally support the processing of allograft bone tissue, and finished goods, which principally represent synthetic or xenograft products.
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
Property, plant and equipment — Property, plant and equipment are stated at cost. Assets under capital leases are recorded at the lower of the fair market value of the asset or the present value of the future minimum lease payments. Assets subject to asset retirement obligations are recorded at cost plus the initial value, or any appropriate revisions thereof, of the asset retirement obligation. Major renewals and betterments are capitalized while maintenance and repairs are expensed as incurred. Interest, if any, is capitalized in connection with the construction of major facilities. The capitalized interest is recorded as part of the underlying assets and is amortized over each respective asset’s estimated useful life. The cost of assets under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. Depreciation is computed on the straight-line method over the following estimated useful lives of the assets:

Building and improvements	10 to 20 years
Machinery and equipment	5 to 10 years
Computer hardware and software	5 years
Office equipment, furniture and fixtures	5 years
Surgical instrumentation	3 years

OSTEOTECH, INC. andSUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
When depreciable assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations.
Goodwill — The Company’s goodwill arose in the acquisition of its French subsidiary, OST Developpement S.A. (“OST”), and relates mainly to the Company’s international activities in the sale, distribution and procurement of allograft bone tissue products. No impairment of goodwill has been identified during any of the periods presented. During 2007, the Company increased its ownership in OST to 100% at a cost of $284 which amount is reflected in goodwill in the consolidated balance sheets.
Other intangible assets — The Company’s other intangible assets, which principally represent patents and patent applications, are recorded at cost. Patents are amortized over 5 years, their estimated useful life. Patent application costs will commence amortization upon the grant of the patent or expensed if the application is rejected, withdrawn or abandoned.
Asset Retirement Obligations
The Company records an asset retirement obligation (“ARO”) when an obligation to retire an asset is determined and reasonably estimatable. The ARO is accrued at its estimated fair value with a corresponding increase in the carrying amount of the related long-lived asset, or if appropriate, a corresponding charge to the results of operations. In each subsequent period, the ARO is accreted from its current discounted value to its expected future settlement value, and the related capitalized cost is depreciated over the useful life of the related long-lived asset. The valuation of an ARO is based upon a number of assumptions requiring professional judgment, including expected future settlement values and the credit-adjusted risk free interest rate, and future adjustments of these assumptions may have a material impact on the Company’s results of operations.
Grants
As part of the Company’s efforts to foster the development of new technologies, tissue donations and expansion of tissue supply, the Company may, from time-to-time, provide grants to educational and other organizations. Grants are expensed in marketing, selling and general and administrative expenses in the consolidated statements of operations when the Company makes a fixed and determinable commitment to fund a specific grant. As of December 31, 2007, the Company does not have any grant commitments.
Income Taxes
The Company records a provision for income taxes including federal, state and foreign income taxes currently payable and those deferred because of temporary differences in the basis of assets and liabilities between amounts recorded for financial statement and tax purposes. Deferred taxes are calculated using the liability method as required by Financial

OSTEOTECH, INC. andSUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes” (“SFAS No. 109”). A valuation allowance is established, as needed, to reduce the carrying value of net deferred tax assets if realization of such assets is not considered to be “more likely than not.”
As of January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return. Under FIN 48, the tax benefit from an uncertain tax position is to be recognized when it is more likely than not, based on the technical merits of the position, that the position will be sustained on examination by the taxing authorities. Additionally, the amount of the tax benefit to be realized is the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon settlement. FIN 48 also provides guidance on derecognition, classification and interest and penalties on income taxes.
Upon adoption of FIN 48, the Company identified uncertain tax positions that did not materially effect the Company’s financial position or results of operations as the impact of such uncertain tax positions substantially impacted deferred tax components for which the Company maintained a full valuation allowance.
The Company has elected under FIN 48 to continue with the Company’s prior policy to classify interest and penalties related to income taxes as income tax expense in the Company’s financial statements. No interest or penalties have been recognized in the financial statements upon the adoption of FIN 48.
Research and Development
Research and development costs, which principally relate to internal costs for the development of new technologies and processes for tissue, are expensed as incurred.
Share-Based Awards
The adoption of SFAS No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”) effective January 1, 2006 by the Company, requires the Company to recognize in the consolidated statements of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors, including employee stock options, restricted stock units (“RSUs”) and certain discounts relating to employee stock purchases under an employee stock purchase plan. SFAS No. 123(R) supersedes Accounting Principal Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), which the Company previously applied for all periods prior to 2006.
The Company adopted SFAS No. 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, the consolidated financial statements for periods prior to 2006 have not been restated to reflect the impact of SFAS No. 123(R).

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
The Company expenses share-based awards granted to non-employees, in accordance with Emerging Issues Task Force (“EITF”) Abstract 96-18, “Accounting for Equity Instruments that Are Issued to Other Than Employees for Acquiring or In Conjunction with Selling Goods or Services.”
Prior to the adoption of SFAS No. 123(R), the Company accounted for share-based payment awards using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”). Under the intrinsic value method, except for non-cash compensation expense recognized as a result of the change in the terms of certain outstanding options, no share-based compensation expense had been recognized in the Company’s consolidated statements of operations for periods prior to 2006 because the exercise price of the stock options granted equaled the fair market value of the underlying stock at the date of grant and stock options were issued solely to employees or members of the Board of Directors.
The fair value of RSUs granted to employees is determined based on the fair value of the underlying common stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service period. The Company also grants performance based RSUs to management employees. The fair value of each performance based RSU is determined on the date of grant based on the Company’s stock price. Over the performance period, the number of shares of stock that are expected to be issued will be adjusted based on the probability of achievement of a performance target and final compensation expense will be recognized based on the ultimate number of shares issued. The fair value of RSUs granted to consultants and others will be determined upon completion of the required service period. The incremental change in fair value of RSUs granted to consultants and others, from the date of grant, is included in marketing, selling and general and administrative expenses in the Company’s consolidated statements of operations.
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
For purposes of determining the estimated fair value of share-based payment awards issued in the form of stock options, the Company utilizes the Black-Scholes option-pricing model (“Black-Scholes Model”). The Black-Scholes Model requires the input of certain assumptions that involve judgment. Because stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of the Company’s stock options. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value under the Black-Scholes Model. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, and thereby materially impact our fair value determination.

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
The fair value of options granted during 2006 and 2005 (no options were granted in 2007) was estimated on the grant-date using the Black-Scholes Model with the following weighted average assumptions:

	Year Ended
Weighted Average Assumptions	2006	2005

Expected holding period (years)	5	5
Risk-free interest rate	4.71%	3.99%
Volatility factor	75%	70%
Dividend yield	0	0
Annual forfeiture rate	3%	3%
Fair value per share at date of grant	$3.25	$1.04

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
The following table sets forth pro forma net loss and net loss per share data for both basic and diluted net loss per share assuming the adoption of SFAS No. 123(R) for:

Year Ended
2005

Net loss — as reported	$(21,117)
Stock compensation expense included in net loss — reported	90
Impact on net loss related to share-based employee compensation expense	(2,812)

Net loss — pro forma	$(23,839)

Loss per share
As reported:
Basic	$(1.23)
Diluted	$(1.23)
Pro Forma:
Basic	$(1.39)
Diluted	$(1.39)

Translation of Foreign Currency
The financial position and results of the Company’s foreign operations are determined using local currency as the functional currency. Assets and liabilities of these operations are translated at the exchange rate in effect at each year-end. Income statement amounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income in stockholders’ equity.

OSTEOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Indebtedness between members of the Company’s consolidated group, if not deemed to be permanent by the Company’s Board of Directors, is subject to variations in currency exchange rates between the U.S. dollar and the Euro. Each period this indebtedness is re-measured based upon exchange rates in effect and any resulting gain or loss is recognized in the consolidated statement of operations as other income or expense. Any intercompany indebtedness deemed to be permanent is translated at historical exchange rates and, therefore, no gain and loss is recognized.
In July 2005, the Company’s Board of Directors declared $5,500 of intercompany indebtedness between the domestic company and OST to be permanent debt, requiring no principal repayments on such indebtedness. The Board of Directors decision was based, in part, upon the need to provide OST with working capital to allow for the expansion of the Company’s international operations. Beginning in late 2006 and progressing through much of 2007, the Company reorganized its international operations, which reduced OST’s need for working capital support. As a result, effective November 1, 2007, the Company’s Board of Directors declared that this $5,500 of intercompany debt would need to be repaid.
At December 31, 2007, all intercompany debt, in the net amount of $1,934 is subject to the recognition of variations in currency exchange rates between the U.S. dollar and the Euro. Such variations may have a material impact on the Company’s results of operations, although the impact of such gains and losses should not have any impact on the Company’s consolidated cash flows. It is anticipated that a significant portion of the aggregate amount of outstanding intercompany debt will be settled in 2008.
For the years ended December 31, 2007, 2006 and 2005, the Company recognized foreign currency translation/transaction gains (losses), primarily relate to the impact of exchange rates on intercompany indebtedness, of ($126), $272 and ($783), respectively.
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
The Company sells its products internationally through third-party distributors and, as a result, maintains individually significant receivable balances with certain of these parties. If the financial condition or operations of these distributors deteriorated substantially, the Company’s operating results could be adversely affected. International distributor accounts receivable balances collectively, which were concentrated primarily in Europe and Asia, represented approximately 30% and 23% of accounts receivable at December 31, 2007 and

OSTEOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
2006, respectively. No single international distributor accounted for more than 10% of accounts receivable.
The Company has one customer, the Musculoskeletal Transplant Foundation (“MTF”), which accounted for 16%, 20% and 27% of consolidated revenue in 2007, 2006 and 2005, respectively, and 11% and 20%, respectively, of consolidated outstanding accounts receivable as of December 31, 2007 and 2006.
Fair Value of Financial Instruments
The carrying value of financial instruments, including short-term investments, accounts receivable, notes receivable, accounts payable and other accrued expenses, approximate their fair values. Short-term investments are designated as available-for-sale, are of investment grade quality securities and are not subject to significant market risk.
3. RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 143(R)”). SFAS No. 141(R) is effective for the Company beginning January 1, 2009 and applies prospectively to business combinations for which the acquisition date is on or after that date. Early adoption is prohibited. Under SFAS No. 141(R), among other things, an acquiring entity will generally be required to recognize all the assets acquired and liabilities assumed, acquisition costs will be generally expensed as incurred, noncontrolling interests (formally known as a “minority interest”) will be valued at fair value at the acquisition date, and acquired in-process research and development will be recorded at fair value as an indefinite-lived intangible asset.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Principals Board No. 51” (“SFAS No. 160”). SFAS No. 160 is effective for the Company beginning January 1, 2009 but does require retroactive adoption of the presentation and disclosure requirements for existing noncontrolling interests. Under SFAS No. 160, among other things, noncontrolling interests, which we do not have currently, will be classified as a component of stockholders’ equity.
In December 2007, the EITF issued “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 is effective for the Company beginning January 1, 2009 and requires retrospective application for arrangements existing as of the effective date. EITF 07-1, among other things, defines the meaning of collaborative arrangements and defines how costs incurred and revenues generated should be reported. The Company is currently evaluating the impact of adopting EITF 07-1 on its financial position and results of operations, but it is not expected to have a significant effect.
In June 2007, the EITF issued “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires capitalization of nonrefundable advance payments for goods or services

OSTEOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
that will be used or rendered for future research and development activities and recognition of expense as the related goods are delivered or services are rendered. The provisions of EITF 07-3 are effective beginning January 1, 2008 and are to be applied prospectively. The effect of adoption of EITF 07-3 on the Company’s financial position and results of operations is not expected to be material.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159). SFAS No. 159 is effective January 1, 2008 and permits companies to choose to measure certain financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial position and results of operations, but it is not expected to have a significant effect.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under a number of other accounting pronouncements that require or permit fair value measurements. Certain provisions of SFAS No. 157 are effective for the Company beginning January 1, 2008, while certain other provisions are effective beginning January 1, 2009. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial position and results of operations, but it is not expected to have a significant effect.
4. DEFERRED PROCESSING COSTS
Deferred processing costs consist of the following at December 31:

	2007	2006

Unprocessed donor tissue	$14,172	$11,957
Tissue in process	4,777	5,533
Implantable donor tissue	11,901	11,577

	$30,850	$29,067

Unprocessed donor tissue represents the value of such allograft bone tissue expected to be processed by the Company during the next twelve months. Unprocessed donor tissue expected to be processed in periods subsequent to one year of $3,108 and $2,540 at December 31, 2007 and 2006, respectively, was reflected in other assets.

OSTEOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
5. INVENTORIES
Inventories consist of the following at December 31:

	2007	2006

Supplies	$279	$187
Raw materials	664	489
Finished goods	228	329

	$1,171	$1,005

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following at December 31:

	2007	2006

Income tax receivable	$368	$280
Receivable from patent litigation settlement	1,000	1,000
Other	2,589	1,515

	$3,957	$2,795

The receivable from patent litigation settlement relates to a 2003 settlement of certain patent litigation and is collateralized by a letter of credit.
7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following at December 31:

	2007	2006

Property under capital lease	$18,564	$18,564
Machinery and equipment	38,744	38,288
Computer hardware and software	3,532	4,152
Office equipment, furniture and fixtures	6,128	6,357
Spinal instruments	2,441	2,366
Leasehold improvements	7,471	6,883
Construction in progress	1,499	308

	78,379	76,918

Less accumulated depreciation and amortization	(43,871)	(40,578)

	$34,508	$36,340

OSTEOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Maintenance and repairs expense for the years ended December 31, 2007, 2006 and 2005, was $2,298, $2,125 and $2,350, respectively. Depreciation and amortization expense related to property, plant and equipment, including property under capital lease, for the years ended December 31, 2007, 2006 and 2005 was $5,201, $5,665 and $5,398, respectively.
8. OTHER ASSETS
Other assets consist of the following at December 31:

	2007	2006

Issued patents — at cost	$1,773	$1,648
Less accumulated amortization	(1,419)	(1,264)

	354	384

Patent applications pending	1,849	1,313
Unprocessed donor tissue to be distributed by the Company (expected to be processed after one year)	3,108	2,540
Long-term portion of receivable from patent litigation settlement		1,000
Other	471	467

	$5,782	$5,704

Patent application costs aggregating $197 in 2006 and $256 in 2005 have been charged to marketing, selling and general and administrative expenses in the consolidated statements of operations since the related patent applications have been withdrawn or abandoned. Amortization expense for issued patents was $155, $157 and $140 for the years ended December 31, 2007, 2006 and 2005, respectively, and is included in marketing, selling and general and administrative expenses in the consolidated statements of operations. Amortization expense for issued patents for the next five years is: $132 in 2008, $98 in 2009, $83 in 2010, $33 in 2011 and $8 in 2012.
9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consist of the following at December 31:

	2007	2006

Trade accounts payable	$5,586	$2,465
Accrued tissue recovery fees	5,828	5,358
Accrued compensation	2,245	1,968
Accrued professional fees	1,007	1,812
Accrued commissions payable to non-employees	940	1,001
Amounts due under retirement/severance agreements	798	847
Asset retirement obligation — current portion	701
Other accrued liabilities	2,259	2,410

	$19,364	$15,861

OSTEOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
10. LEASING TRANSACTIONS
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
Future minimum capital and operating lease payments at December 31, 2007 are as follows:

	Capital Lease	Operating Leases

2008	$2,326	$1,511
2009	2,326	1,309
2010	2,326	1,349
2011	2,326	1,272
2012	1,965	1,329
Thereafter	18,493	2,104

Total minimum lease payments	29,762	$8,874

Less interest portion of payments	(14,886)

Present value of future minimum lease payments	14,876
Less current maturities of capital lease obligation	(807)

Capital lease obligation	$14,069

On August 8, 2005, the Company completed the sale of its principal processing facility located in Eatontown, New Jersey to an unrelated third party for $16,500 in cash. The Company also entered into an agreement to lease back the processing facility. The lease agreement is for an initial term of 20 years with two five-year renewal options at the Company’s election. Lease payments will be $2,326 annually for the first seven years of the agreement, $1,460 annually for years eight through twelve, an annual rental rate to be determined at the time with a minimum rate of $1,460 and a maximum annual rate of $1,533 for years thirteen through seventeen, and thereafter at an annual rental rate to be determined at the time with a minimum rate equal to the actual rental rate in year seventeen and a maximum annual rate of $1,610 for years eighteen through twenty. The Company retained ownership of all property and equipment, including improvements, directly related to the operation of the Company’s business. The transaction has been recorded as a capital lease, with the resulting gain of approximately $3,660 from the sale of the facility deferred and amortized in proportion to the amortization of the leased assets. The deferred gain is reflected as a component of other liabilities in the accompanying consolidated balance sheets. Amortization of the deferred gain is included as a component of depreciation and amortization in the consolidated statements of operations and was $182, $184 and $72 for the years ended December 31, 2007, 2006 and 2005, respectively.
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

OSTEOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Rental expense was $1,459, $1,504 and $1,399 for the years ended December 31, 2007, 2006, and 2005, respectively.
11. ASSET RETIREMENT OBLIGATIONS AND OTHER LIABILITIES
The Company has two AROs related to the estimated costs associated with deconstructing the Company’s processing environments housed in leased facilities.
One ARO relates to the Company’s principal processing facility accounted for as a capitalized lease expiring in 2025. The value of this ARO as of December 31, 2007 of $2,475 is being accreted to its estimated settlement value of approximately $9,640 over the remaining lease term. The other ARO relates to a facility accounted for as an operating lease and which in 2004 was determined to be impaired.
The following table summarizes the changes in ARO liability during 2007 and 2006 related to the aforementioned AROs:

	2007	2006

Balance at January 1	$4,202	$4,144
Accretion expense	215	202
Change in estimates	37	(121)
Abandonment expenses	(25)	(23)

Balance at December 31	4,429	4,202
Less current asset retirement obligations	(701)	—

Long-term asset retirement obligations at December 31	$3,728	$4,202

	2007	2006

Deferred gain on the sale of facility	$3,222	$3,404
Amounts due under retirement/severance agreements	133	110

	$3,355	$3,514

12. DEBT AND FINANCING AGREEMENT
In February 2007, the Company entered into a $5.0 million line of credit with a banking institution. The Company did not borrow any amounts under this facility and did not seek renewal of the line of credit at its expiration in February 2008.

OSTEOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
13. INCOME TAXES
The income tax expense (benefit) for the year ended December 31 is summarized as follows:

	2007	2006		2005

Current:
Federal	$48	$		$(362)
Foreign	86			(209)
State	(77)		(58)	68

	57		(58)	(503)

Deferred:
Federal				(20)
Foreign				8
State

				(12)

Income tax expense (benefit)	$57		$(58)	$(515)

	2007	2006	2005

Income (loss) before income taxes:
United States	$1,841	$1,790	$(19,568)
International	833	59	(2,064)

	$2,674	$1,849	$(21,632)

The difference between the income tax expense and the expected tax which would result from the use of the federal statutory income tax rate is as follows:

	2007	2006	2005

Computed tax at statutory Federal rate	$909	$629	$(7,355)
State income taxes, net of Federal Benefit	(77)	(58)	(1,453)
Previously reserved deferred tax assets	(621)	(659)
Foreign income taxes	(197)	(20)	192
Valuation allowance — Federal			6,597
Valuation allowance — State			1,498
Other, including permanent items	43	50	6

Income tax expense (benefit)	$57	$(58)	$(515)

In 2007 the Company, after the application of available net operating loss carryforwards, provided for Federal income taxes based on the alternative minimum tax method, as well as provided a provision for certain state and foreign taxes. The carryforwards utilized for Federal, state and foreign purposes carried full valuation allowances. The Company’s state income tax benefit was primarily due to the reversal of certain domestic state tax reserves and the filing for a state tax refund related to a prior year, partially offset by a provision for minimum state taxes in certain jurisdictions.

OSTEOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
In 2006, the Company provided an income tax benefit primarily due to the reversal of certain domestic state tax reserves, which were no longer required, partially offset by provisions for 2006 minimum state income taxes. No provision for Federal or foreign taxes was recorded due to the availability of prior year net operating loss carryforwards, which carry a full valuation allowance, or due to the valuation allowances established for future tax benefits resulting from taxable losses.
In 2005, the Company provided a benefit for income taxes primarily for its ability to carryback current year losses to prior tax years and obtained refunds and a non-cash charge to establish a valuation allowance for all domestic and foreign deferred tax assets.
The components of the deferred tax assets and deferred tax liabilities at December 31 are as follows:

	2007	2006

Deferred Tax Assets:
Net operating loss carry forwards:
Federal	$3,669	$5,448
Foreign	166	313
State	2,860	3,405
Tax credits:
Federal	188	54
State	791	949
Inventory reserves	814	1,220
Asset retirement obligation	824	853
Deferred gain on the sale of facility	1,418	1,516
Other	599	636

	11,329	14,394
Less valuation allowance	(9,786)	(11,270)

Deferred tax assets	1,543	3,124

Deferred Tax Liabilities:
Depreciation	1,468	2,975
Other	75	149

Deferred tax liabilities	1,543	3,124

Net deferred tax asset (liability)	$—	$—

In 2007 and 2006, the Company evaluated the continuing need for valuation allowances for its domestic and foreign deferred tax assets in accordance with the provisions of SFAS No. 109, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. The Company has determined, based on its assessment, that there is not sufficient positive evidence to support the reversal of such valuation allowances. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support the reversal of such valuation allowances. The Company will continue to assess the need to maintain existing valuation allowances or to record additional allowances based on facts and circumstances in each future period.

OSTEOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
At December 31, 2007, the Company had aggregate federal net operating loss carryforwards and federal research and development and alternative minimum tax credits of $20,114 and $217, respectively, which expire in varying amounts beginning in 2025 through 2027. At December 31, 2007, the Company had state net operating loss carryforwards of $31,351. State net operating loss carryforwards, which primarily offset New Jersey taxable income, expire in varying amounts beginning in 2008 through 2013. In addition, the Company had state research and development, manufacturing and other credits of $1,108 primarily to offset New Jersey income taxes, which expire in varying amounts beginning in 2008 through 2013. Foreign net operating loss carryforwards aggregate $835 and expire in varying amounts beginning in 2008. In 2006, the Company wrote-off certain of its foreign net operating loss carryforwards of $5,934 related to its inactive subsidiaries in the Netherlands. These foreign net operating loss carryforwards carried a full valuation allowance.
The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2003 through 2007 tax years generally remain subject to examination by Federal, foreign and most state authorities including, but not limited to, the United States, France, Bulgaria and New Jersey. The Company’s 2003 through 2005 Federal tax returns are currently under examination by the Internal Revenue Service (“IRS”).
The IRS has notified the Company that it is questioning certain tax deductions taken in 2004 related to the shutdown and abandonment of the Company’s former processing environment and challenging the depreciable life of certain assets. The Company disagrees with and intends to oppose the IRS’s proposed adjustments. The Company does not expect there to be any material impact on our financial position or results of operations. If the Company does not prevail on the matters challenged by the IRS, the Company’s available net operating loss carryforwards, which are subject to full valuation allowances, would be reduced by approximately $6,000. Based on the nature of the items challenged by the IRS, such items would be deductible in future periods.
Upon the adoption of FIN 48 effective January 1, 2007, the Company had no material liability for unrecognized tax benefits (“UTBs”). The components of the Company’s UTBs are substantially comprised of deferred tax assets which are subject to a full valuation allowance. To the extent the Company prevails in matters for which either a receivable or a liability for a UTB has been established, or is required to pay an amount or utilize NOLs to settle a tax liability, or estimates regarding a UTB change, the Company’s effective tax rate in a given financial reporting period may be affected.

OSTEOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
The following table summarizes the changes in UTBs during 2007:

Gross
UTBs

Balance at January 1, 2007	$(848)
Additions related to tax positions of:
prior years	(2,767)
current year	(57)

Balance at December 31, 2007	$(3,672)

At December 31, 2007, the reduction in net Federal, state and foreign deferred tax assets as a result of UTBs was offset by a similar change in the related valuation allowance.
It is expected that the amount of UTBs will change in the next twelve months due to the Company’s filing of amended Federal and state tax returns, expiring statutes of limitation and audit activity; however, the Company does not anticipate the change to be significant.
14. COMMITMENTS AND CONTINGENCIES
Processing and Tissue Supply Agreements
The Company processes allograft bone tissue for domestic and international clients and provides these processing services pursuant to long-term service agreements. The Company’s agreements with its clients generally provide for cross-indemnification against liability arising out of performance of the agreements.
The Company entered into a five-year agreement with Community Tissue Services, (“CTS”) in February 2006, which was amended several times in 2007. Pursuant to the agreement, CTS will recover donors, evaluate donor eligibility and supply us with cortical shafts from a minimum number of donors per month, as well as provide whole donors and other select tissues. Under the terms of the agreement, the Company may request to receive allograft bone tissue in excess of the contractual minimum, which CTS may supply if such additional tissue is available. The agreement will automatically renew for successive two-year terms unless either party notifies the other parting in writing six months prior to the renewal date. The Company expects to reimburse CTS approximately $7,500 annually for their donor recovery and donor eligibility services related to the cortical shafts, whole donors and other

OSTEOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
tissues that the Company expects to receive. In September 2007, we entered into a new five-year agreement with LifeNet Health, Inc. (“LifeNet”). Pursuant to this agreement, LifeNet will supply us with cortical shafts and other select tissues from a minimum number of donors each month. This agreement will automatically renew for successive two-year terms unless either party notifies the other party in writing six months prior to the renewal date. The Company expects to reimburse LifeNet approximately $1,100 annually for their donor recovery and donor eligibility services related to the cortical shafts and other tissues that we expect to receive.
The Company has two agreements with MTF. Under these two agreements, MTF currently provides a substantial portion of the allograft bone tissue that the Company processes. The first agreement, which was entered into in June 2002, expires on December 31, 2008 (the “2002 Agreement”). The second agreement, which was entered into in December 2004 expires on December 31, 2008 (the “2004 Agreement”).
The 2002 Agreement provides for MTF to supply a maximum number of donors for processing into MTF labeled traditional tissue and MTF labeled Grafton® DBM, which is distributed and invoiced to hospitals and surgeons by MTF. The Company charges MTF a processing fee for its services in processing donors into MTF labeled tissue grafts. Under the 2002 Agreement, the number of donors to be provided by MTF is subject to a quarterly adjustment, either upward or downward but in no event in excess of the contractual maximum, as determined based on an average yield target per donor for MTF labeled Grafton® DBM. MTF provided 19% of the contractual maximum in 2007.
Under the 2002 Agreement, MTF also supplies the Company with a specific number of donors, which are processed into allograft bone tissue grafts. The Company reimburses MTF for services related to donor recovery and donor eligibility. The Company will continue to receive donors under the 2002 Agreement until the termination of the agreement in December 2008. The Company expects to reimburse MTF a minimum of approximately $6,900 in 2008 for MTF’s donor recovery and donor eligibility services related to the donors the Company will receive from MTF.
The 2004 Agreement provides for MTF to supply a maximum number of donors for processing into MTF labeled traditional tissue and Osteotech labeled Grafton® DBM and Graftech® Bio-implants. The Company charges MTF a processing fee for its services in processing these donors into traditional tissue and the Company reimburses MTF for its services related to donor recovery and donor eligibility for the allograft bone tissue that is utilized for Grafton® DBM and Graftech® Bio-implants. Under the 2004 Agreement, the number of donors to be provided by MTF is subject to a quarterly adjustment, either upward or downward but in no event in excess of the contractual maximum, as determined based on an average yield target per donor. In 2007, MTF provided 88% of the contractual maximum.

OSTEOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Litigation
     Kment and Filan v. Osteotech Inc.
In May 2006, the Company was served with a complaint in an action brought by plaintiffs Karl Anthony Kment and Marie Filan in the United States District Court, District of Oregon. On March 15, 2007, the Company agreed to settle this action with the plaintiffs for a cash payment of $600 and recorded a charge for such settlement in marketing, selling and general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2007. Settlement documents were fully executed by the parties in April 2007 and this action has been dismissed with prejudice.
     Osteotech v. Regeneration Technologies, Inc.
In September 2006, the Company filed a complaint against Regeneration Technologies, Inc. (“RTI”) in the United States District Court for the District of New Jersey, alleging that RTI’s BioCleanse® Tissue Sterilization Process infringes the Company’s U.S. Patent No. 5,333,626. The Company served the complaint on November 16, 2006. RTI filed an Answer and Counterclaim on January 5, 2007, denying infringement, and seeking a declaratory judgment that the Company’s patent is not infringed, is invalid, and is unenforceable due to the laches, waiver, and/or estoppel. The Company filed a Reply on January 23, 2007, denying the allegations in RTI’s Counterclaim. The Company seeks injunctive relief and damages in an amount to be determined. The case is now in the discovery phase.
     Scotty Foster and Linda Foster v. Osteotech, Inc.
     Eddie Don Glenn v. Osteotech, Inc.
     Vickie Turner and Connie Cooper v. Osteotech, Inc.
In 2006 and 2007, several different plaintiffs sued several defendants, including Dr. Patrick Chan and the Company, in the Circuit Court of White County, Arkansas. Plaintiffs allege that Dr. Chan performed unnecessary and inappropriate surgical procedures on plaintiffs, that Dr. Chan used products supplied by the Company in the procedures, that the Company gave or allowed kickbacks and bribes, and that the Company conspired to split commissions for sales generated by Dr. Chan’s surgeries. Based on these allegations, plaintiffs assert claims for negligent supervision, negligence, intentional wrongdoing, and the tort of outrage. Plaintiffs seek unspecified damages. The cases are in various stages of the legal process.
The Company believes the claims made against it in these cases are without merit and intends to vigorously defend itself in these actions. The Company maintains certain insurance coverages for lawsuits of this nature and has notified the insurance companies about these actions.

OSTEOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
ReSource Tissue Bank v. OST Developpement SA
On August 8, 2007, ReSource Tissue Bank, filed a lawsuit against OST Developpement SA (“OST”), a wholly owned subsidiary of the Company, before the Commercial Court of Clermond-Ferrand, France, claiming damages arising from OST’s allegedly unlawful termination of its exclusive distribution agreement. The complaint requests that the Court declare that OST breached the agreement by unilaterally and abusively terminating the agreement, and requests the Court to order OST to pay the plaintiff damages totaling 3,329 euros ($4,861) consisting of (i) 374 euros ($546) for reimbursement of marketing expenses (ii) 2,398 euros ($3,501) for lost profits for the remainder of the normal term of the agreement, (iii) 550 euros ($803) for damage to the distributor’s loss of commercial reputation, and (iv) 7 euros ($10) in legal costs. Additionally, the complaint requests that the Court order OST to repurchase the former distributor’s remaining inventory of products purchased from OST for a purchase price of 90 euros ($131). At a hearing on February 1, 2008, OST moved the court to strike all of RTB’s declarations and to order RTB to submit accurate translations. The court ordered the plaintiff to respond to OST’s motions at the next hearing, which is scheduled for April 4, 2008.
The Company believes the claims made against OST in this case are without merit and intends to vigorously defend itself in this action.
Other than the foregoing matters, the Company is not a party to any material pending legal proceedings.
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
15. STOCKHOLDERS’ EQUITY
Preferred Stock
The authorized capital of the Company includes 5,000,000 shares of Preferred Stock, the rights and provisions of which will be determined by the Board of Directors at the time any such shares are issued, if at all. No shares of Preferred Stock were issued or outstanding at any time during 2007 or 2006.

OSTEOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Stock Compensation Plans
The Company has two active stock compensation plans: the 2007 Stock Incentive Plan (“the 2007 Plan”) and the 2000 Stock Plan (“the 2000 Plan”). The 1991 Stock Option Plan and 1991 Independent Directors Stock Options Plan have expired, except to the extent that options issued under these plans continue to remain outstanding.
The 2007 Plan and the 2000 Plan, as amended, authorize the grant of up to 1,400,000 and 2,250,000 shares, respectively, of the Company’s common stock in the form of incentive or non-qualified stock options, stock appreciation rights and stock awards, including restricted stock, deferred stock, restricted stock units (“RSUs”), performance shares, phantom stock and similar types of awards. The vesting term of options issued during the year ended December 31, 2006 had ratable vesting over four years and vesting terms of RSUs issued in the years ended December 31, 2007 and 2006 had ratable vesting over six months to four years.
Under both plans, incentive stock options may be granted at prices not less than 100% of the fair market value on the date of grant. Non-qualified stock options, RSUs and other share-based awards may be granted at the discretion of the Compensation Committee of the Board of Directors under terms and conditions as determined by the Compensation Committee. The vesting period or adjusted vesting period may also be determined by the Compensation Committee or Board of Directors.
Stock options have a maximum contractual term of 10 years while the contractual term of an RSU ceases upon vesting. The Company settles all share-based compensation awards with newly issued shares.
Share-Based Awards
For the years ended December 31, 2007 and 2006, we recognized compensation expense as marketing, selling and general and administrative expenses in the consolidated statements of operations of $878 and $314, respectively. In 2007, upon the vesting of certain previously issued RSU awards, the Company exercised its right to retain a portion of the shares of common stock to be issued under such RSU awards in consideration of the employment taxes due by the employee upon vesting. The shares retained by the Company were returned as available shares in accordance with provisions of the stock plans. As a result, the Company funded the employment taxes, which in 2007 was $40. Non-cash compensation expense for the years ended December 31, 2007 and 2006 resulted in no tax benefit to the Company as a result of the Company’s providing a full valuation reserve on all deferred tax assets. At December 31, 2007, the unrecorded non-cash fair value based compensation expense with respect to nonvested share-based awards was $4,648 and the weighted average period over which that compensation will be charged to operations is 1.9 years.
Share-based compensation expense recognized in our consolidated statement of operations for the years ended December 31, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, as well as

OSTEOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
compensation expense for the share-based payment awards granted subsequent to January 1, 2006.
In 2005, the Company’s Board of Directors initiated several actions to accelerate the vesting of certain outstanding stock options including those held by former officers of the Company. As a result, options representing 655,750 shares of common stock were vested and the non-cash compensation expense related to these stock options was reflected in our proforma disclosures required under SFAS No. 123. No non-cash compensation expense related to these stock options will be recognized in any future period.
At the adoption of SFAS No. 123(R) effective January 1, 2006, the Company estimated the value of an additional paid-in capital pool for tax impacts related to employee share-based compensation awards for which compensation costs were reflected in our pro forma disclosures required under SFAS No. 123 to be approximately $4,000. Although not recorded in the financial statements, this pool (a hypothetical credit in paid-in capital) can be utilized to charge tax expense (recorded as deferred tax assets) which are ultimately not realizable when stock options are exercised or expire. As the Company presently has valuation allowances related to its deferred tax assets, the use of the hypothetical pool could not occur until such valuation reserve has been eliminated.
Stock option activity for the years 2007, 2006 and 2005 is as follows:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at January 1,	2,587,125	$8.35	2,937,062	$8.03	2,889,987	$8.39
Granted			45,000	5.02	427,900	4.07
Exercised	(221,938)	5.59	(109,875)	3.97	(47,575)	3.84
Cancelled or expired	(600,425)	8.91	(285,062)	6.12	(333,250)	6.75

Outstanding at December 31,	1,764,762	$8.51	2,587,125	$8.35	2,937,062	$8.03

Exercisable at December 31,	1,728,512	$8.60	2,504,625	$8.48	2,752,062	$8.32

The following table summarizes information concerning nonvested option transactions for the year ended December 31, 2007:

		Weighted Average
		Grant Date
		Fair Value
Nonvested Options	Shares	Per Share

Nonvested at January 1, 2007	82,500	$2.99
Granted	—
Vested	(20,000)	$3.05
Forfeited	(26,250)	$3.20

Nonvested at December 31, 2007	36,250	$2.80

OSTEOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
At December 31, 2007, the aggregate intrinsic value of options outstanding and options exercisable was $3,107 and $2,985, respectively. The weighted average remaining contractual term of options outstanding and options exercisable at December 31, 2007 was 4.54 years and 4.47 years, respectively. The aggregate intrinsic value represents the total pre-tax value, based on the Company’s average stock price as of December 31, 2007, which would have been received by the option holders had they exercised their in-the-money options as of that date. The intrinsic value of options exercised for the years ended December 31, 2007, 2006 and 2005, was $356, $110 and $17, respectively. The fair value of options vested for the years ended December 31, 2007, 2006 and 2005, was $61, $242, and $2,000, respectively.
The following table summarizes information concerning RSU transactions for the years 2007 and 2006 (no RSUs were issued prior to 2006):

	2007		2006
		Weighted		Weighted
		Average Grant		Average Grant
	Restricted	Date Fair Value	Restricted	Date Fair Value
	Stock Units	Per Share	Stock Units	Per Share

Nonvested at January 1	119,900	$4.85
Granted	764,850	7.28	124,900	$4.81
Vested	(62,608)	4.68
Forfeited	(46,900)	6.91	(5,000)	3.93

Nonvested at December 31	775,242	$7.15	119,900	$4.85

At December 31, 2007, 1,079,660 shares of the Company’s common stock are available for future issuance under the Company’s two active stock compensation plans.
Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (the “1994 Purchase Plan”) provides for the issuance of up to 575,000 shares of Common Stock. Eligible employees may purchase shares of the Company’s Common Stock through payroll deductions of 1% to 7 1/2% of annual compensation. The purchase price for the stock is 85% of the fair market value of the stock on the last day of each calendar quarter. The 1994 Purchase Plan expires on July 1, 2009. At December 31, 2007, 82,644 shares were available for future offerings under this plan. Non-cash compensation expense related to the issuance of shares under this plan was not material to the consolidated statements of operations.
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
16. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2007	2006	2005

Cash paid (refunded) during the year for taxes	$112	$106	$(2,791)
Cash paid during the year for interest	$1,612	$1,671	$1,108
Noncash financing and investing activities:
Assets obtained by capital lease			$16,500
Asset retirement obligation	$(252)	$(81)	$2,185

OSTEOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
17. EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:

	Year Ended
	2007	2006	2005

Net income (loss) available to common stockholders	$2,617	$1,907	$(21,117)

Denominator for basic earnings (loss) per share, weighted average common shares outstanding	17,538,254	17,298,352	17,195,868
Effect of dilutive securities after application of treasury stock method:
Restricted stock units	41,769	24,763
Stock options	346,361	76,604

Denominator for diluted income (loss) per share	17,926,384	17,399,719	17,195,868

Basic earnings (loss) per share	$.15	$.11	$(1.23)

Diluted earnings (loss) per share	$.15	$.11	$(1.23)

For 2007, 2006 and 2005, outstanding options to purchase 643,200, 2,072,175 and 2,937,062 shares, respectively, of common stock were not included in the computation of diluted earnings per share primarily because the options’ exercise prices were greater than the average market price of the common stock and, therefore, the effect would be antidilutive.

OSTEOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
18. OPERATING SEGMENTS
Summarized financial information concerning the Company’s operating segments is shown in the following table.

	Year Ended December 31,
	2007	2006	2005

Revenue:
DBM	$65,794	$57,493	$52,704
Traditional Tissue	17,623	16,955	11,676
Spinal Allografts	10,739	13,795	16,960
Hybrid/Synthetic	1,760	1,270	—
Client Services	7,621	9,128	11,277
Other	740	600	690

	$104,277	$99,241	$93,307

Operating income (loss):
DBM	$20,105	$16,305	$15,386
Traditional Tissue	2,470	5,888	228
Spinal Allografts	1,941	1,819	(7,992)
Hybrid/Synthetic	277	(717)	(116)
Client Services	5,744	4,240	1,195
Other	334	45	252
Corporate	(27,608)	(25,233)	(29,021)

	$3,263	$2,347	$(20,068)

Depreciation and amortization:
DBM	$2,483	$3,270	$2,585
Traditional Tissue	1,026	417	171
Spinal Allografts	763	579	1,071
Hybrid/Synthetic	92	64	—
Client Services	320	502	907
Other	10	41	26
Corporate	702	1,165	962

	$5,396	$6,038	$5,722

In 2005, the Company entered into retirement agreements with its former Chief Executive Officer and its former Chief Financial Officer, both of whom retired from the Company on December 31, 2005. In addition, in November 2005 certain employees were either terminated or resigned from the Company. In 2005, the Company recorded charges of $1,950 in marketing, selling and general and administrative expenses in the consolidated statements of operations related to these events, which is reflected in Corporate.
On June 30, 2005, MTF made an unsolicited offer to acquire the Company. In response to the unsolicited offer, the Company’s Board of Directors considered the proposed offer and informed MTF on August 30, 2005 that the proposal was inadequate and not in the best interest of the Company’s shareholders. MTF, in a letter to the Company dated October 17, 2005, withdrew its offer. In 2005, as a result of the unsolicited takeover attempt by MTF, the

OSTEOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Company incurred professional fees for financial, legal and other advisory services of approximately $1,906, which is included in marketing, selling and general and administrative expenses in the consolidated statements of operations, which is reflected in Corporate.
Financial information by geographic area is summarized as follows:

	United States	International	Consolidated

Revenues
2007	$85,682	$18,595	$104,277
2006	$82,587	$16,654	$99,241
2005	$79,957	$13,350	$93,307

Long-lived Assets
2007	$33,778	$730	$34,508
2006	$35,342	$998	$36,340
2005	$38,940	$1,022	$39,962
In 2007, 2006 and 2005 the Company has one customer, MTF, which accounted for $16,215 or 16%, $19,358 or 20% and $24,984 or 27%, respectively, of consolidated revenue.
In 2007, 2006 and 2005, no revenue from any one country, other than the United States, exceeded 10% of consolidated revenues.
19. RETIREMENT BENEFITS
The Company has a 401(k) plan which covers substantially all full time U.S. employees. The Company contributes an amount equal to 25% in 2007 and 2006 and 35% in 2005 of each participant’s contribution, subject to certain limitations. A participant’s contribution may not exceed the maximum allowed by the Internal Revenue Code. Provisions of the plan include graduated vesting over five years from date of employment. Total Company contributions for the years ended December 31, 2007, 2006, and 2005 were $249, $248 and $495, respectively.
The Company does not maintain any other pension or post retirement plans.

OSTEOTECH, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
20. QUARTERLY FINANCIAL DATA (unaudited)
The following is a summary of the unaudited quarterly results for the years ended December 31, 2007 and 2006:

	Quarter Ended
	March 31	June 30	September 30	December 31
2007

Revenues	$25,217	$26,470	$25,651	$26,939
Gross profit	12,317	12,403	14,208	14,407
Net income (loss)	(648)	855	1,604	806
Earnings (loss) per share:
Basic	(.04)	.05	.09	.05
Diluted	(.04)	.05	.09	.04

	Quarter Ended (As Restated)
	March 31	June 30	September 30	December 31
2006

Revenues	$25,080	$25,282	$23,448	$25,431
Gross profit	11,836	12,403	11,454	12,109
Net income	499	1,112	235	61
Earnings per share:
Basic	.03	.06	.01	—
Diluted	.03	.06	.01	—
On January 1, 2007, the Company adopted FASB Staff Position Aug Air-1, “Accounting for Planned Major Maintenance Activities (“AIR-1”). AIR-1 prohibits the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The Company has a planned major maintenance activity associated with its plant shutdowns.
The provisions of AIR-1 require that prior period financial information be restated to reflect the impact of AIR-1 in the earliest period presented. The adoption of the provisions of AIR-1 do not have any impact on the Company’s historical annual financial position, results of operations or cash flows, but did impact the interim financial results. Quarterly financial data for 2006, other than revenues, have been restated to reflect the adoption of AIR-1.

SCHEDULE II
OSTEOTECH, INC. and SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance At	Additions					Balance At
	Beginning	Charged To	Charged				End
	Of Period	Expenses	To Other		Deductions		Of Period

For the year ended December 31, 2007:
Allowance for doubtful accounts — current	$488	$129	$6	(a)	$(356	)(b)	$267
Allowance for doubtful accounts — long term	$728	$126	$46	(a)	(608	)(b)	$292
Valuation allowance for deferred tax asset	$11,270				$(1,484	)(c)	$9,786
Valuation allowance for inventory and deferred processing costs	$2,844	$1,569			$(2,454)		$1,959

For the year ended December 31, 2006:
Allowance for doubtful accounts — current	$1,131	$82	$11	(a)	$(736	)(b)	$488
Allowance for doubtful accounts — long term	$557	$102	$69	(a)			$728
Valuation allowance for deferred tax asset	$13,782				$(2,512	)(d)	$11,270
Valuation allowance for inventory and deferred processing costs	$4,173	$661			$(1,990)		$2,844

For the year ended December 31, 2005:
Allowance for doubtful accounts — current	$1,468	$(101)	$(15	)(a)	$(221	)(b)	$1,131
Allowance for doubtful accounts — long term	$160	$439	$(42	)(a)			$557
Valuation allowance for deferred tax asset	$4,173	$8,976	$633	(c)			$13,782
Valuation allowance for inventory and deferred processing costs	$4,850	$4,845			$(5,522)		$4,173

(a)	Represents foreign currency translation adjustments.

(b)	Represents the write-off of accounts receivable.

(c)	Primarily represents reduction in valuation allowances as a result of FIN 48 adjustments to deferred tax assets.

(d)	Primarily represents the write-off of foreign net operating loss carryforwards.

(e)	Represents the tax effect of temporary differences.

S-1

EXHIBIT INDEX

Exhibit		Page
Number	Description	Number

10.51	Form of 2007 Stock Incentive Plan Performance-Based Restricted Stock Unit Agreement for Employees	*

21.1	Subsidiaries of Registrant	*

23.1	Consent of Independent Registered Public Accounting Firm — BDO Seidman, LLP	*

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith.