Form 10-Q
period 2008-03-31
OSTEOTECH INC
filed 2008-05-06
CIK 874734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2008.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Transition Period from to
Commission File Number 0-19278
OSTEOTECH, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3357370
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)
51 James Way, Eatontown, New Jersey 07724
(Address of principal executive offices)
(Zip Code)
(732) 542-2800
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $.01 par value, outstanding as of May 5, 2008 was 17,768,659.

OSTEOTECH, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
OSTEOTECH, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31	December 31
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,264	$22,777
Accounts receivable, net of allowance of $310 in 2008 and $267 in 2007	21,275	19,353
Deferred processing costs	28,929	30,850
Inventories	1,245	1,171
Prepaid expenses and other current assets	3,314	3,957

Total current assets	76,027	78,108
Property, plant and equipment, net	34,739	34,508
Other assets	10,654	7,735

Total assets	$121,420	$120,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$18,687	$19,364
Current maturities of capital lease obligation	828	807

Total current liabilities	19,515	20,171
Capital lease obligation	13,855	14,069
Other liabilities	7,129	7,083

Total liabilities	$40,499	$41,323

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding 17,767,428 shares in 2008 and 17,697,539 shares in 2007	178	177
Additional paid-in capital	68,822	68,022
Accumulated other comprehensive income	1,715	1,431
Retained earnings	10,206	9,398

Total stockholders’ equity	80,921	79,028

Total liabilities and stockholders’ equity	$121,420	$120,351

See accompanying notes to condensed consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007

Revenue	$27,631	$25,217

Cost of revenue	13,389	12,900

Gross profit	14,242	12,317

Marketing, selling and general and administrative	11,680	11,690
Research and development	1,760	1,164

	13,440	12,854

Operating income (loss)	802	(537)

Other income (expense):
Interest income	179	260
Interest expense	(391)	(410)
Other	278	136

	66	(14)

Income (loss) before income taxes	868	(551)

Income tax provision	60	97

Net income (loss)	$808	$(648)

Earnings (loss) per share:
Basic	$.05	$(.04)
Diluted	$.05	(.04)
Shares used in computing earnings (loss) per share:
Basic	17,716,902	17,419,332
Diluted	17,906,646	17,419,332
See accompanying notes to condensed consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash Flow From Operating Activities
Net income (loss)	$808	$(648)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,343	1,365
Stock-based compensation expense	506	155
Changes in current assets and liabilities:
Accounts receivable	(1,922)	328
Deferred processing costs	(944)	(554)
Inventories	(74)	(186)
Prepaid expenses and other current assets	393	278
Note receivable from patent litigation settlement	250	250
Accounts payable and other liabilities	(677)	299

Net cash (used in) provided by operating activities	(317)	1,287

Cash Flow From Investing Activities
Capital expenditures	(1,376)	(163)
Other, net	26	(174)

Net cash (used in) investing activities	(1,350)	(337)

Cash Flow From Financing Activities
Proceeds from issuance of common stock	295	118
Principal payments on capital lease obligation	(194)	(175)

Net cash provided by (used in) financing activities	101	(57)
Effect of exchange rate changes on cash	53	9

Net (decrease) increase in cash and cash equivalents	(1,513)	902
Cash and cash equivalents at beginning of period	22,777	17,946

Cash and cash equivalents at end of period	$21,264	$18,848

Supplementary cash flow data:
Cash paid during the period for interest	$388	$409
Cash (refunded) paid during the period for taxes	$152	$(36)
See accompanying notes to condensed consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
1. Basis of Presentation
General
The accompanying condensed consolidated financial statements included herein, other than the condensed consolidated balance sheet at December 31, 2007, which has been derived from the audited balance sheet, are unaudited and reflect all adjustments (consisting only of normal recurring accruals) considered necessary by management for a fair statement of financial position as of March 31, 2008 and the results of operations and cash flows for the three months ended March 31, 2008 and 2007. The results of operations and cash flows for the respective interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts within the condensed consolidated financial statements have been reclassified to conform to the 2008 presentation. The condensed consolidated financial statement should be read in conjunction with the audited consolidated financial statements, which were included as part of Osteotech, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2007.
Accounting Policies
Effective January 1, 2008, the Company adopted Emerging Issues Task Force (“EITF”) pronouncement “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires capitalization of nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities and recognition of expense as the related goods are delivered or services are rendered. The adoption of EITF 07-3 had no effect on the Company’s financial position and results of operations.
Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159) was effective for the Company as of January 1, 2008. SFAS No. 159 permits companies to choose to measure certain financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. As permitted, the Company elected not to adopt the fair value option under SFAS No. 159 for existing financial assets and liabilities.
On January 1, 2008 the Company adopted the effective provisions of FASB SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under a number of other accounting pronouncements that require or permit fair value measurements. Certain provisions of SFAS No. 157, as they relate to non-financial assets and liabilities, are effective for the Company beginning in January 1, 2009.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•
Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The Company has adopted SFAS No. 157 for financial assets and liabilities. The adoption of SFAS No. 157 had no impact on the Company’s consolidated results of operations and financial condition. The Company holds certain investments in money market funds which are valued in accordance with Level 1 and are included in cash and cash equivalents.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (“SFAS 161”). SFAS No. 161 is effective for the Company beginning January 1, 2009 and changes the disclosure requirements for derivative instruments and hedging activities. The Company presently does not have derivative instruments nor participate in hedging activities.
2. Deferred Processing Costs
Deferred processing costs consist of the following:

	March 31	December 31
	2008	2007

Unprocessed donor tissue	$14,074	$14,172
Tissue in process	5,597	4,777
Implantable donor tissue	9,258	11,901

	$28,929	$30,850

Unprocessed donor tissue represents the value of such allograft bone tissue expected to be processed by the Company during the next twelve months. Unprocessed donor tissue expected to be processed in periods subsequent to one year of $5,971 and $3,108 at March 31, 2008 and December 31, 2007, respectively, are reflected in other assets.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
3. Inventories
Inventories consist of the following:

	March 31,	December 31,
	2008	2007

Supplies	$429	$279
Raw materials	548	664
Finished goods	268	228

	$1,245	$1,171

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
The following tables detail certain information concerning the Company’s RSUs, stock options and stock based compensation:

	Three Months Ended
	March 31,
	2008	2007
Grants:
RSUs	22,250	17,200
Weighted average fair value	$4.30	$6.73

Non-cash compensation expense recognized in statements of operations	$512	$155

March 31, 2008
Unrecorded fair value of unvested share based awards	$4,188
Weighted average period over which fair value of unvested share based awards will be charged to operations	1.8 years
Intrinsic value of options exercisable	$327
Intrinsic value of options outstanding	$341
Contractual term of options exercisable	4.74 years
Contractual term of options outstanding	4.82 years
Shares of common stock available for future issuance under stock compensation plans	1,171,328

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
Non-cash share-based compensation resulted in no tax benefit to the Company as a result of the Company providing a full valuation reserve on all deferred tax assets. The aggregate intrinsic value represents the total pre-tax value, based on the Company’s average stock price as of March 31, 2008, which would have been received by the option holders had they exercised their in-the- money options as of that date. The intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $45 and $53, respectively.
5. Income Taxes
For the three months ended March 31, 2008, the Company, after the application of available net operating loss carryforwards, provided for Federal taxes based on the alternative minimum tax method, as well as recorded a provision for certain state taxes. The Company continues not to recognize any Federal, state and certain foreign tax benefits, which were subject to full valuation allowances in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Company intends to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of a valuation allowance that the Company has established. The Company evaluates its position with respect to the valuation allowances each quarter taking into consideration numerous factors, including, but not limited to: past, present and forecasted results; the impact in each jurisdiction of operating activities; and the effects of the Company’s strategic plan.
The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2003 through 2007 tax years generally remain subject to examination by Federal, foreign and most state authorities including, but not limited to, the United States, France, Bulgaria and the State of New Jersey. The Company’s 2003 through 2005 Federal tax returns are currently under examination by the U.S. Internal Revenue Service (“IRS”) and the Company has received a notice from the State of New Jersey as to its intention to examine certain of the Company’s 2003 to 2007 state tax filings.
The components of the Company’s unrecognized tax benefits (“UTBs”) are substantially comprised of deferred tax assets which are subject to a full valuation allowance. To the extent the Company prevails in matters for which either a receivable or a liability for a UTB has been established, is required to pay an amount or utilize net operating losses (“NOLs”) to settle a tax liability, or estimates regarding a UTB change, the Company’s effective tax rate in a given financial reporting period may be affected.
Subsequent to December 31, 2007, there has been no material change in the Company’s gross UTBs of $3,672. It is expected that the amount of UTBs will change in the next twelve months due to the Company’s filing of amended Federal and state tax returns, resolution of the revenue authority examination and expiring statutes of limitation; however, the Company does not anticipate the change to be significant.
6. Commitments and Contingencies
Litigation
There were no material developments that occurred during the three months ended March 31, 2008 in the lawsuits reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
7. Comprehensive Income (Loss)
Comprehensive income (loss) for the periods indicated is as follows:

	Three Months Ended
	March 31,
	2008	2007

Net income (loss)	$808	$(648)
Currency translation adjustments	284	(13)

Comprehensive income (loss)	$1,092	$(661)

8. Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:

	Three Months Ended
	March 31,
	2008	2007

Net income (loss) available to common stockholders	$808	$(648)

Denominator for basic earnings (loss) per share, weighted average common shares outstanding	17,716,902	17,419,332
Effect of dilutive securities after application of the treasury stock method:
Restricted stock units	33,320
Stock options	156,424

Denominator for diluted earnings (loss) per share	17,906,646	17,419,332

Basic earnings (loss) per share	$.05	$(.04)

Diluted earnings (loss) per share	$.05	$(.04)

Options to purchase 811,700 shares of common stock and 544,050 RSUs that were outstanding at March 31, 2008 are not included in the computation of diluted earnings per share because they were antidilutive as a result of the application of the treasury stock method. As of March 31, 2007, common stock equivalent shares, consisting of stock options and RSUs, of 2,638,800 are excluded from the calculation of diluted loss per share as their effects are antidilutive.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
9. Operating Segments
Summarized financial information concerning the Company’s segments is shown in the following tables.

	Three Months Ended
	March 31,
	2008	2007

Revenue:
DBM	$16,966	$15,482
Hybrid/Synthetics	644	233
Traditional Tissue	5,110	4,611
Spinal Allografts	2,250	2,788
Client Services	2,424	1,928
Other	237	175

	$27,631	$25,217

	Three Months Ended
	March 31,
	2008	2007

Operating income (loss):
DBM	$5,981	$3,107
Hybrid/Synthetics	(172)	46
Traditional Tissue	856	1,406
Spinal Allografts	(238)	329
Client Services	1,429	1,578
Other	232	138
Corporate	(7,286)	(7,141)

	$802	$(537)

For the three months ended March 31, 2008 and 2007, the Company had one customer which accounted for $3,972 or 14% and $4,520 or 18%, respectively, of consolidated revenue.
10. Other Income (Expense)
Indebtedness between members of the Company’s consolidated group, if deemed to be permanent by the Company’s Board of Directors, is not subject to variations in currency exchange rates between the U.S. dollar and the euro. From July 2005 through November 1, 2007 intercompany indebtedness in the amount of $5,500 between the domestic company and its French subsidiary, was deemed to be permanent. Effective November 1, 2007, the Company’s Board of Directors declared that this $5,500 of intercompany debt would need to be repaid.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
At March 31, 2008, all intercompany debt, in the net amount of $2,655 is subject to the recognition of variations in currency exchange rates between the U.S. dollar and the euro. Such variations may have a material impact on the Company’s results of operations, although the impact of such gains and losses should not have any impact on the Company’s consolidated cash flows. It is anticipated that a significant portion of the aggregate amount of outstanding intercompany debt will be settled in 2008.
For the three months ended March 31, 2008 and 2007, the Company recognized foreign currency gains, primarily relate to the impact of exchange rates on intercompany indebtedness, of $281 and $11, respectively.
During the three months ended March 31, 2007, the Company received $125 as a contingent consideration payment from the sale of a foreign operation in 2002.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussions should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
Information included herein contains “forward-looking statements” which can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “should”, or “anticipates” or the negative thereof or variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Some of the matters set forth in Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2007 constitute cautionary statements identifying factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
Results of Operations
Critical Accounting Policies and Estimates
The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate the estimates and may adjust them based upon the latest information available. These estimates generally include those related to product returns, bad debts, inventories including purchase commitments, deferred processing costs including reserves for rework, excess and obsolescence, long-lived assets, asset retirement obligations, income taxes, stock-based compensation, contingencies and litigation. We base the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our accounting practices are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007 as well as in “Recent Accounting Developments” below in this Item 2.
Net Income (Loss)

	Three Months Ended
	March 31,
				Percent
(dollars in thousands, except per share amounts)	2008	2007	Change	Change
Net income (loss)	$808	$(648)	$1,456	225%
Earnings (loss) per share:
Basic	$.05	$(.04)
Diluted	$.05	$(.04)

Net income for the first quarter of 2008 was $.8 million and resulted from increased revenue and improved gross margins which were partially offset by higher research and development expenses as compared to the first quarter of 2007.
Previously we commenced certain litigation against several defendants for, among other things, breach of contract. A preliminary settlement has been negotiated by the parties, which is subject to additional negotiation and documentation. The settlement, if consummated, is expected to have a favorable impact on our earnings. However, there can be no assurance a settlement will be finalized.

The net loss that we incurred in the first quarter of 2007 was due, in part, to increased operating expenses, including expenses for the settlement of certain litigation and related legal fees of approximately $1.1 million and costs related to our distribution effectiveness initiatives, partially offset by improved gross margins and the receipt of an additional consideration payment related to one of our subsidiaries which was sold in 2002. In the first quarter of 2007, we also recorded a disproportional tax expense due to income generated in our French subsidiary, which was not offset by tax benefits from our domestic and Bulgarian operations since we continue to provide full valuation allowances for all of our tax benefits.
Revenue
For the three months ended March 31, 2008, revenue increased 10% to $27.6 million as compared to revenue of $25.2 million for the three months ended March 31, 2007. The products in the DBM and Hybrid/Synthetic Segments compose our key product areas and are designated as such because they are the focus of our research and development initiatives and we believe they offer us the highest potential for revenue growth and profitability improvements. Revenue from these products increased 12% to $17.6 million in the first quarter of 2008 compared to the prior year period. We anticipate that our strategic efforts will be focused on expanding domestic and international markets for our current key products as well as the new products we are and will be developing.
The following table details the components of our revenue for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
				Percent
(dollars in thousands)	2008	2007	Change	Change

DBM Segment	$16,966	$15,482	$1,484	10%
Hybrid Synthetic Segment	644	233	411	176%
Traditional Tissue Segment	5,110	4,611	499	11%
Spinal Allograft Segment	2,250	2,788	(538)	(19%)
Client Services Segment	2,424	1,928	496	26%
Other Product Lines	237	175	62	35%

	$27,631	$25,217	$2,414	10%

DBM Segment revenue, which consists of revenue from the sale of Grafton® DBM and Xpanse™ Bone Inserts and revenue from the processing of two private label DBMs, increased 10% in the first quarter of 2008 as compared to the same period in 2007, primarily as a result of increased pricing and unit volumes. Revenue from Grafton® DBM, private label DBM tissue forms and Xpanse™ Bone Inserts increased 9%, 9% and 24%, respectively, in the first quarter of 2008 compared to the first quarter of 2007. We have been formally advised that one of our private label DBM customers, accounting for approximately $.5 million in revenue in the first quarter of 2008, does not intend to renew its current agreement with the Company upon its expiration on March 31, 2009.
Revenue in the Hybrid/Synthetic Segment, represented sales of our Plexur P™ Biocomposite and GraftCage® Spacers, increased 176% in the first quarter of 2008 as compared to the same period in 2007 as a result of increased Plexur P™ revenue offsetting a decline in revenue from the GraftCage® Spacers. We do not anticipate revenue from the distribution of the GraftCage® Spacers to be a significant contributor to our future revenue streams.
Traditional Tissue Segment revenue from the worldwide distribution of allograft bone tissue grafts increased 11% in the first quarter of 2008 as compared to the same period in 2007. The increase in 2008 traditional tissue revenues resulted from increases in domestic and international unit sales. In 2008, we expect to continue to expand our international traditional tissue business over 2007 levels, but expect our domestic traditional tissue revenue to remain relatively flat.

Revenue in the Spinal Allograft Segment declined 19% in the in the first quarter of 2008 as compared to the same period in 2007 primarily due to a decrease in unit sales volume. We anticipate that our annual Graftech® Bio-implant revenue will decline in 2008 from the levels realized in 2007.
Client Service Segment revenue, which is generated by the processing of allograft bone tissue for our clients, mainly Musculoskeletal Transplant Foundation (“MTF”), increased 26% in the first quarter of 2008 as compared to the same period in 2007. We anticipate that annual 2008 revenues in the Client Services Segment will decline as we process fewer donors for MTF. Our contractual agreements with MTF expire at the end of 2008 and, thereafter, we expect revenues in this segment to be an insignificant part of our revenue in 2009.
In the first quarter of 2008, MTF accounted for $4.0 million, or 14%, of revenue. MTF accounted for $4.5 million, or 18% of revenue, for the three months ended March 31, 2007.
Gross Profit Margin

	Three Months Ended
	March 31,
(dollars in thousands)	2008	2007

Gross profit	$14,242	$12,317
Gross margin	52%	49%

In the first quarter of 2008, gross margin increased over gross margin levels in the first quarter of 2007, primarily due to the benefits from our strategic productivity initiatives related to tissue utilization and operational productivity.
Operating Expenses

	Three Months Ended
	March 31,
				Percent
(dollars in thousands)	2008	2007	Change	Change
Marketing, selling and general and administrative	$11,680	$11,690	$(10)	—
Research and development	1,760	1,164	596	51%

Total	$13,440	$12,854	$586	5%

Marketing, selling and general and administrative expenses were relatively flat in the first quarter of 2008 when compared to the first quarter of 2007. Generally, we had higher non-cash stock compensation costs, agent commissions and compensation expense in 2008, which were offset by lower professional fees. In 2007, we incurred $1.1 million in costs associated with the settlement of and legal fees incurred in connection with certain litigation in 2007.
In the first quarter of 2008, research and development expenses increased 51% as compared to the same period in 2007, primarily due to increased research activities and studies. We anticipate that our research and development expenditures for the remainder of 2008 will be approximately $5 million as we continue to focus our efforts on the development of the Plexur® Biocomposites (including the Plexur M™), our next generation DBM, new product opportunities from our human collagen technology and other OsteoBiologic and regenerative medicine technologies.

Operating Income (Loss)

	Three Months Ended
	March 31,
				Percent
(dollars in thousands)	2008	2007	Change	Change
DBM Segment	$5,981	$3,107	$2,874	93%
Hybrid/Synthetic Segment	(172)	46	(218)	(474%)
Traditional Tissue Segment	856	1,406	(550)	(39%)
Spinal Allograft Segment	(238)	329	(567)	(172%)
Client Services Segment	1,429	1,578	(149)	(9%)
Other Product Lines	232	138	94	68%

	8,088	6,604	1,484	22%
Corporate	(7,286)	(7,141)	145	2%

Operating income (loss)	$802	$(537)	$1,339	249%

Total product segment operating income for the first quarter of 2008 increased 22% as compared to 2007 due to improved gross margin partially offset by higher agent commissions and selling expense. In 2008, product segment operating income, as a percent of revenue, increased to 29% compared to 26% in 2007.
Costs and expenses associated with Corporate increased 2% in 2008 from the same period last year, primarily due to higher research and development expenses and non-cash compensation costs for our equity awards program mainly offset by lower legal costs.
We are focusing our efforts on our key products, which are included in the DBM and Hybrid/Synthetic Segments. In doing so, more resources are being allocated to these segments resulting in increased costs and expenses.
Other Income (Expense)
Other income in the first quarter of 2008 of $.1 million is principally the result of interest income of $.2 million on invested cash balances, at interest rates lower than in the prior year period, and foreign currency gains of $.3 million primarily related to intercompany debt, which was partially offset by $.4 million in interest expense associated with our capital lease obligation. In the first quarter of 2007, other expense primarily represented interest expense of $.4 million related to our capital lease obligation, which was partially offset by interest income of $.3 and a $.1 million gain from a contingent consideration payment related to the sale of a foreign subsidiary in 2002.
Income Tax Provision
For the three months ended March 31, 2008, after the application of available net operating loss carryforwards, we provided for Federal taxes based on the alternative minimum tax method, as well as recorded a provision for certain state taxes. We continue not to recognize any Federal, state and certain foreign tax benefits, which were subject to full valuation allowances in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes.” We intend to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of a valuation allowance that we have established. We evaluate our position with respect to the valuation allowances each quarter taking into consideration numerous factors, including, but not limited to: past, present and forecasted future results; the impact in each jurisdiction of operating activities; and the effects of our strategic plan. Should we continue to meet our financial expectations, the potential exists that certain valuation allowances may be reversed in 2008, although there can be no assurance that such action will take place.

We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2003 through 2007 tax years generally remain subject to examination by Federal, foreign and most state authorities including, but not limited to, the United States, France, Bulgaria and the State of New Jersey. Our 2003 through 2005 Federal tax returns are currently under examination by the U.S. Internal Revenue Service (“IRS”) and we have received a notice from the State of New Jersey as to its intention to examine certain of our 2003 to 2007 state tax filings.
The components of our unrecognized UTBs are substantially comprised of deferred tax assets which are subject to a full valuation allowance. To the extent we prevail in matters for which either a receivable or a liability for a UTB has been established, are required to pay an amount or utilize net operating losses (“NOLs”) to settle a tax liability, or estimates regarding a UTB change, our effective tax rate in a given financial reporting period may be affected.
Subsequent to December 31, 2007, there has been no material change in our gross UTBs of $3,672. It is expected that the amount of UTBs will change in the next twelve months due to our filing of amended Federal and state tax returns, resolution of the revenue authority examinations and expiring statutes of limitation and audit activity; however, we do not anticipate the change to be significant.
Liquidity and Capital Resources
At March 31, 2008, we had cash and cash equivalents of $21.3 million compared to $22.8 million at December 31, 2007. Working capital declined to $56.5 million at March 31, 2008 compared to $57.9 million at December 31, 2007. The decline in working capital in the first quarter of 2008 resulted primarily from a decline in cash.
Net cash used by operating activities was $.3 million in the first quarter of 2008 compared to $1.3 million provided by operating activities in the first quarter of 2007. The change resulted primarily from increases in accounts receivable relative primarily to international customers who generally have longer payment terms than our domestic accounts and partially offset by the net income generated in 2008 compared to a net loss in 2007. During the first quarter of 2008, we increased our investment in unprocessed tissue by $2.8 million which was partially offset be an aggregate $1.8 million decline in work-in-process and finished goods.
Net cash used in investing activities was $1.3 million and $.3 million for the three months ended March 31, 2008 and 2007, respectively, and principally relates to funding of capital expenditures and intellectual property. We anticipate that for the balance of 2008 funding of capital expenditures and patent development will remain at the same level as incurred in the first quarter of 2008.
Net cash provided by financing activities in the first quarter of 2008 of $.1 million, relates primarily to proceeds from the exercise of stock options and the sale of common stock pursuant to our employee stock purchase plan, partially offset by principal payments on our capital lease obligation. In the quarter ended March 31, 2007, principal payments on our capital lease obligation exceeded proceeds received from the exercise of stock options and the sale of common stock pursuant to our employee stock purchase plan resulting in a net cash used in financing activities of $.1 million.
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

Recent Accounting Developments
Effective January 1, 2008, we adopted Emerging Issues Task Force (“EITF”) pronouncement “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires capitalization of nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities and recognition of expense as the related goods are delivered or services are rendered. The adoption of EITF 07-3 had no effect on our financial position and results of operations.
Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159) was effective for us as of January 1, 2008. SFAS No. 159 permits companies to choose to measure certain financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. As permitted, we elected not to adopt the fair value option under SFAS No. 159 for existing financial assets and liabilities.
On January 1, 2008 we adopted the effective provisions of FASB SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under a number of other accounting pronouncements that require or permit fair value measurements. Certain provisions of SFAS No. 157, as they relate to non-financial assets and liabilities, are effective for us beginning in January 1, 2009.
Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•
Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
We adopted SFAS No. 157 for financial assets and liabilities. The adoption of SFAS No. 157 had no impact on our consolidated results of operations and financial condition. We hold certain investments in money market funds which are valued in accordance with Level 1 and are included in cash and cash equivalents.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (“SFAS 161”). SFAS No. 161 is effective for us beginning January 1, 2009 and changes the disclosure requirements for derivative instruments and hedging activities. We presently do not have derivative instruments nor do we participate in hedging activities.

Contractual Obligations
As of March 31, 2008, there were no material changes in our contractual obligations from that disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007.
Impact of Inflation and Foreign Currency Exchange Fluctuations
Results of operations for the periods discussed above have not been materially affected by inflation or foreign currency fluctuations related to the translation of financial statements denominated in foreign currency to U.S. dollars. Gains related to changes in exchange rates on foreign transactions denominated in U.S. dollars, principally intercompany debt, for the three months ended March 31, 2008 were $.3 million. For the three months ended March 31, 2007 gains related to changes in exchange rates on foreign transactions denominated in US dollars, principally intercompany debt, were not significant.
Litigation
Osteotech is involved in various legal proceedings. For a discussion of these matters see, Note 14 of “Notes to Consolidated Financial Statements” and ITEM 3. LEGAL PROCEEDINGS in our Annual Report on Form 10-K for the year ended December 31, 2007. There were no material developments that occurred during the three months ended March 31, 2008 in the lawsuits reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. We are not aware of any other material matters or legal proceedings initiated against us during the first three months of 2008.
It is possible that our results of operations or liquidity and capital resources could be adversely affected by the ultimate outcome of pending litigation or as a result of the costs of contesting such lawsuits.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding our exposure to certain market risks, see Item 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no significant changes in our market risk exposures since the fiscal 2007 year-end.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2008 related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2008.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and
15(d)-15(f) under the Exchange Act, during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
There were no material developments that occurred during the three months ended March 31, 2008 in the proceedings reported under Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2007. We are not aware of any other material legal proceedings initiated against us during the first three months of 2008.
Item 1A.RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, which could have a material impact on our business, financial condition or results of operations. The risks described in our 2007 Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition or results of operations.
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
10.1
Resignation Agreement and Release, dated April 17, 2008, between Osteotech, Inc. and Richard Russo (incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed on April 9, 2008)

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

Date: May 6, 2008	Osteotech, Inc.
(Registrant)

Date: May 6, 2008	By:	/s/ Sam Owusu-Akyaw
Sam Owusu-Akyaw
President and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2008	By:	/s/ Mark H. Burroughs
Mark H. Burroughs
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit		Page
Number	Description	Number
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

+	Filed herewith.