Form 10-Q
period 2008-06-30
OSTEOTECH INC
filed 2008-08-01
CIK 874734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2008.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the Transition Period from                      to                     .
Commission File Number: 0-19278
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer; or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $.01 par value, outstanding as of July 29, 2008 was 17,805,446.

OSTEOTECH, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
OSTEOTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,128	$22,777
Accounts receivable, net of allowance of $385 in 2008 and $267 in 2007	23,177	19,353
Deferred processing costs	29,985	30,850
Inventories	1,314	1,171
Prepaid expenses and other current assets	3,971	3,957

Total current assets	77,575	78,108
Property, plant and equipment, net	35,340	34,508
Other assets	12,291	7,735

Total assets	$125,206	$120,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$20,554	$19,364
Current maturities of capital lease obligation	850	807

Total current liabilities	21,404	20,171
Capital lease obligation	13,634	14,069
Other liabilities	7,137	7,083

Total liabilities	42,175	41,323

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding 17,805,396 shares in 2008 and 17,697,539 shares in 2007	178	177
Additional paid-in capital	69,198	68,022
Accumulated other comprehensive income	1,703	1,431
Retained earnings	11,952	9,398

Total stockholders’ equity	83,031	79,028

Total liabilities and stockholders’ equity	$125,206	$120,351

See accompanying notes to condensed consolidated financial statements.

OSTEOTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue	$27,553	$26,470	$55,184	$51,687

Cost of revenue	13,051	13,680	26,440	26,580

Gross profit	14,502	12,790	28,744	25,107

Marketing, selling and general and administrative expenses	11,323	10,434	23,003	22,124
Research and development expenses	1,774	1,281	3,534	2,445

	13,097	11,715	26,537	24,569

Operating income	1,405	1,075	2,207	538

Other income (expense):
Interest income	113	252	.292	512
Interest expense	(387)	(404)	(778)	(814)
Other	945	(114)	1,223	22

	671	(266)	737	(280)

Income before income taxes	2,076	809	2,944	258

Income tax provision (benefit)	330	(46)	390	51

Net income	$1,746	$855	$2,554	$207

Earnings per share:
Basic	$.10	$.05	$.14	$.01
Diluted	$.10	$.05	$.14	$.01
Shares used in computing earnings per share:
Basic	17,771,799	17,466,368	17,744,656	17,442,969
Diluted	17,919,695	18,009,774	17,904,128	17,912,380
See accompanying notes to condensed consolidated financial statements.

OSTEOTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash Flow From Operating Activities
Net income	$2,554	$207
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,795	2,765
Stock-based compensation expense	812	231
Changes in current assets and liabilities:
Accounts receivable	(3,824)	(1,702)
Deferred processing costs	(3,470)	14
Inventories	(143)	(235)
Prepaid expenses and other current assets	(514)	(352)
Notes receivables from patent litigation settlement	500	500
Accounts payable and other liabilities	1,190	810

Net cash (used in) provided by operating activities	(100)	2,238

Cash Flow From Investing Activities
Capital expenditures	(3,394)	(807)
Other, net	(179)	(404)

Net cash (used in) investing activities	(3,573)	(1,211)

Cash Flow From Financing Activities
Proceeds from issuance of common stock	365	794
Principal payments on capital lease obligations	(392)	(353)

Net cash (used in) provided by financing activities	(27)	441

Effect of exchange rate changes on cash	51	16

Net (decrease) increase in cash and cash equivalents	(3,649)	1,484
Cash and cash equivalents at beginning of period	22,777	17,946

Cash and cash equivalents at end of period	$19,128	$19,430

Supplementary cash flow data:
Cash paid during the period for interest	$771	$814
Cash paid during the period for taxes	$274	$61
See accompanying notes to condensed consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
1. Basis of Presentation
General
The accompanying condensed consolidated financial statements included herein, other than the condensed consolidated balance sheet at December 31, 2007, which has been derived from the audited balance sheet, are unaudited and reflect all adjustments (consisting only of normal recurring accruals) considered necessary by management for a fair statement of financial position as of June 30, 2008 and the results of operations for the three and six months ended June 30, 2008 and 2007 and consolidated cash flows for the six months ended June 30, 2008 and 2007. The results of operations and cash flows for the respective interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts within the condensed consolidated financial statements have been reclassified to conform to the 2008 presentation. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which were included as part of Osteotech, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2007 and the condensed consolidated financial statements, which were included as part of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
Recent Accounting Pronouncements
On January 1, 2008, the Company adopted the effective provisions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under a number of other accounting pronouncements that require or permit fair value measurements. Certain provisions of SFAS No. 157, as they relate to non-financial assets and liabilities, are effective for the Company beginning in January 1, 2009.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 is effective for the Company beginning January 1, 2009 and changes the disclosure requirements for derivative instruments and hedging activities. The Company presently does not have derivative instruments nor does it participate in hedging activities.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
2. Deferred Processing Costs
Deferred processing costs consist of the following:

	June 30,	December 31,
	2008	2007
Unprocessed donor tissue	$14,974	$14,172
Tissue in process	3,635	4,777
Implantable donor tissue	11,376	11,901

	$29,985	$30,850

Unprocessed donor tissue represents the value of allograft bone tissue expected to be processed by the Company during the next twelve months. Unprocessed donor tissue expected to be processed in periods subsequent to one year of $7,443 and $3,108 at June 30, 2008 and December 31, 2007, respectively, are reflected in other assets.
3. Inventories
Inventories consist of the following:

	June 30,	December 31,
	2008	2007
Supplies	$406	$279
Raw materials	606	664
Finished goods	302	228

	$1,314	$1,171

4. Stock Compensation Plans
The Company’s stock compensation plans authorize the grant of incentive or non-qualified stock options, stock appreciation rights and stock awards, including restricted stock, deferred stock, restricted stock units (“RSUs”), performance RSUs, performance shares, phantom stock and similar type awards or other stock-based awards to eligible employees, directors, consultants and others with a business relationship with the Company. Incentive stock options may be granted at prices not less than 100% of the fair market value on the date of the grant. Other share-based awards may be granted at the discretion of the Compensation Committee of the Board of Directors under terms and conditions as determined by the Compensation Committee.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
The following table details certain information concerning the Company’s RSUs, stock options and stock based compensation:

	RSUs		Options
					Weighted-
					Average
		Weighted-		Weighted-	Remaining
		Average		Average	Contractual	Aggregate
	Number	Grant Date	Number	Exercise	Term	Intrinsic
	of Shares	Fair Value	of Shares	Price	(Years)	Value
Outstanding, January 1, 2008	775,242	$7.15	1,764,762	$8.51
Granted	69,000	$5.49	—
Vested RSUs or exercised options	(32,325)	$6.92	(53,750)	$4.39
Forfeited, cancelled or expired	(13,538)	$6.96	(207,000)	$11.16

Outstanding, June 30, 2008	798,379	$7.01	1,504,012	$8.30	4.68	$997

Options exercisable			1,476,512	$8.37	4.62	$961

Share-based compensation, included in selling, marketing and general and administrative expenses, of $315 and $828 for the three and six months ended June 30, 2008, respectively, and $76 and $231 for the three and six months ended June 30, 2007, respectively, resulted in no tax benefit to the Company as a result of the Company providing a full valuation reserve on all deferred tax assets. At June 30, 2008, the unrecorded non-cash fair value based compensation expense with respect to nonvested share-based awards was $3,246 and the weighted average period over which that compensation will be charged to operations is 1.67 years. The intrinsic value of options represents the total pre-tax value, based on the Company’s average stock price as of June 30, 2008, which would have been received by the option holders had they exercised their in-the-money options as of that date.
Shares of common stock available for future issuance under stock compensation plans were 1,137,763 at June 30, 2008.
5. Income Taxes
For the six months ended June 30, 2008, the Company, after the application of available net operating loss carryforwards, provided for Federal taxes based on the alternative minimum tax method, certain state taxes on alternative bases and a charge related to the assessment of uncertain tax positions as a result of the ongoing Federal and state tax audits. The Company continues not to recognize any Federal, state and certain foreign tax benefits, which were subject to full valuation allowances in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Company intends to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of a valuation allowance that the Company has established. The Company evaluates its position with respect to the valuation allowances each quarter taking into consideration numerous factors, including, but not limited to: past, present and forecasted results; the impact in each jurisdiction of operation activities; and the effects of the Company’s strategic plan.
The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2003 through 2007 tax years generally remain subject to examination by Federal, foreign and most state authorities including, but not limited to, the United States, France, Bulgaria and the State of New Jersey. The Company’s 2003 through 2005 Federal tax returns are currently under examination by the U.S. Internal Revenue Service (“IRS”) and the State of New Jersey is examining certain of the Company’s 2003 to 2007 state tax filings.
The components of the Company’s unrecognized tax benefits (“UTBs”) are substantially comprised of deferred tax assets which are subject to a full valuation allowance. To the extent the Company prevails in matters for which either a receivable or a liability for a UTB has been established, is required to pay an amount or utilize net operating loss carryforwards to settle a tax liability, or estimates a change to a specific UTB, the Company’s effective tax rate in a given financial reporting period may be affected.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
During the six months ended June 30, 2008, the total amount of UTBs declined approximately $1.6 million to $2.1 million. It is expected that the amount of UTBs may change in the next twelve months due to the Company’s filing of amended Federal and state tax returns, resolution of the revenue authority examinations and expiring statutes of limitation.
6. Commitments and Contingencies
Litigation
There were no material developments that occurred during the six months ended June 30, 2008 in the lawsuits reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
7. Comprehensive Income
Comprehensive income for the periods indicated is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$1,746	$855	$2,554	$207
Currency translation adjustments	(12)	(52)	272	(65)

Comprehensive income	$1,734	$803	$2,826	$142

8. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the periods included:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income available to common stockholders	$1,746	$855	$2,554	$207

Denominator for basic earnings per share, weighted average common shares outstanding	17,771,799	17,466,368	17,744,656	17,442,969
Effect of dilutive securities after application of the treasury stock method:
RSUs	35,930	143,641	27,424	133,499
Stock options	111,966	399,765	132,048	335,912

Denominator for diluted earnings per share	17,919,695	18,009,774	17,904,128	17,912,380

Basic earnings per share	$.10	$.05	$.14	$.01

Diluted earnings per share	$.10	$.05	$.14	$.01

For the three and six months ended June 30, 2008, options to purchase 1,010,487 and 804,637 shares of common stock, respectively, and 564,925 and 564,925 outstanding RSUs, respectively, were not included in the computation of diluted earnings per share because they were antidilutive as a result of the application of the treasury stock method. For both the three and six months ended June 30, 2007, outstanding options to purchase 1,168,000 shares of common stock were not included in the computation of diluted earnings per share primarily because the exercise prices of such options were greater than the average market price of the common stock and, therefore, the effect would be antidilutive.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
9. Operating Segments
Summarized financial information concerning the Company’s segments is shown in the following tables:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:
DBM	$16,575	$16,161	$33,541	$31,643
Hybrid/Synthetic	727	408	1,371	641
Traditional Tissue	5,250	4,558	10,360	9,169
Spinal Allograft	2,286	3,221	4,536	6,009
Client Services	2,397	1,944	4,821	3,872
Other	318	178	555	353

	$27,553	$26,470	$55,184	$51,687

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Operating income (loss):
DBM	$5,102	$4,532	$11,083	$7,639
Hybrid/Synthetic	66	(43)	(106)	3
Traditional Tissue	670	536	1,526	1,942
Spinal Allograft	254	711	16	1,040
Client Services	1,617	1,427	3,046	3,005
Other	230	40	462	178
Corporate	(6,534)	(6,128)	(13,820)	(13,269)

	$1,405	$1,075	$2,207	$538

For the three and six months ended June 30, 2008, the Company had one customer that accounted for 13% and 14%, respectively, of revenue and 15% and 17% of revenue for the three and six months ended June 30, 2007, respectively.
10. Other Income (Expense)
Certain components of Other Income (Expense) for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Other:
Foreign exchange gains (loss) on intercompany accounts	$(33)	$(138)	$159	$(81)
Foreign exchange gains (loss) on third party transactions	(24)	24	65	(18)
Litigation settlement	1,000		1,000
Contingent consideration payment				125
Other	2		(1)	(4)

	$945	$(114)	$1,223	$22

At June 30, 2008, substantially all intercompany debt, in the net amount of $1,160, is subject to the recognition of variations in currency exchange rates between the U.S. dollar and the euro. Also, in certain instances, the Company bills third parties in other than its functional currency. As a result, changes in exchange rates may have a material impact on the Company’s results of operations.
In May 2008, the Company reached a settlement in certain litigation between itself and several defendants in the amount of $1,000, which amount has been fully paid to the Company.
During the six months ended June 30, 2007, the Company received $125 as a contingent consideration payment from the sale of a foreign operation in 2002.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussions should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
Information included herein may contain “forward-looking statements” which can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “should”, or “anticipates” or the negative thereof or variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Some of the matters set forth in Item 1A. “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2007, constitute cautionary statements identifying factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
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
Net Income

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(dollars in thousands,				Percent				Percent
except per share amounts)	2008	2007	Change	Change	2008	2007	Change	Change
Net income	$1,746	$855	$891	104%	$2,554	$207	$2,347	1,134%
Earnings per share:
Basic	$.10	$.05			$.14	$.01
Diluted	$.10	$.05			$.14	$.01
The improvement in net income for the second quarter and first half of 2008, compared to the respective prior year periods, resulted from increased revenue and improved gross margin which were partially offset by higher operating expenses and a higher effective tax rate. Net income for the three and six months ended June 30, 2008 was also positively impacted by a gain of $1.0 million from the settlement of certain litigation.
The net income in the second quarter and first half of 2007 was generated from increased revenues, which resulted in improved gross profit contribution, partially offset by an increase in operating expenses. Net income for the six months ended June 30, 2007 was also negatively impacted by the first quarter charges of $1.1 million for the settlement of certain litigation.

Revenue
For the three and six months ended June 30, 2008, revenue increased 4% and 7%, respectively, from the same prior year periods. The products in the DBM and Hybrid/Synthetic Segments compose our primary product areas and are designated as such because they are the focus of our research and development initiatives and we believe they offer us the highest potential for revenue growth and profitability improvements. Revenue from these product lines increased 4% and 8% in the second quarter and first half of 2008, respectively, compared to the prior year periods. We plan to focus our strategic efforts on expanding the domestic and international markets for our current and future primary product lines.
The following table details the components of revenue for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(dollars in thousands)	2008	2007	Change	Change	2008	2007	Change	Change
DBM	$16,575	$16,161	$414	3%	$33,541	$31,643	$1,898	6%
Hybrid/Synthetic	727	408	319	78%	1,371	641	730	114%
Traditional Tissue	5,250	4,558	692	15%	10,360	9,169	1,191	13%
Spinal Allograft	2,286	3,221	(935)	-29%	4,536	6,009	(1,473)	-25%
Client Services	2,397	1,944	453	23%	4,821	3,872	949	25%
Other	318	178	140	79%	555	353	202	57%

	$27,553	$26,470	$1,083	4%	$55,184	$51,687	$3,497	7%

DBM Segment revenue, which consists of revenue from the sale of Grafton® DBM and Xpanse® Bone Inserts and revenue from the processing of two private label DBMs, increased 3% and 6% in the second quarter and first half of 2008, respectively, as compared to the same periods in 2007, primarily as a result of increased unit volumes. Revenue from Grafton® DBM, private label DBM tissue forms and Xpanse® Bone Inserts changed 6%, (27)% and 7%, respectively, in the second quarter of 2008 compared to the second quarter of 2007 and 7%, (8)% and 15% respectively in the first half of 2008 compared to 2007. We have been formally advised that one of our private label DBM customers does not intend to renew its current agreement with us upon its expiration in March 2009. We recognized $.5 million of revenue from this customer in the first quarter of 2008 and the customer has not made any purchases since. The decline in purchases by this customer is the primary reason for the decline in private label DBM revenue in the three and six months ended June 30, 2008.
Revenue in the Hybrid/Synthetic Segment, represented sales of our Plexur P™ Biocomposite and GraftCage® Spacers, increased 78% and 114% in the second quarter and the first half of 2008, respectively, as compared to the same periods of 2007 as a result of increased Plexur P™ revenue offsetting a decline in revenue from the GraftCage® Spacers. We do not anticipate revenue from the distribution of the GraftCage® Spacers to significantly contribute to our future revenue streams.
Traditional Tissue Segment revenue resulted from the worldwide distribution of allograft bone tissue grafts increased 15% and 13% in the three and six months ended June 30 of 2008, respectively, as compared to the same periods in 2007. The increase in 2008 traditional tissue revenues resulted from increased unit sales volume.
Revenue in the Spinal Allograft Segment declined 29% and 25% in the second quarter and first half of 2008, respectively, as compared to the same periods in 2007, primarily due to a decrease in unit sales volume.
Client Services Segment revenue, which is generated by the processing of allograft bone tissue for our clients, mainly the Musculoskeletal Transplant Foundation (“MTF”), increased 23% and 25% in the second quarter and first half of 2008, respectively, as compared to the same periods in 2007. We anticipate that revenue in the Client Services Segment will decline during the next two quarters as we process fewer donors for MTF. Our contractual agreements with MTF expire at the end of 2008 and, beginning in 2009, we expect revenue in this segment to be insignificant.
Other revenue consists mainly of sales commission revenue and revenue related to the international distribution of xenograft tissue grafts. During the second quarter and first half of 2008, other revenue increased 79% and 57%, respectively, compared to the same periods in 2007.
In the second quarter and first half of 2008, MTF accounted for $3.7 million and $7.7 million, respectively, of revenue. MTF accounted for $4.1 million of revenue for the three months ended June 30, 2007 and $8.6 million of revenue for the six months ended June 30, 2007.

Gross Profit Margin

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2008	2007	2008	2007
Gross Profit	$14,502	$12,790	$28,744	$25,107
Gross Margin	53%	48%	52%	49%
In both the second quarter and first half of 2008, gross margin improved over gross margin levels in the comparable 2007 periods, primarily due to increased unit processing volumes to support the increase in revenue and better management of inventory risk exposures, such as obsolescence.
Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(dollars in thousands)	2008	2007	Change	Change	2008	2007	Change	Change
Marketing, selling and general and administrative	$11,323	$10,434	$889	9%	$23,003	$22,124	$879	4%
Research and development	1,774	1,281	493	38%	3,534	2,445	1,089	45%

Total	$13,097	$11,715	$1,382	12%	$26,537	$24,569	$1,968	8%

Marketing, selling and general and administrative expenses increased $.9 million in each of the three and six months ended June 30, 2008 as compared to the same periods in 2007. In the second quarter of 2008, we had higher non-cash stock compensation costs and marketing and selling expenses, compared to the prior year. In the six months ended June 30, 2008, we had higher non-cash stock compensation costs and selling expenses compared to the prior year period. In the six months ended June 30, 2007, we incurred $1.1 million in costs associated with the settlement of and legal fees incurred in connection with certain litigation.
In the second quarter and first half of 2008, research and development expenses increased 38% and 45%, respectively, as compared to the same periods in 2007, primarily due to the costs incurred for basic research, studies, product development and process development activities to support the technologies and products we are working on.

Operating Income (Loss) By Segment

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(dollars in thousands)	2008	2007	Change	Change	2008	2007	Change	Change
DBM	$5,102	$4,532	$570	13%	$11,083	$7,639	$3,444	45%
Hybrid/Synthetic	66	(43)	109	253%	(106)	3	(109)	-3633%
Traditional Tissue	670	536	134	25%	1,526	1,942	(416)	-21%
Spinal Allografts	254	711	(457)	-64%	16	1,040	(1,024)	-98%
Client Services	1,617	1,427	190	13%	3,046	3,005	41	1%
Other	230	40	190	475%	462	178	284	160%

	7,939	7,203	736	10%	16,027	13,807	2,220	16%
Corporate	(6,534)	(6,128)	406	-7%	(13,820)	(13,269)	551	-4%

Operating income	$1,405	$1,075	$330	31%	$2,207	$538	$1,669	310%

Total product segment operating income for the second quarter and first half of 2008 increased 10% and 16%, respectively, as compared to comparable 2007 periods due to improved gross margin, partially offset by higher operating expenses. In both the three and six months ended June 30, 2008, product segment operating income, as a percent of revenue, increased to 29% compared to 27% in 2007.
We are focusing our efforts on our key products, which are included in the DBM and Hybrid/Synthetic Segments. In doing so, more resources are being allocated to these segments resulting in lower costs and expenses being allocated to other products.
Costs and expenses associated with Corporate increased 7% and 4% in the three and six months ended June 30, 2008, respectively, compared to the same periods last year, primarily due to higher research and development expenses.
Other Income (Expense)
Other income in the second quarter of 2008 of $.7 million is principally the result of proceeds from a litigation settlement of $1.0 million and interest income of $.1 million on invested cash balances, partially offset by $.4 million in interest expense associated with our capital lease obligation. In the second quarter of 2007, other expense primarily represented interest expense of $.4 million related to our capital lease obligation and foreign exchange losses of $.1 million, which were partially offset by interest income of $.3 million. Other income in the first half of 2008 of $.7 million is primarily the result of the litigation settlement of $1.0 million, interest income of $.3 million and foreign exchange gains of $.2 million, principally on intercompany debt, which were partially offset by interest expense of $.8 million. In the first half of 2007, interest expenses of $.8 million associated with our capital lease obligation and foreign exchange losses of $.1 million were only partially offset by interest income of $.5 million and a $.1 million gain from a contingent consideration payment related to the sale in 2002 of a foreign subsidiary.
Income Tax Provision
For the six months ended June 30, 2008, after the application of available net operating loss carryforwards, we provided for Federal taxes based on the alternative minimum tax method, certain state taxes on alternative bases and a charge related to the assessment of uncertain tax positions as a result of the ongoing Federal and state tax audits. We continue not to recognize any Federal, state and certain foreign tax benefits, which were subject to full valuation allowances in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes.” We intend to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of a valuation allowance that we have established. We evaluate our position with respect to the valuation allowances each quarter taking into consideration numerous factors, including, but not limited to: past, present and forecasted results; the impact in each jurisdiction of operating activities; and the effects of our strategic plan. Should we continue to meet our financial expectations, the potential exists that certain valuation allowances may be reversed in 2008, although there can be no assurance that such action will take place.
We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2003 through 2007 tax years generally remain subject to examination by Federal, foreign and most state authorities including, but not limited to, the United States, France, Bulgaria and the State of New Jersey. Our 2003 through 2005 Federal tax returns are currently under examination by the U.S. Internal Revenue Service (“IRS”) and the State of New Jersey is examining certain of our 2003 to 2007 state tax filings.

The components of our unrecognized tax benefits (“UTBs”) are substantially comprised of deferred tax assets which are subject to a full valuation allowance. To the extent we prevail in matters for which either a receivable or a liability for a UTB has been established, are required to pay an amount or utilize net operating loss carryforwards to settle a tax liability, or estimates a change to a specific UTB, our effective tax rate in a given financial reporting period may be affected.
During six months ended June 30, 2008, the total amount of our UTBs declined approximately $1.6 million to $2.1 million. It is expected that the amount of UTBs may change in the next twelve months due to our filing of amended Federal and state tax returns, resolution of the revenue authority examinations and expiring statutes of limitation and audit activity.
Liquidity and Capital Resources
At June 30, 2008, we had cash and cash equivalents of $19.1 million compared to $22.8 million at December 31, 2007. Working capital declined to $56.2 million at June 30, 2008 compared to $57.9 million at December 31, 2007. The decline in working capital in 2008 resulted primarily from the use of a portion of available cash to invest in additional long-term bone tissue inventories and capital expenditures.
Net cash used by operating activities was $.1 million in the first half of 2008 compares to $2.2 million provided by operating activities in the first half of 2007. The change resulted primarily from increases in accounts receivable related primarily to larger orders from customers who generally have longer payment terms and an increased investment in unprocessed tissue of $5.1 million, partially offset by an aggregate $1.6 million decline in work-in-process and finished goods.
Net cash used in investing activities was $3.6 million and $1.2 million for the six months ended June 30, 2008 and 2007, respectively, and principally relates to funding of capital expenditures and intellectual property.
Net cash used by financing activities in the first half of 2008 relates primarily to principal payments on our capital lease obligation partially offset by proceeds from the exercise of stock options and the sale of common stock pursuant to our employee stock purchase plan. In the first half of 2007, proceeds received from the exercise of stock options and the sale of common stock pursuant to our employee stock purchase plan were partially offset by payments on our capital lease obligation resulting in net cash provided by financing activities of $.4 million.
Based on our current projections, we believe that our currently available cash and cash equivalents and anticipated future cash flow from operations will be sufficient to meet our forecasted cash needs for the next twelve months. We may seek additional funding to meet the needs of our long-term strategic plans. We can provide no assurance that such additional funds will be available, or if available, that such funds will be available on favorable terms.
Recent Accounting Developments
On January 1, 2008, we adopted the effective provisions of FASB SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under a number of other accounting pronouncements that require or permit fair value measurements. Certain provisions of SFAS No. 157, as they relate to non-financial assets and liabilities, are effective for us beginning in January 1, 2009.
Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 is effective for us beginning January 1, 2009 and changes the disclosure requirements for derivative instruments and hedging activities. We presently do not have derivative instruments nor do we participate in hedging activities.
Contractual Obligations
As of June 30, 2008, there were no material changes in our contractual obligations from that disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007.
Impact of Inflation and Foreign Currency Exchange Fluctuations
Results of operations for the periods discussed above have not been materially affected by inflation or foreign currency fluctuations related to the translation of financial statements denominated in foreign currency to U.S. dollars. For additional discussion, see Footnote 10 to condensed consolidated financial statements elsewhere in this Quarterly Report on Form 10-Q.
Litigation
We are involved in various legal proceedings. For a discussion of these matters, see Note 14 of “Notes to Consolidated Financial Statements” and ITEM 3. LEGAL PROCEEDINGS both of which are in our Annual Report on Form 10-K for the year ended December 31, 2007. There were no material developments that occurred during the six months ended June 30, 2008 in the lawsuits reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. We are not aware of any other material matters or legal proceedings initiated against us during the first six months of 2008.
It is possible that our results of operations or liquidity and capital resources could be adversely affected by the ultimate outcome of pending litigation or as a result of the costs of contesting such lawsuits.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding our exposure to certain market risks, see Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK, in our Annual Report on Form 10-K for the year ended December 31, 2007. Except as discussed below, there have been no significant changes in our market risk exposures since the fiscal 2007 year-end.
During the six months ended June 30, 2008, we sold our products to hospitals in the United States and to stocking distributors internationally in transactions generally denominated in U.S. dollars. Stocking distributors in turn, sell to hospitals or other medical establishments and, in many instances, individual stocking distributors maintain higher balances due us that are payable over longer terms than our domestic accounts thereby increasing our credit risk. At June 30, 2008, international stocking distributors accounted for 36% of our accounts receivable compared to 31% at December 31, 2007. Loss, termination or changes in financial condition of a distributor, as well as a change in medical reimbursement regimens by foreign governments where our products are sold, could have a material adverse effect on our financial condition and results of operations.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2008 related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including our principal executive officer and principal financial officer, by our employees, and that this information is recorded, processed, summarized evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2008.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
There were no material developments that occurred during the six months ended June 30, 2008 in the proceedings reported under Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2007. We are not aware of any other material legal proceedings initiated against us during the first six months of 2008.
Item 1A. RISK FACTORS
In additional to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, which could have a material impact on our business, financial condition or results of operations. The risks described in our 2007 Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition or results of operations.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	An annual meeting of stockholders of the Company was held on June 19, 2008.

(b)	The matters voted upon at the annual meeting and the results of the voting are set forth below:
i) With respect to the election of Directors of the Company, each person named below was elected at the annual meeting to serve a term of one year or until the next annual meeting of stockholders. They constitute the entire board of directors of the Company. Each received the following number of votes:

Director	For	Withheld
Kenneth P. Fallon, III	15,329,479	168,450
Stephen S. Galliker	15,352,203	145,726
Sam Owusu-Akyaw	15,275,444	222,485
Robert J. Palmisano	15,252,703	145,226
James M. Shannon	15,340,671	157,258
ii) With respect to a proposal to ratify the appointment of BDO Seidman, LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008, the stockholders voted 15,354,880 shares in favor, 66,054 shares against and 76,995 shares abstained. Broker non-votes were not applicable. This proposal received the vote required by Delaware General Corporate Law and the Company’s by-laws for approval (i.e. the affirmative vote of a majority of the shares of common stock represented in person or by proxy at the annual meeting and entitled to vote on the proposal).

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

Date: August 1, 2008	Osteotech, Inc.
(Registrant)
Date: August 1, 2008	By:	/s/ Sam Owusu-Akyaw
Sam Owusu-Akyaw
President and Chief Executive Officer (Principal Executive Officer)

Date: August 1, 2008	By:	/s/ Mark H. Burroughs
Mark H. Burroughs
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit		Page
Number	Description	Number
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

+	Filed herewith.