Form 10-Q
period 2008-09-30
OSTEOTECH INC
filed 2008-11-10
CIK 874734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2008.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $.01 par value, outstanding as of November 6, 2008 was 17,921,465.

OSTEOTECH, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
OSTEOTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,331	$22,777
Accounts receivable, net of allowance of $334 in 2008 and $267 in 2007	20,420	19,353
Deferred processing costs	34,478	30,850
Inventories	1,375	1,171
Prepaid expenses and other current assets	2,842	3,957

Total current assets	78,446	78,108
Property, plant and equipment, net	35,427	34,508
Other assets	12,081	7,735

Total assets	$125,954	$120,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$21,659	$19,364
Current maturities of capital lease obligation	871	807

Total current liabilities	22,530	20,171
Capital lease obligation	13,407	14,069
Other liabilities	7,165	7,083

Total liabilities	43,102	41,323

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.01 par value; 70,000,000 shares authorized; issued and outstanding 17,920,925 shares in 2008 and 17,697,539 shares in 2007	179	177
Additional paid-in capital	69,360	68,022
Accumulated other comprehensive income	1,303	1,431
Retained earnings	12,010	9,398

Total stockholders’ equity	82,852	79,028

Total liabilities and stockholders’ equity	$125,954	$120,351

See accompanying notes to condensed consolidated financial statements.

OSTEOTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$24,063	$25,651	$79,247	$77,338

Cost of revenue	11,182	11,443	37,622	38,023

Gross profit	12,881	14,208	41,625	39,315

Marketing, selling and general and administrative expenses	10,476	10,981	33,479	33,105
Research and development expenses	1,739	1,248	5,273	3,693

	12,215	12,229	38,752	36,798

Operating income	666	1,979	2,873	2,517

Other income (expense):
Interest income	104	244	396	756
Interest expense	(380)	(401)	(1,158)	(1,215)
Other	(270)	(208)	953	(186)

	(546)	(365)	191	(645)

Income before income taxes	120	1,614	3,064	1,872

Income tax provision	62	10	452	61

Net income	$58	$1,604	$2,612	$1,811

Earnings per share:
Basic	$—	$.09	$.15	$.10
Diluted	$—	$.09	$.15	$.10
Shares used in computing earnings per share:
Basic	17,881,018	17,573,134	17,749,402	17,494,807
Diluted	17,993,900	17,990,101	17,854,319	17,858,501
See accompanying notes to condensed consolidated financial statements.

OSTEOTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash Flow From Operating Activities
Net income	$2,612	$1,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,237	4,026
Stock-based compensation expense	916	496
Changes in current assets and liabilities:
Accounts receivable	(1,067)	(687)
Deferred processing costs	(7,533)	(2,086)
Inventories	(204)	126
Prepaid expenses and other current assets	365	(22)
Notes receivables from patent litigation settlement	750	750
Accounts payable and other liabilities	2,295	(548)

Net cash provided by operating activities	2,371	3,866

Cash Flow From Investing Activities
Capital expenditures	(4,923)	(1,488)
Other	(692)	(189)

Net cash used in investing activities	(5,615)	(1,677)

Cash Flow From Financing Activities
Proceeds from issuance of common stock	424	1,193
Principal payments on capital lease obligations	(597)	(538)

Net cash (used in) provided by financing activities	(173)	655

Effect of exchange rate changes on cash	(29)	50

Net (decrease) increase in cash and cash equivalents	(3,446)	2,894
Cash and cash equivalents at beginning of period	22,777	17,946

Cash and cash equivalents at end of period	$19,331	$20,840

Supplementary cash flow data:
Cash paid during the period for interest	$1,152	$1,216
Cash paid during the period for taxes	$357	$114
See accompanying notes to condensed consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
1. Basis of Presentation
General
The accompanying condensed consolidated financial statements included herein, other than the condensed consolidated balance sheet at December 31, 2007, which has been derived from the audited balance sheet, are unaudited and reflect all adjustments (consisting only of normal recurring accruals) considered necessary by management for a fair statement of financial position as of September 30, 2008, the results of operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007. The results of operations and cash flows for the respective interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts within the condensed consolidated financial statements have been reclassified to conform to the 2008 presentation. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which were included as part of Osteotech, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2007 and the condensed consolidated financial statements, which were included as part of the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2008.
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
Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on the following three levels of inputs that may be used to measure fair value, of which, the first two are considered observable and the last unobservable:
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
The Company has adopted SFAS No. 157 for financial assets and liabilities. The adoption of SFAS No. 157 had no impact on the Company’s consolidated results of operations and financial condition. At September 30, 2008, the Company held $5,435 in money market funds which are valued in accordance with Level 1 and are included in cash and cash equivalents.
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

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
2. Deferred Processing Costs
Deferred processing costs consist of the following:

	September 30,	December 31,
	2008	2007
Unprocessed donor tissue	$16,550	$14,172
Tissue in process	5,733	4,777
Implantable donor tissue	12,195	11,901

	$34,478	$30,850

Unprocessed donor tissue represents the value of allograft bone tissue expected to be processed by the Company during the next twelve months. Unprocessed donor tissue expected to be processed in periods subsequent to one year of $7,011 and $3,108 at September 30, 2008 and December 31, 2007, respectively, are reflected in other assets.
3. Inventories
Inventories consist of the following:

	September 30,	December 31,
	2008	2007
Supplies	$252	$279
Raw materials	457	664
Finished goods	295	228

	$1,375	$1,171

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

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
The following table details certain information concerning the Company’s RSUs, stock options and stock based compensation:

	RSUs		Options
					Weighted-
					Average
		Weighted-		Weighted-	Remaining
		Average		Average	Contractual
	Number	Grant Date	Number of	Exercise	Term
	of Shares	Fair Value	Shares	Price	(Years)
Outstanding, January 1, 2008	775,242	$7.15	1,764,762	$8.51
Granted	75,000	$5.43	—
Vested RSUs or exercised options	(196,152)	$6.75	(53,750)	$4.39
Forfeited, cancelled or expired	(19,213)	$3.11	(220,175)	$11.16

Outstanding, September 30, 2008	634,877	$6.24	1,490,837	$8.27	4.4

Options exercisable			1,469,587	$8.33	4.4

Share-based compensation, included in selling, marketing and general and administrative expenses, of $450 and $1,278 for the three and nine months ended September 30, 2008, respectively, and $265 and $496 for the three and nine months ended September 30, 2007, respectively, resulted in no tax benefit to the Company as a result of the Company providing a full valuation reserve on all deferred tax assets. For vesting RSUs, the Company withholds shares equal to the employees tax liability and as a result pays the tax on their behalf.
At September 30, 2008, the unrecorded non-cash fair value based compensation expense with respect to nonvested share-based awards was $2,858 and the weighted average period over which that compensation will be charged to operations is 1.58 years.
Shares of common stock available for future issuance under stock compensation plans were 1,201,612 at September 30, 2008.
5. Income Taxes
For the nine months ended September 30, 2008, the Company, after the application of available net operating loss carryforwards, provided for Federal taxes based on the alternative minimum tax method, certain state taxes on alternative bases and a charge related to the assessment of uncertain tax positions as a result of the ongoing Federal and state tax audits. The Company continues not to recognize any Federal, state and certain foreign tax benefits, which were subject to full valuation allowances in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Company intends to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of the valuation allowances. The Company evaluates its position with respect to the valuation allowances each quarter by taking into consideration numerous factors, including, but not limited to: past, present and forecasted results; the impact in each jurisdiction of operation activities; and the anticipated effects of the Company’s strategic plan.
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
During the nine months ended September 30, 2008, the total amount of UTBs declined $1.6 million to $2.1 million. It is expected that the amount of UTBs may change in the next twelve months due to the Company’s filing of amended Federal and state tax returns, resolution of the revenue authority examinations and expiring statutes of limitation.
6. Commitments and Contingencies
Litigation
There were no material developments that occurred during the nine months ended September 30, 2008 in the lawsuits reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
7. Comprehensive Income
Comprehensive income (loss) for the periods indicated is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$58	$1,604	$2,612	$1,811
Currency translation adjustments	(400)	381	(128)	316

Comprehensive income (loss)	$(342)	$1,985	$2,484	$2,127

8. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income available to common stockholders	$58	$1,604	$2,612	$1,811

Denominator for basic earnings per share, weighted average common shares outstanding	17,881,018	17,573,134	17,749,402	17,494,807
Effect of dilutive securities after application of the treasury stock method:
RSUs	22,111	80,388	8,857	32,974
Stock options	90,771	336,579	96,060	330,720

Denominator for diluted earnings per share	17,993,900	17,990,101	17,854,319	17,858,501

Basic earnings per share	$—	$.09	$.15	$.10

Diluted earnings per share	$—	$.09	$.15	$.10

For the three and nine months ended September 30, 2008, options to purchase 391,037 and 351,037 shares of common stock, respectively, and 416,448 and 389,698 outstanding RSUs, respectively, were not included in the computation of diluted earnings per share because they were antidilutive as a result of the application of the treasury stock method. For the three and nine months ended September 30, 2007, outstanding options to purchase 720,700 and 728,832 shares of common stock, respectively, were not included in the computation of diluted earnings per share primarily because the exercise prices of such options were greater than the average market price of the common stock and, therefore, the effect would be antidilutive.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
9. Operating Segments
Summarized financial information concerning the Company’s segments is shown in the following tables:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue:
DBM	$14,023	$17,044	$47,564	$48,687
Hybrid/Synthetic	816	528	2,187	1,169
Traditional Tissue	5,246	3,963	15,606	13,132
Spinal Allograft	1,943	2,292	6,479	8,301
Client Services	1,706	1,664	6,527	5,536
Other	329	160	884	513

	$24,063	$25,651	$79,247	$77,338

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Operating income:
DBM	$4,262	$6,557	$15,345	$14,196
Hybrid/Synthetic	104	(373)	(2)	(370)
Traditional Tissue	923	439	2,449	2,381
Spinal Allograft	(116)	772	(100)	1,812
Client Services	956	1,167	4,002	4,172
Other	115	48	577	226
Corporate	(5,578)	(6,631)	(19,398)	(19,900)

	$666	$1,979	$2,873	$2,517

For the three and nine months ended September 30, 2008, the Company had one customer that accounted for 12% and 13%, respectively, of revenue and 14% and 16% of revenue for the three and nine months ended September 30, 2007, respectively.
10. Other Income (Expense)
Certain components of Other Income (Expense) for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Other:
Foreign exchange loss on intercompany accounts	$(166)	$(94)	$(7)	$(143)
Foreign exchange loss on third party transactions	(111)	(70)	(46)	(120)
Litigation settlement			1,000
Contingent consideration proceeds				125
Other	7	(44)	6	48

	$(270)	$(208)	$953	$(186)

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
At September 30, 2008, substantially all intercompany debt, in the net amount of $1,668, is subject to the recognition of variations in currency exchange rates between the U.S. dollar and the euro. Also, in certain instances, the Company bills third parties in other than its functional currency and at September 30, 2008, euro denominated accounts receivable aggregated $1,419. As a result, changes in exchange rates may have a material impact on the Company’s results of operations.
In May 2008, the Company reached a settlement in certain litigation in the amount of $1,000, which amount has been fully paid to the Company and included in the results of operations for the nine months ended September 30, 2008.
During the nine months ended September 30, 2007, the Company received $125 as a contingent consideration payment from the sale of a foreign operation in 2002.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
Results of Operations
Critical Accounting Policies and Estimates
The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate the estimates and may adjust them based upon the latest information available. These estimates generally include those related to product returns, bad debts, inventories including purchase commitments, deferred processing costs including reserves for excess and obsolescence, long-lived assets, asset retirement obligations, income taxes, stock-based compensation, contingencies and litigation. We base the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our accounting practices are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007 as well as in “Recent Accounting Developments” below in this Item 2.
Net Income

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(dollars in thousands,				Percent				Percent
except per share amounts)	2008	2007	Change	Change	2008	2007	Change	Change
Net income	$58	$1,604	$(1,546)	-96%	$2,612	$1,811	$801	44%
Earnings per share:
Basic	$—	$.09			$.15	$.10
Diluted	$—	$.09			$.15	$.10
The decline in net income in the third quarter of 2008 compared to the prior year period primarily resulted from lower revenue and a one point decline in gross margin. The improvement in net income for the nine months ended September 30, 2008, compared to the prior year period, resulted from increased revenue and improved gross margins which were partially offset by higher operating expenses and a higher effective tax rate. Net income for the nine months ended September 30, 2008 was also positively impacted by a gain realized in the second quarter of 2008 from the settlement of certain litigation in the amount of $1.0 million.
Net income for the three and nine months ended September 30, 2007, was generated primarily by increased revenue and improved gross margin, which was partially offset by higher operating expenses. Net income in 2007 was negatively impacted by the first quarter charge of approximately $1.1 million for the settlement of certain litigation.

Revenue
For the nine months ended September 30, 2008, revenue increased 2% but declined 6% for the three months ended September 30, 2008, compared to the same respective prior year periods. The products in the DBM and Hybrid/Synthetic Segments compose our primary product areas and are designated as such because they are the focus of our research and development initiatives and we believe they offer us the highest potential for revenue growth and profitability improvements. Revenue from these product lines declined 16% in the third quarter of 2008 but were constant in the nine months ended September 30, 2008, compared to the prior year respective periods. We plan to focus our strategic efforts on expanding the domestic and international markets for our current and future primary product lines.
The following table details the components of revenue for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent				Percent
(dollars in thousands)	2008	2007	Change	Change	2008	2007	Change	Change
DBM	$14,023	$17,044	$(3,021)	-18%	$47,564	$48,687	$(1,123)	-2%
Hybrid/Synthetic	816	528	288	55%	2,187	1,169	1,018	87%
Traditional Tissue	5,246	3,963	1,283	32%	15,606	13,132	2,474	19%
Spinal Allograft	1,943	2,292	(349)	-15%	6,479	8,301	(1,822)	-22%
Client Services	1,706	1,664	42	3%	6,527	5,536	991	18%
Other	329	160	169	106%	884	513	371	72%

	$24,063	$25,651	$(1,588)	-6%	$79,247	$77,338	$1,909	2%

DBM Segment revenue, which consists of revenue from the sale of Grafton® DBM and Xpanse® Bone Inserts and revenue from the processing of two private label DBMs, declined 18% and 2% for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007, primarily as a result of the decline in private label revenue. Revenue from Grafton® DBM, private label DBM tissue forms and Xpanse® Bone Inserts changed (3)%, (96)% and (31)%, respectively, in the third quarter of 2008 compared to the third quarter of 2007 and 4%, (49)% and 20% respectively in the nine months ended September 30, 2008 compared to 2007. We have been formally advised that one of our private label DBM customers does not intend to renew its current agreement with us upon the agreement’s expiration in March 2009. We recognized $.5 million of revenue from this customer in the first quarter of 2008 and the customer has not made any purchases since. The decline in purchases by this customer is the primary reason for the decline in private label DBM revenue in the three and nine months ended September 30, 2008.
Revenue in the Hybrid/Synthetic Segment, which reflects sales of our Plexur P™ Biocomposite and GraftCage® Spacers, increased 55% and 87% in the three and nine months ended September 30, 2008, respectively, as compared to the same periods of 2007 primarily as a result of increased Plexur P™ revenue.
Traditional Tissue Segment revenue, which represents the worldwide distribution of allograft bone tissue grafts, increased 32% and 19% for the three and nine months ended September 30 of 2008, respectively, as compared to the same periods in 2007. The increase in 2008 traditional tissue revenue resulted from increased unit sales volume.
Revenue in the Spinal Allograft Segment declined 15% and 22% in the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007, primarily due to a decrease in unit sales volume.
Client Services Segment revenue, which is generated by the processing of allograft bone tissue for our clients, mainly the Musculoskeletal Transplant Foundation (“MTF”), increased 3% and 18% in the three and nine months ended September 30, 2008, respectfully, as compared to the same periods in 2007. Our contractual agreements with MTF expire at the end of 2008 and, beginning in 2009, we expect revenue in this segment to be insignificant.
Other revenue consists mainly of revenue from revenue related to the international distribution of xenograft tissue grafts, sales commissions for the distribution of traditional tissue processed by others and revenue from the distribution of the Kinesis™ BMAC™ system. During the third quarter and the nine months ended September 30, 2008, other revenue increased 106% and 72%, respectively, compared to the same periods in 2007.
In the three and nine months ended September 30, 2008, MTF accounted for $2.9 million and $10.6 million, respectively, of revenue. MTF accounted for $3.7 million of revenue for the three months ended September 30, 2007 and $12.4 million of revenue for the nine months ended September 30, 2007.

Gross Profit Margin

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2008	2007	2008	2007
Gross Profit	$12,881	$14,208	$41,625	$39,315
Gross Margin	54%	55%	53%	51%
In the nine months ended September 30, 2008, gross margin improved over gross margin levels in the comparable 2007 period, primarily due to increased unit processing volumes and better management of inventory risk exposures, such as obsolescence. In the three months ended September 30, 2008, changes in the components of segment revenue resulted in a lower gross margin compared to the prior year period.
Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent				Percent
(dollars in thousands)	2008	2007	Change	Change	2008	2007	Change	Change
Marketing, selling and general and administrative	$10,476	$10,981	$(505)	-5%	$33,479	$33,105	$374	1%
Research and development	1,739	1,248	491	39%	5,273	3,693	1,580	43%

Total	$12,215	$12,229	$(14)	—%	$38,752	$36,798	$1,954	5%

Marketing, selling and general and administrative expenses declined 5% in the third quarter and increased 1% in the nine months ended September 30, 2008 as compared to the same respective periods in 2007. In both the three and nine months ended September 30, 2008, we had higher non-cash stock compensation costs and marketing and selling expenses, compared to the prior year, offset by lower performance based compensation expense. In the nine months ended September 30, 2007, we incurred $1.1 million in costs associated with the settlement of and legal fees incurred in connection with certain litigation.
In the third quarter and nine months ended September 30, 2008, research and development expenses increased 39% and 43%, respectively, as compared to the same periods in 2007, primarily due to the costs incurred for basic research, product development and process development activities to support the technologies and products we currently distribute or are developing for future commercialization.

Operating Income (Loss) By Segment

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent				Percent
(dollars in thousands)	2008	2007	Change	Change	2008	2007	Change	Change
DBM	$4,262	$6,557	$(2,295)	-35%	$15,345	$14,196	$1,149	8%
Hybrid/Synthetic	104	(373)	477	128%	(2)	(370)	368	99%
Traditional Tissue	923	439	484	110%	2,449	2,381	68	3%
Spinal Allografts	(116)	772	(888)	-115%	(100)	1,812	(1,912)	-106%
Client Services	956	1,167	(211)	-18%	4,002	4,172	(170)	-4%
Other	115	48	67	140%	577	226	351	155%

	6,244	8,610	(2,366)	-27%	22,271	22,417	(146)	-1%
Corporate	(5,578)	(6,631)	1,053	16%	(19,398)	(19,900)	502	3%

Operating income	$666	$1,979	$(1,313)	-66%	$2,873	$2,517	$356	14%

Total product segment operating income for the three and nine months ended September 30, 2008 declined 27% and 1%, respectively, as compared to comparable 2007 periods. In the third quarter of 2008, segment operating income was negatively impacted by a lower gross margin and higher operating expenses, while in the nine months September 30, 2008 higher operating expenses were substantially offset by higher gross profit. In the three and nine months ended September 30, 2008, product segment operating income, as a percent of revenue; declined 26% and 28%, respectively, from 34% and 29% in the respective prior year periods.
We are focusing our efforts on our key products, which are included in the DBM and Hybrid/Synthetic Segments. In doing so, more resources are being allocated to these segments resulting in lower costs and expenses being allocated to other products.
Costs and expenses associated with Corporate declined 16% and 3% for the three and nine months ended September 30, 2008, respectively, compared to the same periods last year. In both 2008 periods, higher research and development expense were offset by lower performance compensation expense and, in the nine months ended September 30, 2007, we incurred a litigation settlement of $1.1 million.
Other Income (Expense)
Other expenses in the third quarter of 2008 of $.5 million is principally the result of foreign exchange losses of $.3 million and $.4 million in interest expense associated with our capital lease obligation offset partially by interest income of $.1. In the third quarter of 2007, other expense primarily represented interest expense of $.4 million related to our capital lease obligation and foreign exchange losses of $.2 million, which were partially offset by interest income of $2 million. Other income in the nine months ended September 30, 2008 of $.2 million is primarily the result of a litigation settlement of $1.0 million in the second quarter of 2008 and interest income of $.4 million partially offset by interest expense of $1.2 million and foreign exchange losses of $.1 million. In the nine months ended September 30, 2007, interest expenses of $.8 million associated with our capital lease obligation, and foreign exchange losses of $.3 million were only partially offset by interest income of $.8 million and a $.1 million gain from a contingent consideration payment related to the sale in 2002 of a foreign subsidiary.
Income Tax Provision
For the nine months ended September 30, 2008, after the application of available net operating loss carryforwards, we provided for Federal taxes based on the alternative minimum tax method, certain state taxes on alternative bases and a charge related to the assessment of uncertain tax positions as a result of the ongoing Federal and state tax audits. We continue not to recognize any Federal, state and certain foreign tax benefits, which were subject to full valuation allowances in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes.” We intend to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of the valuation allowances. We evaluate our position with respect to the valuation allowances each quarter by taking into consideration numerous factors, including, but not limited to: past, present and forecasted results; the impact in each jurisdiction of operating activities; and the anticipated effects of our strategic plan.

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
During the nine months ended September 30, 2008, the total amount of our UTBs declined $1.6 million to $2.1 million. It is expected that the amount of UTBs may change in the next twelve months due to our filing of amended Federal and state tax returns, resolution of the revenue authority examinations and expiring statutes of limitation and audit activity.
Liquidity and Capital Resources
At September 30, 2008, we had cash and cash equivalents of $19.3 million compared to $22.8 million at December 31, 2007. Working capital declined to $55.9 million at September 30, 2008 compared to $57.9 million at December 31, 2007. The decline in working capital during the nine months ended September 30, 2008, resulted primarily from the use of a portion of available cash to invest in additional long-term allograft bone tissue inventories and capital expenditures.
Net cash provided by operating activities was $2.4 million in the nine months ended September 30, 2008 compared to $3.9 million provided by operating activities in the comparable prior year period. The decrease resulted primarily from increases in accounts receivable related primarily to larger orders as a result of increased revenue from international customers who generally have longer payment terms, an increased investment in unprocessed tissue of $6.3 million and an aggregate increase of $1.2 million in work-in-process and finished goods.
Net cash used in investing activities was $5.6 million and $1.7 million for the nine months ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2008, net cash used in investing activity principally relates to the funding of capital expenditures, including the implementation of a new enterprise software system, and production equipment and facilities for new products.
Net cash used in financing activities of $.2 million in the nine months ended September 30, 2008 relates primarily to principal payments on our capital lease obligation offset by the proceeds from the exercise of stock options and the sale of common stock pursuant to our employee stock purchase plan. In the nine months ended September 30, 2007, proceeds received from the exercise of stock options and the sale of common stock pursuant to our employee stock purchase plan were partially offset by payments on our capital lease obligation resulting in net cash provided by financing activities of $.7 million.
Based on our current projections, we believe that our currently available cash and cash equivalents and anticipated future cash flow from operations will be sufficient to meet our forecasted cash needs for the next twelve months. We may seek additional funding to meet the needs of our long-term strategic plans, although we can provide no assurance that such additional funds will be available, or if available, that such funds will be available on favorable terms.
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

Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs. The standard describes a fair value hierarchy based on the following three levels of inputs that may be used to measure fair value, of which, the first two are considered observable and the last unobservable
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
We adopted SFAS No. 157 for financial assets and liabilities. The adoption of SFAS No. 157 had no impact on our consolidated results of operations and financial condition. At September 30, 2008, we held $5.4 million in money market funds which are valued in accordance with Level 1 and are included in cash and cash equivalents.
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
Contractual Obligations
As of September 30, 2008, there were no material changes in our contractual obligations from that disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007.
Impact of Inflation and Foreign Currency Exchange Fluctuations
Results of operations for the periods discussed above have not been materially impacted by inflation.
Generally, our results of operations are negatively impacted by a strengthening in the U.S. dollar/euro exchange rate. For the nine months ended September 30, 2008, the U.S. dollar/euro exchange rate strengthen by approximately 3.7% resulting in our incurring a loss of $.1 million on transactions denominated in foreign currencies, and $.1 million on the translation of our non-U.S. operations’ financial statements to U.S. dollars. For the three months ended September 30, 2008, a period in which the U.S. dollar strengthened by 11.9%, transaction and translation losses incurred were $.3 million and $.4 million, respectively.
Litigation
We are involved in various legal proceedings. For a discussion of these matters, see Note 14 of “Notes to Consolidated Financial Statements” and ITEM 3. LEGAL PROCEEDINGS both of which are in our Annual Report on Form 10-K for the year ended December 31, 2007. There were no material developments that occurred during the nine months ended September 30, 2008 in the lawsuits reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. We are not aware of any other material matters or legal proceedings initiated against us during the first nine months of 2008.
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
Credit Risks
During the nine months ended September 30, 2008, we sold our products to hospitals in the United States and to stocking distributors internationally. Stocking distributors in turn sell to hospitals or other medical establishments and, in many instances, individual stocking distributors maintain higher individual balances with larger payment terms. At September 30, 2008, international stocking distributors accounted for 42% of our accounts receivable compared to 31% at December 31, 2007. Loss, termination or changes in financial condition of a distributor, as well as a change in medical reimbursement regimens by foreign governments where our products are sold, along with changes in the U.S. dollar/euro exchange rate or changes in local currency exchange rates relative to the U.S. dollar, in international countries where our distributors operate, could have a material adverse effect on our financial condition and results of operations.

Foreign Exchange Risk
Generally, sales to international stocking distributors are denominated in U.S. dollars. However, in certain instances we do invoice in other than U.S. dollars and also, to a lesser extent, make purchases denominated in other than U.S. dollars. We therefore are exposed to risks of foreign currency fluctuations, which we do not hedge, and are subject to transaction gains and losses, which are recorded as a component of other income in the determination of net income. Additionally, the assets and liabilities of our non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, while related revenue and expense accounts of these operations are translated at average exchange rates during the month in which related transactions occur. Translation gains and losses are included as an adjustment to stockholders’ equity and included in other comprehensive income.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2008 related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including our principal executive officer and principal financial officer, by our employees, and that this information is recorded, processed, summarized evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met. Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2008.
During the third quarter of 2008, we began migrating certain of our financial processing systems to a new software system. This software implementation is part of our ongoing business transformation initiative, and we plan to continue implementing such software throughout other parts of our business over the course of the next few years. In connection with this implementation and resulting business process changes, we continue to enhance the design and documentation of our internal control processes to ensure suitable controls over our financial reporting.
Changes in Internal Control Over Financial Reporting
Except as described above, there has been no change in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
There were no material developments that occurred during the nine months ended September 30, 2008 in the proceedings reported under Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2007. We are not aware of any other material legal proceedings initiated against us during the first nine months of 2008.
Item 1A. RISK FACTORS
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

Date: November 10, 2008		Osteotech, Inc.
(Registrant)
Date: November 10, 2008	By:	/s/ Sam Owusu-Akyaw
Sam Owusu-Akyaw
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2008	By:	/s/ Mark H. Burroughs
Mark H. Burroughs
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit		Page
Number	Description	Number
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

+	Filed herewith.