Form 10-K
period 2008-12-31
OSTEOTECH INC
filed 2009-03-16
CIK 874734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
Commission file number: 0–19278
OSTEOTECH, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3357370

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

51 James Way, Eatontown, New Jersey	07724

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (732) 542-2800
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ Global Market
Preferred Stock Purchase Rights
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting common equity, held by non-affiliates of the registrant based on the last reported sale price of the common stock on June 30, 2008 was approximately $100,831,000.
     The number of shares of the registrant’s common stock, $.01 par value, outstanding as of March 5, 2009 was 17,854,176.
Documents Incorporated by Reference
Portions of the registrant’s definitive 2009 Proxy Statement which will be filed pursuant to Regulation 14A, have been incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

OSTEOTECH, INC.
2008 Form 10-K Annual Report

     The following trademarks appear in this Annual Report: OSTEOTECH®, GRAFTON® Demineralized Bone Matrix (DBM), Xpanse® Bone Insert, PLEXUR® Biocomposites, Plexur P® Biocomposite, Plexur M™ Biocomposite, DuraTech™ BioRegeneration Matrix, MagniFuse™ Bone Graft, GRAFTECH® Bio-implants, and GRAFTCAGE® Spacer, which are trademarks of Osteotech, Inc. OSTEOPURE® Allogeneic Cancellous Tissue is a foreign registered trademark of OST Developpement SA. BMAC® is a registered trademark of Harvest Technologies, Corp.
ii

PART I
Item 1. Business
     We may from time to time make written or oral forward-looking statements with respect to our future goals, including statements contained in this Annual Report on Form 10-K, in our other filings with the SEC and in our reports to shareholders.
     Certain information which does not relate to historical financial information may be deemed to constitute forward-looking statements. The words or phrases “is targeting,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believe” or similar expressions identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause our actual results in the future to differ materially from our historical results and those presently anticipated or projected. We wish to caution investors not to place undue reliance on any such forward-looking statements. Any forward-looking statements speak only as of the date on which such statements are made, and we undertake no obligation to update such statements to reflect events or circumstances arising after such date. Some of the matters set forth in the “Risk Factors” section of this Annual Report and elsewhere throughout this Annual Report constitute cautionary statements identifying factors with respect to such forward-looking statements.
Company Overview
     General
     We believe we are a leading technology company that develops innovative and efficacious products for regenerative medicine focusing on biologic solutions. We are focused on creating innovative technology platforms that will provide us with a variety of procedural specific biologic products to address the changing needs of orthopedics and healthcare in general. By developing specific products for specific procedures, we believe we will be able to provide the surgeon with the “right product at the right time for the right procedure” and therefore improve patient outcomes. We are currently focused on three technologies: MagniFuse™, Plexur® and Collagen. Each of these technologies have generated and will continue to generate a variety of procedural specific products allowing us to expand our business into new markets and surgical procedures as well as allowing us to provide surgeons with more efficacious products in the markets in which we currently compete. Our Grafton® Technology, which is in use today, is extensively utilized in our Grafton® DBM line of products as well as with our more recently developed technologies. These technology platforms represent the majority of our revenue, provide the opportunity to expand into new markets and we believe will drive our future growth.
     Our business is to alleviate pain, promote healing and restore function. Our goal is to utilize our current and future technology platforms to develop tissue forms and products (collectively referred to herein as “Products”) to create procedure specific solutions to repair, replace or heal bone and tissue loss caused by trauma, disease or surgical intervention, augment prosthetic implant procedures, facilitate spinal fusion and replace and/or repair damaged ligaments, tendons and other tissues within the human body. We expect to achieve this objective by executing on three main initiatives: development of innovative technologies, utilization of these technologies to create efficacious products for specific surgical procedural applications and medical education. We provide our biologic solutions to orthopedic, spinal, trauma, neurosurgical and oral/maxillofacial surgeons for use in various surgical procedures.
     Leveraging our expertise in tissue technology, we have developed innovative processes and proprietary products that are widely used today. We believe our processing knowledge and technology are key factors supporting our safety record, having processed almost 4.3 million tissue grafts, including 8.4 million ccs of demineralized bone matrix (DBM) without a confirmed case of disease transmission. We believe this safety record is due to the rigorous donor screening and tissue recovery techniques used by our tissue partners, extensive donor testing, and our quality assurance and processing protocols.
     Company Strategy
     Our organization is focused on a number of key imperatives, strategies and tactics in the pursuit of our vision. We believe that the execution of these actions will provide a solid basis for success and allow us to:
•	Create a sustainable growth oriented business model;

•	Make innovation, quality and procedural specific application the centerpiece of our product differentiation;

•	Augment our proprietary intellectual property position;

•	Protect and grow our businesses;

•	Incubate and invest in new, diverse technology platforms; and

•	Drive our biologic brands through science, education and application.
     Our key imperatives, strategies and tactics overlay against three general themes: new products and technologies; distribution effectiveness; and productivity, profitability and cash flow.
     Distribution Effectiveness — We have been and continue to be focused on improving the effectiveness of our distribution channel. Increased unit sales volume will allow us to effectively leverage the fixed cost base in our primary processing facility which will result in increasing gross margins and profits. We currently utilize several different sales models to distribute our Products, including:
•	Access based sales model — In the United States we have engaged a number of sales agencies to distribute our Products. These sales agencies are supported by a field management team made up of area vice presidents and district sales managers. The focus of this model is to utilize the “access” these sales agencies already have to surgeons and hospitals to increase the number of procedures in which our Products are utilized. These sales agencies represent both large and small organizations, and we are particularly focused on increasing the effectiveness of the larger organizations, which we call “master” agents. Master agents have higher revenue growth expectations, but also are able to receive higher commission rates for their performance.

•	Direct sales model — Historically, we have utilized an agency based sales model, but in 2008 we added several direct sales representatives in the United States. We have continued to watch the effectiveness and productivity of our direct representatives and may add additional direct sales representatives in the future.

•	Distributor sales model — In our international markets, we have been mainly using stocking distributors to market our Products to end users. We support the stocking distributors through a team of international sales executives who oversee our efforts in Europe, Latin America and Asia. We expect to continue to utilize the distributor sales model internationally as we expand our presence in existing markets and enter new countries.

•	Channel partner sales model — We have also been utilizing other companies, such as BioHorizon Medical, Inc., to distribute our Products. These channel partners distribute our products in specialty areas not part of the normal call patterns of our other sales models. We expect to continue to utilize channel partners as the situation warrants, especially when the surgeon call pattern is outside the normal call pattern of our other sales models.
     To be successful in our distribution effectiveness initiatives, each of these sales models needs to provide units sales growth while maintaining our average sale prices. Ultimately, our financial model is based on generating improved gross margins on our existing Products and developing new Products with higher gross margin profiles. To maintain and improve our gross margins, we need to increase the level of unit volume going through our primary processing facility to effectively leverage our fixed costs.
     Productivity, Profitability and Cash Flow — We intend to continue to execute upon our productivity, profitability and cash flow initiatives. We will continue to try to achieve further reductions in lead times and obsolescence exposure, increasing tissue yields and reducing costs. We expect to continue to work on these initiatives in future periods to allow us to further improve our operations and leverage sales growth. We also expect our new Products to have better gross margin profiles than our existing Products, which, along with additional leveraging of our fixed cost base, will allow us to continue to improve our profitability and cash flow.
     We expect that we will focus on each of our imperatives, strategies and tactics in 2009 and beyond. The methods we use to carry out our efforts in each period will be driven by the facts and circumstances in effect as they exist at that time, some of which may be out of our control. As such, we can provide no assurance that we will be successful in achieving any of our objectives.
     Marketing Strategy
     Our goal is to be a leader in the emerging field of biologic products in the regenerative medicine market with innovative biologic Products and devices that assist the body with healing and restoration of function and provide surgical procedure specific solutions. We expect to achieve this objective by executing on three main initiatives: development of innovative technologies, utilization of these technologies to create efficacious products for specific surgical procedural applications and medical education.
     We believe the potential markets in regenerative medicine will expand due to a number of factors, including:
•	Technological innovation in the development of new biologic Products to satisfy the surgical needs of patients;

•	An increasing number of surgical procedures that incorporate biologic solutions as a critical success factor for a better outcome;

•	An increasing number of patients who require the use of biologic solutions as a result of the general aging of the population;

•	The desire by surgeons to avoid additional procedures that often increase operating time and risks, such as excessive blood loss, infection and chronic pain;

•	The general increase in the volume of surgical procedures due to the longevity of an aging population; and

•	Increased awareness by and training of the medical community with respect to the use of grafting procedures to improve patient outcomes.
     We will focus our research efforts on developing innovative, proprietary biomaterials from our platform technologies, such as MagniFuse™, Plexur®, Grafton® and human collagen. Our efforts will then focus on developing safe, clinically efficacious and cost effective biologic products to provide surgeons with procedural solutions that achieve superior patient outcomes. We believe that these biologic solutions will address emerging surgical needs across a broad spectrum of surgical specialties, including: 1) orthopedic bone healing therapies, including spine, trauma, joint revision, foot and ankle, cranial-maxillofacial and dental; and 2) cranial neurosurgical, sports medicine soft tissue repair, and wound healing therapies, including dura repair, rotator cuff and tendon repair, and chronic wound healing.
     Our intent is to provide the surgeon with a comprehensive line of efficacious biologic and regenerative healing products. Within the orthopedic bone healing therapy area, our Products have been and will continue to be designed to include at least one of the three principles of bone healing: osteoinduction (the process by which bone is induced to grow), osteoconduction (the matrix into which the patient’s own bone can grow) and osteogenesis (the introduction of living cells to promote bone formation). We expect to continue to leverage our vast experience and knowledge in osteoinductive technologies and osteoconductive matrices. We will investigate and pursue synergies with other organizations or companies in the area of osteogenic technologies.
     We intend to continue to place emphasis on educating surgeons, operating room practitioners and hospital staffs on grafting techniques and technologies and the importance of “evidence based” product selection. We expect to continue to focus on the cost-effectiveness of our Products with both economic and clinical decision makers who are attempting to balance product efficacy with cost-effectiveness within their institutions. By more aggressively educating surgeons on the science and benefits of grafting, we believe that our Grafton® DBM, Plexur® line of products and our MagniFuse™ Bone Graft (to be launched in mid-2009), will meet surgeon expectations for clinically efficacious products that, in many cases, will reduce the cost of the surgical procedure, while providing the surgical outcomes the surgeon and patient expect.
     We believe our Grafton® DBM line will continue to represent a compelling opportunity as a cost-effective osteoinductive and osteoconductive material for the more common surgical procedures in which patients do not warrant the additional cost and potential reported complications associated with other products. Grafton® DBM has an extensive clinical history and has received clearance from the Food & Drug Administration (FDA) for the most indications of any DBM on the market. With the release of the new MagniFuse™ Bone Graft, we will provide both clinical and economic decision makers with a new high-performance, procedure-specific, bone grafting solution at a more cost-effective price. MagniFuse™ Bone Graft along with Grafton®DBM provides the most extensive bone grafting solution portfolio for a multitude of surgical procedure specific applications. In addition, our Plexur P® portfolio allows us to provide a porous scaffold made from a proprietary process of combining polymer and bone tissue. We believe this novel biomaterial with unique handling capability, which can be made into numerous shapes, will provide surgeons with a compelling bone graft substitute option.
     We plan to continue to leverage and evolve our osteobiologic education program in conjunction with other forms of local market-deployed educational workshops, such as grand rounds and nurse continuing medical education programs. We intend to continue our investment in establishing published pre-clinical and clinical studies to support the efficacy and science behind our Products. We plan to communicate this information to the medical and patient communities through podium presentations, print-collateral and electronic media with the intent to educate surgeons on the benefits of using our Products, either alone or in conjunction with each other, and we plan to support these programs through clinical and laboratory studies to further validate the performance, utility and safety of our Products in targeted surgical procedures.
     We believe that most, if not all, of the new procedure specific products we develop will follow the 510(k) pathway through the FDA. As we introduce these new biologic products, we will need to gather human clinical information to supplement our marketing and sales efforts. To effectuate this process, we intend to distribute these new products initially to specific surgeons and hospitals whom we believe are key opinion leaders in certain surgical specialties. We then plan to utilize this clinical information as part of our world-wide launch of such new products.
     As of December 31, 2008, we employed a sales and marketing team consisting of 34 employees, including sales management and direct sales representatives. In addition, we engaged 45 independent sales agencies (representing approximately 604 sales representatives) in the United States. Our sales and marketing team coordinates our efforts in the United States, Europe, Latin America and Asia, which, along with the independent sales agencies and distributors, educate surgeons as to the benefits and applications of our Products.
     Business Segments
     We develop, process and distribute biologic Products throughout the orthopedic market. The vast majority of our Products are processed from donated allograft bone tissue at our processing facility in New Jersey. We group our Products into a number of business segments to be reflective of our business strategies, technology and development activities, and distribution efforts. Any product not falling within our business segments is included in “other”. We also have a Corporate Segment, which includes the costs associated with general and administrative, regulatory and research and development activities.
     Revenue in the DBM Segment is primarily related to the marketing of Grafton® DBM and our proprietary Xpanse® Bone Inserts to end users through our sales teams and distribution partners. Grafton® DBM is also distributed by two of our clients from bone tissue provided by each respective client in consideration of a processing fee paid by such clients. The DBM Segment also includes revenue from our processing of two private label DBMs. One such relationship is governed by an agreement with DePuy Orthopaedics, Inc. and DePuy Spine, Inc. (collectively DePuy) and LifeNet Health, Inc., which expires in January 2010. The second relationship is with Smith & Nephew, who notified us in the first half of 2008 that they did not wish to renew the relationship when it expires in March 2009.
     The Hybrid/Synthetic Segment includes revenue from our line of PLEXUR® Biocomposites. This segment also includes revenue from the GraftCage® Spacers. Revenue from the GraftCage® Spacers has been declining and we expect to discontinue this product in the near future.
     In the Traditional Tissue Segment, we distribute mineralized weight-bearing and non-weight bearing tissue forms and soft tissue grafts. The weight-bearing tissue forms include femoral cross sections, fibula wedges and cortical struts and the non-weight bearing tissue forms include cancellous and cortical chips. Soft tissue grafts are utilized primarily in sports medicine procedures. These tissue grafts are distributed world-wide by our sales teams and are processed primarily in our domestic facility, although certain non-weight bearing tissue grafts are processed at our facility in France.
     Revenue in the Spinal Allograft Segment is generated from the distribution to hospitals and surgeons of our line of Graftech® Bio-implant spacers and ramps. Graftech® Bio-implants are utilized primarily in spinal fusion procedures.
     Revenue in the Client Services Segment is generated primarily from the Musculoskeletal Transplant Foundation (MTF), on a per donor basis for the processing of their donor tissue into traditional tissue forms. Our agreements with MTF expired on December 31, 2008 and will not be renewed. Except for certain donor tissue that will be processed for MTF in the first quarter of 2009, revenue generated from this segment will be insignificant.
     Information relating to our revenue for the years ended December 31, 2008, 2007 and 2006 by geographic area is summarized as follows:

(in thousands)	United States	International	Consolidated

2008	$82,459	$21,355	$103,814
2007	$85,682	$18,595	$104,277
2006	$82,587	$16,654	$99,241
     For a discussion of (1) financial information about our segments for the years ended December 31, 2008, 2007 and 2006 and our long-lived assets by geographic area as of December 31, 2008, 2007 and 2006, see Note 18 of “Notes to Consolidated Financial Statements”, and (2) our deferred tax asset as of December 31, 2008 and 2007, see Note 12 of “Notes to Consolidated Financial Statements.”  In 2008, 2007 and 2006, MTF accounted for $14.2 million, $16.2 million and $19.4 million, or 14%, 16% and 20%, respectively, of net revenue.
Competitive Overview
     We have traditionally competed in the bone repair market. Competition in this market is intense and our Products have faced, and we believe will continue to face, significant competitive pressures. Many of our competitors have partnered with large orthopedic companies to market their products. These large orthopedic companies have marketing, distribution channel access and other resources that are significantly greater than ours. They also offer a full line of orthopedic-related supplies and materials, which could give them a competitive advantage over us because they can offer surgeons a more complete line of products.
     We believe technological change is one of the keys to success, especially as industry standards and requirements evolve. We are focused on technological innovation to develop procedural specific products that alleviate pain, promote biological healing and restore function. Surgical, patient and procedural complexity are important factors and we want to provide surgeons with a choice of products that meet the surgeon’s and patient’s clinical needs. A second key to success is educating surgeons in the art of tissue grafting. Surgeons have traditionally had access to an array of competitive products that offer solutions over a broad range of applications. We have focused our research and development efforts to create safe, clinically efficacious and cost effective biologic products from our innovative, proprietary biomaterials to provide surgeons with procedural solutions that achieve superior patient outcomes. We believe this course of action will provide us with a competitive advantage in the marketplace.
     We compete with companies both large and small in all of our existing product lines throughout the world. Competition is strong in all product lines without regard to the number and size of the competing companies involved. Competition in research, involving the development and the improvement of new and existing products and processes, is particularly significant. We compete directly with organizations such as: Medtronic, Inc.; Synthes Inc.; Integra Life Sciences Holdings Corporation; RTI Biologics, Inc.; LifeNet Health, Inc.; Musculoskeletal Transplant Foundation; Orthovita, Inc.; Johnson & Johnson Services, Inc.; Wright Medical Technology, Inc.; Apatech, Inc.; and other large and small companies.
Quality Assurance
     We have quality assurance programs in place covering each of our lines of business. Our facilities in the United States has received International Standardization Organization (ISO) certification and are registered with the FDA and accredited by the American Association of Tissue Banks. Our processing facility in France has received ISO certification for its quality systems. Our donor recovery program in Bulgaria has also received ISO certification.
     Our quality assurance program commences at the time allograft bone tissue is recovered, which is typically under aseptic conditions. The tissue is recovered primarily in hospitals, other specialized facilities, and, to a lesser extent, coroners’ facilities, which have been prepared for recovery. Recovered tissue is appropriately wrapped and shipped under specific conditions. Upon receipt of this tissue, a quarantine period is imposed to permit an audit of the serologic and microbiologic test results, consent forms and the medical and lifestyle history of the donor. Upon satisfactory completion of the testing and review, the tissue is treated with various antibiotic and chemical solutions and then either cut, formulated or shaped in accordance with documented specifications. Once we have completed the processing of the tissue, a quarantine period is imposed to permit final performance and safety testing. Upon satisfactory completion of final testing, our quality assurance team audits the processing and testing records for each Product for adherence to our quality standards before such Product is released for distribution to hospitals and surgeons.
Government Regulations
     The FDA and certain state agencies regulate our products and our tissue banking activities in the United States. Outside the United States, our medical devices, tissue-based products and tissue-banking activities are regulated by various governmental agencies in each respective country.
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
     In the United States, MagniFuse™ Bone Graft, Grafton® and private label DBMs, DuraTech™ BioRegeneration Matrix, PLEXUR® Biocomposites and GraftCage® Spacers are regulated as medical devices under the Food, Drug, and Cosmetic Act and our Xpanse® Bone Inserts, Graftech® Bio-implants and the traditional tissue product lines are regulated by the FDA as human tissue-based products under section 361 of the Public Health Service Act.
     FDA regulations can require the clearance or approval of a medical device before it may be legally marketed in the United States. There are two processes by which medical devices can receive clearance or approval. Products may qualify for clearance under the 510(k) process, in which the manufacturer or processor demonstrates that its product is substantially equivalent to another lawfully marketed product (i.e., that the product has the same intended use and is as safe and effective as a lawfully marketed product and does not raise questions of safety and effectiveness different from those of the lawfully marketed products). 510(k) submissions usually include safety and performance data, and in some cases, clinical data. Marketing may commence if and when the FDA issues a 510(k) clearance letter finding substantial equivalence.
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
     FDA regulations do not require products regulated as minimally manipulated human tissue-based products to be 510(k) cleared or PMA approved before they are marketed. We are, however, required to register our establishment, list these products with the FDA and comply with Current Good Tissue Practices for Human Cell, Tissue, and Cellular and Tissue Based Product Establishments. The FDA periodically inspects tissue processors to determine compliance with these requirements. Violations of applicable regulations noted by the FDA during facility inspections could adversely affect the continued marketing of our products. We believe we comply with all aspects of the Current Good Tissue Practices, although there can be no assurance that we will comply, or will comply on a timely basis, in the future. Our tissue recovery partners that provide us with allograft bone tissue are responsible for performing donor recovery, donor screening and donor testing and our compliance with those aspects of the Current Good Tissue Practices regulations that regulate those functions are dependent upon the actions of these independent entities.
     Our United States facilities have received ISO 13485:2003 certification for the development, manufacturing and marketing of biologic, biomaterial and device systems for musculoskeletal surgery and the processing of human bone and connective tissue for transplantation.
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
     Of principal importance to us, federal law prohibits unlawful inducements for the referral of business reimbursable under federally-funded health care programs (the “Anti-Kickback Law”), such as remuneration provided to physicians to induce them to use certain tissue products or medical devices reimbursable by Medicare or Medicaid. The Anti-Kickback Law is subject to evolving interpretations. Some states also have anti-kickback laws which establish similar prohibitions. If a governmental authority were to conclude that we are not in compliance with applicable laws and regulations, Osteotech and its officers and employees, could be subject to severe criminal and civil penalties including, for example, exclusion from participation as a supplier of product to beneficiaries covered by Medicare or Medicaid.
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
     International
     Allograft bone tissue and tissue banking activities, such as tissue donation and recovery and tissue processing, are regulated in virtually all countries in which we operate. The regulatory schemes and specific requirements for tissue-based products and tissue banking activities vary from country-to-country. There are no common or harmonized regulatory approvals or programs for these products and activities, such as there are for medical devices marketed in the European Union. We believe that we comply with the national regulations in the countries in which we currently operate and that we currently comply or will comply in the countries we plan to operate in the future, although there can be no assurance that we will be able to do so.
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
     Our French facility has received ISO 9001 certification for the quality systems used in the design, recovery, treatment and distribution of human tissues. Quality system certification for production facilities was made mandatory in 1998 for companies that market or distribute medical devices within the European Union. Our French facility has also received ISO 13485:2003 certification for the design, manufacturing and sale of bone substitutes from bovine tissue products.
     In December 2008, we were advised that during a November 2008 inspection of donor recovery sites in Bulgaria by the French regulatory agency, Afssaps, deficiencies were identified. As a precautionary measure, we have temporarily suspended the distribution of tissue products processed from tissue recovered by our subsidiary, TB OsteoCentre Bulgaria EAD (“OCBG”). In addition, in cooperation with Afssaps, we have recalled 37 unused OCBG related tissue grafts previously distributed in France. These actions are not due to product contamination or to any deficiencies with the tissue grafts. We continue to work with Afssaps and other international regulatory bodies in order for us to resolve the deficiencies noted and lift our self-imposed temporary suspension. We believe we will be able to successfully resolve these matters and lift the suspension, although there can be no assurance that we will be successful in resolving the deficiencies or distributing the OCBG tissue products.
Technology Platforms for Development of Procedure Specific Products
     We believe we are a leading technology company that develops innovative and efficacious products for regenerative medicine, focusing on biologic solutions to improve outcomes of specific surgical procedures. From the three technology platforms we have developed, we plan to deliver a number of new, procedurally focused products from each of these technology platforms. We believe all of our technology platforms have broad patent positions to protect our intellectual property and utilize proprietary processing methods.
     MagniFuse™ Technology — We introduced the first DBM to the market in 1991 and since then we have introduced a number of line extensions under our Grafton® DBM bone graft substitute product line, which are widely used in healing musculoskeletal injuries and in spinal fusion procedures. Since 1991, a number of orthopedic treatment advances have been introduced that have substantially expanded the market size of the bone healing and repair market. To participate in the growth of this market and to maintain our competitive position, we have developed the MagniFuse™ Technology, which is an optimized formulation of residual growth factors from processed allograft bone and the remodeling characteristics of enhanced matrices. The initial application will be in spinal posterolateral fusion and spinal deformity surgery, and then we will expand with additional product releases to be used in other spinal fusion and orthopedic procedures. Development is in process for the use of MagniFuse™ in trauma, foot and ankle, and reconstructive revision and salvage procedures. We believe the products developed from the MagniFuse™ Technology will produce more functional bone over a faster period of time. Completed and on-going animal trials indicate that the performance of this technology compares favorably with that of autograft, which is widely considered to be the “gold standard” of bone graft.
     PLEXUR® Technology — Our proprietary PLEXUR® Technology allows us to create a family of biocomposite products combining various forms of bone tissue with a broad range of polymers. Depending upon the properties of the bone tissue and the polymers utilized to make a specific product, we believe we will be able to create innovative solutions for specific orthopedic procedures where the unique properties of Plexur® provide the surgeon and patient with a biologic healing advantage.
     We believe the attributes of the products engineered from this technology will give us a competitive advantage in the marketplace as we focus each product into specific individualized procedural applications. For example, Plexur® Biocomposites were engineered to have fully interconnected porosity and allows controlled remodeling into host bone. Interconnected porosity is essential to allow cells to penetrate, adhere and proliferate into the scaffold to begin the process of healing, while the controlled remodeling provides the bridge necessary for bone growth to occur, mature and stabilize before the polymer structure is resorbed. Our Plexur P® does not fracture and maintains a cohesive integrity when compressed. Plexur P® has also been engineered to be easily shaped for customized fit and to allow surgeons to drill, screw and pin through without being brittle and without losing form and shape. Plexur P® allows for rapid absortion of fluids and nutrients while retaining fluids under substantial pressure. Plexur P® is being used in a wide variety of surgical applications, providing specific stability to the local constructs in combination with the standard hardware used in these applications or acting as mechanical blocks to minimize local micromotion. The procedure specific applications range from joint fusion, joint reconstruction, revisions, salvage and trauma and, for example, calcaneal osteotomies ankle fracture repairs, long bone reconstructions and fracture repairs and clavicle repairs. Plexur P® is also used extensively in back filling the iliac crest and in spine surgery.
     Our next procedurally specific product from the PLEXUR® Technology is the PLEXUR M™ Biocomposite. The PLEXUR M™ Biocomposite is a moldable, settable biomaterial, which upon heating will give surgeons the ability to mold the Product into almost any shape. Like PLEXUR P®, the PLEXUR M™ provides a porous, resilient scaffold that has controlled remodeling. Market introduction is planned for 2009.
     We expect to continue to develop additional products under the PLEXUR® Technology. To accomplish this goal, we have established collaborative development agreements with leading academic institutions, secured access to technologies utilizing natural proteins to replace or assist the resorbable polymer component and we are developing new and innovative composite implant materials containing bone tissue bound together by natural materials.
     Collagen Technology — From our technology incubator, we have developed a proprietary Collagen Technology utilizing human-based collagen as the primary material. This technology allows us to utilize the benefits of naturally occurring factors in human-based materials to develop procedure specific products for key surgical specialties, including dura mater repair in craniotomy procedures, rotator cuff repair, wound care and abdominal wall repair. We believe there are many other product opportunities in other surgical specialties as we continue to further develop this technology.
     The first product opportunity under the Collagen Technology is our DuraTech™ BioRegeneration Matrix for the repair of the dura mater. Currently, we are completing a 60 patient, 90 day follow-up clinical trial for DuraTech™ to assess the safety of the product. Once the clinical trial is completed, we expect to file an application with the FDA to obtain 510(k) clearance. We currently believe we will be able to introduce DuraTech™ to the market in late 2009 or early 2010.
     During 2008, 2007, and 2006 we spent approximately $7.4 million, $5.7 million, and $4.8 million, respectively, on research and development activities. We are engaged in continuing research and development efforts to develop technological advances in regenerative medicine. We are also aggressively pursuing efforts to improve upon and maintain the safety, efficacy and performance of our Products, increase the amount of transplantable tissue derived from each donor and reduce processing costs through efficiency advances.
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
Human Tissue Procurement and Tissue Supply Strategy
     Allograft bone tissue in the United States is generally procured by a network of Organ Procurement Organizations and tissue banks. The suitability of allograft bone tissue for transplantation is dependent on the tissue recovery techniques, the multiple screening and testing procedures employed and the methods used in the processing of the tissue. We have developed techniques and technologies for the process of allograft bone tissue that preserve the natural properties of the tissues and significantly reduces the risk of the transmission of infectious agents. The proprietary processes that we utilize for certain of our Products have been validated to inactivate a panel of viruses, including HIV-1, HIV-2, hepatitis B and C, cytomeglia, syphilis and polio.
     To help ensure that we have an adequate supply of allograft bone tissue to meet the market demand for the Products that we process and for any new Products that we may develop and process in the future, we continue to be engaged in an effort to solidify the relationships we have with existing clients and tissue banks, and we continue to actively search for new relationships and intend to invest, as appropriate, in new and/or expanding tissue recovery activities with tissue recovery organizations, organ procurement organizations, and tissue banks. We also have established tissue recovery programs in France and Bulgaria, both of which have been granted tissue bank status in the countries in which they are located, to recover allograft bone tissue, and in certain circumstances other tissue types, which we expect to utilize to support our sales and marketing activities outside the United States. We continue to look for additional opportunities to establish additional tissue recovery programs throughout the world. Based upon our current forecast, we believe that we have sufficient inventories and sources of allograft bone tissue to meet our projected needs for the next several years.
     We receive and process allograft bone tissue in the form of “whole” donors, which includes cortical, cancellous and soft tissues, and in the form of cortical “shafts” or femoral heads. The Products in our operating segments are processed primarily with cortical bone tissue, which is one of the major reasons our tissue supply strategy is focused on obtaining cortical tissue. We believe there is cortical tissue available from a number of sources as tissue banks partially process the whole donors they receive and utilize the cancellous and soft tissues, but do not utilize the cortical tissue because the tissue banks may not have the proprietary technology to effectively prepare the cortical tissue into desirable products. We expect to continue obtaining whole donors, if available, however, we plan to concentrate our efforts on the cortical tissues, which we expect will support our growth strategies.
Patents and Proprietary Rights
     At January 20, 2009, we held an aggregate of 137 United States patents and pending patent applications and 240 foreign patents and patent applications. We believe that our intellectual property is significant to maintaining our competitive position. Our patents expire on various dates ranging from 2009 to 2025.
     We cannot assure you that any of our pending patent applications will result in issued patents or that any currently issued patents, or patents which may be issued, will provide us with sufficient protection in the case of an infringement of our technology, or that others will not independently develop technology comparable or superior to ours.

     Portions of our research and development activities have been conducted by consultants employed by us or contracted third parties or have been performed in conjunction with unaffiliated medical institutions. Accordingly, disputes could arise in the future concerning the proprietary rights to information applied to our projects which have been independently developed by such consultants or researchers.
Product Liability and Insurance
     The testing, use and implantation of Products developed by us entail inherent risks of medical complications for patients, and therefore may result in product liability claims against us. Further, pursuant to our agreements with our clients, we are required to indemnify our clients for liabilities arising out of defects in Products caused as a result of processing performed by us.
     We presently maintain product liability insurance in the amount of $20.0 million per occurrence and per year in the aggregate, which includes a self insured retention of $250,000 per claim, $1.0 million in the aggregate. We cannot assure you that we will be able to maintain such insurance in the future or that such insurance will be sufficient to cover the amount of claims asserted against us on all types of liabilities. We currently have no product liability claims asserted against us.
Employees
     At December 31, 2008, we had 331 employees, of whom 186 were engaged in allograft bone tissue processing and distribution; 22 were engaged in research and development; 34 were engaged in education, sales and marketing; and 89 were engaged in regulatory, finance and administration. Our employees are not covered by any collective bargaining agreement. We consider relations with our employees to be good.
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
Item 1A. Risk Factors
Risks Related to Our Company
     We rely on our independent sales agents and sales representatives to educate surgeons and to market our Products.
     Our ability to grow revenue depends largely upon arrangements we have with independent sales agents and sales representatives whereby they educate surgeons concerning our Products. We do not control these sales agents and sales representatives and they typically have relationships with other orthopedic companies, many of which are larger and have substantially more resources than we do. The relationship our sales agents and sales representatives have with these other orthopedic companies may generate more revenue for them than their relationship with us. As a result, they may not be successful in implementing our marketing plans, may terminate their relationship with us, or may devote insufficient efforts to the sale of our Products. Our failure to attract and retain skilled independent sales agents and sale representatives and/or our failure to obtain sufficient time and effort for the sales and marketing of our Products could have a material adverse effect on our business, results of operations or financial condition.
     The disruption in the global financial markets and the economic downturn may adversely impact our business.
     Our ability and the ability of our customers, suppliers and distributors to fund operations and to obtain financing for general corporate and commercial purposes is subject to prevailing economic conditions and to financial, business and other factors beyond our control. Recently, global credit markets and the financial services industry have been experiencing a period of unprecedented turmoil characterized by the bankruptcy, failure or sale of various financial institutions, a general tightening of credit, and an unprecedented level of market intervention from the United States and other governments. These events have adversely affected the United States and world economy, and may adversely affect the availability and cost of financing. There can be no assurances as to the length or severity of this period of disruption and the related economic downturn. If our operations, financial performance or access to capital are adversely affected by these prevailing conditions, or if our customers, suppliers or distributors are adversely impacted by these conditions, it could have a material adverse affect on our business, results of operations or financial condition.
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
     The vast majority of the Products we distribute are processed in our facility located in Eatontown, New Jersey. A natural disaster or significant mechanical failure may impact our ability to process Products and could adversely affect our business, financial condition and results of operations. We take safeguards to protect the processing facility, our employees and our allograft tissue inventories and we maintain property insurance that includes business interruption coverage, which may not be sufficient to cover our losses depending on the nature of the event and length of time our facility was unavailable.
     We face strong competitive threats from firms with greater financial resources and lower costs.
     We compete in the biologics portion of the orthopedic market against autograft bone tissue, synthetic bone void fillers, growth factors and allograft bone tissue products. Autograft bone tissue has historically been the primary choice for surgeons and we believe autograft bone tissue is still considered the “gold standard” of care. We believe that a majority of the cadaveric bone banks operating in the United States are engaged in processing allograft bone tissue for transplantation. Many of these bone banks are not-for-profit organizations, and, as such, they may be able to supply processing services at a lower cost than we can. Several for-profit companies, certain of which have substantially greater resources than we do, are processing, marketing and distributing allograft bone tissue products. We compete with such entities on the basis of our advanced processing technology and the quality and quantity of the bone tissue our processing yields. We may not be able to continue to compete successfully in the area of allograft bone tissue processing and distribution.
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
     The primary advantage of synthetic bone graft substitutes and growth factors as compared to allograft bone tissue is that they do not depend on the availability of donated human tissue. In addition, members of the medical community and the general public may perceive synthetic materials and growth factors as safer than allograft-based bone tissue products. Our products may be incapable of competing successfully with synthetic bone graft substitutes and growth factors developed and commercialized by others, which could have a material adverse effect on our business, financial condition and results of operations. Companies are also developing new products and technologies for the surgical procedures in which we compete. If these products are successfully developed and commercialized, they could have a negative impact on our business and, therefore, have a material adverse effect on our financial condition and results of operations.
     We may need to secure additional financing to fund our long-term strategic plan.
     We expect to continue to make investments in our business to support our distribution effectiveness efforts, tissue supply initiatives, our research and development activities and other future programs and initiatives, which may deplete our available cash balances. We believe that our available cash, cash equivalents and anticipated future cash flow from operations will be sufficient to meet our forecasted cash needs for the near future. Our future liquidity and capital requirements will depend upon numerous factors, including:
•	the progress of our product development programs and the need for and associated costs relating to regulatory approvals, if any, which may be needed to commercialize some of our Products under development;

•	the commercialization efforts related to existing Products; and

•	the resources we devote to the research, development and manufacture of our current and future services and Products.
     We may need to raise additional funds through the issuance of equity and/or debt through private placements or public offerings to provide funds to meet the needs of our long-term strategic plan. Additional funds may not be available, or if available, may not be available on favorable terms. Further equity financings, if obtained, may substantially dilute the interest of our existing shareholders. Any additional debt financings may contain restrictive terms that limit our operating flexibility. As a result, any future financings could have a material adverse effect on our business, financial condition or results of operations.
     Our dependence upon a supply of human donors may curtail business expansion.
     Our products and services depend upon the availability of allograft bone tissue and related connective tissue from human donors recovered by our clients and tissue banks which recover allograft bone tissue for us or from our own efforts in Bulgaria. We rely on the efforts of not-for-profit donor procurement agencies, including our current clients, to educate the public and foster an increased willingness to donate bone tissue. These organizations may not be able to find a sufficient number of persons willing to donate, or may not be willing to provide sufficient amounts of tissue to meet present or future demand for the products we distribute or any products or materials we are developing. Although we have taken steps to address tissue supply, we cannot assure you that these efforts will be successful in the future or that we will otherwise be able to secure a sufficient supply of tissue. Our inability to secure enough donor tissue to meet our demands could have a material adverse effect on our business, financial condition and results of operations.
     We had one client who accounted for approximately 14% of our revenues in 2008 for whom our relationship ended on December 31, 2008.
     During 2008, MTF accounted for approximately 14% of our consolidated revenues. The two agreements we had with MTF both expired on December 31, 2008. We expect to realize only a small amount of revenue from MTF in 2009, most of which we anticipate will be realized in the first quarter. The revenue generated from MTF contributed unit volume through our processing facility, absorbing overhead and other fixed costs and providing positive gross profit to cover our operating expenses. Our inability to generate sufficient unit volume from organic growth to replace the loss of the MTF unit volume along with our inability to execute on our cost control initiatives could have a material adverse effect on our financial condition and results of operations.
     MTF was also a supplier of allograft bone tissue to us, which was an integral part of the two agreements that expired on December 31, 2008. As a result, MTF is no longer supplying us with allograft bone tissue pursuant to these two agreements. Although we have taken steps and entered into new tissue supply relationships to replace the allograft bone tissue we previously received from MTF, we cannot assure you that these efforts will be successful in the future or that we will otherwise be able to secure a sufficient supply of tissue. Our inability to secure enough allograft bone tissue to replace the tissue previously received from MTF could have a material adverse effect on our business, financial condition and results of operations.
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
     The ability of hospitals to pay fees for allograft bone tissue products depends in part on the extent to which reimbursement for the costs of such materials and related treatments will continue to be available from government health administration authorities, private health coverage insurers and other organizations. We may have difficulty gaining market acceptance for our Products if government and third-party payors do not provide adequate coverage and reimbursement.
     The medical community could choose not to use our allograft bone tissue products.
     We believe the market for allograft bone tissue products will continue to be based primarily upon the use of such products by physicians specializing in the orthopedic, spine, neurological and oral/maxillofacial surgical areas. Our future growth depends in part upon such physicians’ wider use of allograft bone tissue products as an alternative to autograft bone tissue and other available materials and treatments. We have tried to educate physicians through our marketing activities. Our future efforts in this regard may fail to generate additional demand for our tissue products.
     Governmental regulation could restrict the use of our Products or our procurement of tissue.
     In the United States, the procurement and transplantation of allograft bone tissue is subject to federal law pursuant to NOTA, a criminal statute which prohibits the purchase and sale of human organs used in human transplantation, including bone and related tissue, for “valuable consideration.” NOTA permits reasonable payments associated with the removal, transportation, processing, preservation, quality control, implantation and storage of human bone tissue. We provide services in all of these areas in the United States, with the exception of removal and implantation, and receive payments for all such services. We make payments to certain of our clients and tissue banks for their services related to recovering allograft bone tissue on our behalf. If NOTA is interpreted or enforced in a manner which prevents us from receiving payment for services we render or which prevents us from paying tissue banks or certain of our clients for the services they render for us, our business could be materially, adversely affected.
     We are engaged through our marketing employees, independent sales agents and sales representatives in ongoing efforts designed to educate the medical community as to the benefits of our Products, and we intend to continue our educational activities. Although we believe that

NOTA permits payments in connection with these educational efforts as reasonable payments associated with the processing, transportation and implantation of our Products, payments in connection with such education efforts are not exempt from NOTA’s restrictions and our inability to make such payments in connection with our education efforts may prevent us from paying our sales representatives for their education efforts and could adversely affect our business and prospects. No federal agency or court has determined whether NOTA is, or will be, applicable to every allograft bone tissue-based material which our processing technologies may generate. Assuming that NOTA applies to our processing of allograft bone tissue, we believe that we comply with NOTA, but there can be no assurance that more restrictive interpretations of, or amendments to, NOTA will not be adopted in the future which would call into question one or more aspects of our method of operations.
     The United States federal health care laws apply to certain aspects of our business if a customer submits a claim for an item or service that is reimbursed under Medicare, Medicaid or most other federally-funded health care programs. Of principal importance to us, federal law prohibits unlawful inducements for the referral of business reimbursable under federally-funded health care programs (the “Anti-Kickback Law”), such as remuneration provided to physicians to induce them to use certain products or medical devices reimbursable by Medicare or Medicaid. The Anti-Kickback Law is subject to evolving interpretations. If a governmental authority were to conclude that we are not in compliance with applicable laws and regulations, Osteotech and its officers and employees could be subject to severe criminal and civil penalties including, for example, exclusion from participation as a supplier of product to beneficiaries covered by Medicare or Medicaid.
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
     The testing and use of allograft bone tissue, bovine tissue products and medical devices which we process, manufacture or distribute, entail inherent risks of medical complications for patients and therefore may result in product liability claims against us. Further, our agreements with our clients provide that we shall indemnify them for liabilities arising out of defects caused by our processing. We presently maintain product liability insurance in the amount of $20.0 million per occurrence and per year in the aggregate, which includes a self insured retention of $250,000 per claimant, $1.0 million in the aggregate. We may be unable to maintain such insurance in the future and such insurance may not be sufficient to cover all claims made against us or all types of liabilities, which may be asserted against us.
     Negative publicity related to allograft bone tissue donation or tissue grafts may negatively impact the supply of available allograft tissue and may reduce the demand for our products.
     Negative publicity concerning the use and method of obtaining donated human tissue may reduce the demand for our Products or negatively impact the willingness of families of potential donors to agree to donate tissue, or tissue banks to provide tissue to us. In such event, we might not be able to obtain adequate tissue to meet the needs of our customers, which could have a material adverse effect on our business, financial condition or results of operations.
     If we are unable to enforce our patents or if it is determined that we infringe patents held by others it could damage our business.
     We consider our allograft bone tissue processing technology and procedures proprietary and rely primarily on patents to protect our technology and innovations. Consultants employed by third parties and persons working in conjunction with medical institutions unaffiliated with us have conducted significant research and development for our Products. Accordingly, disputes may arise concerning the proprietary rights to information applied to our projects, which have been independently developed. In addition, although we have attempted to protect our technology with patents, our existing patents may prove invalid or unenforceable as to products or services marketed by our competitors. Our pending patent applications may not result in issued patents. Moreover, our existing or future Products and technologies could be found to infringe the patents of others.
     Prosecuting and defending patent lawsuits is very expensive. We are committed to aggressively asserting and defending our technology and related intellectual property, which we have spent a significant amount of time and money to develop. In addition, the industry in which we compete is known for having a great deal of litigation involving patents. These factors could cause us to become involved in new patent litigation in the future. The expense of prosecuting or defending these future lawsuits could also have a material adverse effect on our business, financial condition and results of operations.
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
     Our competitive position depends, in part, on unpatented trade secrets which we may be unable to protect.
     Our competitive position depends in part upon unpatented trade secrets, which are difficult to protect. We cannot assure you that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, that our trade secrets will not be disclosed or that we can effectively protect our rights to unpatented trade secrets.
     In an effort to protect our trade secrets, we require our employees, consultants and advisors to execute proprietary information and invention assignment agreements upon commencement of employment or consulting relationships with us. These agreements provide that, except in specified circumstances, all confidential information developed or made known to the individual during the course of their relationship with us must be kept confidential. We cannot assure you, however, that these agreements will provide meaningful protection for our trade secrets or other proprietary information in the event of the unauthorized use or disclosure of confidential information.

     We may face lawsuits or governmental enforcement activities based on hazardous waste we generate in our operations.
     We are subject to federal, state, foreign, and local laws and regulations governing the use, manufacture, storage, handling, treatment, remediation, and disposal of hazardous materials and certain waste products (“Environmental Laws”). For example, our allograft bone tissue processing in both the United States and Europe generates waste materials, which we segregate and dispose of in compliance with applicable Environmental Laws. Although we believe that our procedures for handling and disposing of hazardous materials comply with the Environmental Laws, the Environmental Laws may be amended in ways that increase our cost of compliance, perhaps materially. Furthermore, the risk of accidental contamination or injury from these materials cannot be eliminated, and there is also a risk that such contamination previously has occurred in connection with one of our facilities. Our failure to fully comply with any Environmental Laws could result in the imposition of penalties, sanctions or, in some cases, private lawsuits, which could have a material adverse effect on our business, financial condition and results of operations.
     Changes in the healthcare industry may require us to decrease the selling price for our products, may reduce the size of the market for our products, or may eliminate a market, any of which could have a negative impact on our financial performance.
     Trends toward managed care, healthcare cost containment and other changes in government and private sector initiatives in the United States and other countries in which we do business are placing increased emphasis on the delivery of more cost-effective medical therapies that could adversely affect the sale and/or the prices of our products. For example:
•	major third-party payors of hospital services and hospital outpatient services, including Medicare, Medicaid and private healthcare insurers, annually revise their payment methodologies, which can result in stricter standards for reimbursement of hospital charges for certain medical procedures or the elimination of reimbursement, which could create downward price pressure on our products;

•	potential legislative proposals have been considered that would result in major reforms in the United States healthcare system that could have an adverse effect on our business;

•	there has been a consolidation among healthcare facilities and purchasers of medical devices in the United States who prefer to limit the number of suppliers from whom they purchase medical products, and these entities may decide to stop purchasing our products or demand discounts on our prices;

•	we are party to contracts with group purchasing organizations, which negotiate pricing for many member hospitals, that require us to discount our prices for certain of our products and limit our ability to raise prices for certain of our products;

•	there is economic pressure to contain healthcare costs in domestic and international markets;

•	there are proposed and existing laws, regulations and industry policies in domestic and international markets regulating the sales and marketing practices and the pricing and profitability of companies in the healthcare industry;

•	proposed laws or regulations that will permit hospitals to provide financial incentives to doctors for reducing hospital costs (known as gainsharing) and to award physician efficiency (known as physician profiling) could reduce prices; and

•	there have been initiatives by third-party payors to challenge the prices charged for medical products that could affect our ability to sell products on a competitive basis.
     Both the pressures to reduce prices for our products in response to these trends and the decrease in the size of the market as a result of these trends could adversely affect our revenue.
Risks Related to Our Common Stock
     The price of our common stock has been, and may continue to be, volatile.
     The market price of our common stock, like that of the securities of many other companies in our industry, has fluctuated over a wide range and it is likely that the price of our common stock will fluctuate in the future. Over the past three years, the sale price for our common stock, as reported by NASDAQ, has fluctuated from a low of $1.31 to a high of $8.70. The market price of our common stock could be impacted by a variety of factors, including:
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
     Sales of substantial amounts of our common stock in the open market, or the availability of such shares for sale, could adversely affect the price of our common stock. We had 17,979,846 shares of common stock outstanding as of December 31, 2008. The following securities that may be exercised into shares of our common stock were issued and outstanding as of December 31, 2008:
•	Options. Stock options to purchase 1,390,962 shares of our common stock at a weighted average exercise price of approximately $7.42 per share.

•	Restricted stock units. 790,663 shares of our common stock may be issuable upon the vesting of outstanding restricted stock units.

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
     In January 1996, our Board of Directors authorized shares of Series E Preferred Stock in connection with its adoption of a stockholder rights plan, under which we issued rights to purchase Series E Preferred Stock to holders of our common stock. Upon certain triggering events, such rights become exercisable to purchase common stock (or, in the discretion of our Board of Directors, Series E Preferred Stock) at a price substantially discounted from the then current market price of the common stock. Our stockholder rights plan could generally discourage a merger or tender offer involving our securities that is not approved by our Board of Directors by increasing the cost of effecting any such transaction and, accordingly, could have an adverse impact on stockholders who might want to vote in favor of such merger or participate in such tender offer. Our stockholder rights plan expires in March 2009.
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
Item 1B. Unresolved Staff Comments
     Not applicable.
Item 2. Properties
     Our principal executive offices are located in a 38,400 square foot building in Eatontown, New Jersey, which is occupied pursuant to a lease which expires in December 2014 and provides for a base annual rental of approximately $672,000 in 2009 and $692,000 in 2010, with an automatic 3% increase in each successive year of the lease. The lease is renewable at our option for one additional five-year term at a rental rate to be negotiated at the time of renewal. This facility is occupied by our corporate, financial, administrative, marketing, research and development, regulatory and clinical affairs staff.
     Our principal processing facility is located in a 73,000 square foot building adjacent to our principal executive offices in Eatontown, New Jersey. The facility is occupied pursuant to a lease which began in August, 2005. The lease agreement is for an initial term of twenty years with two five-year renewal options at our election. Lease payments are $2,326,000 per year for the first seven years, $1,460,000 per year for years eight through twelve, an annual rental rate to be determined at the time with a minimum rate of $1,460,000 and a maximum rate of $1,533,000 for years thirteen through seventeen, and thereafter at an annual rental rate to be determined at the time with a minimum rate equal to the actual rental rate in year seventeen and a maximum rate of $1,610,000 for years eighteen through twenty.

Item 3. Legal Proceedings
     Osteotech v. Regeneration Technologies, Inc.
     In September 2006, we filed a complaint, as amended, against Regeneration Technologies, Inc. (now RTI Biologics, Inc. or “RTI”) in the United States District Court for the District of New Jersey, alleging that RTI’s BioCleanse® Tissue Sterilization Process infringes our U.S. Patent Nos. 5,333,626 and 5,513,662. We served the complaint on November 16, 2006. RTI filed an Answer and Counterclaim on January 5, 2007, denying infringement, and seeking a declaratory judgment that our patent is not infringed, is invalid, and is unenforceable due to laches, waiver, and/or estoppel. We filed a Reply on January 23, 2007, denying the allegations in RTI’s Counterclaim. On January 22, 2009, the Court permitted RTI to file an amended answer and counterclaim, by which RTI seeks a declaratory judgment on the grounds listed above with respect to both patents, and also alleges that the lawyers and inventors who prosecuted the two patents-in-suit engaged in inequitable conduct in the Patent Office. We filed a reply to RTI’s counterclaim denying RTI’s allegations. We seek injunctive relief and damages in an amount to be determined. This case is in the discovery phase. We have filed a motion for summary judgment of literal infringement of both patents and RTI has cross-moved for summary judgment of no infringement for both patents.
Scotty Foster and Linda Foster v. Osteotech, Inc.
Eddie Don Glenn v. Osteotech, Inc.
Vickie Turner and Connie Cooper v. Osteotech, Inc.
In 2006 and 2007, several plaintiffs sued several defendants, including us, in the Circuit Court of White County, Arkansas. The plaintiffs sought unspecified damages. During 2008, we settled all of these cases with no material impact on our operations.
     ReSource Tissue Bank v. OST Developpement SA
     On August 8, 2007, ReSource Tissue Bank filed a lawsuit against OST Developpement SA (“OST”), our wholly owned subsidiary, before the Commercial Court of Clermond-Ferrand, France, claiming damages arising from OST’s allegedly unlawful termination of its exclusive distribution agreement. The complaint requests that the Court declare that OST breached the agreement by unilaterally and abusively terminating the agreement, and requests the Court to order OST to pay the plaintiff damages totaling 3,329,000 euros ($4,634,000) consisting of (i) 374,000 euros ($521,000) for reimbursement of marketing expenses (ii) 2,398,000 euros ($3,337,000) for lost profits for the remainder of the normal term of the agreement, (iii) 550,000 euros ($766,000) for damage to the distributor’s loss of commercial reputation, and (iv) 7,000 euros ($10,000) in legal costs. Additionally, the complaint requests that the Court order OST to repurchase the former distributor’s remaining inventory of products purchased from OST for a purchase price of 90,000 euros ($125,000). OST substantively responded to the complaint at a December 2008 hearing. The Court has scheduled a hearing for early 2009 at which time RTB will need to file its reply or seek additional time to respond.
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
     Our Common Stock is listed on the NASDAQ Global Market under the trading symbol “OSTE.”
     The following table sets forth the high and low sale prices for the Common Stock for each of the fiscal quarters during the years ended December 31, 2008 and 2007 based on transaction data as reported by the NASDAQ Global Market.

Year Ended December 31, 2008	High	Low

First Quarter	$7.53	$4.12
Second Quarter	$6.21	$3.99
Third Quarter	$5.68	$4.11
Fourth Quarter	$4.20	$1.31

Year Ended December 31, 2007	High	Low

First Quarter	$8.08	$4.79
Second Quarter	$8.44	$6.60
Third Quarter	$8.70	$5.56
Fourth Quarter	$8.48	$6.51
Holders
     As of February 27, 2009, there were 417 holders of record of Osteotech Common Stock. We believe that there are approximately 4,800 beneficial owners of our Common Stock.
Dividends
     We have never paid a cash dividend and do not anticipate the payment of cash dividends in the foreseeable future. We expect to retain future earnings to finance our growth. The declaration of dividends in the future will remain within the discretion of our Board of Directors, which will review our dividend policy from time to time.
Stockholder Return Performance Graph
     The graph below summarizes the total cumulative return experienced by Osteotech’s stockholders during the five-year period ended December 31, 2008, compared to the NASDAQ Stock Market Index and the Dow Jones Medical Supplies Index. The changes for the periods shown in the graph and table are based on the assumption that $100.00 has been invested in

Osteotech, Inc. common stock and in each index below on January 1, 2004 and that all cash dividends were reinvested.

	Jan. 1	December 31,
	2004	2004	2005	2006	2007	2008
Osteotech, Inc.	$100.00	$62.50	$56.48	$64.20	$88.86	$19.20
Nasdaq Stock Market	$100.00	108.81	111.28	122.75	135.69	65.06
Dow Jones Medical Supplies	$100.00	115.97	115.48	137.59	171.77	132.14

Recent Sales of Unregistered Securities and Purchases of Equity Securities by the Company
     On December 11, 2008, we announced that our Board of Directors approved a stock repurchase program authorizing us to buy back up to $5.0 million of our Common Stock. Share repurchases may be executed from time to time at current market prices through open-market or privately negotiated transactions. The repurchase program has no time limit and may be suspended for periods or discontinued at any time.

     The following table provides information with respect to Common Stock purchases by the Company during the fourth quarter of 2008:

Maximum Number
(or Approximate
			Total Number of	Dollar Value)
	Total		Shares (or Units)	of Shares (or Units)
	Number	Average	Purchased as Part	That May Yet Be
	Of Shares	Price	of Publicly	Purchased Under
	(or Units)	Paid Per	Announced Plans	The Plans
Period	Purchased	Share (or Units)	or Program	or Programs

October 1, 2008 through October 31, 2008	—	—	—	—

November 1, 2008 through November 30, 2008	—	—	—	—

December 1, 2008 through December 31, 2008	65,190	$1.92	65,190	$4.9 million
     We did not issue any shares of our common stock in 2008, that were not registered under the Securities Act of 1933, as amended.

Item 6. Selected Financial Data
     Set forth below is selected financial data as of December 31 for each of the five years ended December 31, 2008. The following data should be read in conjunction with our consolidated financial statements and related notes thereto contained elsewhere herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Financial Data
(dollars in thousands except per share data)
For the Year ended December 31,	2008(1)	2007(2)	2006	2005(3)	2004
Consolidated Results of Operations
Revenue	$103,814	$104,277	$99,241	$93,307	$88,577
Gross profit	55,044	53,722	47,802	31,862	36,075
Operating expenses	52,467	50,459	45,455	51,930	42,705
Operating income (loss)	2,577	3,263	2,347	(20,068)	(6,630)
Other income (expense), net	(111)	(589)	(498)	(1,564)	500
Income (loss) before income taxes	2,466	2,674	1,849	(21,632)	(6,130)
Net income (loss)	$2,203	$2,617	$1,907	$(21,117)	$(5,283)
Earnings (loss) per share
Basic	$.12	$.15	$.11	$(1.23)	$(.31)
Diluted	$.12	$.15	$.11	$(1.23)	$(.31)
Dividends per share	0	0	0	0	0
Year End Financial Position
Cash and cash equivalents	$18,823	$22,777	$17,946	$13,484	$13,391
Current assets, net of cash and cash equivalents	61,265	55,331	51,374	48,400	57,641
Total assets	127,115	120,351	113,033	111,022	116,404
Current liabilities	24,464	20,171	16,588	16,975	14,193
Long-term obligations, net of current portion	13,175	14,069	14,876	15,603	10,076
Stockholders’ equity	$82,850	$79,028	$73,853	$70,755	$91,395

(1)	In 2008, we recorded $1.0 million in other income related to a litigation settlement and $0.5 million in license fee revenue.

(2)	In 2007, we recorded in operating expenses $1.0 million related to a litigation settlement.

(3)	In 2005, we recorded severance and retirement charges of $2.0 million related to retirement agreements with certain employees including our former Chief Executive Officer and Chief Financial Officer. Also in 2005, we recorded a charge of $1.9 million for professional fees incurred as a result of an unsolicited takeover attempt. These 2005 charges are included in marketing, selling and general and administrative expenses in the consolidated statements of operations.
Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
Overview
     We believe we are a leading technology company that develops innovative and efficacious products for regenerative medicine focusing on biologic solutions. We are focused on creating innovative technology platforms that will provide us with a variety of procedural specific biologic products to address the changing needs of orthopedics and healthcare in general. By developing specific products for specific procedures, we believe we will be able to provide the surgeon with the “right product at the right time for the right procedure” and therefore improve patient outcomes. We are currently focused on three technologies: MagniFuse™, Plexur® and Collagen. Each of these technologies have generated and will continue to generate a variety of procedural specific products allowing us to expand our business into new markets and surgical procedures as well as allowing us to provide surgeons with more efficacious products in the markets in which we currently compete. Our Grafton® Technology, which is in use today, is extensively utilized in our Grafton® DBM line of products as well as with our more recently developed technologies. These technology platforms represent the majority of our revenue, provide the opportunity to expand into new markets and we believe will drive our future growth.
     Our business is to alleviate pain, promote healing and restore function by developing innovative biologic solutions for regenerative medicine. Our goal is to utilize our current and future technology platforms to develop tissue forms and products (collectively referred to herein as “Products”) to create procedure specific solutions to repair, replace or heal bone and tissue loss caused by trauma, disease or surgical intervention, augment prosthetic implant procedures, facilitate spinal fusion and replace and/or repair damaged ligaments, tendons and other tissues within the human body. We expect to achieve this objective by executing on three main initiatives: development of innovative technologies, utilization of these technologies to create efficacious products for specific surgical procedural applications and medical education. We provide our biologic solutions to orthopedic, spinal, trauma, neurosurgical and oral/maxillofacial surgeons for use in the various surgical procedures.
     During 2008, we accomplished certain milestones as we continued to transform the Company to one that provides to the medical profession procedure specific biological solutions as follows:
•	In December 2008, we initiated a pivotal clinical trial for our DuraTech™ BioRegeneration Matrix. DuraTech™ is the first of several products under development based upon our proprietary human collagen technology platform. We expect to file a 510(k) with the FDA to secure marketing clearance for DuraTech in the third quarter of 2009.

•	In October 2008, we received FDA clearance for our next generation grafting material, MagniFuse™ Bone Graft. MagniFuse™ will provide a range of market opportunities with products specifically designed for use in posterolateral spine, deformity and minimally invasive procedures.

•	In May 2008, we announced our Plexur® Technology was to be used in the Craniofacial Reconstruction Program Funded by the Armed Forces Institute of Regenerative Medicine.

•	In April 2008, we received FDA clearance to market our Plexur P® Biocomposite in spinal applications. Plexur P® is a porous, resilient scaffold that allows for the rapid absorption and retention of cells to facilitate bone growth.

•	In March and July of 2008, we received FDA clearances for our Plexur M™ Biocomposite for application in the pelvis, extremities and spine. Plexur M™ is a uniquely moldable, settable biomaterial, which, when heated, gives surgeons the ability to contour the product into almost any shape.

     During 2008, we invested $7.3 million to solidify our tissue supply position and expanded certain of our tissue supply arrangements. This investment, and our investment in plant and equipment, including a new enterprise software system, resulted in our cash declining to $18.8 million at December 31, 2008.
Results of Operations
     The following table sets forth our consolidated results of operations for 2008, 2007 and 2006:

				Percent Change
				2008	2007
	Year Ended December 31,			vs.	vs.
(in thousands)	2008	2007	2006	2007	2006

Revenue	$103,814	$104,277	$99,241	—	5%

Cost of revenue	48,770	50,555	51,439	-4%	-2%

Gross profit	55,044	53,722	47,802	2%	12%

Operating expenses	52,467	50,459	45,455	4%	11%

Operating income	2,577	3,263	2,347	-2%	39%

Other (expense)	(111)	(589)	(498)	81%	-18%

Income before income taxes	2,466	2,674	1,849	-8%	45%

Income tax expense (benefit)	263	57	(58)	361%	-198%

Net income	$2,203	$2,617	$1,907	-16%	37%

Earnings per share:
Basic	$.12	$.15	$.11
Diluted	$.12	$.15	$.11

Net Income
     Net income for the year ended December 31, 2008 was $2.2 million or $.12 diluted earnings per share. Net income included $1.0 million related to a gain from a litigation settlement and $0.5 million related to the receipt of license fees. Compared to 2007, net income in 2008 declined primarily from increased operating expenses to support distribution initiatives and research and development and was partially offset by improved gross margins.
     Net income for the year ended December 31, 2007 was $2.6 million, or $.15 diluted earnings per share, and resulted from increased revenue and improved gross margins, which were partially offset by higher operating expenses as compared to 2006. Our investment in distribution effectiveness initiatives, the costs associated with the settlement of certain litigation, and the non-cash compensation costs related to grants of equity awards contributed to the increase in operating expenses.

Revenue
     For the year ended December 31, 2008, revenue of $103.8 million was relatively flat when compared to revenue of $104.3 million for the prior year. We plan to focus our strategic efforts on expanding the domestic and international markets for our current and future primary product lines.
     The following table details the components of our revenues for the years presented:

				Percent Change
				2008	2007
	Year Ended December 31,			vs.	vs.
(in thousands)	2008	2007	2006	2007	2006

DBM Segment	$61,961	$65,794	$57,493	-6%	14%
Hybrid/Synthetic Segment	3,087	1,760	1,270	75%	39%
Traditional Tissue Segment	20,258	17,623	16,955	15%	4%
Spinal Allograft Segment	8,499	10,739	13,795	-21%	-22%
Client Services Segment	8,201	7,621	9,128	8%	-17%
Other	1,808	740	600	144%	23%

	$103,814	$104,277	$99,241	—	5%

     2008 Compared to 2007
     DBM Segment revenue, which consists of revenue from the sale of Grafton® DBM and Xpanse® Bone Inserts and revenue from the processing of two private label DBMs, declined 4% in 2008 as compared to 2007, primarily as a result of the decline in private label revenue. Revenue from Grafton® DBM, private label DBM and Xpanse® Bone Inserts changed 2%, (62)% and 22%, respectively, in 2008 compared to 2007. Revenue from Grafton® DBM was negatively impacted in 2008 as a result of a decline in average selling prices. The decline in private label revenue was primarily due to one of our private label DBM customers formally notifying us of their decision not to renew its current agreement with us upon the agreement’s expiration in March 2009. We recognized $0.5 million of revenue from this customer in the first quarter of 2008 and the customer has not made any purchases since.
     Revenue in our Hybrid/Synthetic Segment, which reflects sales of our Plexur P® Biocomposite and GraftCage® Spacers, increased 75% for the year ended December 31, 2008, compared to the prior year, primarily as a result of a 139% increase in Plexur P® revenue due to increased unit volume. We do not anticipate revenue from the distribution of the GraftCage® Spacers to be a significant contributor to our future revenue stream.
     Revenue in our Traditional Tissue Segment, which represents the worldwide distribution of allograft bone tissue grafts, increased 15% in 2008 as compared to 2007. The increase in 2008 traditional tissue revenue resulted from increased unit sales volume, especially in the international market.
     Revenue in the Spinal Allograft Segment declined 21% in 2008 as compared to 2007, primarily due to a decrease in unit sales volume that we anticipate will continue in 2009.
     Client Services Segment revenue, which is generated by the processing of allograft bone tissue for our clients, mainly the Musculoskeletal Transplant Foundation (“MTF”), increased 8% in 2008 as compared to 2007. Our contractual agreements with MTF expired at the end of 2008.

We expect to generate some revenue from our relationship with MTF in the first quarter as the contractual relationship winds down.
     Other revenue consists mainly of $0.5 million related to license fees, the international distribution of xenograft products, sales commissions for the distribution of traditional tissue processed by others and revenue from the distribution of the Kinesis™ BMAC™ system. During the year ended December 31, 2008, other revenue increased 144% compared to 2007.
     2007 Compared to 2006
     DBM Segment revenue increased 14% in 2007 as compared to 2006 primarily as a result of increased unit volumes. Revenue from Grafton® DBM, private label DBM and Xpanse™ Bone Inserts increased 6%, 89% and 47%, respectively, in 2007 compared to 2006.
     Revenue from our Hybrid/Synthetic Segment represented sales of our PLEXUR P® Biocomposite and GraftCage® Spacers. The PLEXUR P® Biocomposite contributed $1.0 million to revenue growth for the year ended December 31, 2007.
     Traditional Tissue Segment revenue from the worldwide distribution of allograft bone tissue grafts increased 4% in the year ended December 31, 2007 from the prior year. The increase in 2007 traditional tissue revenues resulted from increases in domestic and international unit sales, partially offset by declines in domestic pricing.
     Revenue in our Spinal Allograft Segment declined 22% in the year ended December 31, 2007 compared to the same period in 2006 primarily due to a decrease in unit sales volume.
     Client Service Segment revenue declined 17% for the year ended December 31, 2007 compared to the prior year.
     Major Customers
     In 2008, 2007, and 2006, MTF accounted for $14.2 million, $16.2 million, and $19.4 million of revenue, or 14%, 16%, and 20%, respectively, of consolidated revenue. Our agreements with MTF expired at December 31, 2008.
Gross Margin

	Year Ended December 31,
(in thousands)	2008	2007	2006

Gross Profit	$55,044	$53,722	$47,802
Gross Margin	53.0%	51.5%	48.2%
     In both 2008 and 2007 gross margin increased over gross margin levels in the respective prior year, primarily due to increased unit processing volumes, processing efficiencies and better management of inventory risk exposures, such as obsolescence.

Operating Expenses

				Percent Change
				2008	2007
	Year Ended December 31,			vs.	vs.
(in thousands)	2008	2007	2006	2007	2006

Marketing, selling and general and administrative	$45,032	$44,801	$40,627	—	10%
Research & development	7,435	5,658	4,828	31%	17%

Total	$52,467	$50,459	$45,455	4%	11%

     Marketing, selling and general and administrative expenses in 2008 were relatively flat compared to 2007. In 2008, we had higher non-cash compensation costs for equity awards and increased marketing and selling expenses, compared to the prior year, offset by lower performance based compensation expense. Compensation expense related to our equity award program was $1.7 million in 2008 compared to $0.9 million in 2007. Also in 2007, we incurred $1.0 million in costs associated with the settlement of and legal fees incurred in connection with certain litigation.
     For 2008, research and development expenses increased 31% as compared to 2007, primarily due to the costs incurred for basic research, product development and process development activities to support the technologies and products we are developing for future commercialization.
     In 2007, marketing, selling and general and administrative expenses increased 10% when compared to 2006, principally due to our investment in improving worldwide distribution effectiveness, the costs associated with the settlement of certain litigation, the non-cash compensation costs associated with our equity award programs and professional fees. Compensation expense related to our equity awards program was $0.9 million and $0.3 million in 2007 and 2006, respectively. Research and development expenses in 2007 increased 17% when compared to 2006, primarily due to our focus on the development of new technologies and products.
Operating Income

				Percent Change
				2008	2007
	Year Ended December 31,			vs.	vs.
(in thousands)	2008	2007	2006	2007	2006

DBM Segment	$18,902	$20,105	$16,305	-6%	23%
Hybrid/Synthetic Segment	5	277	(717)	-98%	139%
Traditional Tissue Segment	3,666	2,470	5,888	48%	-58%
Spinal Allograft Segment	286	1,941	1,819	-85%	7%
Client Services Segment	4,454	5,744	4,240	-22%	35%
Other	1,265	334	45	279%	642%

	28,578	30,871	27,580	-7%	12%
Corporate	(26,001)	(27,608)	(25,233)	-6%	9%

Operating Income	$2,577	$3,263	$2,347	-21%	39%

     Product segment operating income is comprised of segment revenue less material and production cost and selling and marketing expenses. Total product segment operating income of $28.6 million for the year ended December 31, 2008 declined 7% compared to 2007. Segment operating income was negatively impacted by higher selling and marketing expenses which were partially offset by a higher gross profit including the effect of $0.5 million in license fee revenue. In 2008 product segment operating income as a percentage of revenue was 28% compared to 30% in the prior year.
     Costs and expenses associated with Corporate Segment declined 6% for 2008 compared to last year. In 2008, higher research and development expenses were offset by lower performance compensation expenses while in 2007, we also incurred a litigation settlement of $1.0 million.
     Total product segment operating income for the year ended December 31, 2007 of $30.9 million increased 12% as compared to 2006 due to improved gross margin, which was partially offset by the cost of our distribution effectiveness initiatives. In 2007, product segment operating income as a percent of revenue increased to 30% compared to 28% in 2006.
     Costs and expenses associated with Corporate increased 9% in 2007 from the prior year, mainly due to non-cash compensation costs for our equity award programs and higher professional fees.
Other Income (Expense)
     For the year ended December 31, 2008, other expenses of $0.1 million primarily represents $1.5 million in interest expense associated with our capital lease obligation offset partially by interest income of $0.4 million and litigation settlement income of $1.0 million. For the year ended December 31, 2008, aggregate foreign exchange gains and losses were not significant.
     For the year ended December 31, 2007, other expenses of $0.6 million represents $1.6 million of interest expense associated with our capital lease obligation, partially offset by interest income on invested cash balances of $1.0 million; a net foreign currency loss of $0.1 million, principally on intercompany debt, and a $0.1 million gain from a final contingent consideration payment related to the sale of a foreign subsidiary in 2002.
     Other expenses in 2006 of $0.5 million is principally the result of $1.7 million in interest expense associated with our capital lease obligation, partially offset by interest income of $0.8 million on invested cash balances, a net foreign currency gain of $0.3 million, primarily related to intercompany debt, and a $0.1 million gain from a contingent consideration payment related to the sale of a foreign subsidiary in 2002.
     Future foreign exchange gains and losses, including those related to intercompany debt, may have a material impact on our results of operations in the event of significant changes in the exchange rate between the U.S. dollar and the Euro, although the impact of such gains and losses should not have any impact on consolidated cash flows.

Income Tax Provision
     In 2008 and 2007, after the application of available net operating loss carryforwards, we provided for Federal income taxes based on the alternative minimum tax method, as well as a provision for certain state taxes on alternative methods and foreign taxes. The carryforwards utilized for Federal, state and foreign purposes carried full valuation allowances. In 2008, we also recorded a charge for estimated penalties and interest related to our assessment of uncertain tax positions mainly as a result of an ongoing Federal tax audit. Our state income tax benefit in 2007 was primarily due to the reversal of certain domestic state tax reserves and the filing for a state tax refund related to a prior year, partially offset by a provision for minimum state taxes in certain jurisdictions. We have evaluated the continuing need for our valuation allowances for our domestic and foreign deferred tax assets in accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable, and we have determined based on our assessment that there is not sufficient positive evidence to support the reversal of such valuation allowances.
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
     In 2006, we provided an income tax benefit primarily due to the reversal of certain domestic state tax reserves, which were no longer required, partially offset by provisions for 2006 minimum state income taxes. No provision for federal or foreign taxes was recorded due to the availability of prior year net operating loss carryforwards, which carried a full valuation allowance, or due to recognizing a current year taxable loss for which any tax benefits or assets would be fully offset by the establishment of valuation allowances.
     We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2003 through 2008 tax years generally remain subject to examination by Federal, foreign and most state authorities including, but not limited to, the United States, France, Bulgaria and the State of New Jersey. Our 2003 through 2005 Federal tax returns are currently under examination by the Internal Revenue Service (“IRS”) and the State of New Jersey is examining certain of our 2003 to 2007 state tax filings. We have recently been advised of an audit of the 2006 and 2007 tax filings by our French subsidiary.
     We are currently working with the IRS to complete and resolve their tax examination, which is subject to review and approval by the Joint Committee on Taxation. We anticipate we will owe no additional tax and the aggregate amount of our available Federal net operating loss carryforwards will not be materially impacted. Any remaining items disallowed would be deductible in future periods. Until such time as the Joint Committee on Taxation approval is received, the IRS examination will not be considered effectively settled for financial reporting purposes.
     Upon our adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”), effective January 1, 2007, we had no material liability for unrecognized tax benefits (“UTBs”). The components of our UTBs are substantially comprised of deferred tax assets which are subject to a full valuation allowance. To the extent we prevail in matters for which either a receivable or a liability for a UTB has been established, or are required to pay an amount or utilize NOLs to settle a tax liability, or estimates regarding a specific UTB change, our effective tax rate in a given financial reporting period may be affected.
     During the year ended December 31, 2008, the total amount of our UTBs declined $0.3 million to $4.0 million. At December 31, 2008, the reduction in net Federal, state and foreign deferred tax assets of $1.9 million as a result of UTBs was offset by a similar change in the related valuation allowance.
     We expect that the amount will change in the next twelve months due to our filing of amended Federal and state tax returns, expiring statutes of limitation, and audit activity. However, we do not anticipate the change to be significant.
Liquidity and Capital Resources
Working Capital
     At December 31, 2008, we had cash and cash equivalents of $18.8 million compared to $22.8 million at December 31, 2007. Working capital declined to $55.6 million at December 31, 2008 compared to $58.0 million at December 31, 2007, primarily due to the use of a portion of available cash to invest in additional tissue inventories of $7.3 million and for capital expenditures of $5.9 million.
Cash Flows From Operating Activities
     Net cash provided by operating activities was $3.4 million in the year ended December 31, 2008 compared to $8.1 million provided by operating activities in the prior year. The decrease resulted primarily from an increased investment in tissue inventories of $12.4 million partially offset by an increase in accounts payable.
Cash Flows From Investing Activities
     Net cash used in investing activities was $6.8 million and $4.0 million for the years ended December 31, 2008 and 2007, respectively. During the year ended December 31, 2008, net cash used in investing activity principally relates to the funding of capital expenditures, including the implementation of a new enterprise software system, and for production equipment and facilities for new products.
Cash Flows From Financing Activities
     Net cash used in financing activities of $0.5 million in the year ended December 31, 2008 relates primarily to principal payments on our capital lease obligation of $0.8 million, our purchase of our own common stock under a repurchase program approved by our Board of Directors in December 2008, partially offset by the proceeds from the exercise of stock options and the sale of common stock pursuant to our employee stock purchase plan. In 2007, proceeds received from the exercise of stock options and the sale of common stock pursuant to our employee stock purchase plan were partially offset by payments on our capital lease obligation resulting in net cash provided by financing activities of $0.7 million.

Repurchase of Common Stock
     In December 2008, our Board of Directors authorized a stock repurchase program under which up to $5.0 million of shares of our common stock may be acquired. Stock repurchases may be executed from time to time at current market prices through open-market and privately negotiated transactions in such amounts as management deems appropriate. The final number of shares repurchased will depend on a variety of factors, including the level of our cash and cash equivalents, price, corporate and regulatory requirements and other market conditions. The repurchase program may be terminated at any time without prior notice.
Further Liquidity and Financing Needs
     As of December 31, 2008, we had cash and cash equivalents of $18.8 million. In 2009, we expect to generate positive cash flow from operations, which will be utilized in conjunction with our cash reserves, to fund capital expenditures of approximately $2.0 million, principal payments on our capital lease obligation and to repurchase shares of our common stock pursuant to our stock repurchase program. Assuming we are able to achieve our projections for 2009, we anticipate our year end 2009 cash reserves to be approximately $15.0 million.
     To be successful in generating positive cash flow from operations, it will be extremely important that we effectively manage the key aspects of our working capital, especially our tissue inventories. If we are unsuccessful in managing the components of our working capital, then we will consume more of our cash reserves than we had anticipated.
     Based on our current projections and estimates, we believe that our currently available cash and cash equivalents and anticipated future cash flow from operations will be sufficient to meet our forecasted cash needs in 2009. Our future liquidity and capital requirements will depend upon numerous factors, including:
•	the progress of our product development programs and the need and associated costs relating to regulatory approvals, if any, which may be needed to commercialize some of our products under development;

•	the resources we devote to the development, manufacture and marketing of our services and products; and

•	our ability to effectively manage the key components of working capital, especially processed and unprocessed tissue inventories.
     We may seek additional funding to meet the needs of our long-term strategic plans. We can provide no assurance that such additional funds will be available or, if available, that such funds will be available on favorable terms.
Net Loss Carryforwards
     At December 31, 2008, we had aggregate U.S. federal net operating loss carryforwards of $17,084 and federal research and development and alternative minimum tax credits of $693, respectively, which expire in varying amounts beginning in 2025 through 2027. At December 31, 2008, we had state net operating loss carryforwards of $25,789 million. State net operating loss carryforwards, which primarily offset New Jersey taxable income, expire in varying amounts beginning in 2009 through 2013. In addition, we had state research and development, manufacturing and other credits of $994 million primarily to offset New Jersey income taxes, which expire in varying amounts beginning in 2009 through 2014. Foreign net operating loss carryforwards aggregate $1,011 million and expire in varying amounts beginning in 2010.
Contractual Obligations
     The following table summarizes our contractual obligations at December 31, 2008, and the effects such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due By Period
		Less
		Than			More
(In thousands)		One	Years	Years	than
Contractual Obligations	Total	Year	1-3	3-5	5 Years

Capital lease obligation	$27,436	$2,326	$4,652	$3,425	$17,033
Non-cancelable operating lease obligations	8,353	1,547	3,189	2,794	823
Retirement and severance payments	272	141	131
Asset retirement obligation — Shrewsbury facility (1)	1,032				1,032
Asset retirement obligation — Eatontown facility (2)	8,539				8,539
Reimbursement under tissue supply agreements (3)	24,732	11,276	12,136	1,320

Total	$70,364	$15,290	$20,108	$7,539	$27,427

(1)	Represents the future value of the Shrewsbury asset retirement obligation as of December 31, 2008. This asset retirement obligation will be accreted from its current value as of December 31, 2008 of $0.9 million to its current expected future value over the next five years.

(2)	Represents the future value of the Eatontown asset retirement obligation as of December 31, 2008. This asset retirement obligation will be accreted from its current value as of December 31, 2008 of $2.6 million to its current expected future value over the next seventeen years.

(3)	Represents the minimum reimbursement to be made under our agreements with various parties for their services of donor recovery and donor eligibility related to the allograft bone tissue to be supplied to us over the current term of the related agreements.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements that have or are materially likely to have a current or future material effect on our financial condition or results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates
     The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates and may adjust them based upon the latest information available. These estimates generally include those related to product returns, bad debts, inventories including purchase commitments, deferred processing costs including reserves for rework, excess and obsolescence, long-lived assets, asset retirement obligations, income taxes, stock-based compensation, contingencies and litigation. We base the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.
     We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

•	We record reductions to revenue for estimated returns based upon historical experience. If future returns are less than historical experience, a reduction in estimated reserves would increase revenue. Alternatively, should returns exceed historical experience, additional allowances would be required, which would reduce revenue. Historically, the amount of returns has not been material.

•	We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Changes in estimates of collection risk related to accounts receivable can result in decreases or increases in current period operating costs.

•	We write down inventory and deferred processing costs for estimated excess, obsolescence or unmarketable tissue grafts and products equal to the lower of cost or market value. Excess and obsolescence could occur from numerous factors, including, but not limited to, the competitive nature of the market, technological change, expiration and changes in surgeon preference. If actual market conditions are less favorable than those projected by management, additional write-downs may be required, including provisions to reduce inventory and deferred processing costs to net realizable value. In each period, we also assess our production activity in relationship to historical experience and normal capacity, and evaluate the need to reflect processing costs as either period costs or as a component of deferred processing costs. In periods where our actual process activities are less than historical experience and deemed abnormal, we charge an appropriate portion of our processing costs directly to cost of revenue in the consolidated statements of operations. In addition, we provide reserves, if any, for the difference between our contractual purchase commitments and our projected purchasing patterns based upon maintenance of adequate inventory levels and forecasted revenues. If actual revenue is less favorable than those forecasted by management, additional reserves may be required; alternatively, if revenue is stronger than forecasted by management, such reserves would be reduced.

•	We continually monitor events and circumstances that could indicate carrying amounts of long-lived assets, including property, plant, equipment and intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability of long-lived assets, other than goodwill, by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the asset, or discounted estimated future cash flows if fair value is not readily determinable. Goodwill is tested for impairment, based initially on discounted cash flows, on an annual basis as of January 1, and between annual tests if indicators or potential impairment exist.

•	The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance. Assumptions used in these forecasts are consistent with internal planning. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions.

•	We record an asset retirement obligation when an obligation to retire an asset is determined. The asset retirement obligation is accrued at its estimated fair value with a corresponding increase in the carrying amount of the related long-lived asset, if appropriate. We determine the amount of the asset retirement obligation based upon a number of assumptions requiring professional judgment and make adjustments to the asset retirement obligation recorded based on the passage of time or revisions to either the timing or the amount of the undiscounted cost estimate to retire the asset.

•	We record a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income, in the event that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of a net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. We accrue current and future tax liabilities based upon levels of taxable income, tax planning strategies, and assessments of the timing of taxability of the tax attributes. We provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

•	We measure stock-based compensation cost at the date of grant based on the fair value of the award, which is recognized as an expense generally on a straight-line basis over the employee’s or consultant’s requisite service period with an equal amount recorded as additional paid in capital, net of income tax benefit, if any, until such time as the fair value has been fully recognized. We account for forfeitures using an estimated rate when determining the fair value of the award.

•	Litigation is subject to many uncertainties and management is unable to predict the outcome of pending litigation. When we are reasonably able to determine the probable minimum or ultimate liability, if any, which may result from any of the pending litigation, we will record a provision for our best estimate of such liability, and if appropriate, will record a benefit for the amounts covered by insurance. If the outcome or resolution of the pending litigation is for amounts greater than accrued, an expense will be recorded in the period the determination is made. Alternatively, should the outcome or resolution be for less than accrued, we would reduce the expense in the period the determination is made.

Recent Accounting Developments
Recently Adopted Accounting Pronouncements
     On January 1, 2008, we adopted prospectively as required Emerging Issue Task Force (“EITF”) pronouncement “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires capitalization of nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities and recognition of expense as the goods are delivered or services are rendered.
     On January 1, 2008, we adopted the effective provisions of Financial Accounting Standards Board, Statement of Accounts Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under a number of other accounting pronouncements that require or permit fair value measurements. Certain provisions of SFAS No. 157, as they relate to non-financial assets and liabilities, are effective for us beginning in January 1, 2009.
     Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of observable inputs. The standard describes a fair value hierarchy based on the following three levels of inputs that may be used to measure fair value, of which, the first two are considered observable and the last unobservable:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.
     We adopted SFAS No. 157 for financial assets and liabilities. The adoption of SFAS No. 157 had no impact on our consolidated results of operations and financial condition.
Recent Accounting Pronouncements Not Yet Adopted
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 14 (R)”). SFAS No. 141(R) is effective for us beginning January 1, 2009 and applies prospectively to business combinations for which the acquisition date is on or after that date. Early adoption is prohibited. Under SFAS No. 141(R), among other things, an acquiring entity will generally be required to recognize all the assets acquired and liabilities assumed, acquisition costs will be generally expensed as incurred, noncontrolling interests (formally known as “minority interest”) will be valued at fair value at the acquisition date, and acquired in-process research and development will be recorded at fair value as an indefinite-lived intangible asset.

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
     In December 2007, the EITF issued “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 is effective for us beginning January 1, 2009 and requires retrospective application for arrangements existing as of the effective date. EITF 07-1, among other things, defines the meaning of collaborative arrangements and defines how costs incurred and revenues generated should be reported. The effect of the adoption of EITF 07-1 on our financial position and results of operations is not expected to be material.
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
     During 2008, the U.S. dollar fluctuated significantly versus the euro especially during the last quarter of the year. At December 31, 2008, the U.S. dollar closed 5% above the prior year-end level. However, the average exchange rate for the year was effectively equal to the closing rate at December 31, 2008. As a result of the timing of our various transactions denominated in euros, our foreign exchange gains or losses were insignificant in 2008.
     In 2008 and 2007, we recognized foreign currency losses, primarily related to the impact of exchange rates on intercompany indebtedness, of $0.1 million and $0.8 million, respectively. Foreign currency gains, which primarily relate to the impact of exchange rates on intercompany indebtedness, were $0.3 million in 2006.
Litigation
     We are involved in legal proceedings involving product liability claims. For a complete discussion of these matters, See Item 3, “Legal Proceedings” and Note 13 of “Notes to Consolidated Financial Statements.” It is possible that our results of operations or liquidity and capital resources could be adversely affected by the ultimate outcome of the pending litigation or as a result of the costs of contesting such lawsuits.
Government Proceedings
     In December 2008, we were advised that during a November 2008 inspection of donor recovery sites in Bulgaria by the French regulatory agency Afssaps, deficiencies were identified. As a precautionary measure, we have temporarily suspended the distribution of allograft tissue grafts processed from tissue recovered by our subsidiary, TB OsteoCentre Bulgaria EAD (“OCBG”). In addition, in cooperation with Afssaps, we have recalled 37 unused OCBG related tissue grafts previously distributed in France. These actions are not due to product contamination or to any deficiencies with the tissue grafts. OCBG related allograft tissue grafts are not distributed in the United States. We continue to work with Afssaps and other international regulatory bodies in order for us to resolve the deficiencies noted and lift our self-imposed suspension of shipments. Ultimately, we believe we will be able to successfully resolve these matters and lift the suspension although no assurance can be given that we will be successful in our efforts. At December 31, 2008, we had approximately $5.1 million in tissue product subject to our self-imposed suspension of shipments. In our opinion, the actions of Afssaps will not have a material impact on our long-term results of operations or financial position.
Cautionary Statement Regarding Forward-Looking Statements
     This document contains forward-looking statements within the meaning of federal securities laws that may include statements regarding intent, belief or current expectations of Osteotech and our management. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. We desire to take advantage of these “safe harbor” provisions. Accordingly, we have identified in Item 1A of this Form 10-K important risk factors which could cause our actual results to differ materially from any such results which may be projected, forecasted, estimated or budgeted by us in forward-looking statements made by us from time to time in reports, proxy statements, registration statements and other written communications, or in oral forward-looking statements made from time to time by our officers and agents. We do not intend to update any of these forward-looking statements after the date of this Form 10-K to conform them to actual results.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rates
     We are exposed to interest rate risk. Changes in interest rates affect interest income earned on cash and cash equivalents. We do not enter into derivative transactions related to our cash or cash equivalents. Accordingly, we are subject to changes in interest rates. Based on our December 31, 2008 cash and cash equivalents, a 1% change in interest rates would impact net income by approximately $0.2 million.
Credit Risks
     During the year ended December 31, 2008, we sold our products to hospitals in the United States and to stocking distributors internationally. Stocking distributors in turn sell to hospitals or other medical establishments and, in many instances, individual stocking distributors maintain higher individual balances with longer payment terms. At December 31, 2008 and 2007, international stocking distributors accounted for 30% of our accounts receivable. Loss, termination or changes in financial condition of a distributor, as well as a change in medical reimbursement regimens by foreign governments where our products are sold, along with changes in the U.S. dollar/euro exchange rate or changes in local currency exchange rates relative to the U.S. dollar, in international countries where our distributors operate, could have a material adverse effect on our financial condition and results of operations.
Foreign Exchange Risks
     Generally, sales to international stocking distributors are denominated in U.S. dollars. However, in certain instances, we invoice in currencies other than U.S. dollars and also, to a lesser extent, make purchases denominated in currencies other than U.S. dollars. We therefore are exposed to risks of foreign currency fluctuations, which we do not hedge, and are subject to transaction gains and losses, which are recorded as a component of other income in the determination of net income. Additionally, the assets and liabilities of our non-U.S. operations are translated into U.S. dollars at exchange rates in effect as of the applicable balance sheet dates, while related revenue and expense accounts of these operations are translated at average exchange rates during the month in which related transactions occur. Translation gains and losses are included as an adjustment to stockholders’ equity and included in other comprehensive income.
     Because of the foregoing factors, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance.
Item 8. Financial Statements and Supplementary Data
     Our consolidated financial statements and the report of our registered public accounting firm on such financial statements are included in this Form 10-K beginning on Page F-1. The index to these reports and the financial statements is included in Item 15 below.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2008 related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including our principal executive officer and principal financial officer, by others within our organization, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. Based upon their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2008.

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
     During the third quarter of 2008, we implemented a new software system for certain of our financial systems. In connection with this implementation and resulting business process changes, we enhanced the design and documentation of our internal control processes to ensure suitable controls over our financial reporting.
     Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.
     The effectiveness of the internal control over financial reporting as of December 31, 2008 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report, which is included in this Item 9A.
Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(e) under the Exchange Act, during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Osteotech, Inc. and Subsidiaries
Eatontown, New Jersey
We have audited Osteotech, Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 12, 2009 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Woodbridge, New Jersey
March 12, 2009

Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Reference is made to information contained under the headings “Proposal No. 1–Election of Directors”, “Identification of Executive Officers”, “Business Experience of Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our definitive proxy statement for our 2009 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the close of the year ended December 31, 2008 (our “2009 Proxy Statement”), which information is incorporated herein.
     Our Board of Directors has adopted a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees. Any material changes made to our Code of Business Conduct and Ethics or any waivers granted to any of our directors and executive officers will be publicly disclosed by filing a Current Report on Form 8-K within four business days of such material change or waiver. There were no material changes or waivers in 2008. Copies of the Code of Business Conduct and Ethics as well as charters for our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, which comply with the corporate governance rules of NASDAQ, are available on our website at www.osteotech.com. In addition, a copy of such documents will also be made available to our shareholders upon request by contacting our Investor Relations Department by calling 732-542-2800 or through an e-mail request from our website at www.osteotech.com/finrequest.htm.
Item 11. Executive Compensation
     Reference is made to information contained under the headings “Director Compensation” and “Executive Compensation” in our 2009 Proxy Statement, which information is incorporated herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders
     Reference is made to information contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in our 2009 Proxy Statement, which information is incorporated herein.
     We have four stock option plans, all of which have been approved by our shareholders. Two of the plans, the 1991 Stock Option Plan and the 1991 Independent Directors Stock Option Plan, do not have any shares available to grant new options and all shares underlying outstanding options that expire or are forfeited prior to exercise are not available for future option grants under these plans. See Note 14 of “Notes to Consolidated Financial Statements.” The following table sets forth certain information relative to our stock option plans as of December 31, 2008:

Number of securities
remaining available
for future issuance under
	Number of securities to be		equity compensation
	issued upon exercise of	Weighted-average exercise	plans (excluding
	outstanding options,	price of outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,181,625	$4.73 (1)	1,021,292
Equity compensation plans not approved by security holders (2)

Total	2,181,625	$4.73	1,021,292

(1)	The weighted-average exercise price was determined based on the exercise price related to each outstanding stock option and an exercise price of zero for each restricted stock unit award.

(2)	We do not have any equity compensation plans which have not been approved by our security holders.
Item 13. Certain Relationships and Related Transactions and Director Independence
     Reference is made to information contained under the headings “Corporate Governance” and “Transaction With Related Persons” in our 2009 Proxy Statement, which information is incorporated herein.
Item 14. Principal Accounting Fees and Services
     Reference is made to information contained under the headings “Principal Accountants Fees and Services” in our 2009 Proxy Statement, which information is incorporated herein.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a)(1) and (2). The response to this portion of Item 15 is submitted as a separate section of this report commencing on page F-1.
     (a)(3) and (b). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Exhibit		Page
Number	Description	Number
3.1	Restated Certificate of Incorporation of Osteotech, as amended (incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K, filed on March 27, 2002)	*

3.2	Fifth Amended and Restated Bylaws of Osteotech (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed on November 7, 2007)	*

3.3	Form of Stock Certificate (incorporated by reference to Exhibit 3.4 to Registrant’s Registration Statement on Form S-1 (File No. 33-40463), filed on June 14, 1991)	*

3.4	Certificate of Retirement and Prohibition or Reissuance of Shares of Osteotech, Inc. dated April 4, 2002 (incorporated by reference to Exhibit 3.4 to Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2002)	*

4.1	Amended and Restated Rights Agreement dated as of May 26, 2005 between Osteotech, Inc. and Registrar and Transfer Co. (incorporated by reference to Exhibit 1 to Registrant’s Form 8-A/A, filed on May 26, 2005)	*

10.2	1991 Independent Directors Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-145438), filed on August 14, 2007)	*

10.3	Form of Confidentiality Agreement and Non-Competition Agreement with executive officers (incorporated by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K, filed on March 27, 2002)	*

10.6	Amended and Restated 2000 Stock Plan (incorporated by reference to Exhibit 10.41 to Registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2003)	*

Exhibit		Page
Number	Description	Number
10.7	Second Amended and Restated Processing Agreement by and among Musculoskeletal Transplant Foundation, Inc., Biocon, Inc., and Osteotech, Inc. dated as of June 1, 2002 (incorporated by reference to Exhibit 10.57 to Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2002)	*

10.8	Settlement Agreement and Release by and among Osteotech, Inc. and Osteotech Investment Corporation, the Musculoskeletal Transplant Foundation, Inc., and Synthes Spine Company, L.P., dated as of June 1, 2002 (incorporated by reference to Exhibit 10.56 to Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2002)	*

10.9	License Agreement by and among Osteotech, Inc., Osteotech Investment Corporation, Musculoskeletal Transplant Foundation, Inc., Biocon, Inc., and Synthes Spine Company, L.P., dated as of June 1, 2002 (incorporated by reference to Exhibit 10.58 to Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2002)	*

10.10	Form of Change in Control Agreement with Executive Officers (incorporated by reference to Exhibit 10.61 to Registrant’s Quarterly Report on Form 10-Q, filed on November 14, 2002)	*

10.11	Lease for Osteotech’s Eatontown administration facility (incorporated by reference to Exhibit 10.30 to Registrant’s Annual Report on Form 10-K, filed on March 30, 1995)	*

10.12	First Modification to Lease for Osteotech’s Eatontown administration facility (incorporated by reference to Exhibit 10.45 to Registrant’s Annual Report on Form 10-K, filed on March 15, 2004)	*

10.13	Employment Agreement with Sam Owusu-Akyaw dated July 2, 2004 (incorporated by reference to Exhibit 10.48 to Registrant’s Quarterly Report on Form 10-Q, filed on November 8, 2004)	*

10.15	Processing Agreement between Musculoskeletal Transplant Foundation, Inc., Biocon, Inc. and Osteotech, Inc. dated December 22, 2004 (incorporated by reference to Exhibit 10.51 to Registrant’s Annual Report on Form 10-K, filed on March 29, 2005)	*

10.16	Form of Nontransferable Incentive Stock Option Agreement for all incentive option grants, including option grants to Members of the Board of Directors and Executive Officers pursuant to Osteotech’s 2000 Stock Plan (incorporated by reference to Exhibit 10.52 to Registrant’s Annual Report on Form 10-K, filed on March 29, 2005)	*

Exhibit		Page
Number	Description	Number
10.17	Form of Nontransferable Non-Incentive Stock Option Agreement for all non-incentive option grants, including option grants to Members of the Board of Directors and Executive Officers pursuant to Osteotech’s 2000 Stock Plan (incorporated by reference to Exhibit 10.53 to Registrant’s Annual Report on Form 10-K, filed on March 29, 2005)	*

10.18	1994 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.55 to Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2005)	*

10.22	Form of Nontransferable Non-Incentive Stock Option Agreement pursuant to the 2000 Stock Plan and Form of Amendment thereto (incorporated by reference to Exhibit 10.59 to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2005)	*

10.26	Agreement of Lease between 201 Industrial Way, Inc. and Osteotech, Inc., dated August 5, 2005, regarding the Company’s principal processing facility (incorporated by reference to Exhibit 10.63 to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2005)	*

10.27	Employment Agreement, effective as of November 1, 2000, between Osteotech, Inc. and Mark H. Burroughs (incorporated by reference to Exhibit 10.64 to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2005)	*

10.32	Amendment No. 1, effective as of January 1, 2006, to Employment Agreement, effective as of November 1, 2000, between Osteotech, Inc. and Mark H. Burroughs (incorporated by reference to Exhibit 10.61 to Registrant’s Annual Report on Form 10-K filed on March 31, 2006)	*

10.33	Amendment No. 1, effective as of January 1, 2006, to Employment Agreement, dated July 2, 2004, between Osteotech, Inc. and Sam Owusu-Akyaw (incorporated by reference to Exhibit 10.62 to Registrant’s Annual Report on Form 10-K filed on March 31, 2006)	*

10.34	Employment Agreement, effective as of September 27, 2004, between Osteotech, Inc. and Robert Wynalek (incorporated by reference to exhibit 10.64 to Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2006)	*

10.35	Form of Indemnity Agreement executed by Officers and Directors of Osteotech, Inc. (incorporated by reference to Exhibit 10.54 to Registrants Current Report on Form 8-K filed on April 9, 2002)	*

Exhibit		Page
Number	Description	Number
10.36	Form of 2000 Stock Plan Restricted Stock Unit Agreement for Employees (incorporated by reference to Exhibit 10.66 to registrant’s Quarterly Report on Form 10-Q filed on August 4, 2006)	*

10.37	Form of 2000 Stock Plan Restricted Stock Unit Agreement for Independent Directors (incorporated by reference to Exhibit 10.67 to Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2006)	*

10.38	Form of 2000 Stock Plan Restricted Stock Unit Agreement For Consultants (incorporated by reference to Exhibit 10.68 to Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2006)	*

10.39	The Management Performance Bonus Plan, June 2006 (incorporated by reference to Exhibit 10.69 to Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2006)	*

10.40	Form of 2000 Stock Plan Nontransferable Incentive Stock Option Agreement as of October 26, 2006 (incorporated by reference to Exhibit 10.49 to Registrant’s Annual Report on Form 10-K filed on March 14, 2007)	*

10.41	Form of 2000 Stock Plan Nontransferable Non-Incentive Stock Option Agreement as of October 26, 2006 (incorporated by reference to Exhibit 10.50 to Registrant’s Annual Report on Form 10-K filed on March 14, 2007)	*

10.42	Tissue Recovery Agreement between the Company and Community Blood Center d/b/a Community Tissue Services dated March 1, 2006 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2007)	*

10.43	First Amendment to Tissue Recovery Agreement between the Company and Community Blood Center dated February 27, 2007 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2007)	*

10.45	Employment Agreement, dated September 27, 2004, between the Company and Robert Honneffer (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2007)	*

10.46	Second Amendment to Tissue Recovery Agreement between the Company and Community Blood Center dated May 14, 2007 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2007)	*

Exhibit		Page
Number	Description	Number
10.47	Third Amendment to Tissue recovery Agreement between the Company and Community Blood Center dated May 14, 2007 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2007)	*

10.48	Fourth Amendment to Tissue Recovery Agreement between the Company and Community Blood Center dated June 1, 2007 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2007)	*

10.49	2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-145501), filed on August 16, 2007)	*

10.50	Form of 2007 Stock Incentive Plan Restricted Stock Unit Agreement for Employees (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2007)	*

10.51	Form of 2007 Stock Incentive Plan Performance-Based Restricted Stock Unit Agreement for Employees	*

10.52	Resignation Agreement and Release dated April 7, 2008, between Osteotech, Inc. and Richard Russo (incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed April 9, 2008)	*

10.53	Amendment No. 2 to Employment Agreement, effective as of December 31, 2008, between Osteotech, Inc. and Mark H. Burroughs (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed January 7, 2009)	*

10.54	Amendment No. 1 to Employment Agreement, effective as of December 31, 2008, between Osteotech, Inc. and Robert Honneffer (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed January 7, 2009)	*

10.55	Amendment No. 2 to Employment Agreement, effective as of December 31, 2008, between Osteotech, Inc. and Sam Owusu-Akyaw (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed January 7, 2009)	*

10.56	Amendment No. 1 to Employment Agreement, effective as of December 31, 2008, between Osteotech, Inc. and Robert Wynalek (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed January 7, 2009)	*

Exhibit		Page
Number	Description	Number
10.57	Form of Amendment No. 1 to Change in Control Agreement, effective as of December 31, 2008, between Osteotech, Inc. and its Executive Officers (incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K, filed January 7, 2009)	*

21.1	Subsidiaries of the Registrant	+

23.1	Consent of BDO Seidman, LLP	+

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

*	Previously filed; incorporated herein by reference

+	Filed herewith

^	Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 10(iii)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 13, 2009	OSTEOTECH, INC.
	By:	/s/ SAM OWUSU-AKYAW
Sam Owusu-Akyaw
Chief Executive Officer (Principal Executive Officer) and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ KENNETH P. FALLON III Kenneth P. Fallon III	Chairman of the Board of Directors	March 16, 2009

/s/ SAM OWUSU-AKYAW Sam Owusu-Akyaw	President and Chief Executive Officer (Principal Executive Officer) and Director	March 16, 2009

/s/ MARK H. BURROUGHS Mark H. Burroughs	Executive Vice President Chief Financial Officer (Principal Financial Officer)	March 16, 2009

/s/ STEPHEN S. GALLIKER Stephen S. Galliker	Director	March 16, 2009

/s/ CATO T. LAURENCIN Cato T. Laurencin	Director	March 16, 2009

/s/ ROBERT J. PALMISANO Robert J. Palmisano	Director	March 16, 2009

/s/ JAMES M. SHANNON James M. Shannon	Director	March 16, 2009

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
Eatontown, New Jersey
We have audited the accompanying consolidated balance sheets of Osteotech, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Osteotech, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Osteotech Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2009 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Woodbridge, NJ
March 12, 2009

OSTEOTECH, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

December 31,	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$18,823	$22,777
Accounts receivable, net of allowance of $401 in 2008 and $267 in 2007	17,968	19,353
Deferred processing costs	38,715	30,850
Inventories	1,467	1,171
Prepaid expenses and other current assets	3,115	3,957

Total current assets	80,088	78,108

Property, plant and equipment, net	34,005	34,508
Goodwill	1,953	1,953
Other assets	11,069	5,782

Total assets	$127,115	$120,351

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$23,569	$19,364
Current maturities of capital lease obligation	895	807

Total current liabilities	24,464	20,171

Capital lease obligation	13,175	14,069
Other liabilities	6,626	7,083

Total liabilities	44,265	41,323

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.01 par value; 70,000,000 shares authorized at both December 31, 2008 and 2007; 17,979,846 shares and 17,697,539 shares issued at December 31, 2008 and 2007, respectively	180	177
Additional paid-in capital	69,801	68,022
Treasury stock, at cost; 65,190 shares at December 31, 2008	(125)	—
Accumulated other comprehensive income	1,393	1,431
Retained earnings	11,601	9,398

Total stockholders’ equity	82,850	79,028

Total liabilities and stockholders’ equity	$127,115	$120,351

The accompanying notes are an integral part of these consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

For the year ended December 31,	2008	2007	2006

Revenue	$103,814	$104,277	$99,241

Cost of revenue	48,770	50,555	51,439

Gross profit	55,044	53,722	47,802

Marketing, selling and general and administrative expenses	45,032	44,801	40,627
Research and development expenses	7,435	5,658	4,828

	52,467	50,459	45,455

Operating income	2,577	3,263	2,347

Other income (expense):
Interest income	454	1,022	757
Interest expense	(1,526)	(1,610)	(1,671)
Other	961	(1)	416

	(111)	(589)	(498)

Income before income taxes	2,466	2,674	1,849

Income tax expense (benefit)	263	57	(58)

Net income	$2,203	$2,617	$1,907

Earnings per share:
Basic	$.12	$.15	$.11
Diluted	$.12	$.15	$.11

Shares used in computing earnings per share:
Basic	17,833,902	17,538,254	17,298,352
Diluted	18,083,584	17,926,384	17,399,719

The accompanying notes are an integral part of these consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Retained	Stockholders’
For the years ended December 31, 2008, 2007 and 2006	Shares	Amount	Capital	Shares	Amount	Income	Earnings	Equity

Stockholders’ Equity, January 1, 2006	17,259,964	$173	$64,915	—	—	$793	$4,874	$70,755
Net Income							1,907	1,907
Currency translation adjustments						321		321

Total comprehensive income								2,228
Exercise of stock options	109,875	1	436					437
Common Stock issued pursuant to employee stock purchase plan	26,936		119					119
Stock-based compensation expense			314					314

Stockholders’ Equity, December 31, 2006	17,396,775	174	65,784			1,114	6,781	73,853
Net Income							2,617	2,617
Currency translation adjustments						317		317

Total comprehensive income								2,934
Exercise of stock options/vested restricted stock units	279,336	3	1,238					1,241
Common Stock issued pursuant to employee stock purchase plan	21,428		162					162
Stock-based compensation expense			838					838

Stockholders’ Equity, December 31, 2007	17,697,539	177	68,022			1,431	9,398	79,028
Net Income							2,203	2,203
Currency translation adjustments						(38)		(38)

Total comprehensive income								2,165
Exercise of stock options/vested restricted stock units	213,247	2	237					239
Common Stock issued pursuant to employee stock purchase plan	69,060	1	237					238
Purchase of Treasury Stock				65,190	$(125)			(125)
Stock-based compensation expense			1,305					1,305

Stockholders’ Equity. December 31, 2008	17,979,846	$180	$69,801	65,190	$(125)	$1,393	$11,601	$82,850

The accompanying notes are an integral part of these consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

For the year ended December 31,	2008	2007	2006

Cash Flow From Operating Activities
Net income	$2,203	$2,617	$1,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,706	5,396	6,038
Stock-based compensation expense	1,305	838	314
Loss on disposal of assets	398	—	—
Changes in assets and liabilities:
Accounts receivable	1,385	(846)	(3,628)
Deferred processing costs	(12,375)	(2,349)	576
Inventories	(296)	(166)	273
Prepaid expenses and other current assets	(158)	(1,162)	643
Note receivable from patent litigation settlement	1,000	1,000	1,000
Accounts payable and other liabilities	4,205	2,803	(301)

Net cash provided by operating activities	3,373	8,131	6,822

Cash Flow From Investing Activities
Capital expenditures	(5,853)	(3,312)	(2,067)
Other, net	(983)	(739)	(404)

Net cash used in investing activities	(6,836)	(4,051)	(2,471)

Cash Flow From Financing Activities
Purchase of treasury stock	(125)	—	—
Issuance of common stock	477	1,403	556
Principal payments on capital lease obligation	(806)	(727)	(655)

Net cash (used in) provided by financing activities	(454)	676	(99)

Effect of exchange rate changes on cash	(37)	75	210

Net (decrease) increase in cash and cash equivalents	(3,954)	4,831	4,462
Cash and cash equivalents at beginning of year	22,777	17,946	13,484

Cash and cash equivalents at end of year	$18,823	$22,777	$17,946

The accompanying notes are an integral part of these consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
1. DESCRIPTION OF BUSINESS
Osteotech, Inc. (the “Company”) is a leading technology company that develops innovative and efficacious products for regenerative medicine focusing on biologic solutions. The Company is focused on creating innovative technology platforms that will provide a variety of procedural specific biologic products to address the changing needs of orthopedics and healthcare in general.
The business of the Company is to alleviate pain, promote healing and restore function by developing innovative biologic solutions for regenerative medicine. The Company’s goal is to utilize current and future technology platforms to develop tissue forms and products to create procedure specific solutions to repair, replace or heal bone and/or tissue loss caused by trauma, disease or surgical intervention, augment prosthetic implant procedures, facilitate spinal fusion and replace and repair damaged ligaments, tendons and other tissues within the human body. The Company provides biologic solutions to orthopedic, spinal, neurosurgical and oral/maxillofacial surgeons for use in the various surgical procedures.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany transactions and balances are eliminated. The Company has no material interests in variable interest entities.
Use of Estimates
The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include allowances for accounts receivable, the useful lives of capital assets and intangible assets, inventory and deferred processing costs valuation, deferred tax asset valuation, uncertain tax positions and certain accrued and contingent liabilities and the fair value of stock-based compensation.
Revenue Recognition
The Company derives revenue principally from service fees related to the distribution of its tissue grafts and products. Revenue, net of trade discounts and allowances, is recognized once delivery has occurred provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectibility is reasonably assured. Delivery is considered to have occurred when risk of loss has transferred to the Company’s customers, usually upon shipment to such customers, except for the Company’s products maintained as consigned inventory, when delivery is considered to have occurred at the time that the tissue graft or product is consumed by the end user. (See Note 18 for a summary of revenue by segment). Generally, customers are not allowed to return product unless damaged or determined to be unsuitable for a specific procedure and the Company bases its estimate for sales returns upon historical trends and records this amount, as a reduction to revenue when the initial sale is recorded.
The Company recognizes monies received for license fees as other revenue when the Company’s performance under the applicable agreement is substantially complete and collectibility is reasonably assured.

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Cash Equivalents and Short-Term Investments
The Company considers all highly liquid investments with original maturities of three months or less, including the Company’s investment in money market funds, to be cash equivalents. As of December 31, 2008, substantially all of the Company’s cash and cash equivalents was held in money market accounts, which are valued using Level 1 inputs under the guidance of the Financial Accounting Standards Board (“FASB”), Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements (“SFAS No. 157”).” Investments with maturities in excess of three months but less than one year, when purchased, will be classified as short-term investments and are valued in accordance with SFAS No. 157.
Deferred Processing Costs
Deferred processing costs are stated at the lower of cost or market, with cost determined under the first-in, first-out method. Costs related to tissue grafts and processing are deferred until the tissue is released from final quality assurance testing and shipped to customers, except for consigned inventory, whose costs are deferred until the tissue graft is consumed by the end user.
Inventories
Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method. Inventories consist of supplies and raw materials, which principally support the processing of allograft bone tissue, and finished goods, which principally represent synthetic or xenograft products.
Long-Lived Assets
Impairment — The Company continually monitors events and circumstances that could indicate that carrying amounts of long-lived assets, including property, plant, equipment and intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability of long-lived assets, other than goodwill, by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the asset, or discounted estimated future cash flows if fair value is not readily determinable. Goodwill related to the Company’s international unit is tested for impairment, based on discounted cash flows, on an annual basis as of January 1, and between annual tests, including at December 31, 2008, if indictors of potential impairment exist.
The estimates of future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance. Assumptions used in these forecasts are consistent with internal planning. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions.
Property, plant and equipment — Property, plant and equipment, including costs for software developed or obtained for internal use, are stated at cost. Assets under capital leases are recorded at the lower of the fair market value of the asset or the present value of the future minimum lease payments. Assets subject to asset retirement obligations are recorded at cost plus the initial value, or any appropriate revisions thereof, of the asset retirement obligation. Major renewals and betterments are capitalized while maintenance and repairs are expensed as incurred. Interest, if any, is capitalized in connection with the construction of major facilities. The capitalized interest is recorded as part of

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
the underlying assets and is amortized over each respective asset’s estimated useful life. The cost of assets under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. Depreciation is computed on the straight-line method over the following estimated useful lives of the assets:

Capitalized lease and leasehold improvements	10 to 17 years
Machinery and equipment	5 to 10 years
Computer hardware and software	5 years
Office equipment, furniture and fixtures	5 years
Surgical instrumentation	3 years
When depreciable assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the consolidated Statements of Income.
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
Other intangible assets — The Company’s other intangible assets, which principally represent patents and patent applications, are recorded at cost. Patents are amortized over 5 years, their estimated useful life. Patent application costs will commence amortization upon the grant of the patent, or expensed if the application is rejected, withdrawn or abandoned.
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
Grants
As part of the Company’s efforts to foster the development of new technologies, tissue donations and expansion of tissue supply, the Company may, from time-to-time, provide grants to educational and other organizations. Grants are expensed in marketing, selling and general and administrative expenses in the consolidated statements of income when the Company makes a fixed and determinable commitment to fund a specific grant. As of December 31, 2008, the Company does not have any grant commitments.

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Income Taxes
The Company records a provision for income taxes including federal, state and foreign income taxes currently payable and those deferred because of temporary differences in the basis of assets and liabilities between amounts recorded for financial statement and tax purposes. Deferred taxes are calculated using the liability method as required by SFAS No. 109 “Accounting for Income Taxes” (“SFAS No. 109”). A valuation allowance is established, as needed, to reduce the carrying value of net deferred tax assets if realization of such assets is not considered to be “more likely than not.”
As of January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return. Under FIN 48, the tax benefit from an uncertain tax position is to be recognized when it is more likely than not, based on the technical merits of the position, that the position will be sustained on examination by the taxing authorities. Additionally, the amount of the tax benefit to be realized is the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon settlement. If the more likely than not threshold is not met in the period for which a tax position is taken, the Company may subsequently recognize the benefit of that tax position if the tax matter is effectively settled, the statute of limitations expires, or if the more likely than not threshold is met in a subsequent period.
The Company has elected under FIN 48 to continue with the Company’s prior policy to classify interest and penalties related to income taxes as income tax expense in the Company’s financial statements. No interest or penalties have been recognized in the financial statements upon the adoption of FIN 48.
Research and Development
Research and development costs includes compensation related expenses of employees and third-party development costs. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.
Share-Based Awards
The Company recognizes in the consolidated statements of income the grant-date fair value of stock options and other equity-based compensation issued to employees and directors, including employee stock options, restricted stock units (“RSUs”) and certain discounts relating to employee stock purchases under an employee stock purchase plan. The Company expenses share-based awards granted to non-employees.
Since January 1, 2006, except for a minor number of stock options issued in the first half of 2006, valued utilizing the Black-Scholes Model, the Company has granted RSUs as stock- based compensation. The fair value of RSUs granted to employees is determined based on the fair value of the underlying common stock on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service period. The Company also grants performance based RSUs to management employees. The fair value of each performance based RSU is determined on the date of grant based on the Company’s stock price. Over the performance period, the number of shares of stock that are expected to be issued will be adjusted based on the probability of achievement of a performance target and final compensation expense will be recognized based on the ultimate number of shares issued. The fair value of RSUs granted to consultants and others will be determined upon completion of the required service period. The incremental change in fair value of RSUs granted to consultants and others, from the date of

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
grant, is included, as is all share based compensation costs, in marketing, selling and general and administrative expenses in the Company’s consolidated Statements of Incomes.
Share-based compensation expense is determined utilizing the grant date fair value based on awards ultimately expected to vest, and therefore has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates. The Company recognizes the compensation cost of all share-based payment awards on a straight-line basis over the vesting period of the individual award.
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
For the period from January 1, 2006 to November 1, 2007, $5,500 of the indebtedness between the domestic company and a foreign subsidiary was deemed permanent in nature. Because of that designation, during that period, translation gains and losses were not recorded on that indebtedness.
Generally, sales to international stocking distributors are denominated in U.S. dollars. However, in certain instances, the Company invoices in other than U.S. dollars and to a lesser extent, makes purchases denominated in other than U. S. dollars. We, therefore, are exposed to risks of foreign currency fluctuations, which we do not hedge, and are subject to transaction gains and losses, which are recorded as a component of other income in the determination of net income.
For the years ended December 31, 2008, 2007 and 2006, the Company recognized foreign currency gains (losses), of ($6), ($126), and $272, respectively.
Concentrations of Credit Risk
Accounts receivable represents the Company’s principal concentration of credit risk.
The Company provides credit, in the normal course of business, to its clients and customers. In addition, the Company performs on-going evaluations of its clients’ and customers’ financial condition, but generally does not require collateral in support of available credit. The Company maintains an allowance for doubtful accounts and charges actual losses to the allowance when incurred.
The Company sells its products to hospitals in the United States and to stock distributors internationally. Stock distributors primarily in Europe and Asia, in turn sell to hospitals or other medical establishments and, in many instances, individual stocking distributors maintain higher individual balances with longer payment terms. At December 31, 2008 and 2007, international stocking distributors accounted for 30% of our accounts receivable. Loss, termination or changes in financial condition of a distributor, as well as a change in medical reimbursement regimens by foreign governments where our products are sold, along with changes to the U.S. dollar, in international countries where our distributors operate, could have a material adverse effect on our financial condition and results of operations. Except for Musculoskeletal Transplant Foundation (“MTF”), no

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
single customer of the Company accounted for more than 10% of accounts receivable at December 31, 2008.
MTF accounted for 14%, 16% and 20% of consolidated revenue in 2008, 2007 and 2006, respectively, and 12% and 11%, respectively, of consolidated outstanding accounts receivable as of December 31, 2008 and 2007.
Fair Value Measurements
The carrying value of financial instruments, including short-term investments, accounts receivable, notes receivable, accounts payable and other accrued expenses, approximate their fair values due to their short maturities. Short-term investments, when acquired, are designated as available-for-sale, are of investment grade quality securities and are not subject to significant market risk.
Reclassification
Certain reclassifications have been made to the consolidated financial statements for the year ended December 31, 2007 to conform to the classifications used for the year ended December 31, 2008.
3. RECENT ACCOUNTING PRONOUNCEMENTS
Adopted
On January 1, 2008, the Company adopted prospectively, as required, Emerging Issue Task Force (“EITF”) pronouncement “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires capitalization of nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities and recognition of expense as the related goods are delivered or services are rendered.
On January 1, 2008, the Company adopted the effective provisions of SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under a number of other accounting pronouncements that require or permit fair value measurements. Certain provisions of SFAS No. 157, as they relate to non-financial assets and liabilities, are effective for the Company beginning on January 1, 2009.
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
Pending
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS No. 141(R) is effective for the Company beginning January 1, 2009 and applies prospectively to business combinations for which the acquisition date is on or after that date. Under SFAS No. 141(R), among other things, an acquiring entity will generally be required to recognize all the assets acquired and liabilities assumed, acquisition costs will be generally expensed as incurred, noncontrolling interests (formally known as a “minority interest”) will be valued at fair value at the acquisition date, and acquired in-process research and development will be recorded at fair value as an indefinite-lived intangible asset.
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
In December 2007, the EITF issued “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 is effective for the Company beginning January 1, 2009 and requires retrospective application for arrangements existing as of the effective date. EITF 07-1, among other things, defines the meaning of collaborative arrangements and defines how costs incurred and revenues generated should be reported. The effect of adoption of EITF 07-1 on the Company’s financial position and results of operations is not expected to be material.
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

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
4. DEFERRED PROCESSING COSTS
Deferred processing costs consist of the following at December 31:

	2008	2007

Unprocessed donor tissue	$16,922	$14,172
Tissue in process	4,506	4,777
Implantable donor tissue	17,287	11,901

	$38,715	$30,850

Unprocessed donor tissue represents the value of such allograft bone tissue expected to be processed by the Company during the next twelve months. Unprocessed donor tissue expected to be processed in periods subsequent to one year of $7,618 and $3,108 at December 31, 2008 and 2007, respectively, was reflected in other assets.
5. INVENTORIES
Inventories consist of the following at December 31:

	2008	2007

Supplies	$478	$279
Raw materials	533	664
Finished goods	456	228

	$1,467	$1,171

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following at December 31:

	2008	2007

Income tax receivable	$470	$368
Receivable from patent litigation settlement	—	1,000
Other	2,645	2,589

	$3,115	$3,957

The receivable from patent litigation settlement relates to a 2003 settlement of certain patent litigation that was fully collected in 2008.

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following at December 31:

	2008	2007

Property under capital lease	$18,454	$18,564
Machinery and equipment	39,029	38,744
Computer hardware and software	6,803	3,532
Office equipment, furniture and fixtures	6,019	6,128
Surgical instrumentation	2,464	2,441
Leasehold improvements	8,706	7,471
Equipment not placed in service	1,394	1,499

	82,869	78,379
Less accumulated depreciation and amortization	(48,864)	(43,871)

	$34,005	$34,508

Maintenance and repairs expense for the years ended December 31, 2008, 2007 and 2006, was $2,690, $2,298 and $2,125, respectively. Depreciation and amortization expense related to property, plant and equipment, including property under capital lease, for the years ended December 31, 2008, 2007 and 2006 was $5,487, $5,201 and $5,665, respectively.
8. OTHER ASSETS
Other assets consist of the following at December 31:

	2008	2007

Issued patents — at cost	$1,965	$1,773
Less accumulated amortization	(1,579)	(1,419)

	386	354
Patent applications pending	2,292	1,849
Unprocessed donor tissue to be distributed by the Company (expected to be processed after one year)	7,618	3,108
Other	773	471

	$11,069	$5,782

Patent application costs aggregating $67 in 2008 and $197 in 2006 have been charged to marketing, selling and general and administrative expenses in the consolidated statements of income since the related patent applications have been withdrawn or abandoned. Amortization expense for issued patents was $160, $155 and $157 for the years ended December 31, 2008, 2007 and 2006, respectively, and is included in marketing, selling and general and administrative expenses in the consolidated statements of income. Amortization expense for issued patents for the next five years is: $136 in 2009, $121 in 2010, $72 in 2011, $44 in 2012 and $13 in 2013.

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consist of the following at December 31:

	2008	2007

Trade accounts payable	$12,731	$5,586
Accrued tissue recovery fees	4,522	5,828
Accrued compensation	1,162	2,245
Accrued professional fees	907	1,007
Accrued commissions payable to non-employees	1,229	940
Amounts due under retirement/severance agreements	141	798
Asset retirement obligation — current portion	—	701
Other accrued liabilities	2,877	2,259

	$23,569	$19,364

10. LEASING TRANSACTIONS
The Company leases office and production facilities, including the Company’s principal processing facility and executive offices, and equipment under various lease agreements, which have non-cancelable terms expiring at various intervals through August 2025. Most of the leases for office and production facilities include renewal provisions at the Company’s option. Additionally, certain leases contain fair value purchase options.
Future minimum capital and operating lease payments at December 31, 2008 are as follows:

	Capital Lease	Operating Leases

2009	$2,326	$1,547
2010	2,326	1,610
2011	2,326	1,579
2012	1,965	1,504
2013	1,460	1,290
Thereafter	17,033	823

Total minimum lease payments	27,436	$8,353

Less interest portion of payments	(13,366)

Present value of future minimum lease payments	14,070
Less current maturities of capital lease obligation	895

Capital lease obligation	$13,175

The capital lease obligation reported above relates to the Company’s principal processing facility located in Eatontown, New Jersey. This facility, initially built by the Company, was sold in 2005 in a sale and lease back transaction. The lease agreement is for an initial term of 20 years with two five-year renewal options at the Company’s election. The resulting gain of approximately $3,660 from the sale of the facility was deferred and is being amortized in proportion to the amortization of the leased assets. The deferred gain is reflected as a component of other liabilities in the accompanying consolidated balance sheets. Amortization of the deferred gain is included as a component of depreciation and amortization in the consolidated statements of income and was $182, $182, and $184 for the years ended December 31, 2008, 2007 and 2006, respectively.

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Rental expense was $1,344, $1,459 and $1,504 for the years ended December 31, 2008, 2007, and 2006, respectively.
11. ASSET RETIREMENT OBLIGATIONS AND OTHER LIABILITIES
The Company has AROs related to the estimated costs associated with deconstructing the Company’s processing environment and storage facility housed in two leased facilities.
The following table summarizes the changes in the Company’s ARO liability during 2008 and 2007 related to the aforementioned AROs:

	2008	2007

Balance at January 1	$4,429	$4,202
Accretion expense	174	215
Change in estimates	(390)	37
Abandonment payments	(760)	(25)

Balance at December 31	3,453	4,429

Less current asset retirement obligations	—	(701)

Long-term asset retirement obligations at December 31	$3,453	$3,728

At December 31, 2008, the estimated settlement value at the termination of the related capital and operating lease of the ARO related to our processing facility and storage facility is $8,539 and $1,032, respectively.
Other liabilities at December 31, is summarized as follows:

	2008	2007
Deferred gain on the sale of processing facility under capitalized lease	$3,042	$3,222
Amounts due under retirement/severance agreements	131	133

	$3,173	$3,355

12. INCOME TAXES
The income tax expense (benefit) for the year ended December 31 is summarized as follows:

	2008	2007	2006

Current:
Federal	$156	$48	$
Foreign	45	86
State	62	(77)		(58)

Income tax expense (benefit)	$263	$57		$(58)

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Income before income taxes for the year ended December 31 is as follows:

	2008	2007	2006

Income before income taxes:
United States	$1,515	$1,841	$1,790
Foreign	951	833	59

	$2,466	$2,674	$1,849

The difference between the income tax expense and the expected tax that would result from the use of the federal statutory income tax rate is as follows:

	2008	2007	2006

Computed tax at statutory Federal rate	$839	$909	$629
State income taxes, net of Federal benefit	51	(77)	(58)
Previously reserved deferred tax assets	(620)	(621)	(659)
Foreign income taxes	(279)	(197)	(20)
Permanent items	105	(5)	50
Other, including estimates for the effect of uncertain tax positions	167	48	—

Income tax expense (benefit)	$263	$57	$(58)

In 2008 and 2007 the Company, after the application of available net operating loss carryforwards, provided for Federal income taxes based on the alternative minimum tax method, as well as provided a provision for certain state taxes on alternative methods and foreign taxes. In 2008, the Company also recorded a charge related to its assessment of uncertain tax positions mainly as a result of an ongoing Federal tax audit. The carryforwards utilized for Federal, state and foreign purposes carried full valuation allowances. The Company’s state income tax benefit in 2007 was primarily due to the reversal of certain domestic state tax reserves and the filing for a state tax refund related to a prior year, partially offset by a provision for minimum state taxes in certain jurisdictions.
In 2006, the Company provided an income tax benefit primarily due to the reversal of certain domestic state tax reserves, which were no longer required, and partially offset by provisions for 2006 minimum state income taxes. No provision for Federal or foreign taxes was recorded due to the availability of prior year net operating loss carryforwards, which carry a full valuation allowance, or due to the valuation allowances established for future tax benefits resulting from taxable losses.

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
The components of the deferred tax assets and deferred tax liabilities at December 31 are as follows:

	2008	2007

Deferred Tax Assets:
Net operating loss carry forwards:
Federal	$2,740	$3,669
Foreign	337	166
State	1,363	2,860
Tax credits:
Federal	571	188
State	862	791
Inventory reserves	632	814
Asset retirement obligation	488	824
Deferred gain on the sale of facility	1,216	1,418
Stock based compensation	484	272
Other	1,535	1,197

	10,228	12,199
Deferred tax assets
Valuation allowance	(7,849)	(9,786)

Net deferred tax assets	2,379	2,413

Deferred Tax Liabilities:
Depreciation	2,217	2,338
Other	162	75

Deferred tax liabilities	2,379	2,413

Net deferred taxes	$—	$—

In 2008 and 2007, the Company evaluated the continuing need for valuation allowances for its domestic and foreign deferred tax assets in accordance with the provisions of SFAS No. 109, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. The Company has determined, based on its assessment, that there is not sufficient positive evidence to support the reversal of such valuation allowances. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support the reversal of the valuation allowances. The Company evaluates its position with respect to the valuation allowance each quarter by taking into consideration numerous factors, including, but not limited to: past, present and forecasted results; the impact in each jurisdiction of operation activities; and the anticipated effects of the Company’s strategic plan.
At December 31, 2008, the Company had aggregate federal net operating loss carryforwards and federal research and development and alternative minimum tax credits of $17,084 and $693, respectively, which expire in varying amounts beginning in 2025 through 2027. At December 31, 2008, the Company had state net operating loss carryforwards of $25,789. State net operating loss carryforwards, which primarily offset New Jersey taxable income, expire in varying amounts beginning in 2009 through 2013. In addition, the Company had state research and development, manufacturing and other credits of $994 primarily to offset New Jersey income taxes, which expire in varying amounts beginning in 2009 through 2014. Foreign net operating loss carryforwards aggregate $1,011 and expire in varying amounts beginning in 2010.
The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2003 through 2008 tax years generally remain subject to examination by Federal, foreign and most state authorities including, but not limited to, the United States, France, Bulgaria and the State of New Jersey. The Company’s 2003 through 2005 Federal tax returns are currently

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
under examination by the Internal Revenue Service (“IRS”) and the State of New Jersey is examining certain of the Company’s 2003 to 2007 state tax filings. The Company has recently been advised of an audit of its 2006 and 2007 tax filings by its French subsidiary.
The Company has reached a tentative agreement with the IRS regarding the above audit which is subject to review and approval by the Joint Committee on Taxation. Under the tentative settlement, the Company owes no additional tax and the aggregate amount of the Company’s available Federal net operating loss carryforwards will not be materially impacted although certain research and development credit carryforwards will be eliminated. Any remaining items disallowed would be deductible in future periods. Until such time as Joint Committee on Taxation approval is received, the IRS examination will not be effectively settled for financial reporting purposes.
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
A reconciliation of the beginning and ending amount of UTBs is as follows:

	2008	2007

Balance at January 1	$(3,672)	$(848)
Additions related to tax positions of:
prior years	(973)	(2,767)
current year	—	(57)
Reductions for tax positions of prior years	671	—

Balance at December 31	$(3,974)	$(3,672)

At December 31, 2008 and 2007, the reduction in net Federal, state and foreign deferred tax assets as a result of UTBs was offset by a similar change in the related valuation allowance.
It is expected that the amount of UTBs will change in the next twelve months due to the Company’s filing of amended Federal and state tax returns, expiring statutes of limitation and audit activity; however, the Company does not anticipate the change to be significant.
13. COMMITMENTS AND CONTINGENCIES
Processing and Tissue Supply Agreements
The Company entered into a five-year agreement with Community Tissue Services, (“CTS”) in February 2006, which was subsequently amended several times. Pursuant to the agreement, CTS will recover donors, evaluate donor eligibility and supply us with cortical shafts from a minimum number of donors per month, as well as provide whole donors and other select tissues. Under the terms of the agreement, the Company may request to receive allograft bone tissue in excess of the contractual minimum, which CTS may supply if such additional tissue is available. The agreement will automatically renew for successive two-year terms unless either party notifies the other parting in writing six months prior to the renewal date. The Company expects to reimburse CTS approximately $7,500 annually for their donor recovery and donor eligibility services related to the cortical shafts,

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
whole donors and other tissues that the Company expects to receive. In September 2007, we entered into a new five-year agreement with LifeNet Health, Inc. (“LifeNet”). Pursuant to this agreement, LifeNet will supply us with cortical shafts and other select tissues from a minimum number of donors each month. This agreement will automatically renew for successive two-year terms unless either party notifies the other party in writing six months prior to the renewal date. The Company expects to reimburse LifeNet approximately $2,000 annually for their donor recovery and donor eligibility services related to the cortical shafts and other tissues that we expect to receive.
Prior to the termination of the Company’s two agreements with MTF effective December 31, 2008, MTF was the major provider of allograft bone tissue to the Company in 2008, 2007 and 2006.
Other Contingencies
In December 2008, the Company was advised that during a November 2008 inspection of donor recovery sites in Bulgaria by the French regulatory agency Afssaps, deficiencies were identified. As a precautionary measure, the Company has temporarily suspended the distribution of allograft tissue grafts processed from tissue recovered by our subsidiary, TB OsteoCentre Bulgaria EAD (“OCBG”). In addition, in cooperation with Afssaps, the Company recalled 37 unused OCBG related tissue grafts previously distributed in France. These actions are not due to product contamination or to any deficiencies with the tissue grafts. OCBG related allograft tissue grafts are not distributed in the United States. The Company continues to work with Afssaps and other international regulatory bodies in order for the Company to resolve the deficiencies noted and lift our self-imposed suspension of shipments. The Company believes it will be able to successfully resolve these matters and lift the suspension although no assurance can be given that the Company will be successful in the Company’s efforts. At December 31, 2008, the Company had approximately $5.1 million in tissue product subject to our self-imposed suspension of shipments. In the Company’s opinion, the actions of Afssaps will not have a material impact on the Company’s long-term results of operations or financial position.
Litigation
Osteotech v. Regeneration Technologies, Inc.
In September 2006, the Company filed a complaint against Regeneration Technologies, Inc. (now RTI Biologics, Inc. or “RTI”) in the United States District Court for the District of New Jersey, alleging that RTI’s BioCleanse® Tissue Sterilization Process infringes the Company’s U.S. Patent No. 5,333,626. The Company served the complaint on November 16, 2006. RTI filed an Answer and Counterclaim on January 5, 2007, denying infringement, and seeking a declaratory judgment that the Company’s patent is not infringed, is invalid, and is unenforceable due to laches, waiver, and/or estoppel. The Company filed a Reply on January 23, 2007, denying the allegations in RTI’s Counterclaim. The Court subsequently granted the Company leave to amend its complaint to allege that RTI’s BioCleanse® process also infringes the Company’s U.S. Patent No. 5,513,662, which is related to its U.S. Patent No. 5,333,626. On January 22, 2009, the Court permitted RTI to file an amended answer and counterclaim, by which RTI seeks a declaratory judgment on the grounds listed above with respect to both patents, and also alleges that the lawyers and inventors who prosecuted the two patents-in-suit engaged in inequitable conduct in the Patent Office. The Company filed a Reply to RTI’s counterclaim, denying RTI’s allegations. The Company seeks injunctive relief and damages in an amount to be determined. This case is in the discovery phase. The Company has filed a motion for summary judgment of literal infringement of both patents and RTI has cross-moved for summary judgment of no infringement for both patents.

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
ReSource Tissue Bank v. OST Developpement SA
On August 8, 2007, ReSource Tissue Bank, filed a lawsuit against OST Developpement SA (“OST”), a wholly owned subsidiary of the Company, before the Commercial Court of Clermond-Ferrand, France, claiming damages arising from OST’s allegedly unlawful termination of its exclusive distribution agreement. The complaint requests that the Court declare that OST breached the agreement by unilaterally and abusively terminating the agreement, and requests the Court to order OST to pay the plaintiff damages totaling 3,329 euros ($4,634) consisting of (i) 374 euros ($521) for reimbursement of marketing expenses (ii) 2,398 euros ($3,337) for lost profits for the remainder of the normal term of the agreement, (iii) 550 euros ($766) for damage to the distributor’s loss of commercial reputation, and (iv) 7 euros ($10) in legal costs. Additionally, the complaint requests that the Court order OST to repurchase the former distributor’s remaining inventory of products purchased from OST for a purchase price of 90 euros ($125). OST substantively responded to the complaint at a December 2008 hearing. The Court has scheduled a hearing for early 2009 at which time RTB will need to file its reply or seek additional time to respond.
The Company believes the claims made against OST in this case are without merit and intends to vigorously defend itself in this action.
During 2008, the Company settled several litigation matters with prejudice resulting in no material settlement payments by the Company or impact on the operations of the Company. Other than the foregoing matters, the Company is not a party to any material pending legal proceedings.
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
14. STOCKHOLDERS’ EQUITY
Stock Compensation Plans
The Company has two active stock compensation plans: the 2007 Stock Incentive Plan (“the 2007 Plan”) and the 2000 Stock Plan (“the 2000 Plan”). The 1991 Stock Option Plan and 1991 Independent Directors Stock Options Plan have expired, except to the extent that options issued under these plans continue to remain outstanding.
The 2007 Plan and the 2000 Plan, as amended, authorize the grant of up to 1,400,000 and 2,250,000 shares, respectively, of the Company’s common stock in the form of incentive or non-qualified stock options, stock appreciation rights and stock awards, including restricted stock, deferred stock, restricted stock units (“RSUs”), performance shares, phantom stock and similar types of awards. The vesting term of options issued during the year ended December 31, 2006 had ratable vesting over four years and vesting terms of RSUs issued in the years ended December 31, 2008, 2007 and 2006 had ratable vesting over six months to four years.
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
Share-Based Awards
For the years ended December 31, 2008, 2007 and 2006, we recognized compensation expense as marketing, selling and general and administrative expenses in the consolidated statements of income of $1,701, $878 and $314, respectively. In 2008 and 2007, upon the vesting of certain previously issued RSU awards, the Company exercised its right to retain a portion of the shares of common stock to be issued under such RSU awards in consideration of the employment taxes due by the employee upon vesting. The shares retained by the Company were returned as available shares in accordance with provisions of the stock plans. As a result, the Company funded the employment taxes, which in 2008 and 2007 were $396 and $40, respectively. Non-cash compensation expense for the years ended December 31, 2007 and 2006 resulted in no tax benefit to the Company as a result of the Company’s providing a full valuation reserve on all deferred tax assets. At December 31, 2008, the unrecorded non-cash fair value based compensation expense with respect to nonvested share-based awards was $3,073 and the weighted average period over which that compensation will be charged to operations is 1.7 years.
Share-based compensation expense recognized in our consolidated statement of operations for the years ended December 31, 2008, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006, as well as compensation expense for the share-based payment awards granted subsequent to January 1, 2006.
At the adoption of SFAS No. 123(R), “Share Based Payment” (SFAS 123(R)) effective January 1, 2006, the Company estimated the value of an additional paid-in capital pool for tax impacts related to employee share-based compensation awards to be approximately $4,000. Although not recorded in the financial statements, this pool (a hypothetical credit in paid-in capital) can be utilized to charge tax expense (recorded as deferred tax assets) which are ultimately not realizable when stock options are exercised or expire. As the Company presently has valuation allowances related to its deferred tax assets, the use of the hypothetical pool could not occur until such valuation reserve has been eliminated.

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Stock option activity for the years 2008, 2007 and 2006 is as follows:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at January 1,	1,764,762	$8.51	2,587,125	$8.35	2,937,062	$8.03
Granted	—	—	—	—	45,000	5.02
Exercised	(53,750)	4.39	(221,938)	5.59	(109,875)	3.97
Cancelled or expired	(320,050)	13.94	(600,425)	8.91	(285,062)	6.12

Outstanding at December 31,	1,390,962	$7.42	1,764,762	$8.51	2,587,125	$8.35

Exercisable at December 31,	1,369,712	$7.47	1,728,512	$8.60	2,504,625	$8.48

The following table summarizes information concerning nonvested option transactions for the year ended December 31, 2008:

		Weighted Average
		Grant Date
		Fair Value
Nonvested Options	Shares	Per Share

Nonvested at January 1, 2007	36,250	$2.80
Vested	(15,000)	$2.80

Nonvested at December 31, 2008	21,250	$2.80

At December 31, 2008, there were no in the money options outstanding and options exercisable had no intrinsic value. The weighted average remaining contractual term of options outstanding and options exercisable at December 31, 2008 was 4.2 years and 4.3 years, respectively. The intrinsic value of options exercised for the years ended December 31, 2008, 2007 and 2006, was $46, $356 and $110, respectively. The fair value of options vested for the years ended December 31, 2008, 2007 and 2006, was $42, $61 and $242, respectively.
The following table summarizes information concerning RSU transactions for the years indicated:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
	Restricted	Exercise	Restricted	Exercise	Restricted	Exercise
	Stock Units	Price	Stock Units	Price	Stock Units	Price

Nonvested at January 1	775,242	$7.15	119,900	$4.85	—	—
Granted	423,946	2.85	764,850	7.28	124,900	$4.81
Vested	(238,487)	7.11	(62,608)	4.68	—	—
Forfeited	(170,038)	7.03	(46,900)	6.91	(5,000)	3.93

Nonvested at December 31	790,663	$4.88	775,242	$7.15	119,900	$4.85

At December 31, 2008, 1,021,292 shares of the Company’s common stock are available for future issuance under the Company’s two active stock compensation plans.

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Preferred Stock
The authorized capital of the Company includes 5,000,000 shares of Preferred Stock, the rights and provisions of which will be determined by the Board of Directors at the time any such shares are issued, if at all. No shares of Preferred Stock were issued or outstanding at any time during 2008, 2007 or 2006.
Stock Purchase Plan
The Company’s Employee Stock Purchase Plan (the “1994 Purchase Plan”) provides for the issuance of up to 575,000 shares of Common Stock. Eligible employees may purchase shares of the Company’s Common Stock through payroll deductions of 1% to 7 1/2% of annual compensation. The purchase price for the stock is 85% of the fair market value of the stock on the last day of each calendar quarter. The 1994 Purchase Plan expires on July 1, 2009. At December 31, 2008, 13,584 shares were available for future offerings under this plan. Non-cash compensation expense related to the issuance of shares under this plan was not material to the consolidated statements of income.
Stock Repurchase Program
In December 2008, the Company’s Board of Directors authorized a stock repurchase program under which up to $5.0 million of the Company’s common stock may be acquired. Stock repurchases may be executed from time to time at current market prices through open-market and privately negotiated transactions in such amounts as management deems appropriate. The final number of shares repurchased will depend on a variety of factors including the level of the Company’s cash and cash equivalents, price, corporate and regulatory requirements and other market conditions. The repurchase program may be terminated at any time without prior notice. At December 31, 2008, the Company had acquired 65,190 shares of its common stock at an aggregate cost of $125.
Stockholder Rights Agreement
In May 2005, the Executive Committee of the Board of Directors approved the execution of an amended and restated rights agreement (the “Amended and Restated Rights Agreement”), which amended and restated the rights agreement, dated as of February 1, 1996, between the Company and Registrar and Transfer Company, as rights agent, as amended by Amendment No. 1 thereto dated March 25, 1999 (the “Original Rights Agreement”). The Original Rights Agreement granted a dividend of one preferred stock purchase right (the “Right”) for each outstanding share of common stock. The Amended and Restated Rights Agreement eliminated the provisions in the Original Rights Agreement that limited the authority of the Board of Directors to take action under certain circumstances, unless such actions were approved by the Continuing Directors, as such term was defined in the Original Rights Agreement. Upon the occurrence of certain events, each Right entitles the stockholder to purchase from the Company one one-hundredth of a preferred share at a price of $170.00 per one one-hundredth of a preferred share, subject to adjustment. The Rights will not be exercisable or separable from the common shares until ten business days after a person or group acquires or tenders for 20% or more of the Company’s outstanding common shares (“triggering event”). The Amended and Restated Rights Agreement also provides that, after a triggering event occurs, the Rights convert into a Right to buy common stock and entitle its holder to receive upon exercise that number of shares of common stock having a market value of two times the exercise price of the Right. In the event the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to receive upon exercise of the Right, at the Right’s then current exercise price, that number of the acquiring company’s common shares having a market value of two times the exercise price of the Right. The Company is entitled to redeem the Rights at a price

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
of $.01 per Right at any time prior to their becoming exercisable, and the Rights expire on March 31, 2009. The Amended and Restated Rights Agreement was adopted to maximize the value of all stockholders’ ownership interest in the Company by establishing a deterrent to abusive takeover tactics sometimes used in challenges for corporate control.
15. OTHER INCOME (EXPENSE)
The following table summarizes information concerning miscellaneous other income and expense for the years ended December 31:

	2008	2007	2006

Foreign exchange gain/(loss)	$(6)	$(126)	$272
Litigation settlement	$1,000
Contingent consideration proceeds		125	125
Other	(33)		19

Other	$961	$(1)	$416

In May, 2008, the Company reached a settlement in certain litigation in the net amount of $1,000, which amount has been fully paid to the Company and included in the results of operations for the year ended December 31, 2008.
During 2007 and 2006, the Company received $125 as a contingent consideration payment from the sale of a foreign operation in 2002.
16. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2008	2007	2006

Cash paid during the year for taxes	$337	$112	$106
Cash paid during the year for interest	$1,517	$1,612	$1,671
Noncash financing and investing activities:
Asset retirement obligation	$(451)	$(252)	$(81)

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
17. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:

	Year Ended
	2008	2007	2006

Net income available to common stockholders	$2,203	$2,617	$1,907

Denominator for basic earnings per share, weighted average common shares outstanding	17,833,902	17,538,254	17,298,352
Effect of dilutive securities after application of treasury stock method:
Restricted stock units	182,684	41,769	24,763
Stock options	66,998	346,361	76,604

Denominator for diluted income per share	18,083,584	17,926,384	17,399,719

Basic earnings per share	$.12	$.15	$.11

Diluted earnings per share	$.12	$.15	$.11

For 2008, 2007 and 2006, outstanding options to purchase 972,887, 643,200 and 2,072,175 shares, respectively, of common stock were not included in the computation of diluted earnings per share primarily because the options’ exercise prices were greater than the average market price of the common stock and, therefore, the effect would be antidilutive.
18. OPERATING SEGMENTS
The Company has four primary product line business segments. the DBM Segment, the Hybrid/Synthetic Segment, the Traditional Tissue Segment and the Client Services Segment. The DBM Segment engages in the processing and marketing of Grafton® and private label DBMs. The Hybrid/Synthetic Segment engages in the processing and marketing of biocomposite and synthetic material products. The Traditional Tissue Segment engages in the processing of mineralized weight-bearing allograft bone tissue. The Client Services Segment processes allograft bone tissue for our clients. Any product or other revenue not falling within a primary product line segment are aggregated under the category “Other.” Product segment operating income is comprised of segment revenues less; material and productions cost and, selling and marketing expenses. General and administrative and research and development expense are not allocated to product line segments. The Company does not generate information about assets for its operating segments, and accordingly no asset information is presented.

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Summarized financial information concerning the Company’s operating segments is shown in the following table.

	Year Ended December 31,
	2008	2007	2006

Revenue:
DBM	$61,961	$65,794	$57,493
Hybrid/Synthetic	3,087	1,760	1,270
Traditional Tissue	20,258	17,623	16,955
Spinal Allografts	8,499	10,739	13,795
Client Services	8,201	7,621	9,128
Other	1,808	740	600

	$103,814	$104,277	$99,241

Operating income (loss):
DBM	$18,902	$20,105	$16,305
Hybrid/Synthetic	5	277	(717)
Traditional Tissue	3,666	2,470	5,888
Spinal Allografts	286	1,941	1,819
Client Services	4,454	5,744	4,240
Other	1,265	334	45
Corporate	(26,001)	(27,608)	(25,233)

	$2,577	$3,263	$2,347

Depreciation and amortization:
DBM	$2,574	$2,483	$3,270
Hybrid/Synthetic	300	92	64
Traditional Tissue	1,007	1,026	417
Spinal Allografts	371	763	579
Client Services	516	320	502
Other	50	10	41
Corporate	888	702	1,165

	$5,706	$5,396	$6,038

Financial information by geographic area is summarized as follows:

	United States	International	Consolidated

Revenues 2008	$82,459	$21,355	$103,814
2007	$85,682	$18,595	$104,277
2006	$82,587	$16,654	$99,241
Long-lived Assets
2008	$33,547	$458	$34,005
2007	$33,778	$730	$34,508
2006	$35,342	$998	$36,340
In 2008, 2007 and 2006, no revenue from any one country, other than the United States, exceeded 10% of consolidated revenues.

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
19. RETIREMENT BENEFITS
The Company has a 401(k) plan which covers substantially all full time U.S. employees. The Company contributes an amount equal to 25% of each participant’s contribution, subject to certain limitations. A participant’s contribution may not exceed the maximum allowed by the Internal Revenue Code. Provisions of the plan include graduated vesting over five years from date of employment. Total Company contributions for the years ended December 31, 2008, 2007, and 2006 were $284, $249 and $248, respectively.
The Company does not maintain any other pension or post retirement plans.
20. QUARTERLY FINANCIAL DATA (unaudited)
The following is a summary of the unaudited quarterly results for the years ended December 31, 2008 and 2007:

	Quarter Ended
2008	March 31(3)	June 30(1)	September 30	December 31(2)

Revenues	$27,631	$27,553	$24,063	$24,567
Gross profit	14,242	14,502	12,881	13,419
Net income (loss)	$808	$1,746	$58	$(409)
Earnings (loss) per share:
Basic	$.05	$.10	—	$(.02)
Diluted	$.05	$.10	—	$(.02)

	Quarter Ended
2007	March 31(3)	June 30	September 30	December 31

Revenues	$25,217	$26,470	$25,651	$26,939
Gross profit	12,317	12,403	14,208	14,407
Net income (loss)	$(648)	$855	1,604	806
Earnings (loss) per share:
Basic	$(.04)	$.05	$.09	$.05
Diluted	$(.04)	$.05	$.09	$.04

(1)	Includes $1,000 in income related to a litigation settlement.

(2)	Includes $500 in license fee revenue.

(3)	Reflects $1,000 is expense related to a litigation settlement and $125 in income from a contingent consolidation payment from the sale of a foreign operation in 2002.

SCHEDULE II
OSTEOTECH, INC. and SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance At	Additions					Balance At
	Beginning	Charged To	Charged				End
	Of Period	Expenses	To Other		Deductions		Of Period

For the year ended December 31, 2008:
Allowance for doubtful accounts — current	$267	$97	$37	(a)			$401
Allowance for doubtful accounts — long term	$292	$20					$312
Valuation allowance for deferred tax asset	$9,786				$(1,937	)(c)	$7,849
Valuation allowance for inventory and deferred processing costs	$1,959	(374)			(525)		$1,060

For the year ended December 31, 2007:
Allowance for doubtful accounts — current	$488	$129	$6	(a)	$(356	)(b)	$267
Allowance for doubtful accounts — long term	$728	$126	$46	(a)	(608	)(b)	$292
Valuation allowance for deferred tax asset	$11,270				$(1,484	)(c)	$9,786
Valuation allowance for inventory and deferred processing costs	$2,844	$1,569			$(2,454)		$1,959

For the year ended December 31, 2006:
Allowance for doubtful accounts — current	$1,131	$82	$11	(a)	$(736	)(b)	$488
Allowance for doubtful accounts — long term	$557	$102	$69	(a)			$728
Valuation allowance for deferred tax asset	$13,782				$(2,512	)(d)	$11,270
Valuation allowance for inventory and deferred processing costs	$4,173	$661			$(1,990)		$2,844

(a)	Represents foreign currency translation adjustments.

(b)	Represents the write-off of accounts receivable.

(c)	Primarily represents reduction in valuation allowances.

(d)	Primarily represents the write-off of foreign net operating loss carryforwards.

(e)	Represents the tax effect of temporary differences.

S-1

EXHIBIT INDEX

Exhibit		Page
Number	Description	Number

21.1	Subsidiaries of Registrant	*

23.1	Consent of Independent Registered Public Accounting Firm – BDO Seidman, LLP	*

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith.