Form 10-Q
period 2009-03-31
OSTEOTECH INC
filed 2009-05-07
CIK 874734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $.01 par value, outstanding as of May 4, 2009 was 18,000,532.

OSTEOTECH, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
OSTEOTECH, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,697	$18,823
Accounts receivable, net of allowance of $398 in 2009 and $401 in 2008	20,815	17,968
Deferred processing costs	42,689	38,715
Inventories	1,970	1,467
Prepaid expenses and other current assets	2,051	3,115

Total current assets	81,222	80,088
Property, plant and equipment, net	33,128	34,005
Other assets	11,710	13,022

Total assets	$126,060	$127,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$24,192	$23,569
Current maturities of capital lease obligation	919	895

Total current liabilities	25,111	24,464
Capital lease obligation	12,936	13,175
Other liabilities	6,708	6,626

Total liabilities	44,755	44,265

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.01 par value; 70,000,000 shares authorized; issued 17,999,301 shares in 2009 and 17,979,846 shares in 2008	180	180
Additional paid-in capital	70,268	69,801
Treasury stock, at cost; 115,670 shares in 2009 and 65,190 shares in 2008	(227)	(125)
Accumulated other comprehensive income	1,279	1,393
Retained earnings	9,805	11,601

Total stockholders’ equity	81,305	82,850

Total liabilities and stockholders’ equity	$126,060	$127,115

See accompanying notes to condensed consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008

Revenue	$23,931	$27,631

Cost of revenue	11,964	13,389

Gross profit	11,967	14,242

Marketing, selling and general and administrative	11,618	11,680
Research and development	1,653	1,760

	13,271	13,440

Operating income (loss)	(1,304)	802

Other income (expense):
Interest income	16	179
Interest expense	(370)	(391)
Other	(83)	278

	(437)	66

Income (loss) before income taxes	(1,741)	868

Income tax provision	55	60

Net income (loss)	$(1,796)	$808

Earnings (loss) per share:
Basic	$(.10)	$.05
Diluted	$(.10)	$.05
Shares used in computing earnings (loss) per share:
Basic	17,874,236	17,716,902
Diluted	17,874,236	17,906,646

See accompanying notes to condensed consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash Flow From Operating Activities
Net income (loss)	$(1,796)	$808
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,566	1,343
Stock-based compensation expense	407	506
Changes in current assets and liabilities:
Accounts receivable	(2,847)	(1,922)
Deferred processing costs	(2,495)	(944)
Inventories	(503)	(74)
Prepaid expenses and other current assets	1,064	643
Accounts payable and other liabilities	623	(677)

Net cash used in operating activities	(3,981)	(317)

Cash Flow From Investing Activities
Capital expenditures	(635)	(1,376)
Other, net	(182)	26

Net cash used in investing activities	(817)	(1,350)

Cash Flow From Financing Activities
Purchase of treasury stock	(102)	—
Proceeds from issuance of common stock	47	295
Principal payments on capital lease obligation	(215)	(194)

Net cash provided by (used in) financing activities	(270)	101

Effect of exchange rate changes on cash	(58)	53

Net decrease in cash and cash equivalents	(5,126)	(1,513)
Cash and cash equivalents at beginning of period	18,823	22,777

Cash and cash equivalents at end of period	$13,697	$21,264

Supplementary cash flow data:
Cash paid during the period for interest	$382	$388
Cash (refunded) paid during the period for taxes	$(149)	$152

See accompanying notes to condensed consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
1. Basis of Presentation
General
The accompanying condensed consolidated financial statements included herein, other than the condensed consolidated balance sheet at December 31, 2008, which has been derived from the audited balance sheet, are unaudited and reflect all adjustments (consisting only of normal recurring accruals) considered necessary by management for a fair statement of financial position as of March 31, 2009 and the results of operations and cash flows for each of the three months ended March 31, 2009 and 2008. The results of operations and cash flows for the respective interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts within the condensed consolidated financial statements have been reclassified to conform to the 2009 presentation. The condensed consolidated financial statement should be read in conjunction with the audited consolidated financial statements, which were included as part of Osteotech, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2008.
Recent Accounting Pronouncements
Except as noted below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2009. Reference should be made to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, that are of significance, or potential significance, to us.
Adopted
Effective January 1, 2009, the Company adopted the Financial Accounting Standards Board (FASB) issued Staff Position (“FSP”) FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Account Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). FSP No. 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R), Business Combinations. FSP No. 142-3 also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have any impact on the Company’s consolidated results of operations or financial condition.
Effective January 1, 2009, the Company adopted FASB FSP No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-2 delayed the effective date of SFAS No. SFAS 157, Fair Value Measurements (“SFAS No. 157”) for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The adoption of SFAS No. 157 to non-financial assets and liabilities did not have a significant impact on the Company’s consolidated financial statements.
Pending
In April 2009, the FASB issued the following new accounting standards:
i.)
FSP No. 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, (“FSP No. 157-4”) provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. FSP No. 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
ii.)
FSP No. 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2, FAS 124-2,and EITF 99-20-2”) provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. FSP 115-2, FAS 124-2, and EITF 99-20-2 applies to investments in debt securities, which the Company presently does not have.

iii.)
FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”) amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP No. FAS 107-1 and APB28-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial results, financial position and financial statement disclosures.

These standards are effective for periods ending after June 15, 2009. We are evaluating the impact that these standards will have on our financial statements.
2. Deferred Processing Costs
Deferred processing costs consist of the following:

	March 31,	December 31,
	2009	2008
Unprocessed donor tissue	$22,570	$16,922
Tissue in process	6,057	4,506
Implantable donor tissue	14,062	17,287

	$42,689	$38,715

Unprocessed donor tissue represents the value of such allograft bone tissue expected to be processed by the Company during the next twelve months. Unprocessed donor tissue expected to be processed in periods subsequent to one year of $6,139 and $7,618 at March 31, 2009 and December 31, 2008, respectively, are reflected in other assets.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
3. Inventories
Inventories consist of the following:

	March 31,	December 31,
	2009	2008
Supplies	$504	$478
Raw materials	860	533
Finished goods	606	456

	$1,907	$1,467

4. Shareholders’ Equity
Stock Compensation Plans
The Company’s stock compensation plans authorize the grant of incentive and non-qualified share based equity awards to eligible employees, directors, consultants and others with a business relationship with the Company. Incentive stock options may be granted at prices not less than 100% of the fair market value on the date of the grant. Other share-based equity awards may be granted at the discretion of the Compensation Committee of the Board of Directors under terms and conditions as determined by the Compensation Committee.
The following table details certain information concerning the Company’s restricted stock units (“RSUs”) and stock options:

	RSUs		Options
					Weighted-
					Average
		Weighted-		Weighted-	Remaining
		Average		Average	Contractual
	Number of	Grant Date	Number of	Exercise	Term
	Shares	Fair Value	Shares	Price	(Years)
Outstanding, January 1, 2009	790,663	$4.88	1,390,962	$7.42
Granted	80,328	$3.00	—	—
Vested RSUs or exercised options	(8,187)	$5.96	—	—
Forfeited, cancelled or expired	(11,535)	$4.22	(19,000)	$4.80

Outstanding, March 31, 2009	851,269	$4.51	1,371,962	$7.46	4.2

Options exercisable			1,350,712	$7.51	4.2

Share-based compensation, included in selling, marketing and general and administrative expenses, of $426 and $512 for the three months ended March 31, 2009 and 2008, respectively, resulted in no tax benefit to the Company as a result of the Company providing a full valuation reserve on all deferred tax assets. For vesting RSUs, the Company, at its option, withholds shares equal to the employees tax liability and, as a result, the Company effectively pays the tax on its employees’ behalf.
At March 31, 2009, the unrecorded non-cash fair value based compensation expense with respect to nonvested share-based awards was $2,338 and the weighted average period over which that compensation will be charged to operations is 1.5 years.
Shares of common stock available for future issuance under stock compensation plans were 973,815 at March 31, 2009.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
Stock Repurchase Program
In December 2008, the Company’s Board of Directors authorized a stock repurchase program under which up to $5.0 million of the Company’s common stock may be acquired. Stock repurchases may be executed from time to time at current market prices through open-market and privately negotiated transactions in such amounts as management deems appropriate. The final number of shares repurchased will depend on a variety of factors including the level of the Company’s cash and cash equivalents, price, corporate and regulatory requirements and other market conditions. The repurchase program may be terminated at any time without prior notice. Through March 31, 2009, the Company had acquired 115,670 shares of its common stock at an aggregate cost of $227.
5. Income Taxes
For the three months ended March 31, 2009 and 2008, the Company, after the application of available net operating loss carryforwards, provided for Federal taxes based on the alternative minimum tax method, as well as recorded a provision for certain minimum state taxes. The Company continues not to recognize any Federal, state and certain foreign tax benefits, which were subject to full valuation allowances in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). The Company intends to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of a valuation allowance that the Company has established. The Company evaluates its position with respect to the valuation allowances each quarter by taking into consideration numerous factors, including, but not limited to: past, present and forecasted results; the impact in each jurisdiction of operating activities; and the anticipated effects of the Company’s strategic plan.
The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2003 through 2007 tax years generally remain subject to examination by Federal, foreign and most state authorities including, but not limited to, the United States, France, Bulgaria and the State of New Jersey. The Company’s 2003 through 2004 Federal tax returns are currently under examination by the U.S. Internal Revenue Service (“IRS”). The State of New Jersey is examining certain of the Company’s 2003 and 2007 state tax filings and an audit of the 2006 and 2007 tax filings by the Company’s French subsidiary has recently commenced.
The Company has reached a tentative agreement with the IRS regarding the audit of the Company’s Federal tax returns, which is subject to review and approval by the Joint Committee on Taxation. Under the tentative settlement, the Company owes no additional tax and the aggregate amount of the Company’s available Federal net operating loss carryforwards will not be materially impacted although certain research and development credit carryforwards will be eliminated. Any remaining items disallowed would be deductible in future periods. Until such time as Joint Committee on Taxation approval is received, the IRS examination will not be closed or effectively settled for financial reporting purposes.
The components of the Company’s unrecognized tax benefits (“UTBs”) are substantially comprised of deferred tax assets which are subject to a full valuation allowance. To the extent the Company prevails in matters for which either a receivable or a liability for a UTB has been established or is required to pay an amount or utilize net operating losses (“NOLs”) to settle a tax liability or estimates regarding a UTB change as a result in changes in facts and circumstances, the Company’s effective tax rate in a given financial reporting period may be affected.
Subsequent to December 31, 2008, there has been no significant change in the Company’s gross UTBs of $3,600. It is expected that the amount of UTBs will change in the next twelve months due to the Company’s filing of amended Federal and state tax returns, resolution of the revenue authority examinations and expiring statutes of limitation; however, the Company does not anticipate the change, if any, to be significant.
6. Commitments and Contingencies
Litigation
There were no material developments that occurred during the three months ended March 31, 2009 in the lawsuits reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
Other Contingencies
In December 2008, the Company was advised that during a November 2008 inspection of donor recovery sites in Bulgaria by the French regulatory agency, Afssaps, deficiencies were identified. As a precautionary measure, the Company has temporarily suspended the distribution of allograft tissue grafts processed from tissue recovered by our subsidiary, TB OsteoCentre Bulgaria EAD (“OCBG”). This action is not due to product contamination or to any deficiencies with the tissue grafts. Related allograft tissue grafts are not distributed in the United States. The Company continues to work with Afssaps to resolve the deficiencies noted and lift our self-imposed suspension of shipments. The Company believes it will be able to successfully resolve these matters and lift the suspension although no assurance can be given that the Company will be successful in its efforts. At March 31, 2009, approximately $6.2 million in processed and unprocessed tissue remained subject to our self-imposed suspension of shipments. The Company does not expect its self-imposed temporary suspension to have a material impact on the Company’s long-term results of operations or financial position.
7. Comprehensive Income (Loss)
Comprehensive income (loss) for the periods indicated is as follows:

	Three Months Ended
	March 31,
	2009	2008

Net income (loss)	$(1,796)	$808
Currency translation adjustments	(114)	284

Comprehensive income (loss)	$(1,910)	$1,092

8. Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:

	Three Months Ended
	March 31,
	2009	2008

Net income (loss) available to common stockholders	$(1,796)	$808

Denominator for basic earnings (loss) per share, weighted average common shares outstanding	17,874,236	17,716,902
Effect of dilutive securities after application of the treasury stock method:
Restricted stock units	—	33,320
Stock options	—	156,424

Denominator for diluted earnings (loss) per share	17,874,236	17,906,646

Basic earnings (loss) per share	$(.10)	$.05

Diluted earnings (loss) per share	$(.10)	$.05

Common stock equivalent shares, consisting of stock options and RSUs, of 2,223,231 outstanding at March 31, 2009 are excluded from the calculation of diluted loss per share as their effects are antidilutive. Options to purchase 811,700 shares of common stock and RSUs representing 544,050 shares of common stock that were outstanding at March 31, 2008 are not included in the computation of diluted earnings per share because they were antidilutive as a result of the application of the treasury stock method.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
9. Fair Value Measurements
On January 1, 2008 the Company adopted the effective provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157’) as they related to financial assets and liabilities and on January 1, 2009 the Company adopted the remaining provisions of SFAS No. 157 as they relate to non-financial assets and liabilities. Non-financial assets include goodwill and other intangible assets, property and equipment, and other long-term assets and non-financial liabilities include asset retirement obligations. SFAS No. 157 provides a framework for measuring fair value, expands disclosures about fair value measurements and establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value summarized as follows:

Level 1:	Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2:	Observable market-based inputs or observable inputs that are corroborated by market data; and

Level 3:	Unobservable inputs reflecting the Company’s own assumptions.
The following table sets forth the Company’s financial assets that were measured at fair value as of March 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Asset:
Money market funds	$5,759	$—	$—
Money market funds are classified as cash and cash equivalents in the Company’s condensed consolidated balance sheets as of March 31, 2009.
On January 1, 2009, the Company performed its annual testing for impairment of goodwill. As a result of this testing, no impairment of goodwill was indicated. The following table sets forth the Company’s non-financial assets that were measured at fair value during the quarter ended March 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Asset:
Goodwill	$—	$—	$1,953

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
10. Operating Segments
Summarized financial information concerning the Company’s segments is shown in the following tables.

	Three Months Ended
	March 31,
Revenue:	2009	2008
DBM	$14,026	$16,966
Hybrid/Synthetics	748	644
Traditional Tissue	5,277	5,110
Spinal Allografts	1,880	2,250
Client Services	1,633	2,424
Other	367	237

	$23,931	$27,631

	Three Months Ended
	March 31,
Operating income (loss):	2009	2008
DBM	$3,932	$5,981
Hybrid/Synthetics	102	(172)
Traditional Tissue	290	856
Spinal Allografts	244	(238)
Client Services	1,193	1,429
Other	(129)	232
Corporate	(6,936)	(7,286)

	$(1,304)	$802

For the three months ended March 31, 2009, no customer accounted for more than 10% of revenue. For the three months ended March 31, 2008, the Company had one customer which accounted for 14% of revenue.
11. Other Income (Expense)
Certain components of Other Income (Expense) for the periods indicated are as follows:

	Three Months Ended
	March 31,
Other:	2009	2008
Foreign exchange gain (loss)	$(70)	$281
Other	(13)	(3)

	$(83)	$278

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussions should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
Information included herein contains “forward-looking statements” which can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “should”, or “anticipates” or the negative thereof or variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Some of the matters set forth in Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2008 constitute cautionary statements identifying factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
Results of Operations
Critical Accounting Policies and Estimates
The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate the estimates and may adjust them based upon the latest information available. These estimates generally include those related to product returns, bad debts, inventories including purchase commitments, deferred processing costs including reserves for rework, excess and obsolescence, long-lived assets, asset retirement obligations, income taxes, stock-based compensation, contingencies and litigation. We base the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our accounting practices are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008 as well as in “Recent Accounting Developments” included elsewhere herein. There have been no significant modifications in our critical accounting policies or estimates since December 31, 2008.
Net Income (Loss)

		Three Months Ended
	March 31,
				Percent
(dollars in thousands, except per share amounts)	2009	2008	Change	Change
Net income (loss)	$(1,796)	$808	$(2,604)	(322)%
Earnings (loss) per share:
Basic	$(.10)	$.05
Diluted	$(.10)	$.05

We generated a net loss of $1.8 million, or $0.10 per basic and diluted share, in the first quarter of 2009 compared to net income of $0.8 million, or $0.05 per basic and diluted share, in the first quarter of 2008. The net loss was attributable to lower gross profits primarily as a result of an expected decline in revenue, the impact of lower interest income and fluctuations in the exchange rates, mainly the euro against the U.S. dollar, which resulted in a loss on foreign exchange in this year’s first quarter versus a gain in the prior year.

Revenue
For the three months ended March 31, 2009, revenue was $23.9 million as compared to revenue of $27.6 million for the three months ended March 31, 2008.
The following table details the components of our revenue for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
				Percent
(dollars in thousands)	2009	2008	Change	Change

DBM Segment	$14,026	$16,966	$(2,940)	(17)%
Hybrid Synthetic Segment	748	644	104	16%
Traditional Tissue Segment	5,277	5,110	167	3%
Spinal Allograft Segment	1,880	2,250	(370)	(16)%
Client Services Segment	1,633	2,424	(791)	(33)%
Other Product Lines	367	237	130	55%

	$23,931	$27,631	$(3,700)	(13)%

DBM Segment revenue, which consists of revenue from the sale of Grafton® DBM and Xpanse™ Bone Inserts and revenue from the processing of private label DBM, declined 17% in the first quarter of 2009 as compared to the same period in 2008, primarily as a result of the anticipated loss in revenue from the temporary suspension of distributing tissue recovered by our Bulgarian subsidiary and a decline in domestic unit sales volume. Revenue from Grafton® DBM/Xpanse™ Bone Inserts and, private label DBM tissue forms, declined 14% and 41%, respectively, in the first quarter of 2009 compared to the first quarter of 2008.
Revenue in the Hybrid/Synthetic Segment, represented sales of our Plexur P Biocomposites and GraftCage® Spacers, increased 16% in the first quarter of 2009 as compared to the same period in 2008 as a result of increased Plexur P® revenue partially offset by a decline in revenue from the GraftCage® Spacers.
Traditional Tissue Segment revenue generated from the worldwide distribution of allograft bone tissue grafts increased 3% in the first quarter of 2009 as compared to the same period in 2008. The increase in 2009 traditional tissue revenues resulted from increased domestic unit sales volume.
Revenue in the Spinal Allograft Segment declined 16% in the in the first quarter of 2009 as compared to the same period in 2008 primarily due to a decrease in unit sales volume. We anticipate continued competitive challenges for our spinal allografts in 2009.
Client Services Segment revenue, which is generated by the processing of allograft bone tissue for our clients, declined 33% in the first quarter of 2009 as compared to the same period in 2008. The revenue generated in the first quarter of 2009 relates mainly to the winding down of our relationship with MTF as our contractual agreements with MTF expired at the end of 2008.
For the three months ended March 31, 2009, no customer accounted for more than 10% of revenue. For the three months ended March 31, 2008, MTF accounted for 14% of revenue.

Gross Profit Margin

	Three Months Ended
	March 31,
(dollars in thousands)	2009	2008
Gross profit	$11,967	$14,242
Gross margin	50%	52%

In the first quarter of 2009, gross margin declined over gross margin levels in the first quarter of 2008, primarily due to the recording of certain reserves for our tissue inventories which accounted for approximately one percentage point of the decline in gross margin, increased pricing pressures, and a slight change in the mix of our revenue streams.
Operating Expenses

	Three Months Ended
	March 31,
				Percent
(dollars in thousands)	2009	2008	Change	Change
Marketing, selling and general and administrative	$11,618	$11,680	$(62)	(1)%
Research and development	1,653	1,760	(107)	(6)%

Total	$13,271	$13,440	$(169)	(1)%

Marketing, selling and general and administrative expenses were relatively flat in the first quarter of 2009 when compared to the first quarter of 2008. Generally, we had higher sales and marketing costs which were offset by lower performance based compensation costs. In the first quarter of 2009, research and development expenses decreased 6% as compared to the same period in 2008, primarily due to a decline in research activities and studies. We anticipate that our quarterly research and development expenditures for the remainder of 2009 will approximate or decline slightly from the first quarter level as several new tissue products will move from research and development to commercialization.
Operating Income (Loss)

	Three Months Ended
	March 31,
				Percent
(dollars in thousands)	2009	2008	Change	Change
DBM Segment	$3,932	$5,981	$(2,049)	(34)%
Hybrid/Synthetic Segment	102	(172)	247	159%
Traditional Tissue Segment	290	856	(566)	(66)%
Spinal Allograft Segment	244	(238)	482	(203)%
Client Services Segment	1,193	1,429	(236)	(17)%
Other Product Lines	(129)	232	(361)	(156)%

	5,632	8,088	(2,456)	(30)%
Corporate	(6,936)	(7,286)	350	5%

Operating income (loss)	$(1,304)	$802	$(2,106)	(263)%

Total product segment operating income for the first quarter of 2009 declined 30% as compared to 2008 principally due to lower gross profit as a result of the decline in revenues and higher selling expenses. In 2009, product segment operating income, as a percent of revenue, declined to 24% compared to 29% in 2008.
Costs and expenses associated with Corporate declined 5% in 2009 as compared with the same period last year, primarily due to lower performance based compensation costs.

Other Income (Expense)
In the first quarter of 2009, other expense of $0.4 million primarily represented interest expense associated with our capital lease obligation and foreign exchange losses. Interest income on our invested cash balances was not significant.
Other income in the first quarter of 2008 of $0.1 million was principally the result of interest income of $.2 million on invested cash balances and foreign currency gains of $.3 million primarily related to intercompany debt, which was partially offset by $.4 million in interest expense associated with our capital lease obligation.
Income Tax Provision
For the three months ended March 31, 2009, after the application of available net operating loss carryforwards, we provided for Federal taxes based on the alternative minimum tax method, as well as recorded a provision for certain minimum state taxes. We continue not to recognize any Federal, state and certain foreign tax benefits, which were subject to full valuation allowances in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes.” We intend to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of a valuation allowance that we have established. We evaluate our position with respect to the valuation allowances each quarter by taking into consideration numerous factors, including, but not limited to: past, present and forecasted results; the impact in each jurisdiction of operating activities; and the anticipated effects of our strategic plan.
We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2003 through 2007 tax years generally remain subject to examination by Federal, foreign and most state authorities including, but not limited to, the United States, France, Bulgaria and the State of New Jersey. Our 2003 through 2004 Federal tax returns are currently under examination by the U.S. Internal Revenue Service (“IRS”). The State of New Jersey is examining certain of the Company’s 2003 and 2007 state tax filings and an audit of its 2006 and 2007 tax filings by its French subsidiary has recently commenced.
We have reached a tentative agreement with the IRS regarding the audit of the Company’s Federal tax returns which is subject to review and approval by the Joint Committee on Taxation. Under the tentative settlement, we owe no additional tax and the aggregate amount of our available Federal net operating loss carryforwards will not be materially impacted although certain research and development credit carryforwards will be eliminated. Any remaining items disallowed would be deductible in future periods. Until such time as Joint Committee on Taxation approval is received, the IRS examination will not be closed or effectively settled for financial reporting purposes.
The components of our unrecognized tax benefits (“UTBs”) are substantially comprised of deferred tax assets which are subject to a full valuation allowance. To the extent we prevail in matters for which either a receivable or a liability for a UTB has been established or are required to pay an amount or utilize net operating losses (“NOLs”) to settle a tax liability or estimates regarding a UTB change as a result of changes in facts and circumstances, our effective tax rate in a given financial reporting period may be affected.
Subsequent to December 31, 2008, there has been no significant change in our gross UTBs of $3.6 million. It is expected that the amount of UTBs will change in the next twelve months due to our filing of amended Federal and state tax returns, resolution of the revenue authority examinations and expiring statutes of limitation and audit activity; however, we do not anticipate the change, if any, to be significant.

Liquidity and Capital Resources

	March 31,	December 31,
	2009	2008
Cash and cash equivalents	$13,697	$18,823
Working Capital	$56,111	$55,624
Stockholders’ equity	$81,305	$82,850
Summary of our cash flow:

	Three Months Ended
	March 31,
	2009	2008
Net cash (used in) operating activities	$(3,981)	$(317)
Net cash (used in) investing activities	$(817)	$(1,350)
Net cash provided by (used in) financing activities	$(270)	$101
Effect of foreign currency exchange rates on cash	$(58)	$53

Net decrease in cash and cash equivalents	$(5,126)	$(1,513)

Cash Flow From Operating Activities
Net cash used by operating activities was $4.0 million in the first quarter of 2009 compared to $0.3 million used by operating activities in the first quarter of 2008. The change resulted primarily from a net loss in the first quarter of 2009 compared to a profit in the prior year period and an increase in accounts receivable as a result of more of our customers managing their internal cash position due to the current economic downturn, partially offset by an increase in accounts payable. During the first quarter of 2009, we increased our investment in unprocessed tissue and work-in-process by $4.2 million and $1.5 million, respectively, which was partially offset be a $3.2 million decline in finished goods.
Cash Flow From Investing Activities
Net cash used in investing activities was $0.8 million and $1.3 million for the three months ended March 31, 2009 and 2008, respectively, and principally relates to funding of capital expenditures and intellectual property. We anticipate that for the balance of 2009 funding of capital expenditures and patent development will be below our 2008 level of expenditures.
Cash Flow From Financing Activities
Net cash used in financing activities of $0.3 million in the three months ended March 31, 2009 primarily relates to principal payments on our capital lease obligation of $0.2 million, our purchase of our own common stock under a repurchase program approved by our Board of Directors in December 2008, partially offset by the proceeds from the exercise of stock options and the sale of common stock pursuant to our employee stock purchase plan. In 2008, proceeds from the sale of common stock pursuant to our employee stock purchase plan were partially offset by payments on our capital lease obligation resulting in net cash provided by financing activities of $0.7 million.

Financing Needs
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
The following table provides information with respect to Common Stock purchases by the Company during the first quarter of 2009:

Maximum Number
(or Approximate
			Total Number of	Dollar Value)
	Total		Shares (or Units)	of Shares (or Units)
	Number	Average	Purchased as Part	That May Yet Be
	Of Shares	Price	of Publicly	Purchased Under
	(or Units)	Paid Per	Announced Plans	The Plans
Period	Purchased	Share (or Units)	or Program	or Programs

January 1, 2009 through January 31, 2009	50,480	$2.02	50,480	$4.8 million

February 1, 2009 through February 28, 2009	—	—	—	—

March 1, 2009 through March 31, 2009	—	—	—	—
We have not issued any shares of our common stock in 2009 that were not registered under the Securities Act of 1933, as amended.
Recent Accounting Developments
For information on new accounting standards, refer to Note 1, Recent Accounting Pronouncements, in “Notes to Unaudited Condensed Consolidated Financial Statements” included elsewhere herein.

Contractual Obligations
As of March 31, 2009, there were no material changes in our contractual obligations from that disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008.
Impact of Inflation and Foreign Currency Exchange Fluctuations
The results of operations for the periods discussed have not been materially affected by inflation. We are subject to foreign currency fluctuations for material changes in exchange rates between the U.S. dollar and the euro. To the extent our foreign source revenue grows and represents a larger percentage of our consolidated revenues and profits, foreign currency translation adjustments may impact our operating results to a greater extent.
During the first quarter of 2009, the U.S. dollar strengthened against the euro whereas in the same prior year quarter the euro strengthened against the U.S. dollar. This change resulted in our recording a transaction/translation foreign exchange loss in the first quarter of 2009 of $0.1 million compared to a gain in the prior year quarter of $0.3 million.
Litigation
Osteotech is involved in various legal proceedings. For a discussion of these matters see, Note 14 of “Notes to Consolidated Financial Statements” and Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2008. There were no material developments that occurred during the three months ended March 31, 2009 in the lawsuits reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. We are not aware of any other material matters or legal proceedings initiated against us during the first three months of 2009.
It is possible that our results of operations or liquidity and capital resources could be adversely affected by the ultimate outcome of pending litigation or as a result of the costs of contesting such lawsuits.
Government Proceedings
In December 2008, we were advised that during a November 2008 inspection of donor recovery sites in Bulgaria by the French regulatory agency, Afssaps, deficiencies were identified. As a precautionary measure, we have temporarily suspended the distribution of allograft tissue grafts processed from tissue recovered by OCBG. This action is not due to product contamination or to any deficiencies with the tissue grafts. OCBG related allograft tissue grafts are not distributed in the United States. We continue to work with Afssaps to resolve the deficiencies noted and lift our self-imposed suspension of shipments. Ultimately, we believe we will be able to successfully resolve these matters and lift the suspension although no assurance can be given that we will be successful in our efforts. At March 31, 2009, approximately $6.2 million in processed and unprocessed tissue remained subject to our self-imposed suspension of shipments. We do not expect our self-imposed temporary suspension to have a material impact on our long-term results of operations or financial position.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding our exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no significant changes in our market risk exposures since the fiscal 2008 year-end.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2009 related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission (“SEC”). These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including our principal executive officer and principal financial officer, by others within our organization, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. Based upon their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2009.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act, during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
There were no material developments that occurred during the three months ended March 31, 2009 in the proceedings reported under Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2008. We are not aware of any other material legal proceedings initiated against us during the first three months of 2009.
Item 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, which could have a material impact on our business, financial condition or results of operations. The risks described in our 2008 Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition or results of operations.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operation — For the Three Months Ended March 31, 2009 and 2008 — Liquidity and Capital Resources — Repurchases of Common Stock” which section is incorporated herein by reference.
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

Date: May 7, 2009	Osteotech, Inc.
(Registrant)
Date: May 7, 2009	By:	/s/ Sam Owusu-Akyaw
Sam Owusu-Akyaw
President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2009	By:	/s/ Mark H. Burroughs
Mark H. Burroughs
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit		Page
Number	Description	Number
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

+	Filed herewith.