Form 10-Q
period 2009-06-30
OSTEOTECH INC
filed 2009-07-31
CIK 874734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $.01 par value, outstanding as of July 28, 2009 was 18,029,762.

OSTEOTECH, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
OSTEOTECH, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,799	$18,823
Accounts receivable, net of allowance of $427 in 2009 and $401 in 2008	20,967	17,968
Deferred processing costs	44,044	38,715
Inventories	1,911	1,467
Prepaid expenses and other current assets	2,354	3,115

Total current assets	81,075	80,088
Property, plant and equipment, net	31,913	34,005
Other assets	10,820	13,022

Total assets	$123,808	$127,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$22,799	$23,569
Current maturities of capital lease obligation	943	895

Total current liabilities	23,742	24,464
Capital lease obligation	12,691	13,175
Other liabilities	6,749	6,626

Total liabilities	43,182	44,265

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.01 par value; 70,000,000 shares authorized; issued 18,029,512 shares in 2009 and 17,979,846 shares in 2008	180	180
Additional paid-in capital	70,690	69,801
Treasury stock, at cost; 115,670 shares in 2009 and 65,190 shares in 2008	(227)	(125)
Accumulated other comprehensive income	1,382	1,393
Retained earnings	8,601	11,601

Total stockholders’ equity	80,626	82,850

Total liabilities and stockholders’ equity	$123,808	$127,115

See accompanying notes to condensed consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue	$23,471	$27,553	$47,402	$55,184

Cost of revenue	11,940	13,051	23,904	26,440

Gross profit	11,531	14,502	23,498	28,744

Marketing, selling and general and administrative	10,768	11,323	22,386	23,003
Research and development	1,998	1,774	3,651	3,534

	12,766	13,097	26,037	26,537

Operating income (loss)	(1,235)	1,405	(2,539)	2,207

Other income (expense):
Interest income	8	113	24	292
Interest expense	(363)	(387)	(733)	(778)
Other	131	945	48	1,223

	(224)	671	(661)	737

Income (loss) before income taxes	(1,459)	2,076	(3,200)	2,944

Income tax provision (benefit)	(255)	330	(200)	390

Net income (loss)	$(1,204)	$1,746	$(3,000)	$2,554

Earnings (loss) per share:
Basic	$(.07)	$.10	$(.17)	$.14
Diluted	$(.07)	$.10	$(.17)	$.14
Shares used in computing earnings (loss) per share:
Basic	18,004,217	17,771,799	17,882,059	17,744,656
Diluted	18,004,217	17,919,695	17,882,059	17,904,128
See accompanying notes to condensed consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash Flow From Operating Activities
Net income (loss)	$(3,000)	$2,554
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,078	2,795
Stock-based compensation expense	842	812
Changes in current assets and liabilities:
Accounts receivable	(2,999)	(3,824)
Deferred processing costs	(2,802)	(3,470)
Inventories	(444)	(143)
Prepaid expenses and other current assets	761	(14)
Accounts payable and other liabilities	(770)	1,190

Net cash used in operating activities	(5,334)	(100)

Cash Flow From Investing Activities
Capital expenditures	(846)	(3,394)
Other, net	(362)	(179)

Net cash used in investing activities	(1,208)	(3,573)

Cash Flow From Financing Activities
Purchase of treasury stock	(102)	—
Proceeds from issuance of common stock	47	365
Principal payments on capital lease obligation	(436)	(392)

Net cash used in financing activities	(491)	(27)

Effect of exchange rate changes on cash	9	51

Net decrease in cash and cash equivalents	(7,024)	(3,649)
Cash and cash equivalents at beginning of period	18,823	22,777

Cash and cash equivalents at end of period	$11,799	$19,128

Supplementary cash flow data:
Cash paid during the period for interest	$760	$771
Cash refunded during the period for taxes	$(36)	$(149)
See accompanying notes to condensed consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
1. Basis of Presentation
General
The accompanying condensed consolidated financial statements included herein, other than the condensed consolidated balance sheet at December 31, 2008, which has been derived from the audited balance sheet, are unaudited and reflect all adjustments (consisting only of normal recurring accruals) considered necessary by management for a fair statement of financial position as of June 30, 2009 and the results of operations for each of the three and six months ended June 30, 2009 and 2008 and cash flows for the six months ended June 30, 2009 and 2008. The results of operations and cash flows for the respective interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts within the condensed consolidated financial statements have been reclassified to conform to the 2009 presentation. The condensed consolidated financial statement should be read in conjunction with the audited consolidated financial statements, which were included as part of Osteotech, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2008 and the condensed consolidated financial statements, which were included as part of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
Recent Accounting Pronouncements
Except as noted below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2009 that are of significance, or potential significance, to us. Reference should be made to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
Adopted
Effective January 1, 2009, the Company adopted the Financial Accounting Standards Board (FASB) issued Staff Position (“FSP”) FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”) that amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Account Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). FSP No. 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R), Business Combinations. FSP No. 142-3 also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption of FSP No. 142-3 did not have any impact on the Company’s consolidated results of operations or financial condition.
Effective January 1, 2009, the Company adopted FASB FSP No. 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-2 delayed the effective date of SFAS No. SFAS 157, Fair Value Measurements (“SFAS No. 157”) for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The adoption of SFAS No. 157 did not have a significant impact on the Company’s consolidated financial statements.
Effective June 15, 2009, the Company adopted the following accounting standards. The adoption of these standards did not have any impact on the Company’s consolidated results of operations or financial condition:
i.)
FSP No. 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, (“FSP No. 157-4”) provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157. FSP No. 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and non-financial) and with required enhanced disclosure.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
ii.)
FSP No. 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2, FAS 124-2, and EITF 99-20-2”) provide additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. FSP 115-2, FAS 124-2, and EITF 99-20-2 apply to investments in debt securities. The Company presently does not have any debt securities.

iii.)
FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”) amend FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP No. FAS 107-1 and APB28-1 also amend APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. The Company presently does not have any financial instruments.

iv.)
FASB SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

Pending
In June 2009, the FASB issued:
i.)
SFAS No. 166, New Guidance for Transfer of Financial Assets (“SFAS No. 166”). SFAS No. 166 is effective for the Company beginning November 15, 2009 and will require more disclosure about transfers of financial assets and changes the requirements for derecognizing financial assets. The Company is currently evaluating the impact that adopting SFAS No. 166 would have on its financial position and results of operations.

ii.)
SFAS No. 167, New Consolidation Guidance for Variable Interest Entities (“SFAS No. 167”). SFAS No. 167 is effective for the Company beginning January 1, 2010. SFAS No. 167 changes how a reporting entity determines whether an entity that is insufficiently capitalized or in not controlled through voting (or similar rights) should be consolidated. The Company is currently evaluating the impact that adopting SFAS No. 166 would have on its financial position and results of operations.

iii.)
SFAS No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 is effective for the Company beginning September 15, 2009 and establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the Form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. The Company is currently evaluating the impact of adopting SFAS No. 168 but does not anticipate that the adoption of SFAS No. 168 will have a material impact on its consolidated financial statements.

Subsequent Events
In connection with the preparation of the Company’s financial statements at June 30, 2009, subsequent events through July 30, 2009, the date the financial statements were available for issuance, have been evaluated.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
2. Deferred Processing Costs
Deferred processing costs consist of the following:

	June 30,	December 31,
	2009	2008
Unprocessed donor tissue	$22,892	$16,922
Tissue in process	7,244	4,506
Implantable donor tissue	13,908	17,287

	$44,044	$38,715

Unprocessed donor tissue represents the value of such allograft bone tissue expected to be processed by the Company during the next twelve months. Unprocessed donor tissue expected to be processed in periods subsequent to one year of $5,091 and $7,618 at June 30, 2009 and December 31, 2008, respectively, are reflected in other assets.
3. Inventories
Inventories consist of the following:

	June 30,	December 31,
	2009	2008
Supplies	$489	$478
Raw materials	782	533
Finished goods	640	456

	$1,911	$1,467

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
The following table details certain information concerning the Company’s restricted stock units (“RSUs”) and stock options:

	RSUs		Options
					Weighted-
		Weighted-			Average
		Average		Weighted-	Remaining
		Grant		Average	Contractual
	Number of	Date Fair	Number of	Exercise	Term
	Shares	Value	Shares	Price	(Years)
Outstanding, January 1, 2009	790,663	$4.88	1,390,962	$7.42
Granted	121,328	$3.41	—	—
Vested RSUs or exercised options	(44,085)	$5.44	—	—
Forfeited, cancelled or expired	(19,774)	$4.17	(52,900)	$25.90

Outstanding, June 30, 2009	848,132	$4.66	1,338,062	$6.69	4.1

Options exercisable			1,325,562	$6.71	4.1

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
Share-based compensation, included in selling, marketing and general and administrative expenses, of $448 and $874 for the three and six months ended June 30, 2009, respectively, and $315 and $828 for the three and six months ended June 30, 2008, respectively, resulted in no tax benefit to the Company as a result of the Company providing a full valuation reserve on all deferred tax assets. For vesting RSUs, the Company, at its option, withholds shares equal to the employee’s tax liability and, as a result, the Company effectively pays the tax on its employees’ behalf.
At June 30, 2009, the unrecorded non-cash fair value based compensation expense with respect to nonvested share-based awards was $2,025 and the weighted average period over which that compensation will be charged to operations is 1.5 years.
Shares of common stock available for future issuance under stock compensation plans were 946,891 at June 30, 2009.
Stock Repurchase Program
In December 2008, the Company’s Board of Directors authorized a stock repurchase program under which up to $5.0 million of the Company’s common stock may be acquired. Stock repurchases may be executed from time to time at current market prices through open-market and privately negotiated transactions in such amounts as management deems appropriate. The final number of shares repurchased will depend on a variety of factors including the level of the Company’s cash and cash equivalents, price, corporate and regulatory requirements and other market conditions. The repurchase program may be terminated at any time without prior notice. Through June 30, 2009, the Company had acquired 115,670 shares of its common stock at an aggregate cost of $227.
5. Income Taxes
For the three and six months ended June 30, 2009 and 2008, the Company, after the application of available net operating loss carryforwards, provided for Federal taxes based on the alternative minimum tax method, as well as recorded a provision for certain minimum state taxes. During the three months ended June 30, 2009, certain unrecognized tax positions were effectively settled resulting in the recognition of a $330 tax benefit. The Company continues not to recognize any Federal, state and certain foreign tax benefits, which were subject to full valuation allowances in accordance with SFAS No. 109, “Accounting for Income Taxes”. The Company intends to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of a valuation allowance that the Company has established. The Company evaluates its position with respect to the valuation allowances each quarter by taking into consideration numerous factors, including, but not limited to: past, present and forecasted results; the impact in each jurisdiction of operating activities; and the anticipated effects of the Company’s strategic plan.
The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2003 through 2007 tax years generally remain subject to examination by Federal, foreign and most state authorities including, but not limited to, the United States, France, Bulgaria and the State of New Jersey. The Company’s 2003 through 2004 Federal tax returns are currently under examination by the U.S. Internal Revenue Service (“IRS”). The State of New Jersey is examining certain of the Company’s 2003 through 2007 state tax filings and an audit of the 2006 and 2007 tax filings by the Company’s French subsidiary is underway.
The Company has reached a tentative agreement with the IRS regarding the audit of the Company’s Federal tax returns, which is subject to review and approval by the Joint Committee on Taxation. Pending receipt of the Joint Committee on Taxation report, the State of New Jersey has completed its review of the Company’s filings. The tentative agreement with the IRS results in the Company owing no additional Federal or State of New Jersey tax and the aggregate amount of the Company’s available Federal and State of New Jersey net operating loss carryforwards will not be materially impacted as a result of either audit although certain Federal research and development credit carryforwards will be eliminated. Any remaining items disallowed would be deductible in future periods. Until such time as Joint Committee on Taxation approval is received, the IRS and State of New Jersey examinations will not be closed or effectively settled for financial reporting purposes.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
The components of the Company’s unrecognized tax benefits (“UTBs”) are substantially comprised of deferred tax assets which are subject to a full valuation allowance. To the extent the Company prevails in matters for which either a receivable or a liability for a UTB has been established, is required to pay an amount and/or utilize net operating losses (“NOLs”) to settle a tax liability or estimates regarding a UTB change as a result in changes in facts and circumstances, the Company’s effective tax rate in a given financial reporting period may be affected.
Subsequent to December 31, 2008, mainly because of the settlement of certain prior year unrecognized tax positions, the Company’s gross UTB declined by $2,504 to $1,470. It is expected that the amount of UTBs will change in the next twelve months due to the Company filing amended Federal and state tax returns, resolution of the revenue authority examinations, and expiring statutes of limitation; however, the Company does not anticipate the change, if any, to be significant.
6. Commitments and Contingencies
Litigation
There were no material developments that occurred during the six months ended June 30, 2009 in the lawsuits reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Other Contingencies
In December 2008, the Company was advised that during a November 2008 inspection of donor recovery sites in Bulgaria by the French regulatory agency, afssaps, deficiencies were identified. As a precautionary measure, the Company temporarily suspended the distribution of allograft tissue grafts processed from tissue recovered by our subsidiary, TB OsteoCentre Bulgaria EAD (“OCBG”). This action was not due to product contamination or to any deficiencies with the tissue grafts. At June 30, 2009, approximately $6,900 in processed and unprocessed tissue remained subject to our self-imposed suspension of shipments. In July 2009, the Company received notice from afssaps which allowed the Company to lift its self-imposed temporary suspension and immediately begin processing and distributing tissue recovered by OCBG. The Company will be releasing finished OCBG related allograft tissue grafts following a process agreed to with afssaps and in accordance with Company procedure. At the conclusion of the initial phase of this process, the Company will need to complete additional procedures to release a remaining $600 in tissue product.
7. Comprehensive Income (Loss)
Comprehensive income (loss) for the periods indicated is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income (loss)	$(1,204)	$1,746	$(3,000)	$2,554
Currency translation adjustments	103	(12)	(11)	272

Comprehensive income (loss)	$(1,101)	$1,734	$(3,011)	$2,826

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
8. Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income (loss) available to common stockholders	$(1,204)	$1,746	$(3,000)	$2,554

Denominator for basic earnings (loss) per share, weighted average common shares outstanding	18,004,217	17,771,799	17,882,059	17,744,656
Effect of dilutive securities after application of the treasury stock method:
Restricted stock units	—	35,930	—	27,424
Stock options	—	111,966	—	132,048

Denominator for diluted earnings (loss) per share	18,004,217	17,919,695	17,882,059	17,904,128

Basic earnings (loss) per share	$(.07)	$.10	$(.17)	$.14

Diluted earnings (loss) per share	$(.07)	$.10	$(.17)	$.14

For the three and six months ended June 30, 2009, common stock equivalent shares, consisting of stock options and RSUs, of 2,044,444 and 2,186,194, respectively, are excluded from the calculation of diluted loss per share as their effects are antidilutive. For the three and six months ended June 30, 2008, common stock equivalent shares, consisting of stock options and RSUs, of 1,575,412 and 1,369,562, respectively, are excluded from the calculation of diluted loss per share as their effects are antidilutive.
9. Fair Value Measurements
On January 1, 2008 the Company adopted the effective provisions of SFAS No. 157 as they related to financial assets and liabilities and on January 1, 2009 the Company adopted the remaining provisions of SFAS No. 157 as they relate to non-financial assets and liabilities. Non-financial assets include goodwill and other intangible assets, property and equipment, and other long-term assets; non-financial liabilities include asset retirement obligations. SFAS No. 157 provides a framework for measuring fair value, expands disclosures about fair value measurements and establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value summarized as follows:
Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities;
Level 2: Observable market-based inputs or observable inputs that are corroborated by market data; and
Level 3: Unobservable inputs reflecting the Company’s own assumptions.
The following table sets forth the Company’s financial assets that were measured at fair value as of June 30, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Asset:
Money market funds	$5,767	$—	$—
Money market funds are classified as cash and cash equivalents in the Company’s condensed consolidated balance sheets as of June 30, 2009.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
On January 1, 2009, the Company performed its annual testing for impairment of goodwill. As a result of this testing, no impairment of goodwill was indicated. The following table sets forth the Company’s non-financial assets that were measured at fair value at June 30, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Asset:
Goodwill	$—	$—	$1,953
10. Operating Segments
Summarized financial information concerning the Company’s segments is shown in the following tables.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue:	2009	2008	2009	2008
DBM	$14,808	$16,575	$28,834	$33,541
Hybrid/Synthetics	647	727	1,395	1,371
Traditional Tissue	5,443	5,250	10,720	10,360
Spinal Allografts	1,862	2,286	3,742	4,536
Client Services	255	2,397	1,888	4,821
Other	456	318	823	555

	$23,471	$27,553	$47,402	$55,184

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating Income (loss):	2009	2008	2009	2008
DBM	$3,768	$5,102	$7,700	$11,083
Hybrid/Synthetics	(234)	66	(132)	(106)
Traditional Tissue	778	670	1,068	1,526
Spinal Allografts	307	254	551	16
Client Services	(68)	1,617	1,125	3,046
Other	209	230	80	462
Corporate	(5,995)	(6,534)	(12,931)	(13,820)

	$(1,235)	$1,405	$(2,539)	$2,207

For the three and six months ended June 30, 2009, no customer accounted for more than 10% of revenue. For the three and six months ended June 30, 2008, the Company had one customer which accounted for 13% and 14%, respectively, of revenue.
11. Other Income (Expense)
Certain components of Other Income (Expense) for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Other:	2009	2008	2009	2008
Foreign exchange gain (loss)	$112	$(57)	$42	$224
Litigation Settlement	—	1,000	—	1,000
Other	19	2	6	(1)

	$131	$945	$48	$1,223

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussions should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
Information included herein contains “forward-looking statements” which can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Some of the matters set forth in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2008 constitute cautionary statements identifying factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
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
Net Income (Loss)

	Three Months Ended			Six Months Ended
(dollars in thousands, except per	June 30,			June 30,
share amounts)	2009	2008	Change	2009	2008	Change
Net income (loss)	$(1,204)	$1,746	$(2,950)	$(3,000)	$2,554	$(5,554)
Earnings (loss) per share:
Basic	$(.07)	$.10		$(.17)	$.14
Diluted	$(.07)	$.10		$(.17)	$.14
We generated a net loss in the second quarter and first half of 2009 compared to net income in the comparable prior year periods. The net losses in both periods were attributable to an expected decline in revenue which has delivered less gross profit and lower gross margins on the remaining revenue streams primarily due to lower production volumes to absorb our fixed cost base. In the second quarter and first half of 2008 we realized income from a litigation settlement of $1.0 million.
Revenue
For the three months ended June 30, 2009, revenue was $23.5 million as compared to $27.6 million for the three months ended June 30, 2008. For the six months ended June 30, 2009, revenue was $47.4 million compared to $55.2 million in the comparable prior year period.

The following table details the components of our revenue for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(dollars in thousands)	2009	2008	Change	Change	2009	2008	Change	Change
DBM	$14,808	$16,575	$(1,767)	(11)%	$28,834	$33,541	$(4,707)	(14)%
Hybrid/Synthetic	647	727	(80)	(11)%	1,395	1,371	24	2%
Traditional Tissue	5,443	5,250	193	4%	10,720	10,360	360	3%
Spinal Allograft	1,862	2,286	(424)	(19)%	3,742	4,536	(794)	(18)%
Client Services	255	2,397	(2,142)	(89)%	1,888	4,821	(2,933)	(61)%
Other	456	318	138	43%	823	555	268	48%

	$23,471	$27,553	$(4,082)	(15)%	$47,402	$55,184	$(7,782)	(14)%

DBM Segment revenue, which consists of revenue from the sale of Grafton® DBM and Xpanse™ Bone Inserts and revenue from the processing of private label DBM, declined 11% and 14% for the three and six months ended June 30, 2009, respectively, as compared to the same period in 2008, primarily as a result of the anticipated loss in revenue from the temporary suspension of distributing tissue recovered by our Bulgarian subsidiary and a decline in domestic unit sales volume. Revenue from Grafton® DBM and Xpanse™ Bone Inserts and revenue from private label DBM tissue forms declined 9% and 29%, respectively, in the second quarter of 2009 compared to the second quarter of 2008 and 12% and 37%, respectively, in the first half of 2009 compared to the prior year period, primarily as a result of competitive pricing and lower unit sales volume.
Revenue in the Hybrid/Synthetic Segment, represented sales of our Plexur Biocomposites and GraftCage® Spacers, declined 11% in the second quarter of 2009 as compared to the same period in 2008 as a result of a decline in revenue from the GraftCage® Spacers. For the first half of 2009, increased Plexur P® revenue offset a decline in revenue from GraftCage® Spacers resulting in a 2% increase over revenue in the comparable prior year period.
Traditional Tissue Segment revenue generated from the worldwide distribution of allograft bone tissue grafts increased 4% and 3%, respectively, in the second quarter and first half of 2009 as compared to the same periods in 2008. The increase in 2009 traditional tissue revenues resulted from increased domestic unit sales volume.
Revenue in the Spinal Allograft Segment declined 19% and 18%, respectively, in the second quarter and first half of 2009 as compared to the same periods in 2008 primarily due to a decrease in domestic unit sales volume. We anticipate continued competitive challenges for our spinal allografts in 2009.
Client Services Segment revenue, which is generated by the processing of allograft bone tissue for our clients, declined 89% and 61%, respectively, in the second quarter and first half of 2009 as compared to the same periods in 2008. The revenue generated in 2009 relates mainly to the winding down of our relationship with Musculoskeletal Transplant Foundation (“MTF”) as our contractual agreements expired at the end of 2008.
For the three and six months ended June 30, 2009, no customer accounted for more than 10% of revenue. For the three and six months ended June 30, 2008, MTF accounted for 13% and 14% of revenue, respectively.
Gross Profit Margin

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2009	2008	2009	2008
Gross Profit	$11,531	$14,502	$23,498	$28,744
Gross Margin	49%	53%	50%	52%
In the second quarter and first half of 2009, gross margin declined from gross margin in the comparable prior year periods, primarily due to lower revenue, the recording of certain reserves for our tissue inventories, increased pricing pressures, and a slight change in the mix of our revenue.

Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(dollars in thousands)	2009	2008	Change	Change	2009	2008	Change	Change
Marketing, selling and general and administrative	$10,768	$11,323	$(555)	(5)%	$22,386	$23,003	$(617)	(3)%
Research and development	1,998	1,774	224	13%	3,651	3,534	117	3%

Total	$12,766	$13,097	$(331)	(3)%	$26,037	$26,537	$(500)	(2)%

Marketing, selling and general and administrative expenses declined in the second quarter and first half of 2009 when compared to the prior year periods. Generally, we had higher sales and marketing costs which were offset by lower performance-based compensation costs and professional fees. In the second quarter and first half of 2009, research and development expenses increased 13% and 3%, respectively, as compared to the same periods in 2008, primarily due to an increase in staffing. We anticipate that our quarterly research and development expenditures for the remainder of 2009 will decline from the second quarter level as several new tissue products have moved from development to commercialization.
Operating Income (Loss) By Segment

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(dollars in thousands)	2009	2008	Change	Change	2009	2008	Change	Change
DBM	$3,768	$5,102	$(1,334)	(26)%	$7,700	$11,083	$(3,383)	(31)%
Hybrid/Synthetic	(234)	66	(300)	(455)%	(132)	(106)	(26)	(25)%
Traditional Tissue	778	670	108	16%	1,068	1,526	(458)	(30)%
Spinal Allograft	307	254	53	21%	551	16	535	3,344%
Client Services	(68)	1,617	(1,685)	(104)%	1,125	3,046	(1,921)	(63)%
Other Product Lines	209	230	(21)	(9)%	80	462	(382)	(83)%

	4,760	7,939	(3,179)	(40)%	10,392	16,027	(5,635)	(35)%
Corporate	(5,995)	(6,534)	539	(8)%	(12,931)	(13,820)	889	(6)%

Operating Income (Loss)	$(1,235)	$1,405	$(2,640)	(188)%	$(2,539)	$2,207	$(4,746)	(215)%

Total product segment operating income for the second quarter and first half of 2009 declined as compared to the comparable prior year periods principally due to lower gross profit as a result of the decline in revenues and higher selling expenses. In the second quarter and first half of 2009, product segment operating income, as a percent of revenue, declined to 20% and 22%, respectively, compared to 29% in both comparable prior year periods.
Costs and expenses associated with Corporate declined in both the three and six months ended June 30, 2009 from the comparable prior year periods primarily due to lower performance based compensation and professional fees.
Other Income (Expense)
In the second quarter and first half of 2009, other expense of $0.2 million and $0.7 million, respectively, primarily represented primarily by interest expense associated with our capital lease obligation offset partially by foreign exchange gains. Interest income on our invested cash balances was not significant.
Other income in the second quarter of 2008 of $0.7 million is principally the result of proceeds from a litigation settlement of $1.0 million and interest income of $0.1 million on invested cash balances, partially offset by $0.4 million in interest expense associated with our capital lease obligation. Other income in the first half of 2008 of $0.7 million was primarily the result of the litigation settlement of $1.0 million, interest income of $0.3 million and foreign exchange gains of $0.2 million, principally on intercompany debt, which were partially offset by interest expense of $0.8 million.

Income Tax Provision
For the three months ended March 31, 2009, after the application of available net operating loss carryforwards, we provided for Federal taxes based on the alternative minimum tax method, as well as recorded a provision for certain minimum state taxes. During the three months ended June 30, 2009, certain unrecognized tax positions were effectively settled resulting in the recognition of a $0.3 million tax benefit. We continue not to recognize any Federal, state and certain foreign tax benefits, which were subject to full valuation allowances in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes.” We intend to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of a valuation allowance that we have established. We evaluate our position with respect to the valuation allowances each quarter by taking into consideration numerous factors, including, but not limited to: past, present and forecasted results; the impact in each jurisdiction of operating activities; and the anticipated effects of our strategic plan.
We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2003 through 2007 tax years generally remain subject to examination by Federal, foreign and most state authorities including, but not limited to, the United States, France, Bulgaria and the State of New Jersey. Our 2003 through 2004 Federal tax returns are currently under examination by the U.S. Internal Revenue Service (“IRS”). The State of New Jersey is examining certain of the Company’s 2003 through 2007 state tax filings and an audit of our 2006 and 2007 tax filings by our French subsidiary has recently commenced.
We have reached a tentative agreement with the IRS regarding the audit of the Company’s Federal tax returns, which is subject to review and approval by the Joint Committee on Taxation. Pending receipt of the Joint Committee on Taxation report, the State of New Jersey has completed its review of our filings. The tentative agreement with the IRS results in us owing no additional Federal or State of New Jersey tax and the aggregate amount of our available Federal and State of New Jersey net operating loss carryforwards will not be materially impacted as a result of either audit although certain Federal research and development credit carryforwards will be eliminated. Any remaining items disallowed would be deductible in future periods. Until such time as Joint Committee on Taxation approval is received, the IRS and State of New Jersey examinations will not be closed or effectively settled for financial reporting purposes.
The components of our unrecognized tax benefits (“UTBs”) are substantially comprised of deferred tax assets which are subject to a full valuation allowance. To the extent we prevail in matters for which either a receivable or a liability for a UTB has been established, are required to pay an amount and/or utilize net operating losses (“NOLs”) to settle a tax liability or estimates regarding a UTB change as a result of changes in facts and circumstances, our effective tax rate in a given financial reporting period may be affected.
Subsequent to December 31, 2008, mainly because of the settlement of certain prior year unrecognized tax positions, our gross UTB declined by $2.5 million to $1.5 million. It is expected that the amount of UTBs will change in the next twelve months due to our filing amended Federal and state tax returns, resolution of the revenue authority examinations and expiring statutes of limitation and audit activity; however, we do not anticipate the change, if any, to be significant.
Liquidity and Capital Resources

	June 30,	December 31,
(dollars in thousands)	2009	2008
Cash and cash equivalents	$11,799	$18,823
Working Capital	$57,333	$55,624
Stockholders’ equity	$80,626	$82,850

	Six Months Ended
	June 30,
Summary of our cash flow:	2009	2008
Net cash (used in) operating activities	$(5,334)	$(100)
Net cash (used in) investing activities	$(1,208)	$(3,573)
Net cash (used in) financing activities	$(491)	$(27)
Effect of foreign currency exchange rates on cash	$9	$51

Net decrease in cash and cash equivalents	$(7,024)	$(3,649)

Cash Flow From Operating Activities
Net cash used by operating activities was $5.3 million in the first half of 2009 compared to $0.1 million used by operating activities in the first half of 2008. The change resulted primarily from a net loss in the first half of 2009 compared to a profit in the prior year period and an increase in accounts receivable as a result of more of our customers managing their internal cash position due to the current economic downturn. During the first half of 2009, we increased our investment in unprocessed tissue and work-in-process by $3.4 million and $2.7 million, respectively, which was partially offset by a $3.3 million decline in finished goods.
Cash Flow From Investing Activities
Net cash used in investing activities was $1.2 million and $3.6 million for the six months ended June 30, 2009 and 2008, respectively, and principally relates to funding of capital expenditures and intellectual property. We anticipate that for the balance of 2009 funding of capital expenditures and patent development will be below our 2008 levels.
Cash Flow From Financing Activities
Net cash used in financing activities of $0.5 million in the six months ended June 30, 2009 primarily relates to principal payments on our capital lease obligation of $0.4 million, our purchase of our own common stock under a repurchase program approved by our Board of Directors in December 2008, partially offset by the proceeds from the exercise of stock options and the sale of common stock pursuant to our employee stock purchase plan. In 2008, proceeds of $0.4 million from the exercise of stock options and the sale of common stock pursuant to our employee stock purchase plan were offset by payments of $0.4 million on our capital lease obligation.
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
Repurchase of Common Stock
In December 2008, our Board of Directors authorized a stock repurchase program under which up to $5.0 million of shares of our common stock may be acquired. Stock repurchases may be executed from time to time at current market prices through open-market and privately negotiated transactions in such amounts as management deems appropriate. The final number of shares repurchased will depend on a variety of factors, including the level of our cash and cash equivalents, price, corporate and regulatory requirements and other market conditions. The repurchase program may be terminated at any time without prior notice. During the first quarter of 2009 we repurchased 50,480 shares with an average price paid of $2.02 per share. We made no repurchases in the second quarter of 2009. Through June 30, 2009, we had acquired 115,670 shares of our common stock at an average purchase price of $1.96 per share.
Recent Accounting Developments
For information on new accounting standards, refer to Note 1, Recent Accounting Pronouncements, in “Notes to Unaudited Condensed Consolidated Financial Statements” included elsewhere herein.
Contractual Obligations
As of June 30, 2009, there were no material changes in our contractual obligations from that disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008.
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

During the first half of 2009, the U.S. dollar remained flat against the euro whereas in the same period in the prior year the euro strengthened against the U.S. dollar. This change resulted in our recording a minimal transaction/translation foreign exchange gain in the first half of 2009 compared to a gain in the first half of 2008 of $0.2 million.
Litigation
Osteotech is involved in various legal proceedings. For a discussion of these matters see, Note 14 of “Notes to Consolidated Financial Statements” and Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2008. There were no material developments that occurred during the three months ended June 30, 2009 in the lawsuits reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. We are not aware of any other material matters or legal proceedings initiated against us during the first six months of 2009.
It is possible that our results of operations or liquidity and capital resources could be adversely affected by the ultimate outcome of pending litigation or as a result of the costs of contesting such lawsuits.
Government Proceedings
In December 2008, we were advised that during a November 2008 inspection of donor recovery sites in Bulgaria by the French regulatory agency, afssaps, deficiencies were identified. As a precautionary measure, we temporarily suspended the distribution of allograft tissue grafts processed from tissue recovered by our subsidiary, TB OsteoCentre Bulgaria EAD (“OCBG”). This action was not due to product contamination or to any deficiencies with the tissue grafts. At June 30, 2009, approximately $6,900 in processed and unprocessed tissue remained subject to our self-imposed suspension of shipments. In July 2009, we received notice from afssaps which allowed us to lift our self-imposed temporary suspension and immediately begin processing and distributing tissue recovered by OCBG. We will be releasing finished OCBG related allograft tissue grafts following a process agreed to with afssaps and in accordance with our procedure. At the conclusion of the initial phase of this process, we will need to complete additional procedures to release a remaining $600 in tissue product.

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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2009 related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission (“SEC”). These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including our principal executive officer and principal financial officer, by others within our organization, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. Based upon their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2009.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act, during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
There were no material developments that occurred during the three months ended June 30, 2009 in the proceedings reported under Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2008. We are not aware of any other material legal proceedings initiated against us during the three months ended June 30, 2009.

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

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	An annual meeting of stockholders of the Company was held on June 18, 2009.
(b)	The matters voted upon at the annual meeting and the results of the voting are set forth below:
i) With respect to the election of Directors of the Company, each person named below was elected at the annual meeting to serve a term of one year or until the next meeting of stockholders. They constitute the entire board of directors of the Company. Each received the following number of votes:

Director	For	Withheld
Kenneth P. Fallon, III	14,076,388	2,598,634
Stephen S. Galliker	15,239,570	1,435,452
Dr. Cato T. Laurencin	15,238,900	1,436,122
Sam Owusu-Akyaw	15,169,220	1,505,802
Robert J Palmisano	15,234,397	1,440,625
James M. Shannon	15,237,949	1,437,073
ii) With respect to a proposal to ratify the appointment of BDO Seidman, LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009, the stockholders voted 16,497,246 shares in favor, 116,947 shares against and 60,829 shares abstained. Broker non-votes were not applicable. This proposal received the vote required by Delaware General Corporate Law and the Company’s by-laws for approval (i.e. the affirmative vote of a majority of the shares of common stock represented in person or by proxy at the annual meeting and entitled to vote on the proposal).

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

Date: July 31, 2009	Osteotech, Inc. (Registrant)
Date: July 31, 2009	By:	/s/ Sam Owusu-Akyaw
Sam Owusu-Akyaw
President and Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2009	By:	/s/ Mark H. Burroughs
Mark H. Burroughs
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit		Page
Number	Description	Number
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

+	Filed herewith.