Form 10-Q
period 2009-09-30
OSTEOTECH INC
filed 2009-11-09
CIK 874734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $.01 par value, outstanding as of November 4, 2009 was 18,017,849.

OSTEOTECH, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
OSTEOTECH, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,607	$18,823
Accounts receivable, net of allowance of $219 in 2009 and $401 in 2008	19,393	17,968
Deferred processing costs	45,476	38,715
Inventories	1,683	1,467
Prepaid expenses and other current assets	2,303	3,115

Total current assets	79,462	80,088
Property, plant and equipment, net	30,894	34,005
Other assets	8,718	13,022

Total assets	$119,074	$127,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$19,973	$23,569
Current maturities of capital lease obligation	968	895

Total current liabilities	20,941	24,464
Capital lease obligation	12,439	13,175
Other liabilities	6,742	6,626

Total liabilities	40,122	44,265

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.01 par value; 70,000,000 shares authorized; issued 18,131,447 shares in 2009 and 17,979,846 shares in 2008	181	180
Additional paid-in capital	70,844	69,801
Treasury stock, at cost; 115,670 shares in 2009 and 65,190 shares in 2008	(227)	(125)
Accumulated other comprehensive income	1,460	1,393
Retained earnings	6,694	11,601

Total stockholders’ equity	78,952	82,850

Total liabilities and stockholders’ equity	$119,074	$127,115

See accompanying notes to condensed consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue	$22,961	$24,063	$70,363	$79,247

Cost of revenue	12,502	11,182	36,406	37,622

Gross profit	10,459	12,881	33,957	41,625

Marketing, selling and general and administrative expenses	10,648	10,476	33,034	33,479
Research and development expenses	1,544	1,739	5,195	5,273

	12,192	12,215	38,229	38,752

Operating income (loss)	(1,733)	666	(4,272)	2,873

Other income (expense):
Interest income	4	104	28	396
Interest expense	(358)	(380)	(1,091)	(1,158)
Other	58	(270)	106	953

	(296)	(546)	(957)	191

Income (loss) before income taxes	(2,029)	120	(5,229)	3,064

Income tax provision (benefit)	(122)	62	(322)	452

Net income (loss)	$(1,907)	$58	$(4,907)	$2,612

Earnings (loss) per share:
Basic	$(0.11)	$—	$(0.27)	$0.15
Diluted	$(0.11)	$—	$(0.27)	$0.15
Shares used in computing earnings (loss) per share:
Basic	18,120,350	17,881,018	17,925,718	17,749,402
Diluted	18,120,350	17,993,900	17,925,718	17,854,319
See accompanying notes to condensed consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash Flow From Operating Activities
Net income (loss)	$(4,907)	$2,612
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,619	4,237
Stock-based compensation expense, net	996	916
Changes in current assets and liabilities:
Accounts receivable	(1,425)	(1,067)
Deferred processing costs	(2,112)	(7,533)
Inventories	(216)	(204)
Prepaid expenses and other current assets	812	365
Accounts payable and other liabilities	(3,596)	3,045

Net cash provided by (used in) operating activities	(5,829)	2,371

Cash Flow From Investing Activities
Capital expenditures	(1,267)	(4,923)
Other, net	(465)	(692)

Net cash used in investing activities	(1,732)	(5,615)

Cash Flow From Financing Activities
Purchase of treasury stock	(102)	—
Proceeds from issuance of common stock	48	424
Principal payments on capital lease obligation	(663)	(597)

Net cash used in financing activities	(717)	(173)

Effect of exchange rate changes on cash	62	(29)

Net decrease in cash and cash equivalents	(8,216)	(3,446)
Cash and cash equivalents at beginning of period	18,823	22,777

Cash and cash equivalents at end of period	$10,607	$19,331

Supplementary cash flow data:
Cash paid during the period for interest	$1,137	$1,152
Cash paid during the period for taxes	$110	$357
See accompanying notes to condensed consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
1. Basis of Presentation
General
The accompanying condensed consolidated financial statements included herein, other than the condensed consolidated balance sheet at December 31, 2008, which has been derived from the audited balance sheet, are unaudited and reflect all adjustments (consisting only of normal recurring accruals) considered necessary by management for a fair statement of financial position as of September 30, 2009 and the results of operations for each of the three and nine months ended September 30, 2009 and 2008 and cash flows for the nine months ended September 30, 2009 and 2008. The results of operations and cash flows for the respective interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts within the condensed consolidated financial statements have been reclassified to conform to the 2009 presentation. The condensed consolidated financial statement should be read in conjunction with the audited consolidated financial statements, which were included as part of Osteotech, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2008 and the condensed consolidated financial statements, which were included as part of the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009 as filed with the Securities and Exchange Commission (“SEC”).
Recent Accounting Pronouncements
Except as noted below, or as described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and the Company’s Form 10-Q for the six month period ended June 30, 2009, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2009 that are of significance, or potential significance, to the Company.
Adopted
On January 1, 2008, the Company adopted the effective provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820-10 applies under a number of other accounting pronouncements that require or permit fair value measurements. Certain provisions of ASC 820-10, as they relate to non-financial assets and liabilities, were effective for the Company beginning on January 1, 2009. The adoption of the remaining provisions of ASC 820-10 had no material impact on the Company’s financial statements.
ASC 105-10, Generally Accepted Accounting Principles. ASC 105-10 is effective for the Company beginning September 15, 2009 and establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative United States generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the Form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts but rather, issues accounting standards updates (“ASU”). The adoption of ASC 105-10 had no material impact on the Company’s financial statements.
ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. ASU 2009-05 is effective for the Company for the period ended September 30, 2009. ASU 2009-05 provides guidance on the fair value measurement of liabilities under ASC 820-10. The adoption of ASU 2009-05 did not have any effect on the Company’s financial statements.
Subsequent Events
In connection with the preparation of the Company’s financial statements at September 30, 2009, subsequent events through November 6, 2009, the date of the issuance of the financial statements, have been evaluated. The Company is not aware of any significant events that occurred subsequent to the balance sheet date but previous to the filing of this report that would have a material impact on our condensed consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
2. Deferred Processing Costs
Deferred processing costs consist of the following:

	September 30,	December 31,
	2009	2008
Unprocessed donor tissue	$22,461	$16,922
Tissue in process	6,960	4,506
Implantable donor tissue	16,055	17,287

	$45,476	$38,715

Unprocessed donor tissue represents the value of such allograft bone tissue expected to be processed by the Company during the next twelve months. Unprocessed donor tissue expected to be processed in periods subsequent to one year of $2,969 and $7,618 at September 30, 2009 and December 31, 2008, respectively, are reflected in other assets.
3. Inventories
Inventories consist of the following:

	September 30,	December 31,
	2009	2008
Supplies	$423	$478
Raw materials	800	533
Finished goods	460	456

	$1,683	$1,467

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
The following table details certain information concerning the Company’s restricted stock units (“RSUs”) and stock options:

	RSUs		Options
					Weighted-
					Average
		Weighted-		Weighted-	Remaining
		Average		Average	Contractual
	Number of	Grant Date	Number of	Exercise	Term
	Shares	Fair Value	Shares	Price	(Years)
Outstanding, January 1, 2009	790,663	$4.88	1,390,962	$7.42
Granted	121,528	$3.41	100,000	$4.74
Vested RSUs or exercised options	(207,709)	$6.81	—	$—
Forfeited, cancelled or expired	(20,749)	$4.17	(52,900)	$25.90

Outstanding, September 30, 2009	683,733	$4.05	1,438,062	$6.56	4.3

Options exercisable			1,331,812	$6.71	3.8

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
The Company issued one stock option in 2009. The Company did not issue stock options during 2008. The fair value of stock options at the date of grant is determined using the Black-Scholes option-pricing model. The following assumptions were used to value the stock options:

Dividend yield	0
Expected term (years)	8.5
Expected volatility	73.4%
Risk-free interest rate	3.38%
Fair value of options granted	$3.58
The expected volatility is based on the historical volatility of the common shares of the Company, and the risk-free interest rate is based on the United States Treasury yield in effect at the time of the grant for the expected term of the stock options. The expected term was developed using the historical experience.
Share-based compensation, included in selling, marketing and general and administrative expenses, of $446 and $1,320 for the three and nine months ended September 30, 2009, respectively, and $450 and $1,278 for the three and nine months ended September 30, 2008, respectively, resulted in no tax benefit to the Company as a result of the Company providing a full valuation reserve on all deferred tax assets. For vesting RSUs, the Company, at its option, withholds shares equal to the employee’s tax liability and, as a result, the Company effectively pays the tax on its employees’ behalf.
At September 30, 2009, the unrecorded non-cash fair value based compensation expense with respect to nonvested share-based awards was $1,905 and the weighted average period over which that compensation will be charged to operations is 1.4 years.
Shares of common stock available for future issuance under stock compensation plans were 909,355 at September 30, 2009.
Stock Repurchase Program
In December 2008, the Company’s Board of Directors authorized a stock repurchase program under which up to $5.0 million of the Company’s common stock may be acquired. Stock repurchases may be executed from time to time at current market prices through open-market and privately negotiated transactions in such amounts as management deems appropriate. The final number of shares repurchased will depend on a variety of factors including the level of the Company’s cash and cash equivalents, price, corporate and regulatory requirements and other market conditions. The repurchase program may be terminated at any time without prior notice. Through September 30, 2009, the Company had acquired 115,670 shares of its common stock at an aggregate cost of $227.
5. Income Taxes
For the three and nine months ended September 30, 2009, the Company was not required to provide for Federal taxes but recorded a provision for certain state taxes. For the three and nine months ended September 30, 2008, the Company, after the application of available net operating loss carryforwards, provided for Federal taxes based on the alternative minimum tax method, as well as recorded a provision for certain state taxes. During the three and nine months ended September 30, 2009, certain unrecognized tax positions were effectively settled resulting in the recognition of tax benefits of $152 and $482, respectively. The Company continues not to recognize any Federal, state or certain foreign tax benefits, which were subject to full valuation allowances in accordance with ASC 740, “Income Taxes”. The Company intends to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of a valuation allowance that the Company has established. The Company evaluates its position with respect to the valuation allowances each quarter by taking into consideration numerous factors, including, but not limited to: past, present and forecasted results; the impact in each jurisdiction of operating activities; and the anticipated effects of the Company’s strategic plan.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2003 through 2007 tax years generally remain subject to examination by Federal, foreign and most state authorities including, but not limited to, the United States, France, Bulgaria and the State of New Jersey. During the three months ended September 30, 2009, the U.S. Internal Revenue Service (“IRS”) examination of the Company’s 2003 through 2004 Federal tax returns, the State of New Jersey’s examination of Company’s 2003 through 2006 state income tax filings and the French tax authority’s audit of the 2006 and 2007 tax filings by the Company’s French subsidiary were concluded. The IRS’s examination of the Company’s 2005 Federal tax return was concluded in the second quarter of 2009.
The audits resulted in the Company owing no additional tax, except for a minor amount of taxes payable as a result of the French tax audit, and the aggregate amount of the Company’s available Federal and State of New Jersey net operating loss carryforwards (“NOLs”) was not materially impacted. Certain Federal research and development credit carryforwards were eliminated. Any remaining minor items disallowed are expected to be deductible in future periods.
The components of the Company’s unrecognized tax benefits (“UTBs”) are substantially comprised of deferred tax assets which are subject to a full valuation allowance. If the Company prevails in matters for which either a receivable or a liability for a UTB has been established, is required to pay an amount or utilize NOLs to settle a tax liability, or estimates regarding a UTB change as a result in changes in facts and circumstances, the Company’s effective tax rate in a given financial reporting period may be affected.
Due mainly to the settlement of certain prior year unrecognized tax positions, subsequent to December 31, 2008, the Company’s gross UTB declined by $2,885 to $787. It is expected that the amount of UTBs will change in the next twelve months due mainly to expiring statutes of limitation, however, the Company does not anticipate the change, if any, to be significant.
6. Commitments and Contingencies
Litigation
There were no material developments that occurred during the nine months ended September 30, 2009 in the lawsuits reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Other Contingencies
During the quarter ended September 30, 2009, as a result of a notice from afssaps, a French regulatory agency, the Company again began the shipment of allograft tissue grafts processed from tissue recovered by the Company’s Bulgarian subsidiary. Suspension of shipment of these products had been self-imposed by the Company since December 2008 as a result of deficiencies, unrelated to product contamination, noted during afssaps inspections of donor recovery sites in Bulgaria. The Company however, needs to complete additional procedures, which it expects to complete in early 2010, before it releases a remaining $555 in tissue product.
7. Comprehensive Income (Loss)
Comprehensive income (loss) for the periods indicated is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss)	$(1,907)	$58	$(4,907)	$2,612
Currency translation adjustments	$78	(400)	67	(128)

Comprehensive income (loss)	$(1,829)	$(342)	$(4,840)	$2,484

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
8. Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss) available to common stockholders	$(1,907)	$58	$(4,907)	$2,612

Denominator for basic earnings (loss) per share, weighted average common shares outstanding	18,120,350	17,881,018	17,925,718	17,749,402
Effect of dilutive securities after application of the treasury stock method:
Restricted stock units	—	22,111	—	8,857
Stock options	—	90,771	—	96,060

Denominator for diluted earnings (loss) per share	18,120,350	17,993,900	17,925,718	17,854,319

Basic earnings (loss) per share	$(0.11)	$—	$(0.27)	$0.15

Diluted earnings (loss) per share	$(0.11)	$—	$(0.27)	$0.15

For the three and nine months ended September 30, 2009, common stock equivalent shares, consisting of stock options and RSUs, of 1,682,870 and 1,913,745, respectively, are excluded from the calculation of diluted loss per share as their effects are antidilutive. For the three and nine months ended September 30, 2008, common stock equivalent shares, consisting of stock options and RSUs, of 391,037 and 351,037, respectively, are excluded from the calculation of diluted earnings per share as their effects are antidilutive.
9. Fair Value Measurements
On January 1, 2008, the Company adopted the effective provisions of ASC 820 as they related to financial assets and liabilities, and on January 1, 2009, the Company adopted the remaining provisions of ASC 820 as they relate to non-financial assets and liabilities. Non-financial assets include goodwill and other intangible assets, property and equipment, and other long-term assets; non-financial liabilities include asset retirement obligations. ASC 820 provides a framework for measuring fair value, expands disclosures about fair value measurements and establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value, summarized as follows:
Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities;
Level 2: Observable market-based inputs or observable inputs that are corroborated by market data; and
Level 3: Unobservable inputs reflecting the Company’s own assumptions.
The following table sets forth the Company’s financial assets that were measured at fair value as of September 30, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Asset:
Money market funds	$5,770	$—	$—

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
Money market funds are classified as cash and cash equivalents in the Company’s condensed consolidated balance sheets.
10. Operating Segments
Summarized financial information concerning the Company’s segments is shown in the following tables.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenue:	2009	2008	2009	2008
DBM	$14,611	$14,023	$43,445	$47,564
Hybrid/Synthetics	894	816	2,289	2,187
Traditional Tissue	5,101	5,246	15,821	15,606
Spinal Allografts	1,966	1,943	5,708	6,479
Client Services	125	1,706	2,013	6,527
Other	264	329	1,087	884

	$22,961	$24,063	$70,363	$79,247

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Operating Income (loss):	2009	2008	2009	2008
DBM	$4,462	$4,262	$12,162	$15,345
Hybrid/Synthetics	(261)	104	(393)	(2)
Traditional Tissue	(220)	923	848	2,449
Spinal Allografts	320	(116)	871	(100)
Client Services	8	956	1,133	4,002
Other	(418)	115	(338)	577
Corporate	(5,624)	(5,578)	(18,555)	(19,398)

	$(1,733)	$666	$(4,272)	$2,873

For the three and nine months ended September 30, 2009, no customer accounted for more than 10% of revenue. For the three and nine months ended September 30, 2008, the Company had one customer which accounted for 12% and 13%, respectively, of revenue.
11. Other Income (Expense)
Certain components of Other Income (Expense) for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Other:	2009	2008	2009	2008
Foreign exchange gain (loss)	$74	$(277)	$116	$(53)
Litigation Settlement	—	—	—	1,000
Other	(16)	7	(10)	6

	$58	$(270)	$106	$953

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
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
Net Income (Loss)

	Three Months Ended			Nine Months Ended
(dollars in thousands, except per	September 30,			September 30,
share amounts)	2009	2008	Change	2009	2008	Change
Net income (loss)	$(1,907)	$58	$(1,965)	$(4,907)	$2,612	$(7,519)
Earnings (loss) per share:
Basic	$(0.11)	$—		$(0.27)	$0.15
Diluted	$(0.11)	$—		$(0.27)	$0.15
We generated a net loss for the third quarter and first nine months of 2009 compared to net income in the comparable prior year periods. The net losses in both periods were attributable to a more than expected decline in revenue which resulted in lower gross profit and a decline in gross margin. In the second quarter and first nine months of 2008, we realized income from a litigation settlement of $1.0 million.
Revenue
For the three months ended September 30, 2009, revenue was $23.0 million as compared to $24.1 million for the three months ended September 30, 2008. For the nine months ended September 30, 2009, revenue was $70.4 million compared to $79.2 million in the comparable prior year period.

The following table details the components of our revenue for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent				Percent
(dollars in thousands,)	2009	2008	Change	Change	2009	2008	Change	Change
DBM	$14,611	$14,023	$588	4%	$43,445	$47,564	$(4,119)	-9%
Hybrid/Synthetic	$894	$816	$78	10%	$2,289	$2,187	$102	5%
Traditional Tissue	$5,101	$5,246	$(145)	-3%	$15,821	$15,606	$215	1%
Spinal Allograft	$1,966	$1,943	$23	1%	$5,708	$6,479	$(771)	-12%
Client Services	$125	$1,706	$(1,581)	-93%	$2,013	$6,527	$(4,514)	-69%
Other	$264	$329	$(65)	-20%	$1,087	$884	$203	23%

	$22,961	$24,063	$(1,102)	-5%	$70,363	$79,247	$(8,884)	-11%

DBM Segment revenue, which consists of revenue from the sale of Grafton® DBM and Xpanse™ Bone Inserts and revenue from the processing of private label DBM, increased 4% for the three months ended September 30, 2009, as compared to the same period in 2008, mostly as a result of improved domestic pricing and an increase in private label DBM revenue. DBM Segment revenue decreased 9% for the nine months ended September 30, 2009, as compared to the same period in 2008, primarily as a result of the anticipated loss in revenue from the temporary suspension of distributing tissue recovered by our Bulgarian subsidiary and a decline in domestic unit sales volume. Revenue from Grafton® DBM and Xpanse™ Bone Inserts and revenue from private label DBM tissue forms increased 1% and 424%, respectively, in the third quarter of 2009 compared to the third quarter of 2008. Revenue from Grafton® DBM and Xpanse™ Bone Inserts and revenue from private label DBM decreased 8% and 22%, respectively, in the first nine months of 2009 compared to the prior year period, primarily as a result of lower unit sales volumes.
Revenue in the Hybrid/Synthetic Segment, which consists of revenue from our Plexur Biocomposites and GraftCage® Spacers, increased 10% in the third quarter of 2009 as compared to the same period in 2008 as a result of an increase in revenue from the GraftCage® Spacers. For the first nine months of 2009, increased Plexur P® revenue offset a decline in revenue from GraftCage® Spacers resulting in a 5% increase in revenue compared to the prior year period.
Traditional Tissue Segment revenue generated from the worldwide distribution of allograft bone tissue grafts decreased 3% in the third quarter of 2009 as compared to the same period in 2008 primarily due to a decrease in international unit sales volume. For the first nine months of 2009, increased domestic unit sales volume offset a decline in international revenue resulting in an increase of 1% in revenue compared to the same prior year period.
Revenue in the Spinal Allograft Segment increased 1% in the third quarter of 2009 as compared to the same period in 2008. For the first nine months of 2009, revenue in the Spinal Allograft Segment decreased 12% primarily due to a decrease in domestic unit sales volume. We anticipate continued competitive challenges for our spinal allografts in 2009.
Client Services Segment revenue, which is generated by the processing of allograft bone tissue for our clients, declined 93% and 69%, respectively, in the third quarter and first nine months of 2009 as compared to the same comparable periods in 2008. The revenue generated in 2009 relates mainly to the winding down of our relationship with the Musculoskeletal Transplant Foundation (“MTF”) as our contractual agreements expired at the end of 2008.
For the three and nine months ended September 30, 2009, international revenue was $4.6 million and $15 million, respectively, or 20% and 21% of total revenue. For the three and nine months ended September 30, 2008, international revenue was $5.1 million and $17.2 million, respectively, or 21% and 22% of total revenue. The reduction in revenue for the three and nine months ended September 30, 2009 mainly results from a decline in revenue from the Greek market, as a result of economic and government reimbursement conditions in Greece, and a loss of revenue in a key Asian market. We also now expect to recover less of the revenue we lost in the Asian market as a result of our self-imposed temporary suspension of the distribution of Bulgarian tissue which was lifted early in the third quarter.

For the three and nine months ended September 30, 2009, no customer accounted for more than 10% of revenue. For the three and nine months ended September 30, 2008, MTF accounted for 12% and 13% of revenue, respectively.
Gross Profit Margin

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2009	2008	2009	2008
Gross Profit	$10,459	$12,881	$33,957	$41,625
Gross Margin	46%	54%	48%	53%
In both the three and nine months ended September 30, 2009, gross margin declined from gross margin levels in the comparable prior year periods primarily due to lower unit processing volumes required to support lower revenues. Also impacting gross profit in the three and nine months ended September 30, 2009 was the cost of our annual plant preventative maintenance shutdown, which occurred in the second quarter in 2008, and a number of inventory reserves and adjustments.
Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent				Percent
(dollars in thousands)	2009	2008	Change	Change	2009	2008	Change	Change
Marketing, selling and general and administrative	$10,648	$10,476	$172	2%	$33,034	$33,479	$(445)	-1%
Research and development	$1,544	$1,739	$(195)	-11%	$5,195	$5,273	$(78)	-1%

	$12,192	$12,215	$(23)	0%	$38,229	$38,752	$(523)	-1%

Marketing, selling and general and administrative expenses were relatively flat in the three and nine months ended September 30, 2009 compared to the same prior year periods. In the three months ended September 30, 2009, selling expenses declined in absolute dollars although increased as a percentage of sales compared to the prior year period. In the nine months ended September 30, 2009, selling expenses increased over the comparable year period both in absolute dollars and as a percentage of sales. Marketing costs in both the three and nine months ended September 30, 2009 increased over the prior year amounts while general and administrative expenses in the 2009 periods have remained relatively flat when compared with the prior year periods. In the third quarter and first nine months of 2009, research and development expenses decreased 11% and 1%, respectively, as compared to the same periods in 2008, primarily due to several new tissue technologies and products moving from development to commercialization.

Operating Income (Loss) By Segment

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent				Percent
(dollars in thousands,)	2009	2008	Change	Change	2009	2008	Change	Change
DBM	$4,462	$4,262	$200	5%	$12,162	$15,345	$(3,183)	-21%
Hybrid/Synthetic	$(261)	$104	$(365)	-351%	$(393)	$(2)	$(391)	19550%
Traditional Tissue	$(220)	$923	$(1,143)	-124%	$848	$2,449	$(1,601)	-65%
Spinal Allograft	$320	$(116)	$436	-376%	$871	$(100)	$971	-971%
Client Services	$8	$956	$(948)	-99%	$1,133	$4,002	$(2,869)	-72%
Other Product Lines	$(418)	$115	$(533)	-463%	$(338)	$577	$(915)	-159%

	$3,891	$6,244	$(2,353)	-38%	$14,283	$22,271	$(7,988)	-36%
Corporate	$(5,624)	$(5,578)	$(46)	1%	$(18,555)	$(19,398)	$843	-4%

Operating Income (Loss)	$(1,733)	$666	$(2,399)	-360%	$(4,272)	$2,873	$(7,145)	-249%

Total product segment operating income, revenue less cost of revenue and marketing and selling expenses, for the third quarter and first nine months of 2009 declined as compared to the comparable prior year periods principally due to lower gross profit as a result of the decline in revenues. Marketing and selling expenses for the three months ended September 30, 2009 declined slightly from the comparable 2008 period but for the nine month period September 30, 2009 increased slightly compared to the prior year period although in both 2009 periods, revenue declined from the comparable prior year period. As a result, in the third quarter and first nine months of 2009, product segment operating income, as a percent of revenue, declined to 17% and 20%, respectively, compared to 26% and 28% respectively in comparable prior year period.
Costs and expenses associated with Corporate for the three months ended September 30, 2009 were flat when compared to the prior year period but declined in the nine month period ending September 30, 2009 compared to the prior year period primarily due to lower professional fees and performance based compensation expense.
Other Income (Expense)
In the third quarter and first nine months of 2009, other expense of $0.3 million and $1.0 million, respectively, primarily consists of interest expense associated with our capital lease obligation partially offset by foreign exchange gains. Interest income on our invested cash balances was not significant.
Other expense in the third quarter of 2008 of $0.5 million is principally the result of $0.4 million in interest expense associated with our capital lease obligation and $0.3 million in foreign exchange loss partially offset by interest income on invested cash balances. Other income in the first nine months of 2008 of $0.2 million was primarily the result of the litigation settlement of $1.0 million, interest income and foreign exchange gains of $0.4 million, principally on intercompany debt, which were partially offset by interest expense of $1.2 million.
Income Tax Provision
For the three and nine months ended September 30, 2009, we were not required to provide for Federal taxes but recorded a provision for certain state taxes. For the three and nine months ended September 30, 2008, after the application of available net operating loss carryforwards, we provided for Federal taxes based on the alternative minimum tax method, as well as recorded a provision for certain state taxes. During the three and nine months ended September 30, 2009, certain unrecognized tax positions were effectively settled resulting in the recognition of tax benefits of $152 and $482, respectively. We continue not to recognize any Federal, state or certain foreign tax benefits, which were subject to full valuation allowances in accordance with ASC 740, “Income Taxes”. We intend to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of a valuation allowance that we have established. We evaluate our position with respect to the valuation allowances each quarter by taking into consideration numerous factors, including, but not limited to: past, present and forecasted results; the impact in each jurisdiction of operating activities; and the anticipated effects of our strategic plan.
We file United States, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2003 through 2007 tax years generally remain subject to examination by Federal, foreign and most state authorities including, but not limited to, the United States, France, Bulgaria and the State of New Jersey. During the three months ended September 30, 2009, the U.S. Internal Revenue Service (“IRS”) examination of our 2003 through 2004 Federal tax returns, the State of New Jersey’s examination of our 2003 through 2006 state income tax filings and the French tax authority’s audit of the 2006 and 2007 tax filings by our French subsidiary were concluded. The IRS’s examination of our 2005 Federal tax return was concluded in the second quarter of 2009.

The audits resulted in us owing no additional tax, except for a minor amount of taxes payable as a result of the French tax audit, and the aggregate amount of our available Federal and State of New Jersey net operating loss carryforwards (“NOLs”) was not materially impacted. Certain Federal research and development credit carryforwards were eliminated. Any remaining minor items disallowed are expected to be deductible in future periods.
The components of our unrecognized tax benefits (“UTBs”) are substantially comprised of deferred tax assets which are subject to a full valuation allowance. If we prevail in matters for which either a receivable or a liability for a UTB has been established, are required to pay an amount or utilize NOLs to settle a tax liability, or estimates regarding a UTB change as a result in changes in facts and circumstances, our effective tax rate in a given financial reporting period may be affected.
Due mainly to the settlement of certain prior year unrecognized tax positions, subsequent to December 31, 2008, our gross UTB declined by $2,885 to $787. It is expected that the amount of UTBs will change in the next twelve months due mainly to expiring statutes of limitation; however, we do not anticipate the change, if any, to be significant.
Liquidity and Capital Resources

	September 30,	December 31,
(dollars in thousands)	2009	2008
Cash and cash equivalents	$10,607	$18,823
Working Capital	$58,521	$55,624
Stockholders’ equity	$78,952	$82,850
Summary of our cash flow:

	Nine Months Ended
	September 30,
	2009	2008
Net cash provided by (used in) operating activities	$(5,829)	$2,371
Net cash (used in) investing activities	$(1,732)	$(5,615)
Net cash (used in) financing activities	$(717)	$(173)
Effect of foreign currency exchange rates on cash	$62	$(29)

Net decrease in cash and cash equivalents	$(8,216)	$(3,446)

Cash Flow From Operating Activities
Net cash used by operating activities was $5.8 million in the first nine months of 2009 compared to $2.4 million provided by operating activities in the first nine months of 2008. The change resulted primarily from the net loss for the first nine months of 2009 compared to a profit in the prior year period and an increase in accounts receivable as a result of more of our customers managing their internal cash position due to the current economic downturn. During the nine months ended September 30, 2009, we reduced our investment in unprocessed tissue and finished goods by $0.9 million and $1.2 million, respectively, which was partially offset by a $2.5 million increase in tissue-in-process. During 2009, accounts receivables increased $1.4 million and accounts payable and accrued expenses declined $3.6 million, both factors negatively impacting cash flow from operating activities.
Cash Flow From Investing Activities
Net cash used in investing activities was $1.7 million and $5.6 million for the nine months ended September 30, 2009 and 2008, respectively, and principally relates to the funding of capital expenditures and intellectual property. We anticipate that for the balance of 2009, the funding of capital expenditures and patent development will continue to be below our 2008 levels.
Cash Flow From Financing Activities
Net cash used in financing activities of $0.7 million for the nine months ended September 30, 2009 primarily relates to principal payments on our capital lease obligation of $0.7 million. In 2008, payments of $0.6 million on our capital lease obligation were offset by proceeds of $0.4 million from the exercise of stock options and the sale of common stock pursuant to our employee stock purchase plan.

Financing Needs
At September 30, 2009, cash and cash equivalents were $10.6 million, a decline of $8.2 million from cash and cash equivalents of $18.8 million at December 31, 2008. The decline in cash over the first nine months of 2009 was primarily attributable to the net loss, continued investments in working capital, funding capital expenditures and making required principal payments on our capital lease obligation. We have instituted plans to recover some of our investments in working capital, but we will still fund additional investments in capital expenditures and make payments under the capital lease obligation. We are instituting cost reduction programs to align our infrastructure and initiatives with the size of our revenue base. In addition, we are currently focused on the launch of several new tissue products from our new, proprietary technology platforms which we believe will provide revenue growth in future periods. Revenue growth is the most important factor in achieving the benefits of our internal financial model by leveraging our processing operation and back office infrastructure. All of these efforts are important components of our plan to reduce the cash burn rate. Based on our current projections and estimates, we believe that our currently available cash and cash equivalents and the cash generated from the actions noted above, will be sufficient to meet our forecasted cash needs for the next twelve months. We can provide no assurance our efforts will be successful to recover some of the investments we have made in working capital, that our cost reduction programs will be effective, that our new products will be accepted in the market or that we will realize the benefits of our internal financial model. Our future liquidity and capital requirements will depend upon numerous factors, including:
•
the progress of our product launch and product development programs and the need and associated costs relating to regulatory approvals, if any, which may be needed to commercialize some of our products under development; and

•	the resources we devote to the development, manufacture and marketing of our services and products.
Should we not attain our current projections and estimates, the pace of new product introductions and development can be effected. We may seek additional funding to meet the needs of our long-term strategic plans. We can provide no assurance that such additional funds will be available or, if available, that such funds will be available on favorable terms.
Repurchase of Common Stock
In December 2008, our Board of Directors authorized a stock repurchase program under which up to $5.0 million of shares of our common stock may be acquired. Stock repurchases may be executed from time to time at current market prices through open-market and privately negotiated transactions in such amounts as management deems appropriate. The final number of shares repurchased will depend on a variety of factors, including the level of our cash and cash equivalents, price, corporate and regulatory requirements and other market conditions. The repurchase program may be terminated at any time without prior notice. During the first quarter of 2009, we repurchased 50,480 shares with an average price paid of $2.02 per share. We made no repurchases in the second or third quarter of 2009. Through September 30, 2009, we had acquired 115,670 shares of our common stock at an average purchase price of $1.96 per share.
Recent Accounting Developments
For information on new accounting standards, refer to Note 1, Recent Accounting Pronouncements, in “Notes to Unaudited Condensed Consolidated Financial Statements” included elsewhere herein.
Contractual Obligations
As of September 30, 2009, there were no material changes in our contractual obligations from that disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008.

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
The majority of our sales to international stocking distributors are denominated in U.S. dollars. Generally, our results of operations are directly or indirectly positively impacted by a weakening of the U.S. dollar against the euro or a weakening of the U.S. dollar against the other local foreign currencies in countries to which we sell. During the first half of 2009, the U.S. dollar remained flat against the euro whereas during the three months ended September 30, 2009 the dollar weakened against the euro by 4.2% resulting in a gain of $0.1 million in each of the periods.
For the nine months ended September 30, 2008, the U.S. dollar strengthened against the euro by approximately 3.7% resulting in our incurring a loss of $0.1 million on transactions denominated in foreign currencies, and $0.1 million on the translation of our non-U.S. operations’ financial statements to U.S. dollars. For the three months ended September 30, 2008, a period in which the U.S. dollar strengthened by 11.9%, transaction and translation losses incurred were $0.3 million and $0.4 million, respectively.
Litigation
Osteotech is involved in various legal proceedings. For a discussion of these matters see, Note 14 of “Notes to Consolidated Financial Statements” and Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2008. There were no material developments that occurred during the three months ended September 30, 2009 in the lawsuits reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. We are not aware of any other material matters or legal proceedings initiated against us during the nine months ended September 30, 2009.
It is possible that our results of operations or liquidity and capital resources could be adversely affected by the ultimate outcome of pending litigation or as a result of the costs of contesting such lawsuits.
Government Proceedings
During the quarter ended September 30, 2009, as a result of a notice from afssaps, a French regulatory agency, we again began the shipment of allograft tissue grafts processed from tissue recovered by our Bulgarian subsidiary. Suspension of shipment of these products had been self-imposed by us since December 2008 as a result of deficiencies, unrelated to product contamination, noted during afssaps inspections of donor recovery sites in Bulgaria. We however, need to complete additional procedures, which we expect to be complete in early 2010, before we release a remaining $555 in tissue product.
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
We sell our products to hospitals in the United States and to stocking distributors internationally. Stocking distributors in turn sell to hospitals or other medical establishments and, in many instances, individual stocking distributors maintain higher individual balances with longer payment terms. Loss, termination or changes in financial condition of a distributor, as well as a change in medical reimbursement regimens by foreign governments where our products are sold, along with changes in the U.S. dollar/euro exchange rate or changes in local currency exchange rates relative to the U.S. dollar, in international countries where our distributors operate, could have a material adverse effect on our financial condition and results of operations.
At September 30, 2009 and December 31, 2008, international stocking distributors accounted for 42% and 30% respectively of our accounts receivable. At September 30, 2009, the balance due from our stocking distributor in Greece was $1.3 million and represented 7% of our total accounts receivable an increase from $0.8 million and 5% at December 31, 2008. As a result of delays in Greek government medical cost reimbursements to hospitals, a substantial portion of this stocking distributor’s account with us is past due for which no reserve for uncollectabilty has been provided. We continue to monitor the reimbursement issue in Greece and the realizability of amounts due.

Included in other assets in our consolidated balance sheet is $2.0 million of goodwill related to our international business. Our assessment of the carrying value of goodwill is dependent on various assumptions including revenue growth, which is dependent upon expansion of geographic markets and new product introductions. We annually test goodwill for impairment effective as of January 1st. The assessment of goodwill is based on a variety of assumption, which we believe are appropriate to such assessment. Changes to the underlying assumption may result in a different valuation and such result, could have a material adverse impact on our results of operations.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2009 related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission (“SEC”). These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including our principal executive officer and principal financial officer, by others within our organization, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. Based upon their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2009.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act, during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
There were no material developments that occurred during the three months ended September 30, 2009 in the proceedings reported under Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2008. We are not aware of any other material legal proceedings initiated against us during the three months ended September 30, 2009.
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
Item 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit		Page
Number	Description	Number
3.1	Restated Certificate of Incorporation of Osteotech, as amended (incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K, filed on March 27, 2002)
3.2	Fifth Amended and Restated Bylaws of Osteotech (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed on November 7, 2007)
10.1	Nontransferable Independent Director Stock Option Agreement, dated July 1, 2009, between the Company and Kenneth Fallon	+
10.2	Amendment No. 1 to Nontransferable Independent Director Stock Option Agreement between the Company and Kenneth Fallon, dated September 3, 2009	+
10.3	Form of Letter Agreement between the Company and Non-Employee Directors, dated September 3, 2009	+
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

+	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2009	Osteotech, Inc. (Registrant)
Date: November 9, 2009	By:	/s/ Sam Owusu-Akyaw
Sam Owusu-Akyaw
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2009	By:	/s/ Mark H. Burroughs
Mark H. Burroughs
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit		Page
Number	Description	Number
10.1	Nontransferable Independent Director Stock Option Agreement, dated July 1, 2009, between the Company and Kenneth Fallon	+
10.2	Amendment No. 1 to Nontransferable Independent Director Stock Option Agreement between the Company and Kenneth Fallon, dated September 3, 2009	+
10.3	Form of Letter Agreement between the Company and Non-Employee Directors, dated September 3, 2009	+
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

+	Filed herewith.