Form 10-K
period 2009-12-31
OSTEOTECH INC
filed 2010-03-08
CIK 874734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      to
COMMISION FILE NUMBER: 001-34612
OSTEOTECH, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	13-3357370 (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
51 James Way, Eatontown, New Jersey, 07724
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)
(732) 542-2800
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share Preferred Stock Purchase Rights	NASDAQ Global Market
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such file). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “and” “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity, held by non-affiliates of the registrant based on the last reported sale price of the common stock on June 30, 2009 was approximately $77,868,965.
The number of shares of the registrant’s common stock, $.01 par value, outstanding as of March 1, 2010 was 18,076,546.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive 2010 Proxy Statement which will be filed pursuant to Regulation 14A, have been incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

OSTEOTECH, INC.
2009 Form 10-K Annual Report

i

The following trademarks appear in this Annual Report: OSTEOTECH®, GRAFTON® Demineralized Bone Matrix (DBM), Xpanse® Bone Insert, PLEXUR® Biocomposites, Plexur P® Biocomposite, Plexur M® Biocomposite, HCT™ (human collagen technology), DuraTech™ BioRegeneration Matrix, MagniFuse™ Bone Graft, FacetLinx™ Fusion Technology, GRAFTECH® Bio-implants, and GRAFTCAGE® Spacer, which are trademarks of Osteotech, Inc. OSTEOPURE® Allogeneic Cancellous Tissue is a foreign registered trademark of OST Developpement SA.

ii

PART I
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

Item 1.	Business
Company Overview
We are a leading technology company that develops innovative and efficacious biologic products for regenerative medicine. We are focused on creating innovative technology platforms that will provide a variety of procedural specific biologic products to address the changing needs of orthopedic surgery and healthcare in general. By developing specific products for specific surgical procedures, we believe we will be able to provide the surgeon with the “right product at the right time for the right procedure” and therefore improve patient outcomes. We are currently focused on three new technology platforms: MagniFuse™, Plexur® and HCT™ (human collagen technology). Each of these technologies have already generated and we expect will continue to generate a variety of procedural specific products allowing us to pursue opportunities in existing and new markets. Our legacy business lines, led by our proprietary Grafton® Technology, have provided us with a base of business. These legacy business lines allow us to cover overhead and manufacturing capacity as we drive the launch of new products from the MagniFuse™, Plexur® and HCT™ technologies. We believe our new technologies led by the MagniFuse™, Plexur® and HCT™ technology platforms will drive our future growth.
Our goal is to utilize our technology platforms to develop tissue forms and products (collectively referred to herein as “Products”) to create procedure specific solutions to repair, replace or heal bone and tissue loss caused by trauma, disease or surgical intervention and to augment prosthetic implant procedures, to facilitate spinal fusion and to replace and/or repair damaged ligaments, tendons and other tissues within the human body. We provide our biologic solutions to orthopedic, spinal, trauma, neurosurgical and oral/maxillofacial surgeons for use in various surgical procedures.
Leveraging our expertise in tissue technology, we have developed innovative processes and proprietary products that are widely used today. We believe our processing knowledge and technology are key factors supporting our safety record, having processed over 4.6 million tissue grafts without a confirmed case of disease transmission. We believe this safety record is due to the rigorous screening and tissue recovery techniques used by our tissue partners, extensive donor testing, and our quality assurance and processing protocols.
Our Strategy
Our business objective is to be the leading provider of biologic solutions for regenerative healing. Pursuing this objective, we believe that the execution of these actions will provide a solid basis for success and allow us to:
•	Create a sustainable growth oriented business model;

•	Drive our biologic brands through science and surgeon education;

•	Make innovation, quality and procedural specific application the centerpiece of our product differentiation;

•	Incubate and invest in new, diverse technology platforms; and

•	Augment our proprietary intellectual property position.

To achieve these key imperatives, we are pursuing the following business strategies:
Increase Distribution Effectiveness — We have been and continue to be focused on improving the effectiveness of our world-wide distribution channel. We have made and expect to continue to make investments in sales distribution channels to increase market penetration. In 2010, our sales teams will focus on driving surgeon use of a new portfolio of products that includes the MagniFuse™ Bone Graft, Plexur M® Innovative Grafting, FacetLinx® Fusion Technology and, when cleared by the Food and Drug Administration (FDA), the DuraTech™ BioRegeneration Matrix. At the same time, we plan to have the sales team defend the market positions of our legacy product lines to retain the base line revenue level achieved by these legacy product lines. To be successful in our distribution effectiveness initiatives, we need to increase unit sales growth while maintaining average selling prices. Ultimately, our financial model is predicated on generating higher gross margins which will be driven mainly by the margin profiles on our new Products and increasing the level of unit volume going through our primary processing facility effectively leveraging our fixed costs.
As of December 31, 2009, we employed a sales and marketing team consisting of 40 employees, including sales management and direct sales representatives. In addition, we engaged approximately 40 independent sales agencies (representing approximately 750 sales representatives) in the United States. Our sales and marketing team coordinates our efforts in the United States, Europe, Latin America and Asia, which, along with the independent sales agencies and distributors, educate surgeons as to the benefits and applications of our Products.
Improve Profitability and Cash Flow — We intend to utilize the success of the distribution effectiveness initiatives to drive improved profitability and to generate positive cash flow. Increases in unit sales volume will allow us to unlock the financial model we have created, effectively leveraging the efficiencies already implemented in manufacturing and other back office functions. In 2010, we plan to reduce costs and expenses throughout the organizations as our primary focus will be on the launch of new products. We will continue to try to further reduce manufacturing lead times and obsolescence exposure and increase tissue yields. To augment cash flow, we plan to generate cash from operations, reduce tissue inventories and limit investments in plant and equipment and other components of working capital.
Develop and Introduce New Procedure Specific Biologics — Our research and development team has a broad breadth of knowledge and experience in the healing of the musculoskeletal system of the human body. We plan to utilize this core competency to continue to create new innovative, procedure specific biologic products for surgeons and their patients. We also plan to leverage this core competency to create differentiated biologic products for other healthcare related markets expanding the number and size of the markets in which we participate. We launched several new products in 2009 and anticipate launching additional biologic products into the healthcare market over the next several years.
We expect that we will focus on each of our imperatives, strategies and tactics in 2010 and beyond. The methods we use to carry out our efforts in each period will be driven by the facts and circumstances in effect as they exist at that time, some of which may be out of our control. As such, we can provide no assurance that we will be successful in achieving any of our objectives.
Products
Today, we provide biologic products for use in orthopedic, spinal, trauma, neurosurgical and oral/maxillofacial surgical procedures. Eventually, we plan to provide biologic products for surgical and other procedures for dura mater repair and replacement, sports medicine, wound care and other soft tissue repair areas of the human body. Our objective is to be a leader in the emerging field of biologic products for regenerative medicine which are utilized to assist the body with healing and restoration of function. We believe the potential markets in regenerative medicine are and will continue to expand due to a number of factors, including:
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

We plan to focus our research efforts on developing innovative, proprietary biomaterials from platform technologies, such as MagniFuse™, Plexur®, Grafton® and HCT™. Our efforts will focus on developing safe, clinically efficacious and cost effective biologic products to provide surgeons with procedural solutions that achieve superior patient outcomes. We believe that most, if not all, of the new products we develop will follow the 510(k) pathway with the FDA. As we introduce new products, we will need to gather human clinical information to supplement our marketing and sales efforts. To effectuate this process, we intend to distribute these new products initially to specific surgeons and hospitals who we believe are key opinion leaders in the related surgical specialties. We then plan to utilize this clinical information as part of our world-wide launch of such new products.
•
During 2009, we initiated the limited launch of three innovative products and filed an application with the FDA for marketing clearance of a fourth new product. We continue to distribute Grafton® DBM (demineralized bone matrix), Xpanse® Bone Inserts and other allograft based products, including Graftech® Structural Allografts, Plexur P® Biocomposites and traditional tissues.

•
Delivered in a resorbable self-contained delivery system, MagniFuse™ provides an optimized biologic scaffold that creates a highly exposed surface area comprised of 100% bone material. Based upon proprietary processing and manufacturing technologies, MagniFuse™ delivers a higher concentration of multiple natural human growth factors. Its mesh delivery system ensures a targeted and contained delivery of the biologic; avoiding graft migration and the adverse bone healing effects reported with other grafting materials on the market. MagniFuse™ is radiopaque providing confirmation of proper intra-operative and post-operative graft placement, easily conforms to the surgical site, has exceptional porosity and accommodates sutures or tacks.

•
Plexur M® is a moldable, settable and machinable biologic implant that fully remodels into new bone. Its handling and radiopacity gives orthopedic surgeons the ability to mold the graft to fit irregularly shaped defects and restore the anatomy, as well as to place adjunctive hardware without graft fragmentation.

•
FacetLinx™ is an innovative way to immobilize and fuse the thoracic and lumbar facet joints. Its cruciform shape serves to lock the two surfaces of the facet joint together in a way that decreases motion immediately. We believe the design of the FacetLinx™ implant is an important evolution over other facet fusion systems since it resists motion and ensures accurate, consistent and reproducible surgical procedures.

•
The first biologic developed under our proprietary HCT™ Technology is the Duratech™ BioRegeneration Matrix. Once approved by the FDA, Duratech™ is expected to be used to repair or replace the dura mater during a variety of cranial procedures. Duratech™ has been specially designed to be highly conformable, is safely stretchable and provides a superior tear resistance to sutures.

•
We believe GRAFTON® is the “Gold Standard” in demineralized bone matrix biologics with 19-years of safety and clinical efficacy. We believe Grafton® has more clinical studies and higher levels of evidence than any other demineralized bone matrix product on the market with over 50 published studies in peer reviewed journals supporting its use throughout the entire skeleton. Grafton’s® proprietary processing technologies provide an efficacious biologic used throughout orthopedic surgery to help repair or replace bone loss due to surgery or trauma. Our Grafton® franchise also includes the Xpanse® Bone Insert, which is based on our proprietary fiber technology and is designed to expand and contour to the endplates, creating a perfect osteoconforming matrix for cellular penetration and bone formation.

•
Plexur P® is a structural biocomposite affording surgeons the ability to customize pre-formed shapes to maintain angled corrections, restore articular surface heights and facilitate fusions. Its unique physical properties make Plexur P® a resilient scaffold to facilitate reconstructions. Plexur P® can easily be cut with a scalpel, can be drilled to accommodate hardware without shedding, crumbling or shattering and does not fracture when compressed.

Osteotech also offers a comprehensive portfolio of surface demineralized bioactive structural spine implants (Graftech® Bioimplants), traditional weight-bearing and non weight-bearing allografts and soft tissues.
Sales and Distribution
We currently utilize several different sales models to distribute our Products depending on the nature of the product or market, including:
•
Access Based Sales — In the United States we have engaged a number of non-stocking sales agencies to distribute our Products. These sales agencies are supported by a field management team made up of senior executives, area vice presidents, district sales managers and sales specialists. The focus of this model is to utilize the “access” these sales agencies already possess with surgeons and hospitals to increase the number of procedures in which our Products are utilized. These sales agencies represent both large and small organizations, and we are particularly focused on increasing the number of and effectiveness of the larger organizations. These larger sales agents have higher revenue growth expectations and are able to receive higher commission rates for their performance.

•
Direct Sales — Our U.S. sales channel is dominated by independent sales agents and sales representatives, but we have several direct sales representatives. We continue to watch the effectiveness and productivity of our direct representatives and, as we gain additional experience with this sales model, may hire additional direct sales representatives in the future.

•
Stocking Distributor Sales — In our international markets, we have been mainly using stocking distributors to market our Products to end users. We support the stocking distributors through a team of international sales executives who oversee our efforts in Europe, Latin America and Asia. We expect to continue to utilize this model internationally as we expand our presence in existing markets and enter new countries.

•
Channel Partners — We also utilize other companies, such as BioHorizon Medical, Inc., to distribute our Products. These channel partners distribute our products in specialty areas not part of the normal call patterns of our other sales teams. We expect to continue to utilize channel partners, as the situation warrants.

Competition
Our Products compete against bone graft substitutes, such as bone morphogenic proteins, human-based allograft products, xenogenic products and synthetics, which are developed, manufactured and/or distributed by numerous competitors. Competition is intense and our Products have faced, and we believe will continue to face, significant competitive pressures. Many of our competitors have partnered with large orthopedic companies to market their products. These large orthopedic companies have marketing, distribution channel access and other resources that are significantly greater than ours. They also offer a full line of orthopedic-related supplies and materials, which could give them a competitive advantage over us because they can offer surgeons a more complete line of products.

Technological change is one of the most important keys to success, especially as industry standards and requirements evolve. Surgical, patient and procedural complexity are important factors and we want to provide surgeons with a choice of products that meet the clinical needs. A second key to success is educating surgeons about biologics and the art of tissue grafting. Surgeons have traditionally had access to an array of competitive products that offer solutions over a broad range of applications. We have focused our efforts to create safe, clinically efficacious and cost effective biologic products that achieve superior patient outcomes. We believe this course of action will provide us with a competitive advantage in the marketplace.
We compete with companies both large and small in all of our existing product lines. Competition is strong without regard to the number and size of the competing companies involved. Competition in research, involving the development and the improvement of new and existing products and processes, is particularly significant. We compete directly with organizations such as: Medtronic, Inc.; Synthes Inc.; Integra Life Sciences Holdings Corporation; RTI Biologics, Inc.; LifeNet Health, Inc.; Musculoskeletal Transplant Foundation; Allosource; Orthovita, Inc.; Johnson & Johnson Services, Inc.; Wright Medical Technology, Inc.; Apatech, Inc.; and other large and small companies.
Research and Development
We are engaged in continuing research and development efforts to develop technological advances in regenerative medicine. We are also aggressively pursuing efforts to improve upon and maintain the safety, efficacy and performance of our Products, increase the amount of transplantable tissue derived from each donor and reduce processing costs through efficiency advances. We believe all of our technology platforms have broad patent positions to protect our intellectual property and utilize proprietary processing methods. During 2009, 2008, and 2007 we spent approximately $6.5 million, $7.4 million and $5.7 million, respectively, on research and development activities.
Currently our research and development activities are focused on three technology platforms, MagniFuse™, Plexur® and HCT™. In 2009:
•	From the MagniFuse™ Technology, we launched the MagniFuse® PL, MagniFuse® PC and MagniFuse® SD to address posterolateral and posterior cervical spinal fusion and spinal deformity procedures.

•	From the Plexur® Technology, we launched the Plexur M® Innovative Grafting for trauma, orthopedic reconstruction and oncology related procedures.
We also filed an application with the FDA for marketing clearance of the Duratech™ BioRegeneration Matrix, the first product developed under our proprietary HCT™ Technology.
MagniFuse™ Technology — The MagniFuse™ Technology utilizes a highly active biologic material derived from an allograft source material containing higher concentrations of multiple natural human growth factors. This formulation is delivered in a unique, resorbable mesh bag delivery-containment system that is sized for specific surgical procedures to eliminate graft migration. Products developed from this technology are radiopaque enabling surgeons to view the material intra- and post-operation.
Plexur® Technology — The Plexur® Technology is a combination of cortical bone tissue with a broad range of bioresorbable polymers. This family of biomaterials provides a porous osteoconductive matrix with controlled remodeling, and depending on the material, substantially differentiated handling characteristics.
HCT™ Technology — The HCT™ Technology utilizes our engineered human-based collagen to develop products for key surgical specialties, including dura mater repair or replacement, rotator cuff repair, wound care and abdominal wall repair. We believe there are many product opportunities in other surgical specialties as we continue to further develop this technology.

Business Segments
We develop, process and distribute biologic Products throughout the orthopedic market. The vast majority of our Products are processed from donated allograft bone tissue at our processing facility located in New Jersey. We group our Products into a number of business segments to be reflective of our business strategies, technology and development activities, and distribution efforts. Any product not falling within our business segments is included in “other”. We also have a Corporate Segment, which includes the costs associated with general and administrative, regulatory and research and development activities.
Revenue in the DBM Segment is primarily related to the marketing of Grafton® DBM and Xpanse® Bone Inserts to end users through our sales teams and distribution partners and also includes revenue from our processing of a private label DBM, pursuant to a relationship governed by an agreement with DePuy Orthopaedics, Inc. and DePuy Spine, Inc. and LifeNet Health, Inc., which expires in January 2011. DBM is utilized in a wide variety of orthopedic and dental procedures while Xpanse® Bone Inserts are used primarily in spinal fusion procedures.
The Hybrid/Synthetic Segment primarily reflects revenue from products developed under our proprietary MagniFuse™ and Plexur® Technologies, including the MagniFuse™ BoneGraft, Plexur M® Innovative Grafting and Plexur P® Biocomposites. MagniFuse™ BoneGrafts are mainly utilized in spinal procedures. Plexur® Biocomposites are utilized primarily in trauma, orthopedic reconstructions, foot and ankle and oncology-related procedures.
In the Traditional Tissue Segment, we distribute mineralized weight-bearing and non-weight bearing tissue forms, which are utilized in a wide variety of orthopedic procedures, and soft tissue grafts. The weight-bearing tissue forms include femoral cross sections, fibula wedges and cortical struts and the non-weight bearing tissue forms include cancellous and cortical chips. Soft tissue grafts are utilized primarily in sports medicine procedures.
Revenue in the Spinal Allograft Segment is generated from the distribution to hospitals and surgeons of our line of Graftech® Bio-implant spacers and ramps. Graftech® Bio-implants are utilized primarily in spinal fusion procedures.
Revenue in the Client Services Segment is generated from the processing of donor tissue into traditional tissue forms. Revenue generated in this segment will be insignificant in the future.
Information relating to our revenue for the years ended December 31, 2009, 2008 and 2007 by geographic area is summarized as follows:

(in thousands)	United States	International	Consolidated

2009	$76,913	$19,765	$96,678
2008	$82,459	$21,355	$103,814
2007	$85,682	$18,595	$104,277
For a discussion of (1) financial information about our segments for the years ended December 31, 2009, 2008 and 2007 and our long-lived assets by geographic area as of December 31, 2009, 2008 and 2007, see Note 19 of “Notes to Consolidated Financial Statements” in Item 8 of Part II of this Form 10-K, and (2) our deferred tax asset as of December 31, 2009 and 2008, see Note 13 of “Notes to Consolidated Financial Statements” in Item 8 of Part II of this Form 10-K. In 2009, no customer accounted for more than 10% of revenue. In 2008 and 2007, MTF accounted for $14.2 million and $16.2 million, or 14% and 16%, respectively, of revenue.
Tissue Supply Strategy
Allograft bone tissue in the United States is generally procured by a network of Organ Procurement Organizations and tissue banks. The suitability of allograft bone tissue for transplantation is dependent on the tissue recovery techniques, the multiple screening and testing procedures employed and the methods used in the processing of the tissue. We have developed techniques and technologies for the processing of allograft bone tissue that preserve the natural properties of the tissues and significantly reduces the risk of the transmission of infectious agents. The proprietary processes that we utilize for certain of our Products have been validated to inactivate a panel of viruses, including HIV-1, HIV-2, hepatitis B and C, cytomeglia, syphilis and polio.

To ensure that we have an adequate supply of allograft bone tissue to meet the market demand for our Products and for any new Products that we may develop in the future, we continue to be engaged in an effort to solidify the relationships we have with existing clients and tissue banks, and we continue to actively search for new relationships. We intend to invest, as appropriate, in new and/or expanding tissue recovery activities with tissue recovery organizations, organ procurement organizations, and tissue banks. We also have established tissue recovery programs in France and Bulgaria, both of which have been granted tissue bank status in the countries in which they are located, to recover allograft bone tissue, and in certain circumstances other tissue types, which we expect to utilize to support our sales and marketing activities outside the United States. We continue to look for additional opportunities to establish additional tissue recovery programs throughout the world. Based upon our current forecast, we believe that we have sufficient inventories and sources of allograft bone tissue to meet our projected needs for the next several years.
We receive and process allograft bone tissue in the form of “whole” donors, which includes cortical, cancellous and soft tissues, in the form of cortical “shafts” or femoral heads. The majority of our tissue-based products are processed primarily from cortical bone tissue, which is one of the major reasons our tissue supply strategy is focused on obtaining cortical tissue. We believe there is cortical tissue available from a number of sources as tissue banks partially process the whole donors they receive and utilize the cancellous and soft tissues, but do not effectively utilize the cortical tissue because the tissue banks may not have the proprietary technology to effectively prepare the cortical tissue into desirable products. We expect to obtain whole donors, if available, and cortical shafts to support our growth strategies.
Government Regulations
The FDA and certain state and foreign governmental agencies regulate our medical devices, tissue-based products and tissue-banking activities. Failure to comply with these regulations may subject us to administrative or judicial sanctions, such as the FDA’s refusal to clear or approve pending applications, withdrawal of clearances and approvals, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, civil penalties, injunctions and/or criminal prosecution. Further, if our suppliers do not meet their regulatory requirements, their non-compliance could adversely impact our business.
In the United States, certain of our tissue-based and other products are regulated as medical devices under the Food, Drug, and Cosmetic Act while other tissue-based products are regulated by the FDA as human tissue-based products under section 361 of the Public Health Service Act. Tissue banking activities and tissue-based and other products are regulated in virtually all countries in which we operate. The regulatory schemes and specific requirements for tissue-based products and tissue banking activities vary from country-to-country. There are no common or harmonized regulatory approvals or programs for these products and activities.
FDA regulations require the clearance or approval of a medical device before it may be legally marketed in the United States. There are two processes by which medical devices receive clearance or approval. Products may qualify for clearance under the 510(k) process, in which the manufacturer or processor demonstrates that its product is substantially equivalent to another lawfully marketed product (i.e., that the product has the same intended use and is as safe and effective as a lawfully marketed product and does not raise questions of safety and effectiveness different from those of the lawfully marketed products). 510(k) submissions usually include safety and performance data, and in some cases, clinical data. Marketing may commence if and when the FDA issues a 510(k) clearance letter finding substantial equivalence. Medical devices that do not qualify for the 510(k) process may not be distributed until the FDA has approved a premarket approval application (PMA). A PMA must demonstrate product safety and effectiveness and usually includes the results of preclinical and clinical studies. Such clinical studies must be conducted in compliance with FDA requirements, including international standards of good clinical practice and be reviewed by an Institutional Review Board. Moreover, clinical studies of devices posing a significant risk to patients must have an Investigational Device Exemption (IDE) approved by the FDA prior to initiating such studies. A manufacturer must also pass a premarket inspection of its compliance with the FDA’s Quality Systems Regulation, which governs the methods used in, and the facilities and controls used for, the design, manufacture, packaging, labeling, promotion, installation, reporting, adverse events and servicing of medical devices. Marketing may commence only when the FDA issues a PMA letter. FDA regulations do not require products regulated as minimally manipulated human tissue-based products to be 510(k) cleared or PMA approved before they are marketed. We are, however, required to register our establishment, list these products with the FDA and comply with Current Good Tissue Practices for Human Cell, Tissue, and Cellular and Tissue Based Product Establishments.

Our facilities are periodically inspected by the FDA to ensure our quality system, manufacturing procedures and facilities conform to the FDA’s Quality System Regulations and Current Good Tissue Practices. Our facilities are also inspected by foreign governmental agencies to determine our compliance with their national regulations. We believe we comply with all regulations to which we are subject, although there can be no assurance that we will comply, or will comply on a timely basis, in the future. Violations of the applicable regulations could adversely affect the continued marketing of our tissue-based and other products. Our tissue recovery partners that provide us with allograft bone tissue are responsible for performing donor recovery, donor screening and donor testing and our compliance with those aspects of the Current Good Tissue Practices regulations that regulate those functions are dependent upon the actions of these independent entities.
Our United States facilities have received International Standardization Organization (“ISO”) 13485:2003 certification for the development, manufacturing and marketing of biologic, biomaterial and device systems for musculoskeletal surgery and the processing of human bone and connective tissue for transplantation and is accredited by the American Association of Tissue Banks. Our French and Bulgarian facilities received ISO 9001 certification for their quality systems. Our French facility has also received ISO 13485:2003 certification for the design, manufacturing and sale of bovine-based bone substitutes. Our French subsidiary operates as a tissue bank under applicable French regulations pursuant to an authorization that expires in 2011.
The procurement and transplantation of allograft bone tissue is subject to U.S. federal law pursuant to the National Organ Transplant Act (NOTA), a criminal statute which prohibits the purchase and sale of human organs used in human transplantation, including bone and related tissue, for “valuable consideration.” NOTA permits reasonable payments associated with the removal, transportation, processing, preservation, quality control, implantation and storage of human bone tissue. In the United States, with the exception of removal and implantation, we provide services in all of these areas. We make payments to certain of our clients and tissue banks in consideration for the services they provide in connection with the recovery and screening of donors. The procurement of human tissue is also subject to state anatomical gift acts and some states have statutes similar to NOTA. In addition, some states require that tissue processors be licensed by that state. Failure to comply with the requirements of NOTA or state laws could result in enforcement action against us. Certain federal health care laws apply to our business if a customer submits a claim for an item or service that is reimbursed under Medicare, Medicaid or most other federally-funded health care programs. Healthcare providers that purchase medical devices generally rely on third party payers, including the Medicare and Medicaid programs and private payers, such as indemnity insurers, employer group health insurance programs and managed care plans, to reimburse all or part of the cost of the products. Payments from Medicare, Medicaid, and other third party payers are subject to legislative and regulatory changes and are susceptible to budgetary pressures. Our customers’ revenues and ability to purchase our products are therefore subject to the effect of those changes and to possible reductions in coverage or payment rates by third party payers. Any changes to the healthcare regulatory, payment or enforcement landscape relative to our customers’ healthcare services has the potential to significantly affect our operations and revenues.
Of principal importance to us, federal law prohibits unlawful inducements for the referral of business reimbursable under federally-funded health care programs (the “Anti-Kickback Law”), such as remuneration provided to physicians to induce them to use products reimbursable by Medicare or Medicaid. The Anti-Kickback Law is subject to evolving interpretations. Some states also have anti-kickback laws which establish similar prohibitions. If a governmental authority were to conclude that we are not in compliance with applicable laws and regulations, Osteotech and its officers and employees, could be subject to severe criminal and civil penalties including, for example, exclusion from participation as a supplier of product to beneficiaries covered by Medicare or Medicaid.
The civil False Claims Act prohibits knowingly presenting (including “causing” the presentation of) a false, fictitious or fraudulent claim for payment to the United States government. Actions under the False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the False Claims Act can result in very significant monetary penalties and treble damages. The federal government is using the False Claims Act, and the accompanying threat of significant liability, in its investigations of health care providers, suppliers and manufacturers throughout the country for a wide variety of Medicare billing practices, and has obtained multi-million dollar settlements. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating health care providers’, suppliers’, and manufacturers’ compliance with the health care billing, coverage and reimbursement rules and fraud and abuse laws.

Environmental Matters
Our activities in the United States, France and Bulgaria generate waste which is classified as medical waste and/or hazardous waste. In the United States these regulations are promulgated by the United States Environmental Protection Agency and the New Jersey Department of Environmental Protection. We segregate our waste materials and dispose of them through a licensed hazardous waste transporter in compliance with applicable regulations. At our processing facility in France, we segregate both bovine and human tissue waste and dispose of it in a manner specified by the appropriate regulatory authorities responsible for environmental matters in France. In Bulgaria, we follow Bulgarian regulations regarding disposition of bio-hazard materials, including human tissue waste, through a federally designed facility. Although we believe we are in compliance with applicable environmental regulations, the failure to fully comply with any such regulations could result in the imposition of penalties, fines and/or sanctions which could have a material adverse effect on our business.
Patents and Proprietary Rights
We rely on our intellectual property positions, especially our investment in patents and pending patent applications, to protect our proprietary technologies and products, processing methods, trade secrets and know how. We require all of our employees and consultants to execute confidentiality and invention agreements prior to employment or the start of any consulting project. When appropriate, we will defend our patents or, in certain circumstance, license our intellectual property to others. At February 17, 2010, we held an aggregate of 139 United States patents and pending patent applications and 228 foreign patents and patent applications. There can be no assurance any patent application will result in an issued patent.
Employees
At December 31, 2009, we had 297 employees, of whom 168 were engaged in allograft bone tissue processing and distribution; 25 were engaged in research and development; 40 were engaged in education, sales and marketing; and 64 were engaged in regulatory, finance and administration. Our employees are not covered by any collective bargaining agreement. We consider relations with our employees to be good.
Available Information
We maintain a website at www.osteotech.com to provide information to the general public and our shareholders on our tissue forms, products, resources and services, along with general information on Osteotech and its management, career opportunities, financial results and press releases. Copies of our most recent Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and our other reports filed with the Securities and Exchange Commission, or SEC, can be obtained, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to the SEC, from our Investor Relations Department by calling 732-542-2800, through an e-mail request from our website at www.osteotech.com/finrequest.htm, through the SEC’s website by clicking the direct link from our website at www.osteotech.com/finrequest.htm or directly from the SEC’s website at www.sec.gov or via the SEC’s Public Reference Room located at 100 F Street N.E., Washington, D.C 20549. Information concerning the operation of the SEC’s Public Reference Room can be obtained by calling 1-800-SEC-0330. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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
Our ability and the ability of our customers, suppliers and distributors to fund operations and to obtain financing for general corporate and commercial purposes is subject to prevailing economic conditions and to financial, business and other factors beyond our control. Turmoil in global credit markets and the financial services industry may result in the bankruptcy, failure or sale of various financial institutions, a general tightening of credit, and an unprecedented level of market intervention by governments. These events may adversely affect the United States and world economy, and may adversely affect the availability and cost of financing. There can be no assurances as to the length or severity of any period of disruption and related economic downturn. If our operations, financial performance or access to capital are adversely affected by these conditions, or if our customers, suppliers or distributors are adversely impacted by these conditions, it could have a material adverse affect on our business, results of operations or financial condition.
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
We compete in the biologics portion of the orthopedic market against autograft bone tissue, synthetic bone void fillers, growth factors and allograft bone tissue products. Autograft bone tissue has historically been the primary choice for surgeons and we believe autograft bone tissue is still considered the “gold standard” of care. We believe that a majority of the cadaveric bone banks operating in the United States are engaged in processing allograft bone tissue for transplantation. Many of these bone banks are not-for-profit organizations, and, as such, they may be able to supply products at a lower cost than we can. Several for-profit companies, certain of which have substantially greater resources than we do, are processing, marketing and distributing allograft bone tissue products. We compete with such entities on the basis of our advanced processing technology and the quality and quantity of the bone tissue our processing yields. We may not be able to continue to compete successfully in the area of allograft bone tissue processing and distribution.

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
We expect to continue to make investments in our business to support distribution effectiveness efforts, tissue supply initiatives, research and development activities and other future programs and initiatives, which may deplete available cash balances. We believe that our available cash, cash equivalents, available line of credit and anticipated future cash flow from operations will be sufficient to meet our forecasted cash needs for the near future. Our future liquidity and capital requirements will depend upon numerous factors, including:
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
Actions of activist stockholders may adversely impact our business.
Several stockholders have filed Schedule 13D with the SEC on which they have indicated they intend to engage in discussions with our Board of Directors and/or management regarding our operations, the engagement of a strategic advisor, changing the composition of the Board of Directors and/or management or that they may nominate a full slate or a number of new nominees for election as directors at our next annual meeting. Our business may be adversely impacted by the actions of these activist stockholders if we are compelled to respond to proxy contests or other actions by such stockholders, which can be costly and time consuming, and which will disrupt our operations and divert the attention of our management and employees.
We incurred a net loss and consumed a significant portion of our cash reserves in 2009.
In 2009, we incurred a net loss of $4.0 million and consumed $8.1 million of our cash reserves. We have taken a number of actions to reduce or eliminate our losses and to rebuild our cash reserves, including launching new tissue products, reducing our workforce, initiated tissue inventory reduction programs and taking other cost cuttings measures. The success of these actions depends on a number of factors and assumptions that are subject to risks and uncertainties. Therefore, there can be no assurance that actual results may not differ materially from our expectations or that our actions to reduce or eliminate our losses and to rebuild our cash reserves will be successful.
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
The testing and use of allograft bone tissue, bovine tissue products and medical devices which we process, manufacture or distribute, entail inherent risks of medical complications for patients and therefore may result in product liability claims against us. Further, our agreements with our clients provide that we shall indemnify them for liabilities arising out of defects caused by our processing. We maintain product liability insurance in the amount of $20.0 million per occurrence and per year in the aggregate. We may be unable to maintain such insurance in the future and such insurance may not be sufficient to cover all claims made against us or all types of liabilities, which may be asserted against us.

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
Sales of substantial amounts of our common stock in the open market, or the availability of such shares for sale, could adversely affect the price of our common stock. We had 18,063,510 shares of common stock outstanding as of December 31, 2009. The following securities that may be exercised into shares of our common stock were issued and outstanding as of December 31, 2009:
•	Options. Stock options to purchase 1,386,812 shares of our common stock at a weighted average exercise price of approximately $6.04 per share.
•	Restricted stock units. 434,283 shares of our common stock may be issuable upon the vesting of outstanding restricted stock units.
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
In January 2010, our Board of Directors authorized shares of Series E Junior Participating Preferred Stock (Series E Preferred Stock) in connection with its adoption of a stockholder rights plan, under which we issued rights to purchase Series E Preferred Stock to holders of our common stock. Upon certain triggering events, such rights become exercisable to purchase common stock (or, in the discretion of our Board of Directors, Series E Preferred Stock) at a price substantially discounted from the then current market price of the common stock. Our stockholder rights plan may generally discourage a merger or tender offer involving our securities that is not approved by our Board of Directors by increasing the cost of effecting any such transaction and, accordingly, could have an adverse impact on stockholders who might want to vote in favor of such merger or participate in such tender offer. Our stockholder rights plan expires in January 2020.
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
Our principal executive offices are located in a 38,400 square foot building in Eatontown, New Jersey, which is occupied pursuant to a lease which expires in December 2014 and provides for a base annual rental of approximately $692,000 in 2010, with an automatic 3% increase in each successive year of the lease. The lease is renewable at our option for one additional five-year term at a rental rate to be negotiated at the time of renewal. This facility is occupied by our corporate, financial, administrative, marketing, research and development, regulatory and clinical affairs staff.

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
Osteotech v. Regeneration Technologies, Inc.
In September 2006, we filed a complaint against Regeneration Technologies, Inc. (now RTI Biologics, Inc. or “RTI”) in the United States District Court for the District of New Jersey, alleging patent infringement. In December 2009, we reached a confidential settlement with RTI for a nominal amount.
ReSource Tissue Bank v. OST Developpement SA
On August 8, 2007, ReSource Tissue Bank filed a lawsuit against OST Developpement SA (“OST”), our wholly owned subsidiary, before the Commercial Court of Clermond-Ferrand, France, claiming damages arising from OST’s allegedly unlawful termination of its exclusive distribution agreement. The complaint requests that the Court declare that OST breached the agreement by unilaterally and abusively terminating the agreement, and requests the Court to order OST to pay the plaintiff damages totaling 3,329,000 euros ($4,771,000) consisting of (i) 374,000 euros ($536,000) for reimbursement of marketing expenses (ii) 2,398,000 euros ($3,437,000) for lost profits for the remainder of the normal term of the agreement, (iii) 550,000 euros ($788,000) for damage to the distributor’s loss of commercial reputation, and (iv) 7,000 euros ($10,000) in legal costs. Additionally, the complaint requests that the Court order OST to repurchase the former distributor’s remaining inventory of products purchased from OST for a purchase price of 90,000 euros ($129,000). At a February 4, 2010 hearing before the Court, OST and RTB argued the merits of their respective cases and we requested a stay. We expect the Court to render its decision on the merits, and/or our request for a stay in April 2010.
We believe the claims made against OST in this case are without merit and intend to vigorously defend ourself in this action.
Other than the foregoing matters, we are not a party to any material pending legal proceedings.
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

Item 4.	Reserved
This item was removed and reserved pursuant to SEC Release No. 33-9089A issued on February 23, 2009.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Common Stock is listed on the NASDAQ Global Market under the trading symbol “OSTE.”
The following table sets forth the high and low sale prices for the Common Stock for each of the fiscal quarters during the years ended December 31, 2009 and 2008 based on transaction data as reported by the NASDAQ Global Market.

	Year Ended December 31, 2009
	High	Low
First Quarter	$3.94	$1.74
Second Quarter	$4.63	$3.01
Third Quarter	$5.04	$3.87
Fourth Quarter	$4.84	$2.55

	Year Ended December 31, 2008
	High	Low
First Quarter	$7.53	$4.12
Second Quarter	$6.21	$3.99
Third Quarter	$5.68	$4.11
Fourth Quarter	$4.20	$1.31
Holders
As of March 1, 2010, there were 410 holders of record of Osteotech Common Stock. We believe that there are approximately 2,800 beneficial owners of our Common Stock.
Dividends
We have never paid a cash dividend and do not anticipate the payment of cash dividends in the foreseeable future. We expect to retain future earnings to finance our growth. In addition, our credit facility restricts our ability to pay dividends, see Item 7 of Part II of this Form 10-K. The declaration of dividends in the future will remain within the discretion of our Board of Directors, which will review our dividend policy from time to time.

Stockholder Return Performance Graph
The graph below summarizes the total cumulative return experienced by Osteotech’s stockholders during the five-year period ended December 31, 2009, compared to the NASDAQ Stock Market Index and the Dow Jones Medical Supplies Index. The changes for the periods shown in the graph and table are based on the assumption that $100.00 has been invested in Osteotech, Inc. common stock and in each index below on January 1, 2005 and that all cash dividends were reinvested.

	Jan. 1	December 31,
	2005	2005	2006	2007	2008	2009
Osteotech, Inc.	$100.00	$90.36	$102.73	$142.18	$30.73	$58.18
Nasdaq Stock Market	$100.00	102.28	112.81	124.70	59.78	86.87
Dow Jones Medical Supplies	$100.00	99.58	118.64	148.11	113.94	142.07
Recent Sales of Unregistered Securities and Purchases of Equity Securities by the Company
Not applicable.

Item 6.	Selected Financial Data
Set forth below is selected financial data as of December 31 for each of the five years ended December 31, 2009. The following data should be read in conjunction with our consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere herein.
Selected Financial Data

(dollars in thousands except per share data)
For the Year ended December 31,	2009(1)	2008(2)	2007(3)	2006	2005(4)
Consolidated Results of Operations
Revenue	$96,678	$103,814	$104,277	$99,241	$93,307
Gross profit	$47,570	$55,044	$53,722	$47,802	$31,862
Operating expenses	$50,482	$52,467	$50,459	$45,455	$51,930
Operating income (loss)	$(2,912)	$2,577	$3,263	$2,347	$(20,068)
Other (expense), net	$(1,370)	$(111)	$(589)	$(498)	$(1,564)
Income (loss) before income taxes	$(4,282)	$2,466	$2,674	$1,849	$(21,632)
Net income (loss)	$(4,017)	$2,203	$2,617	$1,907	$(21,117)

Earnings (loss) per share
Basic	$(0.22)	$0.12	$0.15	$0.11	$(1.23)
Diluted	$(0.22)	$0.12	$0.15	$0.11	$(1.23)
Dividends per share	—	—	—	—	—
Year End Financial Position
Cash and cash equivalents	$10,708	$18,823	$22,777	$17,946	$13,484
Current assets, net of cash and cash equivalents	$59,793	$61,265	$55,331	$51,374	$48,400
Total assets	$116,937	$127,115	$120,351	$113,033	$111,022
Current liabilities	$17,200	$24,464	$20,171	$16,588	$16,975
Long-term obligations, net of current portion	$12,181	$13,175	$14,069	$14,876	$15,603
Stockholders’ equity	$80,286	$82,850	$79,028	$73,853	$70,755

(1)	In 2009, we recorded $3.8 million in license fee revenue and $2.8 million in gross profit from license fees.

(2)	In 2008, we recorded $1.0 million in other income related to a litigation settlement and $0.5 million in license fee revenue.

(3)	In 2007, we recorded $1.0 million in operating expenses related to a litigation settlement.

(4)
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
Overview
We believe we are a leading technology company that develops innovative and efficacious products for regenerative medicine. We are focused on creating innovative technology platforms that will provide us with a variety of procedural specific biologic products to address the changing needs of orthopedics and healthcare in general. By developing specific products for specific procedures, we believe we will be able to provide the surgeon with the “right product at the right time for the right procedure” and therefore improve patient outcomes. We are currently focused on three technologies: MagniFuse™, Plexur® and HCT™. Each of these technologies have generated and we expect will continue to generate a variety of procedural specific products allowing us to pursue opportunities in existing and new markets. Our legacy business lines, lead by our proprietary Grafton® Technology, have provided us with a base of business. These legacy business lines allow us to cover overhead and manufacturing capacity as we drive the launch of new products from the MagniFuse™, Plexur® and HCT™ technologies. We believe the MagniFuse™, Plexur® and HCT™ technology platforms will drive our future growth.

Our goal is to utilize our technology platforms to develop tissue forms and products (collectively referred to herein as “Products”) to create procedure specific solutions to repair, replace or heal bone and tissue loss caused by trauma, disease or surgical intervention and to augment prosthetic implant procedures, to facilitate spinal fusion and to replace and/or repair damaged ligaments, tendons and other tissues within the human body. We provide our biologic solutions to orthopedic, spinal, trauma, neurosurgical and oral/maxillofacial surgeons for use in various surgical procedures.
During 2009, we accomplished the following milestones furthering our efforts to transform the Company to a biologics solutions business:
•
Early in the fourth quarter, we announced the first U.S. spinal surgery using MagnifuseTM PC (Posterior Cervical), which officially marked the start of the controlled release for a family of products based upon the MagnifuseTM technology platform. MagnifuseTM PC was utilized during a posterior cervical fusion surgery and was cited as being easy-to-use and intuitive with a differentiated self-contained delivery system.

•
In the fourth quarter, we signed a multi-year tissue supply agreement with Community Tissue Services (“CTS”) with an initial term spanning 10 years. The agreement replaced a previous contract between the two companies that would have expired in 2011. Under the terms of the agreement, CTS will supply us with whole donors and cortical shafts based upon periodic forecast requirements and available tissue supply.

•	During the fourth quarter, we announced Plexur® M was had been utilized in surgeries focused on orthopedic trauma, joint replacements and oncology-related procedures.
•
Late in the fourth quarter, we submitted a 510(k) application to the FDA to obtain marketing clearance for the use of our Duratech™ BioRegeneration Matrix to repair or replace the dura mater in various cranial surgical procedures. We expect to receive preliminary feedback from the FDA regarding the pending application late in the first quarter of 2010.

In December 2009, we entered into a $10 million secured credit facility with a bank that will serve to augment our $10.7 million cash position at December 31, 2009 should it be required.

Results of Operations
The following table sets forth our consolidated results of operations for 2009, 2008 and 2007:

	Year Ended December 31,
	2009		2008		2007
(in thousands)	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales

Revenue	$96,678	100.0%	$103,814	100.0%	$104,277	100.0%
Cost of revenue	49,108	50.8%	48,770	47.0%	50,555	48.5%

Gross profit	47,570	49.2%	55,044	53.0%	53,722	51.5%

Operating expenses:
Marketing, Selling and G&A	43,996	45.5%	45,032	43.4%	44,801	43.0%
R&D	6,486	6.7%	7,435	7.2%	5,658	5.4%

Total Operating Expenses	50,482	52.2%	52,467	50.5%	50,459	48.4%

Operating income (loss)	(2,912)	-3.0%	2,577	2.5%	3,263	3.1%

Other expense	(1,370)	-1.4%	(111)	-0.1%	(589)	-0.5%

Income (loss) before income taxes	(4,282)	-4.4%	2,466	2.4%	2,674	2.6%
Income tax expense (benefit)	(265)	0.2%	263	0.3%	57	0.1%

Net income (loss)	$(4,017)	-4.2%	$2,203	2.1%	$2,617	2.5%

Earnings (loss) per share:
Basic	$(.22)		$.12		$.15
Diluted	$(.22)		$.12		$.15
Net Income (loss)
Net loss for the year ended December 31, 2009 was $4.0 million or, $.22 diluted loss per share. The net loss included gross profit of $2.8 million related to patent license fees. Compared to 2008, results of operations declined primarily as a result of the decline in revenue and a related decline in units processed which negatively impacted gross margins due to our inability to efficiently absorb fixed costs.
Net income for the year ended December 31, 2008 was $2.2 million or, $0.12 diluted earnings per share, and resulted from improved gross margins, which were partially offset by higher operating expenses, as compared to 2007. Net income in 2008 also included a gain of $1.0 million from a litigation settlement and $0.5 million in license fee income while 2007 included a charge of $1.0 million related to the settlement of certain litigation.

Revenue
For the year ended December 31, 2009, revenue declined to $96.7 million compared to revenue of $103.8 million for the prior year due mainly to our exiting the business of processing tissue for others. We plan to focus our strategic efforts on the introduction of the new products from our technology platforms and the expansion of such products in the market and maintaining our market position of our existing product lines.
The following table details the components of our revenue for the years indicated:

				Percent Change
				2009	2008
	Year Ended December 31,			vs.	vs.
(in thousands)	2009	2008	2007	2008	2007
DBM Segment	$56,782	$61,961	$65,794	-8%	-6%
Hybrid/Synthetic Segment	3,575	3,087	1,760	16%	75%
Traditional Tissue Segment	21,534	20,258	17,623	6%	15%
Spinal Allograft Segment	7,626	8,499	10,739	-10%	-21%
Client Services Segment	2,143	8,201	7,621	-74%	8%
Other	5,018	1,808	740	178%	144%

	$96,678	$103,814	$104,277	-7%	—%

2009 Compared to 2008
DBM Segment revenue, which consists of revenue from the sale of Grafton® DBM/Xpanse® Bone Inserts and revenue from the processing of private label DBM, declined 8% in 2009 as compared to 2008, primarily as a result of the anticipated loss in revenue from the temporary suspension of distributing tissue recovered by our Bulgarian subsidiary and a decline in domestic unit sales volume. Revenue from Grafton® DBM/Xpanse® Bone Inserts and revenue from private label DBM decreased 9% and 1%, respectively, in 2009 compared to the prior year.
Revenue in the Hybrid/Synthetic Segment, which consists of revenue from our Plexur® Biocomposites, Magnifuse™ Technology and GraftCage® Spacers, increased 16% in 2009 as compared to 2008 as a result of the introduction of Plexur M® and the various Magnifuse™ tissue products.
Traditional Tissue Segment revenue generated from the worldwide distribution of allograft bone tissue grafts increased 6% in 2009 as compared to 2008 primarily due to increased domestic unit sales volume offsetting a decline in international revenue.
Revenue in the Spinal Allograft Segment decreased 10% primarily due to a decrease in domestic unit sales volume. We anticipate continued competitive challenges for our spinal allografts in 2010.
Client Services Segment revenue, which is generated by the processing of allograft bone tissue for our clients, declined as expected in 2009 as compared to 2008. The revenue generated in 2009 relates mainly to the winding down of our relationship with the Musculoskeletal Transplant Foundation (“MTF”). Revenue in this segment in future years will be insignificant.
Other revenue consisted mainly of $3.8 million of patent license fees in 2009 compared to $0.5 million in 2008 and revenue from the international distribution of xenograft products and miscellaneous other revenue.
For the year ended December 31, 2009 domestic revenue was $ 76.9 million compared to $82.5 million in 2008, or 80% and 79% of total revenue, respectively. Excluding license fee revenue, in 2009 domestic revenue declined 11% from the prior year. The reduction in domestic revenue for 2009 mainly results from reductions in DBM revenue and client service revenue as a result of the winding down of the MTF relationship.
For the year ended December 31, 2009 international revenue was $19.8 million compared to $21.4 million in 2008 or 20% and 21% of total revenue, respectively. The reduction in international revenue for 2009 mainly results from a decline in revenue from the Greek market, as a result of economic and government reimbursement conditions in Greece, and a loss of revenue in a key Asian market. We expect the Greek and Asian markets to recover slowly and therefore do not expect meaningful revenue contribution from these markets in 2010.

2008 Compared to 2007
DBM Segment revenue declined 6% in 2008 as compared to 2007, primarily as a result of the decline in private label revenue. Revenue from Grafton® DBM/Xpanse® Bone Inserts and revenue from private label DBM changed 3% and (62)%, respectively, in 2008 compared to 2007. Revenue from Grafton® DBM was negatively impacted in 2008 as a result of a decline in average selling prices. The decline in private label revenue was primarily due to one of our private label DBM customers formally notifying us of their decision not to renew their current agreement with us upon the agreement’s expiration in March 2009. We recognized $0.5 million of revenue from this customer in the first quarter of 2008 and the customer did not make any purchases thereafter.
Revenue in the Hybrid/Synthetic Segment increased 75% for the year ended December 31, 2008 compared to the prior year primarily as a result of a 139% increase in Plexur P® revenue due to increased unit volume.
Revenue in our Traditional Tissue Segment increased 15% in 2008 as compared to 2007. The increase in 2008 traditional tissue revenue resulted from increased unit sales volume.
Revenue in the Spinal Allograft Segment declined 21% in 2008 as compared to 2007, primarily due to a decrease in unit sales volume.
Client Services Segment revenue, which is generated by the processing of allograft bone tissue for our clients, mainly MTF, increased 8% in 2008 as compared to 2007.
Other revenue consisted mainly of $0.5 million related to license fees, the international distribution of xenograft products and revenue from the distribution of the Kinesis™ BMAC™ system.
Major Customers
In 2009, no customers accounted for more than 10% of revenue. In 2008 and 2007, MTF accounted for 14% and 16%, respectively, of consolidated revenue. Our agreements with MTF expired on December 31, 2008.
Gross Margin

	Year Ended December 31,
(in thousands)	2009	2008	2007
Gross Profit	$47,570	$55,044	$53,722
Gross Margin	49.2%	53.0%	51.5%
In 2009 gross margin declined from the prior year level primarily due to higher per unit costs due to our inability to efficiently absorb the fixed cost base of our processing facility as a result of the lower unit sales volume. Our patent licensing arrangements contributed $2.8 million and $0.5 million to gross profits in 2009 and 2008, respectively. In 2008 gross margin increased over the gross margin level in the prior year, primarily due to increased unit processing volumes, processing efficiencies and better management of inventory risk exposures, such as obsolescence.

Operating Expenses

				Percent Change
				2009	2008
	Year Ended December 31,			vs.	vs.
(in thousands)	2009	2008	2007	2008	2007
Marketing, selling and general and administrative	$43,996	$45,032	$44,801	-2%	1%
Research & development	$6,486	$7,435	$5,658	-13%	31%

Total	$50,482	$52,467	$50,459	-4%	4%

Marketing, selling and general and administrative expenses declined 2% in 2009 compared to the prior year. In 2009, marketing, selling and general and administrative declined primarily due to lower consulting and professional fees. In 2009, research and development expenses decreased 13% as compared to 2008, primarily due to several new tissue technologies and products moving from development to commercialization.
Marketing, selling and general and administrative expenses in 2008 were relatively flat compared to 2007. In 2008, we had higher non-cash compensation costs for equity awards and increased marketing and selling expenses compared to the prior year, offset by lower cash-based performance compensation expense. Compensation expense related to our equity award program was $1.7 million in 2008 compared to $0.9 million in 2007. Also in 2007, we incurred $1.0 million in costs associated with the settlement of and legal fees incurred in connection with certain litigation. For 2008, research and development expenses increased 31% as compared to 2007, primarily due to the costs incurred for basic research, product development and process development activities to support the technologies and products we are developing for future commercialization.
Operating Income (loss)

				Percent Change
				2009	2008
	Year Ended December 31,			vs.	vs.
(in thousands)	2009	2008	2007	2008	2007
DBM Segment	$15,742	$18,902	$20,105	-17%	-6%
Hybrid/Synthetic Segment	(521)	5	277	-10520%	-98%
Traditional Tissue Segment	1,272	3,666	2,470	-65%	48%
Spinal Allograft Segment	1,055	286	1,941	269%	-85%
Client Services Segment	1,166	4,454	5,744	-74%	-22%
Other	2,461	1,265	334	95%	279%

	21,175	28,578	30,871	-26%	-7%
Corporate	(24,087)	(26,001)	(27,608)	-7%	-6%

Operating Income (loss)	$(2,912)	$2,577	$3,263	-213%	-21%

Product segment operating income is comprised of segment revenue less material and processing cost and selling and marketing expenses. Total product segment operating income for 2009 declined as compared to the prior year principally due to lower gross profit after giving effect to our patent licensing arrangements contributing $2.8 million and $0.5 million to product segment operating income in 2009 and 2008, respectively. Marketing and selling expenses for 2009 were relatively flat compared to 2008. As a result, in 2009 product segment operating income, as a percent of revenue, declined to 22% compared to 28% in the prior year.
Costs and expenses associated with Corporate for the year ended December 31, 2009 declined 7% when compared to the prior year period primarily due to lower professional fees and lower performance compensation expense, partially offset by severance costs incurred in late 2009.
Total product segment operating income of $28.6 million for the year ended December 31, 2008 declined 7% compared to 2007. Segment operating income was negatively impacted by higher selling and marketing expenses which were partially offset by a higher gross margins including the effect of $0.5 million in license fee revenue. In 2008 product segment operating income as a percentage of revenue was 28% compared to 30% in the prior year.

Costs and expenses associated with Corporate Segment declined 6% for 2008 compared to 2007. In 2008, higher research and development expenses were offset by lower performance compensation expenses while in 2007, we also incurred a litigation settlement of $1.0 million.
Other Income (Expense)
For the year ended December 31, 2009, other expense of $1.4 million is primarily related to interest expense associated with our capital lease obligation. For the year ended December 31, 2009, interest income, miscellaneous income and expenses and foreign exchange gains and losses were not significant.
For the year ended December 31, 2008, other expenses of $0.1 million primarily represents $1.5 million in interest expense associated with our capital lease obligation offset partially by interest income of $0.4 million and litigation settlement income of $1.0 million. For the year ended December 31, 2008, aggregate foreign exchange gains and losses were not significant.
For the year ended December 31, 2007, other expenses of $0.6 million represents $1.6 million of interest expense associated with our capital lease obligation, partially offset by interest income on invested cash balances of $1.0 million.
Future foreign exchange gains and losses, including those related to intercompany debt, may have a material impact on our results of operations in the event of significant changes in the exchange rate between the U.S. dollar and the euro, although the impact of such gains and losses should not have any impact on consolidated cash flows.
Income Tax Provision
In 2009, as a result of incurring a loss for Federal tax purposes we did not provide for Federal income taxes but did provide a provision for certain state taxes on alternative methods and for foreign taxes. In addition, as a result of settlement of various uncertain tax positions during 2009, the Company recorded an income tax benefit for Federal, state and foreign taxes of $522.
In 2008 and 2007, after the application of available net operating loss carryforwards, we provided for Federal income taxes based on the alternative minimum tax method, as well as provided a provision for certain state taxes on alternative methods and foreign taxes. In 2008, we also recorded a charge related to our assessment of uncertain tax positions mainly as a result of an ongoing Federal tax audit. The carryforwards utilized for Federal, state and foreign purposes carried full valuation allowances. Our state income tax benefit in 2007 was primarily due to the reversal of certain domestic state tax reserves and the filing for a state tax refund related to a prior year, partially offset by a provision for minimum state taxes in certain jurisdictions.
At December 31, 2009, 2008 and 2007, the Company evaluated the continuing need for valuation allowances for its domestic and foreign deferred tax assets in accordance with the provisions of Financial Accounting Standards Board Codification Topic (“Codification”) ASC 740, Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. The Company has determined, based on its assessment, that there is not sufficient positive evidence to support the reversal of such valuation allowances. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support the reversal of the valuation allowances. The Company evaluates its position with respect to the valuation allowance each quarter by taking into consideration numerous factors, including, but not limited to: past, present and forecasted results; the impact in each jurisdiction of operation activities; and the anticipated effects of the Company’s strategic plan.
We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2003 through 2009 tax years generally remain subject to examination by Federal, foreign and most state authorities including, but not limited to, the United States, France, Bulgaria and the State of New Jersey. During 2009, the U.S. Internal Revenue Service (“IRS”) examination of our 2003 through 2005 Federal tax returns, the State of New Jersey’s examination of our 2003 through 2006 state income tax filings and the French tax authority’s audit of the 2006 and 2007 tax filings by our French subsidiary were concluded.
The audits resulted in the payment of a minor amount of taxes as a result of the French tax audit. The aggregate amount of our available Federal and State of New Jersey net operating loss carryforwards (“NOLs”) was not materially impacted. Certain Federal research and development credit carryforwards were eliminated.

The components of our unrecognized tax benefits (“UTBs”) are substantially comprised of deferred tax assets which are subject to a full valuation allowance. If we prevail in matters for which either a receivable or a liability for a UTB has been established, we are required to pay an amount or utilize NOLs to settle a tax liability, or estimates regarding a UTB change as a result in changes in facts and circumstances, our effective tax rate in a given financial reporting period may be affected.
A reconciliation of the beginning and ending amount of UTBs is as follows:

(in thousands)	2009	2008	2007
Unrecognized Tax Benefits, January 1 (excluding interest and penalties)	$3,854	$3,672	$—
Additions related to current period tax positions	—	—	57
Additions related to prior period tax positions	—	853	3,615
Reductions related to prior periods tax positions	(751)	(671)	—
Reductions related to settlements with taxing authorities	(2,378)	—	—
Reductions related to expiration of statute of limitations	(663)	—	—

Unrecognized Tax Benefits, December 31	$62	$3,854	$3,672

Accrued interest and penalties, January 1	$120	$—	$—
Additions/reductions charged to expense	—	120	—
Reductions related to expiration of statute of limitations	(120)	—	—

Accrued interest and penalties, December 31	$—	$120	$—

At December 31, 2009, 2008 and 2007, the reduction in net Federal, state and foreign deferred tax assets as a result of UTBs was offset by a similar change in the related valuation allowance. It is expected that the amount of UTBs will change in the next twelve months; however, we do not anticipate the change to be significant.
Liquidity and Capital Resources

	December 31,	December 31,
(in thousands)	2009	2008
Cash and cash equivalents	$10,708	$18,823
Working Capital	$53,301	$55,624
Stockholders’ equity	$80,286	$82,850

	Year Ended
	December 31,
	2009	2008
Summary of cash flow:
Net cash provided by (used in) operating activities	$(4,955)	$3,373
Net cash used in investing activities	$(2,248)	$(6,836)
Net cash used in financing activities	$(948)	$(454)
Effect of foreign currency exchange rates on cash	$36	$(37)

Net decrease in cash and cash equivalents	$(8,115)	$(3,954)

Cash Flow From Operating Activities
Net cash used by operating activities was $5.0 million in 2009 compared to $3.4 million provided by operating activities in 2008. The change resulted primarily from the net loss for 2009 compared to a profit in the prior year and a decrease in accounts payable and accrued expenses of $7.5 million. During 2009, we increased our investment in tissue inventories by $.7 million. In 2008, we increased our investment in additional tissue inventories by $12.4 which was partially offset by an increase in accounts payable.
Cash Flows From Investing Activities
Net cash used in investing activities was $2.2 million in 2009 compared to $6.8 million in the prior year and principally relates to the funding of capital expenditures and intellectual property. In 2008 capital expenditures included the implementation of a new enterprise software system and expenditures for production equipment and facilities for new products. We anticipate that for 2010, the funding of capital expenditures and patent development will be relatively consistent with our 2009 levels.

Cash Flows From Financing Activities
Net cash used in financing activities was $0.9 million and $0.5 million for the years ended December 31, 2009 and 2008, respectively. Principal payments on our capital lease obligation were $0.9 million and $0.8 million in 2009 and 2008, respectively. In 2008, cash inflows of $0.5 million were generated from the exercise of stock options and the sale of common stock pursuant to our employee stock purchase plan.
Repurchase of Common Stock
In December 2008, our Board of Directors authorized a stock repurchase program under which up to $5.0 million of shares of our common stock may be acquired. Stock repurchases may be executed from time to time at current market prices through open-market and privately negotiated transactions in such amounts as management deems appropriate. The final number of shares repurchased will depend on a variety of factors, including the level of our cash and cash equivalents, price, corporate and regulatory requirements and other market conditions. The repurchase program may be terminated at any time without prior notice. During the first quarter of 2009, we repurchased 50,480 shares with an average price paid of $2.02 per share. We made no repurchases during the balance of 2009. Through December 31, 2009, we had acquired 115,670 shares of our common stock at an average purchase price of $1.96 per share.
Further Liquidity and Financing Needs
At December 31, 2009, cash and cash equivalents were $10.7 million, a decline of $8.1 million from cash and cash equivalents of $18.8 million at December 31, 2008. The decline in cash during 2009 was primarily attributable to the net loss, payments to vendors, funding capital expenditures and making required principal payments on our capital lease obligation. For 2010, we have instituted plans to recover some of our investments in working capital, but we will still fund additional investments in capital expenditures and make payments under the capital lease obligation. We are instituting cost reduction programs to align our infrastructure and initiatives with the size of our revenue base. In addition, we are currently focused on the launch of several new tissue products from our new, proprietary technology platforms which we believe will provide revenue growth in future periods. Revenue growth is the most important factor in achieving the benefits of our internal financial model by leveraging our processing operation and back office infrastructure. All of these efforts are important components of our plan to reduce the cash burn rate. Based on our current projections and estimates, we believe that our currently available cash and cash equivalents, credit facility, cash generated from operations and the favorable cash impact from the actions noted above will be sufficient to meet our forecasted cash needs for the next twelve months. We can provide no assurance our efforts will be successful to recover some of the investments we have made in working capital, that our cost reduction programs will be effective, that our new products will be accepted in the market or that we will realize the benefits of our internal financial model. Our future liquidity and capital requirements will depend upon numerous factors including:
•
the progress of our product launches and product development programs and the need and associated costs relating to regulatory approvals, if any, which may be needed to commercialize some of our products under development; and

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

Credit Facility
On December 29, 2009, we entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association as lender and agent (“PNC”). Pursuant to the terms of the Credit Agreement and upon request, we may borrow from PNC up to $10.0 million subject to a maximum borrowing base that is based upon an amount equal to 85% of our eligible receivables (as that term is defined in the Credit Agreement) less such reserves as PNC reasonably deems proper and necessary. Under the Credit Agreement, we are permitted to use the proceeds of any such borrowings to satisfy our working capital needs and for general corporate purposes. Borrowings under the Credit Agreement bear interest at one of three variable rates; PNC’s base commercial lending rate plus 2%; the federal funds open rate plus 0.5% or LIBOR plus 3%. In no event will the interest rate be less than 3%. Borrowings are secured by essentially all our assets. Under the Credit Agreement, we are obligated to pay PNC a quarterly facility fee of 0.5% per annum on the unused portion of the Credit Agreement.
We are also required to maintain compliance with various financial and other covenants and conditions, including but not limited to, a prohibition on paying cash dividends, a requirement that a fixed charge coverage ratio be maintained beginning on March 31, 2011, and certain limitations on engaging in affiliate transactions, making acquisitions, incurring additional indebtedness and making capital expenditures, the breach of any of which would permit PNC to accelerate the obligations. The Credit Facility also includes subjective acceleration provisions. Such provisions are based upon, in the reasonable opinion of PNC, the occurrence of any adverse or material change in the condition or affairs, financial or otherwise, of us, which impairs the interest of PNC.
As of December 31, 2009, there were no amounts outstanding under the Credit Agreement and we are in compliance with all covenants.
Net Loss Carryforwards
At December 31, 2009, we had aggregate federal net operating loss carryforwards of $22.0 million and federal research and development and alternative minimum tax credits of $0.9 million and $0.1 million, respectively, which expire in varying amounts beginning in 2025 through 2030. At December 31, 2009, we had state net operating loss carryforwards of $30.0 million. State net operating loss carryforwards, which primarily offset New Jersey taxable income, expire in varying amounts beginning in 2012 through 2030. In addition, we had state research and development, manufacturing and other credits of $1.1 primarily to offset New Jersey income taxes, which expire in varying amounts beginning in 2010 through 2015.

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2009, and the effects such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due By Period
(In thousands)		Less Than	Years	Years	More than
Contractual Obligations	Total	One Year	1-3	3-5	5 Years
Capital lease obligation	$25,111	$2,326	$4,291	$2,920	$15,574
Non-cancelable operating lease obligations	7,208	1,674	3,216	2,318
Retirement and severance payments	453	293	160
Asset retirement obligation — Shrewsbury facility (1)	1,014			1,014
Asset retirement obligation — Eatontown facility (2)	8,190				8,190
Reimbursement under tissue supply agreements (3)	28,365	9,110	19,255

Total	$70,341	$13,403	$26,922	$6,252	$23,764

(1)
Represents the future value of the Shrewsbury asset retirement obligation as of December 31, 2009. This asset retirement obligation will be accreted from its current value as of December 31, 2009 of $1.2 million to its expected future value over the next four years.

(2)
Represents the future value of the Eatontown asset retirement obligation as of December 31, 2009. This asset retirement obligation will be accreted from its current value as of December 31, 2009 of $2.3 million to its expected future value over the next sixteen years.

(3)
Represents the minimum reimbursement to be made under our agreement with a supplier for their services of donor recovery and donor eligibility related to the allograft bone tissue to be supplied to us over the current term of the agreement.

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

•	We recognize patent license fees as other revenue when our performance under the applicable agreement is substantially complete and collectability is reasonably assured.

•	We recognize revenue for nonmonetary transactions based on the fair value of the asset received or surrendered, whichever is more clearly evident.

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

•
We continually monitor events and circumstances that could indicate carrying amounts of long-lived assets, including property, plant, equipment and intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability of long-lived assets, other than goodwill, by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the asset, or discounted estimated future cash flows if fair value is not readily determinable. Goodwill is tested for impairment, based on fair market value measurements, on an annual basis as of January 1, and between annual tests if indicators of potential impairment exist. No impairment of goodwill has been identified during any of the periods presented.

•
The estimates of fair market value and future cash flows involve considerable management judgment and are based upon assumptions about expected future operating performance. Assumptions used in these forecasts are consistent with internal planning. The actual fair market value and cash flows could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions.

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

Recent Accounting Developments
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.
Effective for us beginning September 15, 2009, the FASB Codification is the source of authoritative United States generally accepted accounting principles (“GAAP”) to be applied to nongovernmental entities and rules and interpretive releases of the Securities and Exchange Commission (“SEC”) as authoritative GAAP for SEC registrants. The Codification superseded all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts but rather issues accounting standards updates. The adoption of the Codification had no material impact on our financial statements.
Impact of Inflation and Foreign Currency Exchange Fluctuations
The results of operations for the periods discussed have not been materially affected by inflation. We are subject to foreign currency fluctuations for material changes in exchange rates between the U.S. dollar and other foreign currencies, primarily the euro. As our foreign source revenue grows and represents a larger percentage of our consolidated revenues and profits, foreign currency transaction adjustments may impact our operating results to a greater extent.
The majority of our sales to international stocking distributors are denominated in U.S. dollars. Generally, our results of operations are directly or indirectly positively impacted by a weakening of the U.S. dollar against the euro or a weakening of the U.S. dollar against the other local foreign currencies in countries to which we sell. During the first half of 2009, the U.S. dollar remained flat against the euro whereas during later half of 2009, the U.S. dollar weakened against the euro resulting in a foreign exchange gain of $0.1 million for the year.
During 2008, the U.S. dollar fluctuated significantly versus the euro especially during the last quarter of the year. At December 31, 2008, the U.S. dollar closed 5% above the prior year-end level. However, the average exchange rate for the year was effectively equal to the closing rate at December 31, 2008. As a result of the timing of our various transactions denominated in euros, in 2008 we recognized $0.1 million in foreign exchange losses.
In 2007, we recognized foreign currency losses, primarily related to the impact of exchange rates on intercompany indebtedness, of $0.8 million.
Litigation
We are currently involved in certain legal proceedings. For a complete discussion of these matters, see Item 3, “Legal Proceedings” of Part I of this Form 10-K and Note 14 of “Notes to Consolidated Financial Statements” to Item 8 of Part II of this Form 10-K. It is possible that our results of operations or liquidity and capital resources could be adversely affected by the ultimate outcome of the pending litigation or as a result of the costs of contesting such lawsuits.

Government Proceedings
In December 2008, we were advised that during a November 2008 inspection of donor recovery sites in Bulgaria by the French regulatory agency, afssaps, deficiencies were identified. As a precautionary measure, we temporarily suspended the distribution of allograft tissue grafts processed from tissue recovered by our subsidiary, TB OsteoCentre Bulgaria EAD (“OCBG”). During the third quarter of 2009, as a result of a notice from afssaps we began the shipment of allograft tissue grafts processed from tissue recovered by OCBG. Suspension of shipment of these products had been self-imposed by us since December 2008 as a result of deficiencies unrelated to product contamination. We however, need to complete additional procedures, which we expect to complete in mid-2010, before we release a remaining $500,000 in tissue product.
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
Interest Rates
We are exposed to interest rate risk. Changes in interest rates affect interest income earned on cash and cash equivalents. We do not enter into derivative transactions related to our cash or cash equivalents. Accordingly, we are subject to changes in interest rates. Based on our December 31, 2009 cash and cash equivalents, a 1% change in interest rates would impact net income by approximately $0.1 million.
Our Credit Agreement entered into in December 2009 is a variable rate facility and as such, the interest cost, should we draw against the facility is, therefore, variable.
Credit Risks
We sell our products to hospitals in the United States and to stocking distributors internationally. Stocking distributors in turn sell to hospitals or other medical establishments and, in many instances, individual stocking distributors maintain higher individual balances with longer payment terms. At December 31, 2009 and 2008, international stocking distributors accounted for 41% and 30%, respectively, of our accounts receivable. Loss, termination or changes in financial condition of a distributor, as well as a change in medical reimbursement regimens by foreign governments where our products are sold, along with changes in the U.S. dollar/euro exchange rate; or changes in local currency exchange rates relative to the U.S. dollar, in international countries where our distributors operate, could have a material adverse effect on our financial condition and results of operations.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2009 related to the recording, processing, summarization and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including our principal executive officer and principal financial officer, by others within our organization, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. Based upon their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2009.
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

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.
The effectiveness of the internal control over financial reporting as of December 31, 2009 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report, which is included in this Item 9A.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(e) under the Exchange Act, during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Osteotech, Inc. and Subsidiaries
Eatontown, New Jersey
We have audited Osteotech, Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 8, 2010 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Woodbridge, New Jersey
March 8, 2010

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Reference is made to information contained under the headings “Proposal No. 1—Election of Directors”, “Identification of Executive Officers”, “Business Experience of Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in our definitive proxy statement for our 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the close of the year ended December 31, 2009 (our “2010 Proxy Statement”), which information is incorporated herein.
Our Board of Directors has adopted a Code of Business Conduct and Ethics that is applicable to all of our directors, officers and employees. Any material changes made to our Code of Business Conduct and Ethics or any waivers granted to any of our directors and executive officers will be publicly disclosed by filing a Current Report on Form 8-K within four business days of such material change or waiver. There were no material changes or waivers in 2009. Copies of the Code of Business Conduct and Ethics as well as charters for our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, which comply with the corporate governance rules of NASDAQ, are available on our website at www.osteotech.com. In addition, a copy of such documents will also be made available to our shareholders upon request by contacting our Investor Relations Department by calling 732-542-2800 or through an e-mail request from our website at www.osteotech.com/finrequest.htm.

Item 11.	Executive Compensation
Reference is made to information contained under the headings “Director Compensation” and “Executive Compensation” in our 2010 Proxy Statement, which information is incorporated herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Reference is made to information contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in our 2010 Proxy Statement, which information is incorporated herein.

We have three stock option plans, all of which have been approved by our shareholders. One of the plans, the 1991 Independent Directors Stock Option Plan, does not have any shares available to grant new options and all shares underlying outstanding options that expire or are forfeited prior to exercise are not available for future option grants under this plan. See Note 15 of “Notes to Consolidated Financial Statements.” The following table sets forth certain information relative to our stock option plans as of December 31, 2009:

Number of securities
remaining available
for future issuance under
	Number of securities to be			equity compensation
	issued upon exercise of	Weighted-average exercise		plans (excluding
	outstanding options,	price of outstanding options,		securities reflected in
Plan Category	warrants and rights	warrants and rights		column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders	1,821,095	$6.04	(1)	1,111,072
Equity compensation plans not approved by security holders (2)

Total	1,821,095	$6.04		1,111,072

(1)	The weighted-average exercise price was determined based on the exercise price related to each outstanding stock option and an exercise price of zero for each restricted stock unit award.

(2)	We do not have any equity compensation plans which have not been approved by our security holders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Reference is made to information contained under the headings “Corporate Governance” and “Transaction With Related Persons” in our 2010 Proxy Statement, which information is incorporated herein.

Item 14.	Principal Accountant Fees and Services
Reference is made to information contained under the headings “Principal Accountant Fees and Services” in our 2010 Proxy Statement, which information is incorporated herein.

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

3.4
Certificate of Retirement and Prohibition or Reissuance of Shares of Osteotech, Inc. dated April 4, 2002 (incorporated by reference to Exhibit 3.4 to Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2002)
*

3.5
Certificate of Designation of Series E Junior Participating Preferred Stock of Osteotech, Inc. (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed on January 22, 2010)
*

4.1
Rights Agreement, dated as of January 22, 2010, between Osteotech, Inc. and Registrar and Transfer Company (incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, filed on January 22, 2010)
*

10.2
1991 Independent Directors Stock Option Plan, as amended (incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-145438), filed on August 14, 2007) ^
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
*

Exhibit		Page
Number	Description	Number
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

10.15
Processing Agreement between Musculoskeletal Transplant Foundation, Inc., Biocon, Inc. and Osteotech, Inc. dated December 22, 2004 (incorporated by reference to Exhibit 10.51 to Registrant’s Annual Report on Form 10-K, filed on March 29, 2005)
*

10.16
Form of Nontransferable Incentive Stock Option Agreement for all incentive option grants, including option grants to Members of the Board of Directors and Executive Officers pursuant to Osteotech’s 2000 Stock Plan (incorporated by reference to Exhibit 10.52 to Registrant’s Annual Report on Form 10-K, filed on March 29, 2005) ^
*

10.17
Form of Nontransferable Non-Incentive Stock Option Agreement for all non-incentive option grants, including option grants to Members of the Board of Directors and Executive Officers pursuant to Osteotech’s 2000 Stock Plan (incorporated by reference to Exhibit 10.53 to Registrant’s Annual Report on Form 10-K, filed on March 29, 2005) ^
*

10.22
Form of Nontransferable Non-Incentive Stock Option Agreement pursuant to the 2000 Stock Plan and Form of Amendment thereto (incorporated by reference to Exhibit 10.59 to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2005) ^
*

10.26
Agreement of Lease between 201 Industrial Way, Inc. and Osteotech, Inc., dated August 5, 2005, regarding the Company’s principal processing facility (incorporated by reference to Exhibit 10.63 to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2005)
*

10.27
Employment Agreement, effective as of November 1, 2000, between Osteotech, Inc. and Mark H. Burroughs (incorporated by reference to Exhibit 10.64 to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2005) ^
*

10.32
Amendment No. 1, effective as of January 1, 2006, to Employment Agreement, effective as of November 1, 2000, between Osteotech, Inc. and Mark H. Burroughs (incorporated by reference to Exhibit 10.61 to Registrant’s Annual Report on Form 10-K filed on March 31, 2006) ^
*

Exhibit		Page
Number	Description	Number
10.33
Amendment No. 1, effective as of January 1, 2006, to Employment Agreement, dated July 2, 2004, between Osteotech, Inc. and Sam Owusu-Akyaw (incorporated by reference to Exhibit 10.62 to Registrant’s Annual Report on Form 10-K filed on March 31, 2006) ^
*

10.34
Employment Agreement, effective as of September 27, 2004, between Osteotech, Inc. and Robert Wynalek (incorporated by reference to exhibit 10.64 to Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2006) ^
*

10.35	Form of Indemnity Agreement executed by Officers and Directors of Osteotech, Inc. (incorporated by reference to Exhibit 10.54 to Registrants Current Report on Form 8-K filed on April 9, 2002) ^	*

10.36	Form of 2000 Stock Plan Restricted Stock Unit Agreement for Employees (incorporated by reference to Exhibit 10.66 to registrant’s Quarterly Report on Form 10-Q filed on August 4, 2006) ^	*

10.37	Form of 2000 Stock Plan Restricted Stock Unit Agreement for Independent Directors (incorporated by reference to Exhibit 10.67 to Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2006) ^	*

10.38	Form of 2000 Stock Plan Restricted Stock Unit Agreement For Consultants (incorporated by reference to Exhibit 10.68 to Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2006) ^	*

10.39	The Management Performance Bonus Plan, June 2006 (incorporated by reference to Exhibit 10.69 to Registrant’s Quarterly Report on Form 10-Q filed on August 4, 2006) ^	*

10.40
Form of 2000 Stock Plan Nontransferable Incentive Stock Option Agreement as of October 26, 2006 (incorporated by reference to Exhibit 10.49 to Registrant’s Annual Report on Form 10-K filed on March 14, 2007) ^
*

10.41
Form of 2000 Stock Plan Nontransferable Non-Incentive Stock Option Agreement as of October 26, 2006 (incorporated by reference to Exhibit 10.50 to Registrant’s Annual Report on Form 10-K filed on March 14, 2007) ^
*

10.45
Employment Agreement, dated September 27, 2004, between the Company and Robert Honneffer (incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2007) ^
*

10.46
Second Amendment to Tissue Recovery Agreement between the Company and Community Blood Center dated May 14, 2007 (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2007)
*

10.47
Third Amendment to Tissue recovery Agreement between the Company and Community Blood Center dated May 14, 2007 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2007)
*

10.48
Fourth Amendment to Tissue Recovery Agreement between the Company and Community Blood Center dated June 1, 2007 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed on August 6, 2007)
*

10.49	2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-145501), filed on August 16, 2007) ^	*

Exhibit		Page
Number	Description	Number
10.50	Form of 2007 Stock Incentive Plan Restricted Stock Unit Agreement for Employees (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2007) ^	*

10.51	Form of 2007 Stock Incentive Plan Performance-Based Restricted Stock Unit Agreement for Employees ^	*

10.53
Amendment No. 2 to Employment Agreement, effective as of December 31, 2008, between Osteotech, Inc. and Mark H. Burroughs (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed January 7, 2009) ^
*

10.54
Amendment No. 1 to Employment Agreement, effective as of December 31, 2008, between Osteotech, Inc. and Robert Honneffer (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed January 7, 2009) ^
*

10.55
Amendment No. 2 to Employment Agreement, effective as of December 31, 2008, between Osteotech, Inc. and Sam Owusu-Akyaw (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K, filed January 7, 2009) ^
*

10.56
Amendment No. 1 to Employment Agreement, effective as of December 31, 2008, between Osteotech, Inc. and Robert Wynalek (incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K, filed January 7, 2009) ^
*

10.57
Form of Amendment No. 1 to Change in Control Agreement, effective as of December 31, 2008, between Osteotech, Inc. and its Executive Officers (incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K, filed January 7, 2009) ^
*

10.58
Nontransferable Independent Director Stock Option Agreement, dated July 1, 2009, between the Company and Kenneth Fallon (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2009) ^
*

10.59
Amendment No. 1 to Nontransferable Independent Director Stock Option Agreement between the Company and Kenneth Fallon, dated September 3, 2009 (incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2009) ^
*

10.60
Form of Letter Agreement between the Company and Non-Employee Directors, dated September 3, 2009 (incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2009)
*

10.61
Revolving Credit and Security Agreement, dated December 29, 2009, between PNC Bank, National Association and Osteotech, Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed on January 5, 2010)
*

10.62	Tissue Recovery Agreement between the Company and Community Blood Center d/b/a Community Tissue Services dated October 30, 2009.	+, **

21.1	Subsidiaries of the Registrant	+

23.1	Consent of BDO Seidman, LLP	+

Exhibit		Page
Number	Description	Number
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

*	Previously filed; incorporated herein by reference

+	Filed herewith

^	Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 10(iii)

**
Pursuant to Rule 246-2 of the Securities Exchange Act of 1934, as amended, confidential portions of these exhibits have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 8, 2010	OSTEOTECH, INC.
	By:	/s/ SAM OWUSU-AKYAW
Sam Owusu-Akyaw
Chief Executive Officer (Principal Executive Officer) and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ KENNETH P. FALLON III Kenneth P. Fallon III	Chairman of the Board of Directors	March 8, 2010

/s/ SAM OWUSU-AKYAW Sam Owusu-Akyaw	President and Chief Executive Officer (Principal Executive Officer) and Director	March 8, 2010

/s/ MARK H. BURROUGHS Mark H. Burroughs	Executive Vice President Chief Financial Officer (Principal Financial Officer)	March 8, 2010

/s/ STEPHEN S. GALLIKER Stephen S. Galliker	Director	March 8, 2010

/s/ CATO T. LAURENCIN Cato T. Laurencin	Director	March 8, 2010

/s/ ROBERT J. PALMISANO Robert J. Palmisano	Director	March 8, 2010

/s/ JAMES M. SHANNON James M. Shannon	Director	March 8, 2010

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
Eatontown, New Jersey
We have audited the accompanying consolidated balance sheets of Osteotech, Inc. and Subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Osteotech, Inc. and Subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Osteotech Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 8, 2010 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Woodbridge, NJ
March 8, 2010

OSTEOTECH, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

December 31,	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$10,708	$18,823
Accounts receivable, net of allowance of $304 in 2009 and $401 in 2008	16,165	17,968
Deferred processing costs	38,562	38,715
Inventories	1,819	1,467
Prepaid expenses and other current assets	3,247	3,115

Total current assets	70,501	80,088

Property, plant and equipment, net	29,575	34,005
Goodwill	1,953	1,953
Other assets	14,908	11,069

Total assets	$116,937	$127,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$16,206	$23,569
Current maturities of capital lease obligation	994	895

Total current liabilities	17,200	24,464

Capital lease obligation	12,181	13,175
Other long-term liabilities	7,270	6,626

Total liabilities	36,651	44,265

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.01 par value; 70,000,000 shares authorized at both December 31, 2009 and 2008; 18,179,180 shares and 17,979,846 shares issued at December 31, 2009 and 2008, respectively	182	180
Additional paid-in capital	71,337	69,801
Treasury stock, at cost; 115,670 shares and 65,190 shares at December 31, 2009 and 2008, respectively	(227)	(125)
Accumulated other comprehensive income	1,410	1,393
Retained earnings	7,584	11,601

Total stockholders’ equity	80,286	82,850

Total liabilities and stockholders’ equity	$116,937	$127,115

The accompanying notes are an integral part of these consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

For the year ended December 31,	2009	2008	2007

Revenue	$96,678	$103,814	$104,277

Cost of revenue	49,108	48,770	50,555

Gross profit	47,570	55,044	53,722

Marketing, selling and general and administrative expenses	43,996	45,032	44,801
Research and development expenses	6,486	7,435	5,658

	50,482	52,467	50,459

Operating income (loss)	(2,912)	2,577	3,263

Other income (expense):
Interest income	31	454	1,022
Interest expense	(1,443)	(1,526)	(1,610)
Other	42	961	(1)

	(1,370)	(111)	(589)

Income (loss) before income taxes	(4,282)	2,466	2,674

Income tax expense (benefit)	(265)	263	57

Net income (loss)	$(4,017)	$2,203	$2,617

Earnings (loss) per share:
Basic	$(.22)	$.12	$.15
Diluted	$(.22)	$.12	$.15
Shares used in computing earnings (loss) per share:
Basic	17,968,971	17,833,902	17,538,254
Diluted	17,968,971	18,083,584	17,926,384
The accompanying notes are an integral part of these consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(dollars in thousands)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In	Treasury Stock		Comprehensive	Retained	Stockholders’
For the years ended December 31, 2009, 2008 and 2007	Shares	Amount	Capital	Shares	Amount	Income	Earnings	Equity
Stockholders’ Equity, January 1, 2007	17,396,775	$174	$65,784			$1,114	$6,781	$73,853
Net income							2,617	2,617
Currency translation adjustments						317		317

Total comprehensive income								2,934
Exercise of stock options	279,336	3	1,238					1,241
Common stock issued pursuant to employee stock purchase plan	21,428	—	162					162
Stock-based compensation expense			838					838

Stockholders’ Equity, December 31, 2007	17,697,539	177	68,022			1,431	9,398	79,028
Net income							2,203	2,203
Currency translation adjustments						(38)		(38)

Total comprehensive income								2,165
Exercise of stock options/vested restricted stock units	213,247	2	237					239
Common stock issued pursuant to employee stock purchase plan	69,060	1	237					238
Purchase of Treasury stock				65,190	$(125)			(125)
Stock-based compensation expense			1,305					1,305

Stockholders’ Equity, December 31, 2008	17,979,846	180	69,801	65,190	(125)	1,393	11,601	82,850
Net loss							(4,017)	(4,017)
Currency translation adjustments						17		17

Total comprehensive income								(4,000)
Exercise of stock options/vested restricted stock units	185,750	2	—					2
Common stock issued pursuant to employee stock purchase plan	13,584	—	47					47
Purchase of Treasury stock				50,480	(102)			(102)
Stock-based compensation expense			1,489					1,489

Stockholders’ Equity, December 31, 2009	18,179,180	$182	$71,337	115,670	$(227)	$1,410	$7,584	$80,286

The accompanying notes are an integral part of these consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

For the year ended December 31,	2009	2008	2007

Cash Flow From Operating Activities
Net income (loss)	$(4,017)	$2,203	$2,617
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	5,843	5,706	5,396
Stock-based compensation expense	1,330	1,305	838
Loss on disposal of assets	146	398	—
Changes in assets and liabilities:
Accounts receivable	1,803	1,385	(846)
Deferred processing costs	(704)	(12,375)	(2,349)
Inventories	(352)	(296)	(166)
Prepaid expenses and other current assets	762	342	(1,162)
Net receivables from license agreements	(2,294)	(500)	—
Note receivable from patent litigation settlement	—	1,000	1,000
Accounts payable and other liabilities	(7,472)	4,205	2,803

Net cash (used in) provided by operating activities	(4,955)	3,373	8,131

Cash Flow From Investing Activities
Capital expenditures	(1,414)	(5,853)	(3,312)
Other, net	(834)	(983)	(739)

Net cash used in investing activities	(2,248)	(6,836)	(4,051)

Cash Flow From Financing Activities
Purchase of treasury stock	(102)	(125)	—
Issuance of common stock	49	477	1,403
Principal payments on capital lease obligation	(895)	(806)	(727)

Net cash (used in) provided by financing activities	(948)	(454)	676

Effect of exchange rate changes on cash	36	(37)	75

Net (decrease) increase in cash and cash equivalents	(8,115)	(3,954)	4,831
Cash and cash equivalents at beginning of year	18,823	22,777	17,946

Cash and cash equivalents at end of year	$10,708	$18,823	$22,777

The accompanying notes are an integral part of these consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
1. DESCRIPTION OF BUSINESS
Osteotech, Inc. (the “Company”) is a leading technology company that develops innovative and efficacious products for regenerative medicine. The Company is focused on creating innovative technology platforms that will provide a variety of procedural specific biologic products to address the changing needs of orthopedics and healthcare in general. By developing specific products for specific surgical procedures, the Company believes it will be able to provide the surgeon with the “right product at the right time for the right procedure” and, therefore, improve patient outcomes.
The Company’s goal is to utilize its technology platforms to develop tissue forms and products to create procedure specific solutions to repair, replace or heal bone and tissue loss caused by trauma, disease or surgical intervention and to augment prosthetic implant procedures to facilitate spinal fusion and to replace and/or repair damaged ligaments, tendons and other tissues within the human body. The Company provides biologic solutions to orthopedic, spinal, neurosurgical and oral/maxillofacial surgeons for use in the various surgical procedures.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All intercompany transactions and balances are eliminated. The Company has no material interests in variable interest entities.
Use of Estimates
The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include allowances for accounts receivable, the useful lives of capital assets and intangible assets, inventory and deferred processing costs valuation, deferred tax asset valuation, uncertain tax positions, certain accrued and contingent liabilities and the fair value of stock-based compensation.
Revenue Recognition
The Company derives revenue principally from service fees related to the distribution of its tissue grafts and products. Revenue, net of trade discounts and allowances, is recognized once delivery has occurred provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, and collectability is reasonably assured. Delivery is considered to have occurred when risk of loss has transferred to the Company’s customers, usually upon shipment to such customers, except for the Company’s products maintained as consigned inventory, when delivery is considered to have occurred at the time that the tissue graft or product is consumed by the end user (See Note 19 for a summary of revenue by segment). Generally, customers are not allowed to return product unless damaged or determined to be unsuitable for a specific procedure and the Company bases its estimate for sales returns upon historical trends and records this amount, as a reduction to revenue.
The Company recognizes patent license fees as other revenue when the Company’s performance under the applicable agreement is substantially complete and collectability is reasonably assured.

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Cash Equivalents and Short-Term Investments
The Company considers all highly liquid investments with original maturities of three months or less, including the Company’s investment in money market funds, to be cash equivalents. As of December 31, 2009, a significant portion of the Company’s cash and cash equivalents were held in money market accounts, which are valued using Level 1 inputs under the guidance of the Financial Accounting Standards Board (FASB) Codification (“Codification”) Topic 820, Fair Value Measurements (ASC 820). Investments with maturities in excess of three months but less than one year, when purchased, will be classified as short-term investments and valued in accordance with ASC 820.
Fair Value Measurements
The carrying value of cash and cash equivalents, marketable securities, accounts receivable and accounts payable and accrued liabilities approximates the fair value of these financial instruments at December 31, 2009 and 2008 due to their short maturities.
The Company follows the provisions of ASC 820, which defines fair value, establishes a framework for measuring fair value of assets and liabilities, and expands disclosures about fair value measurements. ASC 820 applies under a number of other accounting pronouncements that require or permit fair value measurements. Certain provisions of ASC 820, as they relate to non-financial assets and liabilities, were adopted by the Company beginning on January 1, 2009.
Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on the following three levels of inputs that may be used to measure fair value, of which, the first two are considered observable and the last unobservable:
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
The following table sets forth the Company’s financial assets that were measured at fair value as of December 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Asset:
Money market funds	$5,827	$—	$—

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
Long-Lived Assets
Impairment — The Company continually monitors events and circumstances that could indicate that carrying amounts of long-lived assets, including property, plant, equipment and intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability of long-lived assets, other than goodwill, by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the asset, or discounted estimated future cash flows if fair value is not readily determinable. Goodwill is tested for impairment, based on fair market value measurements, on an annual basis as of January 1, and between annual tests if indictors of potential impairment exist. No impairment of goodwill has been identified during any of the periods presented.
The estimates of fair market value and future cash flows involve considerable management judgment and are based upon, among other things, assumptions about expected future operating performance. Assumptions used in these forecasts are consistent with internal planning. The actual future operating performance could differ from management’s estimates due to changes in business conditions, operating performance and economic conditions.
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

Capitalized lease and leasehold improvements	Lesser of the useful life of the asset or the term of the respective lease
Machinery and equipment	5 to 10 years
Computer hardware and software	5 years
Office equipment, furniture and fixtures	5 years
Surgical instrumentation	3 years
When depreciable assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recorded as a component of other income in the consolidated statements of operations.

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Goodwill — The Company’s goodwill mainly relates to the Company’s international activities in the sale and distribution of allograft bone tissue products. No impairment of goodwill has been identified during any of the periods presented.
Other intangible assets — The Company’s other intangible assets, which principally represent patents and patent applications, are recorded at cost. Patents are amortized over 5 years. Patent application costs will commence amortization upon the grant of the patent, or expensed if the application is rejected, withdrawn or abandoned.
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
Grants
As part of the Company’s efforts to foster the development of new technologies, tissue donations and expansion of tissue supply, the Company may, from time-to-time, provide grants to educational and other organizations. Grants are included in marketing, selling and general and administrative expenses in the consolidated statements of operations when the Company makes a fixed and determinable commitment to fund a specific grant. As of December 31, 2009, the Company does not have any grant commitments.
Income Taxes
The Company records a provision for income taxes including federal, state and foreign income taxes currently payable and those deferred because of temporary differences in the basis of assets and liabilities between amounts recorded for financial statement and tax purposes. Deferred taxes are calculated using the liability method. A valuation allowance is established, as needed, to reduce the carrying value of net deferred tax assets if realization of such assets is not considered to be “more likely than not.”
The Company recognizes the tax benefit from an uncertain tax position when it is more likely than not, based on the technical merits of the position, that the position will be sustained on examination by the taxing authorities. Additionally, the amount of the tax benefit to be realized is the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon settlement. If the more likely than not threshold is not met in the period for which a tax position is taken, the Company may subsequently recognize the benefit of that tax position if the tax matter is effectively settled, the statute of limitations expires, or if the more likely than not threshold is met in a subsequent period. The Company recognizes interest and penalties related to unrecognized tax benefits (“UTBs”) in income tax expense.
Research and Development
Research and development costs include compensation related expenses of employees and third-party development costs. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Stock-Based Compensation
The Company’s compensation programs include share-based payments. All awards under share-based payment programs are accounted for at fair value and these fair values are generally amortized on a straight-line basis over the vesting terms into marketing, selling and general and administrative expense in the consolidated statement of operations, as appropriate.
Nonmonetary Transactions
The Company recognizes nonmonetary transactions in accordance with Codification Topic 845-10, Nonmonetary Transactions.
In 2009, the Company completed a nonmonetary transaction from which the Company will receive tissue over a three year period beginning in the third quarter of 2010. Revenue recorded in 2009 of $2,787 from this transaction equals the present value of the fair market value of the tissue to be received. Fair market value was determined based on similar monetary transactions between the Company and unrelated third parties.
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
Generally, sales to international stocking distributors are denominated in U.S. dollars. However, in certain instances, the Company invoices in other than U.S. dollars and to a lesser extent, makes purchases denominated in other than U. S. dollars. We, therefore, are exposed to risks of foreign currency fluctuations, which we do not hedge, and are subject to transaction gains and losses, that are recorded as a component of other income in the consolidated statements of operations.
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
We sell our products to hospitals in the Unites States and to stocking distributors internationally. Stocking distributors in turn sell to hospitals or other medical establishments and, in many instances, individual stocking distributors maintain higher individual balances with longer payment terms. Losses, termination or changes in the financial condition of a distributor, as well as a change in medical reimbursement regimens by foreign governments where our products are sold, along with changes in local currency exchange rates relative to the U.S. dollar, in international countries where our distributors operate, could have a material adverse effect on our financial condition and results of operations. At December 31, 2009 and 2008, international stocking distributors accounted for 41% and 30%, respectively, of the Company’s accounts receivable.
At December 31, 2009 no one customer represented more than 10% of outstanding accounts receivable. At December 31, 2008 one customer represented 12% of our outstanding accounts receivable.

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Reclassification
Certain reclassifications have been made to the consolidated financial statements for previous years to conform to the classifications used as of and for the year ended December 31, 2009.
3. ACCOUNTING PRONOUNCEMENTS
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.
Effective for the Company beginning September 15, 2009, the FASB Codification is the source of authoritative United States generally accepted accounting principles (“GAAP”) to be applied to nongovernmental entities and rules and interpretive releases of the Securities and Exchange Commission (“SEC”) as authoritative GAAP for SEC registrants. The Codification superseded all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts but rather issues accounting standards updates. The adoption of the Codification had no material impact on the Company’s financial statements.
4. DEFERRED PROCESSING COSTS
Deferred processing costs consist of the following at December 31:

	2009	2008
Unprocessed tissue	$16,692	$16,922
Tissue in process	4,062	4,506
Implantable tissue	17,808	17,287

	$38,562	$38,715

Unprocessed tissue represents the value of such allograft bone tissue expected to be processed by the Company during the next twelve months. Unprocessed tissue expected to be processed in periods subsequent to one year of $8,475 and $7,618 at December 31, 2009 and 2008, respectively, was reflected in other assets.
5. INVENTORIES
Inventories consist of the following at December 31:

	2009	2008
Supplies	$428	$478
Raw Materials	779	533
Finished Goods	612	456

	$1,819	$1,467

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
6. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following at December 31:

	2009	2008
Income tax receivable	$230	$470
Receivable from license arrangements	1,394	500
Other	1,623	2,145

	$3,247	$3,115

7. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following at December 31:

	2009	2008
Property under capital lease	$18,298	$18,454
Machinery and equipment	40,058	39,029
Computer hardware and software	5,177	6,803
Office equipment, furniture and fixtures	6,049	6,019
Surgical instrumentation	2,548	2,464
Leasehold improvements	9,471	8,706
Equipment not placed in service	69	1,394

	81,670	82,869

Less accumulated depreciation and amortization	(52,095)	(48,864)

	$29,575	$34,005

Maintenance and repairs expense for the years ended December 31, 2009, 2008 and 2007, was $3,130, $2,690 and $2,298, respectively. Depreciation and amortization expense related to property, plant and equipment, including property under capital lease, for the years ended December 31, 2009, 2008 and 2007 was $5,558, $5,487 and $5,201, respectively.
8. OTHER ASSETS
Other assets consist of the following at December 31:

	2009	2008
Issued patents — at cost	$2,319	$1,965
Less accumulated amortization	(1,752)	(1,579)

	567	386

Patent applications pending	2,659	2,292
Unprocessed tissue expected to be processed after one year	8,475	7,618
Long-term portion of receivable from license arrangement	2,383	—
Other	824	773

	$14,908	$11,069

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Patents or patent application costs aggregating $103 in 2009 and $67 in 2008 have been charged to marketing, selling and general and administrative expenses in the consolidated statements of operations since the related patent or patent applications have been abandoned or withdrawn. Amortization expense for issued patents was $196, $160 and $155 for the years ended December 31, 2009, 2008 and 2007, respectively, and is included in marketing, selling and general and administrative expenses in the consolidated statements of operations. Amortization expense for issued patents for the next five years is: $199 in 2010, $151 in 2011, $121 in 2012, $77 in 2013 and $19 in 2014.
9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
Accounts payable and accrued liabilities consist of the following at December 31:

	2009	2008
Trade accounts payable	$9,216	$12,731
Accrued tissue recovery fees	1,413	4,522
Accrued compensation	955	1,162
Accrued professional fees	780	907
Accrued commissions payable to non-employees	1,040	1,229
Amounts due under severance agreements	293	141
Other accrued liabilities	2,509	2,877

	$16,206	$23,569

10. LEASING TRANSACTIONS
The Company leases office and production facilities, including the Company’s principal processing facility and executive offices, and equipment under various lease agreements, which have non-cancelable terms expiring at various intervals through August 2025. Most of the leases for office and production facilities include renewal provisions at the Company’s option.
Future minimum capital and operating lease payments at December 31, 2009 are as follows:

		Operating
	Capital Lease	Leases

2010	$2,326	$1,674
2011	2,326	1,614
2012	1,965	1,602
2013	1,460	1,469
2014	1,460	849
Thereafter	15,574	—

Total minimum lease payments	25,111	$7,208

Less interest portion of payments	(11,936)

Present value of future minimum lease payments	13,175
Less current maturities of capital lease obligation	(994)

Capital lease obligation	$12,181

The capital lease obligation reported above relates to the Company’s principal processing facility located in Eatontown, New Jersey. The lease agreement expires in 2025 and has two five-year renewal options at the Company’s election.

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Rent expense was $1,702, $1,344 and $1,459 for the years ended December 31, 2009, 2008, and 2007, respectively.
11. REVOLVING CREDIT FACILITY
On December 29, 2009, the Company entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association as lender and agent (“PNC”). Pursuant to the terms of the Credit Agreement and upon request, the Company may borrow from PNC up to $10,000 subject to a maximum borrowing base that is based upon an amount equal to 85% of the Company’s eligible receivables (as that term is defined in the Credit Agreement) less such reserves as PNC reasonably deems proper and necessary. Under the Credit Agreement, the Company is permitted to use the proceeds of any such borrowings to satisfy its working capital needs and for general corporate purposes. Borrowings under the Credit Agreement bear interest at one of three variable rates, PNC’s base commercial lending rate plus 2%; the federal funds open rate plus 0.5% or LIBOR plus 3%. In no event will the interest rate be less than 3%. Borrowings are secured by essentially all the assets of the Company. Under the Credit Agreement, the Company is obligated to pay PNC a quarterly facility fee of 0.5% per annum on the unused portion of the Credit Agreement.
The Company is also required to maintain compliance with various financial and other covenants and conditions, including but not limited to, a prohibition on paying cash dividends, a requirement that a fixed charge coverage ratio be maintained beginning on March 31, 2011, and certain limitations on engaging in affiliate transactions, making acquisitions, incurring additional indebtedness and making capital expenditures, the breach of any of which would permit PNC to accelerate the obligations. The Credit Facility also includes subjective acceleration provisions. Such provisions are based upon, in the reasonable opinion of PNC, the occurrence of any adverse or material change in the condition or affairs, financial or otherwise, of the Company, which impairs the interest of PNC.
As of December 31, 2009, there were no amounts outstanding under the Credit Agreement and the Company is in compliance with all covenants.
12. OTHER LONG-TERM LIABILITIES
AROs
The Company has AROs related to the estimated costs associated with deconstructing the Company’s processing environment and storage facility housed in two leased facilities.
The following table summarizes the changes in the Company’s long-term ARO liability for the years indicated:

	2009	2008
Balance at January 1	$3,453	$4,429
Accretion expense	168	174
Change in estimates	(84)	(390)
Abandonment payments	—	(760)

Balance at December 31	$3,537	$3,453

At December 31, 2009, the estimated settlement value at the termination of the leases related to our processing facility and storage facility was $8,190 and $1,014, respectively.

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Other
Other long-term liabilities at December 31 consist of the following:

	2009	2008
Deferred gain on the sale of processing facility under capitalized lease	$2,860	$3,042
Other	873	131

	$3,733	$3,173

In 2005, the Company sold its principal processing facility in a sale and lease back transaction. The resulting gain of approximately $3,660 from the sale of the facility was deferred and is being amortized in proportion to the amortization of the leased asset. Amortization of the deferred gain, included as a component of depreciation and amortization in the consolidated statements of operations, was $182 in each of the three years December 31, 2009.
13. INCOME TAXES
The income tax expense (benefit) for the year ended December 31 consists of the following:

	2009	2008	2007
Current:
Federal	$(258)	$156	$48
Foreign	34	45	86
State	(41)	62	(77)

Income tax expense (benefit)	$(265)	$263	$57

Income (loss) before income taxes for the year ended December 31 is as follows:

	2009	2008	2007
Income (loss) before income taxes:
United States	$(4,533)	$1,515	$1,841
Foreign	251	951	833

	$(4,282)	$2,466	$2,674

The difference between the income tax expense and the expected tax that would result from the use of the federal statutory income tax rate is as follows:

	2009	2008	2007
Computed tax at statutory Federal rate	$(1,456)	$839	$909
State income taxes, net of Federal benefit	111	51	(77)
Previously reserved deferred tax assets	1,487	(620)	(621)
Foreign income taxes	35	(279)	(197)
Permanent items	80	105	(5)
Other, including the effect of uncertain tax positions	(522)	167	48

Income tax expense (benefit)	$(265)	$263	$57

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
In 2009, the Company as a result of incurring a loss for Federal tax purposes did not provide for Federal income taxes but did provide a provision for certain state taxes on alternative methods and for foreign taxes. In addition, as a result of settlement of various uncertain tax positions during 2009, the Company recorded an income tax benefit for Federal, state and foreign taxes of $522.
In 2008 and 2007, the Company after the application of available net operating loss carryforwards provided for Federal income taxes based on the alternative minimum tax method, as well as provided a provision for certain state taxes on alternative methods and foreign taxes. In 2008, the Company also recorded a charge related to its assessment of uncertain tax positions mainly as a result of an ongoing Federal tax audit. The carryforwards utilized for Federal, state and foreign purposes carried full valuation allowances. The Company’s state income tax benefit in 2007 was primarily due to the reversal of certain domestic state tax reserves and the filing for a state tax refund related to a prior year, partially offset by a provision for minimum state taxes in certain jurisdictions.
The components of the deferred tax assets and deferred tax liabilities at December 31 are as follows:

	2009	2008
Deferred Tax Assets:
Net operating loss carry forwards:
Federal	$7,490	$2,740
Foreign	—	337
State	1,798	1,363
Tax credits:
Federal	1,054	571
State	1,086	862
Inventory reserves	688	632
Asset retirement obligation	514	488
Deferred gain on the sale of facility	1,143	1,216
Stock based compensation	777	484
Other	1,700	1,535

Deferred tax assets	16,250	10,228
Valuation allowance	(12,809)	(7,849)

Net deferred tax assets	3,441	2,379

Deferred Tax Liabilities:
Depreciation	1,564	2,217
License arrangement	1,271	—
Other	606	162

Deferred tax liabilities	3,441	2,379

Net deferred taxes	$—	$—

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
At December 31, 2009, 2008 and 2007, the Company evaluated the continuing need for valuation allowances for its domestic and foreign deferred tax assets in accordance with the provisions of Codification Topic ASC 740, Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. The Company has determined, based on its assessment, that there is not sufficient positive evidence to support the reversal of such valuation allowances. The Company intends to maintain the valuation allowance until sufficient positive evidence exists to support the reversal of the valuation allowances. The Company evaluates its position with respect to the valuation allowance each quarter by taking into consideration numerous factors, including, but not limited to: past, present and forecasted results; the impact in each jurisdiction of operation activities; and the anticipated effects of the Company’s strategic plan.
At December 31, 2009, the Company had aggregate federal net operating loss carryforwards of $22,029 and federal research and development and alternative minimum tax credits of $949 and $107, respectively, which expire in varying amounts beginning in 2025 through 2030. At December 31, 2009, the Company had state net operating loss carryforwards of $29,971. State net operating loss carryforwards, which primarily offset New Jersey taxable income, expire in varying amounts beginning 2012 through 2030. In addition, the Company had state research and development, manufacturing and other credits of $1,086 primarily to offset New Jersey income taxes, which expire in varying amounts beginning in 2010 through 2015.
The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2003 through 2009 tax years generally remain subject to examination by Federal, foreign and most state authorities including, but not limited to, the United States, France, Bulgaria and the State of New Jersey. During 2009, the U.S. Internal Revenue Service (“IRS”) examination of the Company’s 2003 through 2005 Federal tax returns, the State of New Jersey’s examination of Company’s 2003 through 2006 state income tax filings and the French tax authority’s audit of the 2006 and 2007 tax filings by the Company’s French subsidiary were concluded.

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
The audits resulted in the payment of a minor amount of taxes as a result of the French tax audit. The aggregate amount of the Company’s available Federal and State of New Jersey net operating loss carryforwards (“NOLs”) was not materially impacted. Certain Federal research and development credit carryforwards were eliminated.
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
A reconciliation of the beginning and ending amount of UTBs is as follows:

	2009	2008	2007
Unrecognized Tax Benefits, January 1 (excluding interest and penalties)	$3,854	$3,672	$—
Additions related to current period tax positions	—	—	57
Additions related to prior period tax positions	—	853	3,615
Reductions related to prior periods tax positions	(751)	(671)	—
Reductions related to settlements with taxing authorities	(2,378)	—	—
Reductions related to expiration of statute of limitations	(663)	—	—

Unrecognized Tax Benefits, December 31	$62	$3,854	$3,672

Accrued interest and penalties, January 1	$120	$—	$—
Additions/reductions charged to expense	—	120	—
Reductions related to expiration of statute of limitations	(120)	—	—

Accrued interest and penalties, December 31	$—	$120	$—

At December 31, 2009, 2008 and 2007, the reduction in net Federal, state and foreign deferred tax assets as a result of UTBs was offset by a similar change in the related valuation allowance. It is expected that the amount of UTBs will change in the next twelve months; however, the Company does not anticipate the change to be significant.
14. COMMITMENTS AND CONTINGENCIES
Tissue Supply Agreements
In October 2009, the Company entered into a ten-year agreement with Community Tissue Services, (“CTS”). Pursuant to the terms of the agreement, CTS will supply the Company with a specific number of whole donors, cortical shafts and specific soft tissues. The initial term of the agreement expires on December 31, 2019. Thereafter, the agreement will automatically renew for one five-year term and then for successive two-year renewal terms, unless either party notifies the other in writing of its intention not to renew no later than 180 days prior to the end of the initial term or any renewal term. The Company expects to reimburse CTS approximately $9,000 in each of 2010 through 2012 for their donor recovery and donor eligibility services related to the cortical shafts, whole donors and other tissues that the Company expects to receive.
Other Contingencies
In December 2008, the Company was advised that during a November 2008 inspection of donor recovery sites in Bulgaria by the French regulatory agency, afssaps, deficiencies were identified. As a precautionary measure, the Company temporarily suspended the distribution of allograft tissue grafts processed from tissue recovered by its subsidiary, TB OsteoCentre Bulgaria EAD (“OCBG”). During the third quarter of 2009, as a result of a notice from afssaps, the Company began the shipment of allograft tissue grafts processed from tissue recovered by OCBG. Suspension of shipment of these tissue products had been self-imposed by the Company unrelated to product contamination. The Company needs to complete additional procedures, which it expects to complete in mid-2010, before it releases a remaining $500 in tissue product.

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Litigation
Osteotech v. Regeneration Technologies, Inc.
In September 2006, the Company filed a complaint against Regeneration Technologies, Inc. (now RTI Biologics, Inc. or “RTI”) in the United States District Court for the District of New Jersey, alleging patent infringement. In December 2009, the Company reached a confidential settlement with RTI for a nominal amount.
ReSource Tissue Bank v. OST Developpement SA
On August 8, 2007, ReSource Tissue Bank filed a lawsuit against OST Developpement SA (“OST”), a wholly owned subsidiary of the Company, before the Commercial Court of Clermond-Ferrand, France, claiming damages arising from OST’s allegedly unlawful termination of its exclusive distribution agreement. The complaint requests that the Court declare that OST breached the agreement by unilaterally and abusively terminating the agreement, and requests the Court to order OST to pay the plaintiff damages totaling 3,329 euros ($4,771) consisting of (i) 374 euros ($536) for reimbursement of marketing expenses (ii) 2,398 euros ($3,437) for lost profits for the remainder of the normal term of the agreement, (iii) 550 euros ($788) for damage to the distributor’s loss of commercial reputation, and (iv) 7 euros ($10) in legal costs. Additionally, the complaint requests that the Court order OST to repurchase the former distributor’s remaining inventory of products purchased from OST for a purchase price of 90 euros ($129). At a February 4, 2010 hearing before the Court, OST and RTB argued the merits of their respective cases and the Company requested a stay. The Company expects the Court to render its decision on the merits, and/or its request for a stay in April 2010.
The Company believes the claims made against OST in this case are without merit and intend to vigorously defend itself in this action.
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
15. STOCKHOLDERS’ EQUITY
Stock Compensation Plans
The Company has one active stock compensation plan: the 2007 Stock Incentive Plan (“the 2007 Plan”). On February 8, 2010, the 2000 Stock Plan (“the 2000 Plan”) expired, except to the extent that equity awards issued under the plan continue to remain outstanding. The 1991 Independent Directors Stock Options Plan has expired, except to the extent that options issued under the plan continue to remain outstanding.
The 2007 Plan authorized the grant of up to 1,400,000 of the Company’s common stock in the form of incentive or non-qualified stock options, stock appreciation rights and stock awards, including restricted stock, deferred stock, restricted stock units (“RSUs”), performance shares, phantom stock and similar types of awards. The vesting terms of RSUs issued in the years ended December 31, 2009, 2008 and 2007 had ratable vesting over six months to four years and the vesting term of option issued during 2009 was one year.

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
Since January 1, 2007, except for stock options issued in 2009 valued utilizing the Black Sholes Model, the Company has granted RSUs as stock based compensation. The fair value of RSUs granted to employees is determined based on the fair value of the underlying common stock on the date of the grant. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service period. The Company also grants performance based RSUs to management employees. The fair value of each performance based RSU is determined on the date of the grant based on the Company’s stock price. Over the performance period, the number of shares of stock that are expected to be issued will be adjusted based on the probability of achievement of a performance target and final compensation expense will be recognized based on the ultimate number of shares issued. The fair value of RSUs granted to consultants and others will be determined upon completion of the required service period. The incremental change in fair value of RSUs granted to consultants and others, from the date of the grant, is included, as is all share based compensation costs, in marketing, selling and general and administrative expenses in the Company’s consolidated statements of operations.
Share based compensation expense is determined utilizing the grant date fair value on awards ultimately expected to vest, and therefore have been reduced for estimated forfeitures. Forfeitures are estimated at the time of the grant and revised, if necessary, in subsequent periods if actual forfeitures differ materially from those estimates. The Company recognizes the compensation cost of all share based payment awards on a straight-line basis over the vesting period of the individual awards.
Share-Based Awards
For the years ended December 31, 2009, 2008 and 2007, we recognized compensation expense as marketing, selling and general and administrative expenses in the consolidated statements of operations of $1,728, $1,701 and $878, respectively. Upon the vesting of substantially all RSU awards, the Company retains a portion of the shares of common stock to be issued under such RSU award in consideration of the employment taxes due by the employee upon vesting. The shares retained by the Company were returned as available shares in accordance with provisions of the stock plans. As a result, the Company funded the employment taxes for employees, which totaled $398, $396 and $40 in 2009, 2008 and 2007, respectively. Non-cash compensation expense for the three years ended December 31, 2009 resulted in no tax benefit to the Company as a result of the Company providing a full valuation reserve on all deferred tax assets. At December 31, 2009, the unrecorded non-cash fair value based compensation expense with respect to nonvested share-based awards was $1,550 and the weighted average period over which that compensation will be charged to operations is 1.4 years.
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

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
The Company issued one stock option in 2009. The Company did not issue stock options during 2008 and 2007. The fair value of a stock option at the date of the grant is determined using the Black Scholes Model. The following assumptions were used to value the stock options:

Dividend yield	0
Expected term (years)	8.5
Expected volatility	73.4%
Risk-free interest rate	3.38%
Fair value of options granted	$3.58
The expected volatility is based on the historical volatility of the common shares of the Company, and the risk-free interest rate is based on the United States Treasury yield in effect at the time of the grant for the expected term of the stock option. The expected term was developed using historical experience.
Stock option activity for the years indicated is as follows:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at January 1,	1,390,962	$7.42	1,764,762	$8.51	2,587,125	$8.35
Granted	100,000	4.74	—	—	—	—
Exercised	—	—	(53,750)	4.39	(221,938)	5.59
Cancelled or expired	(104,150)	20.57	(320,050)	13.94	(600,425)	8.91

Outstanding at December 31,	1,386,812	$6.04	1,390,962	$7.42	1,764,762	$8.51

Exercisable at December 31,	1,280,562	$6.15	1,369,712	$7.47	1,728,512	$8.60

The following table summarizes information concerning nonvested option transactions for the year ended December 31, 2009:

		Weighted Average Grant
		Date
		Fair Value
Nonvested Options	Shares	Per Share

Nonvested at January 1, 2009	21,250	$2.80
Granted	100,000	$3.58
Vested	(15,000)	$2.80

Nonvested at December 31, 2009	106,250	$3.53

At December 31, 2009, there were no in the money options outstanding and, therefore, options exercisable had no intrinsic value. The weighted average remaining contractual term of options outstanding and options exercisable at December 31, 2009 was 4.1 years and 3.7 years, respectively. The intrinsic value of options exercised for the years ended December 31, 2008 and 2007, was $46 and $356, respectively. There were no options exercised in 2009. The fair value of options vested for the years ended December 31, 2009, 2008 and 2007, was $42, $42 and $61, respectively.

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
The following table summarizes information concerning RSU transactions for the years indicated:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value	Stock Units	Fair Value
Nonvested at January 1	790,663	$4.88	775,242	$7.15	119,900	$4.85
Granted	122,728	3.42	423,946	2.85	764,850	7.28
Vested	(280,177)	6.25	(238,487)	7.11	(62,608)	4.68
Forfeited	(198,931)	2.71	(170,038)	7.03	(46,900)	6.91

Nonvested at December 31	434,283	$4.58	790,663	$4.88	775,242	$7.15

At December 31, 2009, 1,027,183 shares of the Company’s common stock are available for future issuance under the 2007 Plan and 83,889 shares were available for future issuance under the 2000 Plan until the expiration of the plan on February 8, 2010.
Preferred Stock
The authorized capital of the Company includes 5,000,000 shares of Preferred Stock, the rights and provisions of which will be determined by the Board of Directors at the time any such shares are issued, if at all. No shares of Preferred Stock were issued or outstanding at any time during 2009, 2008 or 2007.
Stock Repurchase Program
In December 2008, the Company’s Board of Directors authorized a stock repurchase program under which up to $5.0 million of the Company’s common stock may be acquired. Stock repurchases may be executed from time to time at current market prices through open-market and privately negotiated transactions in such amounts as management deems appropriate. The final number of shares repurchased will depend on a variety of factors including the level of the Company’s cash and cash equivalents, price, corporate and regulatory requirements and other market conditions. The repurchase program may be terminated at any time without prior notice. At December 31, 2009, the Company had acquired 115,670 shares of its common stock at an aggregate cost of $227.
Stockholder Rights Agreement
In January 2010, the Board of Directors of the Company adopted a stockholder rights agreement ( the “Rights Agreement”) declaring a dividend of one preferred stock purchase right (the “Right”) for each outstanding share of common stock as of February 2, 2010. The Rights will not be exercisable or separable from the common shares until ten business days after a person or group acquires or tenders for 15% or more of the Company’s outstanding common shares (“triggering event”). Upon the occurrence of a triggering event, each Right entitles the registered holder to purchase from the Company one one-thousandth (1/1000th) of a share of a newly designated Series E Junior Participating Preferred Stock, $0.01 par value (the “Preferred Stock”), of the Company at a price of $23.00 subject to adjustment. In the event the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to receive upon exercise of the Right, at the Right’s then current exercise price, that number of the acquiring company’s common shares having a market value of two times the exercise price of the Right. The Company is entitled to redeem the Rights at a price of $.01 per Right at any time prior to their becoming exercisable, and the Rights expire on January 20, 2020.

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
16. OTHER INCOME (EXPENSE)
The following table summarizes information concerning miscellaneous other income and expense for the years indicated:

	2009	2008	2007

Foreign exchange gain/(loss)	$72	$(6)	$(126)
Litigation settlement	—	1,000	—
Other	(30)	(33)	125

Other	$42	$961	$(1)

In May 2008, the Company reached a settlement in certain litigation in the net amount of $1,000, which amount has been fully paid to the Company and included in the results of operations for the year ended December 31, 2008.
17. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2009	2008	2007

Cash paid (refunded) during the year for taxes	$(358)	$337	$112
Cash paid during the year for interest	$1,431	$1,517	$1,612
Noncash financing and investing activities:
Asset retirement obligation	$(156)	$(451)	$(252)

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
18. EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share for the years indicated:

	2009	2008	2007
Net income (loss) available to common stockholders	$(4,017)	$2,203	$2,617

Denominator for basic earnings (loss) per share, weighted average common shares outstanding	17,968,971	17,833,902	17,538,254
Effect of dilutive securities after application of treasury stock method:
Restricted stock units	—	182,684	41,769
Stock options	—	66,998	346,361

Denominator for diluted earnings (loss) per share	17,968,971	18,083,584	17,926,384

Basic earnings (loss) per share	$(.22)	$.12	$.15

Diluted earnings (loss) per share	$(.22)	$.12	$.15

For 2009, 2008 and 2007, common stock equivalent shares, consisting of stock options and RSUs of 1,682,262, 1,352,354, and 1,095,046, respectively, are excluded from the calculation of diluted earnings (loss) per share as their effects are antidilutive.
19. OPERATING SEGMENTS
The Company has five primary product line business segments: the DBM Segment, the Hybrid/Synthetic Segment, the Traditional Tissue Segment, Spinal Allograft Segment, and the Client Services Segment. The DBM Segment engages in the processing and marketing of Grafton® and private label DBMs. The Hybrid/Synthetic Segment engages in the processing and marketing of biocomposite and synthetic material products, including the MagniFuse™ Bone Graft and Plexur® Biocomposites. The Traditional Tissue Segment engages in the processing of mineralized weight-bearing and non-weight bearing allograft bone tissue. The Spinal Allograft Segment engages in the distribution of Graftech® Bio-implant and FacetLink™ Fusion products utilized primarily in spinal fusion procedures. The Client Services Segment processes allograft bone tissue for our clients. Any product or other revenue not falling within a primary product line segment including patent license fee revenue are aggregated under the category “Other.” Product segment operating income is comprised of segment revenues less material and production costs and selling and marketing expenses. General and administrative and research and development expense are not allocated to product line segments. The Company does not generate information about assets for its operating segments, and accordingly no asset information is presented.

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
Summarized financial information concerning the Company’s operating segments is shown in the following table.

	Year Ended December 31,
	2009	2008	2007

Revenue:
DBM	$56,782	$61,961	$65,794
Hybrid/Synthetic	3,575	3,087	1,760
Traditional Tissue	21,534	20,258	17,623
Spinal Allografts	7,626	8,499	10,739
Client Services	2,143	8,201	7,621
Other	5,018	1,808	740

	$96,678	$103,814	$104,277

Operating income (loss):
DBM	$15,742	$18,902	$20,105
Hybrid/Synthetic	(521)	5	277
Traditional Tissue	1,272	3,666	2,470
Spinal Allografts	1,055	286	1,941
Client Services	1,166	4,454	5,744
Other	2,461	1,265	334
Corporate	(24,087)	(26,001)	(27,608)

	$(2,912)	$2,577	$3,263

Depreciation and amortization:
DBM	$1,982	$2,574	$2,483
Hybrid/Synthetic	506	300	92
Traditional Tissue	1,682	1,007	1,026
Spinal Allografts	371	371	763
Client Services	—	516	320
Other	18	50	10
Corporate	1,284	888	702

	$5,843	$5,706	$5,396

Financial information by geographic area is summarized as follows:

	United States	International	Consolidated

Revenue:
2009	$76,913	$19,765	$96,678
2008	$82,459	$21,355	$103,814
2007	$85,682	$18,595	$104,277

Long-lived Assets:
2009	$29,194	$381	$29,575
2008	$33,547	$458	$34,005
2007	$33,778	$730	$34,508
In 2009, no customer accounted for more than 10% of the revenue of the Company. In 2008 and 2007, MTF accounted for 14% and 16%, respectively, of consolidated revenue. In each of the three years ended December 31, 2009, no revenue from any one country, other than the United States, exceeded 10% of consolidated revenues.

OSTEOTECH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share data)
20. RETIREMENT BENEFITS
The Company has a 401(k) plan which covers substantially all full time U.S. employees. The Company contributes an amount equal to a percentage, determined yearly, of each participant’s contribution, subject to certain limitations. A participant’s contribution may not exceed the maximum allowed by the Internal Revenue Code. Provisions of the plan include graduated vesting over five years from date of employment. Total Company contributions for the years ended December 31, 2009, 2008, and 2007 were $330, $284 and $249, respectively, and, subject to certain limitations, equaled 25% of the participant’s contribution.
The Company does not maintain any other pension or post retirement plans.
21. QUARTERLY FINANCIAL DATA (unaudited)
The following is a summary of the unaudited quarterly results for the years ended December 31, 2009 and 2008:

	Quarter Ended
	March 31	June 30	September 30	December 31 (1)
2009
Revenue	$23,931	$23,471	$22,961	$26,315
Gross profit	11,967	11,531	10,459	13,613
Net income (loss)	$(1,796)	$(1,204)	$(1,907)	$890
Earnings (loss) per share:
Basic	$(0.10)	$(0.07)	$(0.11)	$0.05
Diluted	$(0.10)	$(0.07)	$(0.11)	$0.05

	Quarter Ended
	March 31	June 30(2)	September 30	December 31 (3)
2008
Revenue	$27,631	$27,553	$24,063	$24,567
Gross profit	14,242	14,502	12,881	13,419
Net income (loss)	$808	$1,746	$58	$(409)
Earnings (loss) per share:
Basic	$.05	$.10	—	$(.02)
Diluted	$.05	$.10	—	$(.02)

(1)	Includes $3,778 in license fee revenue and $2,795 in related gross profit.

(2)	Includes $1,000 in income related to a litigation settlement.

(3)	Includes $500 in license fee revenue.

SCHEDULE II
OSTEOTECH, INC. and SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance At	Additions					Balance At
	Beginning	Charged To	Charged				End
	Of Period	Expenses	To Other		Deductions		Of Period
For the year ended December 31, 2009:
Allowance for doubtful accounts – current	$401		$3		$(100)		$304
Allowance for doubtful accounts – long term	$312				$(60)		$252
Valuation allowance for deferred tax asset	$7,849		$4,960	(c)			$12,809
Valuation allowance for inventory and deferred processing costs	$1,060	$8,827			$(8,183)		$1,704

For the year ended December 31, 2008:
Allowance for doubtful accounts – current	$267	$97	$37	(a)			$401
Allowance for doubtful accounts – long term	$292	$20					$312
Valuation allowance for deferred tax asset	$9,786				$(1,937	)(c)	$7,849
Valuation allowance for inventory and deferred processing costs	$1,959	$(374)			$(525)		$1,060

For the year ended December 31, 2007:
Allowance for doubtful accounts – current	$488	$129	$6	(a)	$(356	)(b)	$267
Allowance for doubtful accounts – long term	$728	$126	$46	(a)	(608	)(b)	$292
Valuation allowance for deferred tax asset	$11,270				$(1,484	)(c)	$9,786
Valuation allowance for inventory and deferred processing costs	$2,844	$1,569			$(2,454)		$1,959

(a)	Represents foreign currency translation adjustments.

(b)	Represents the write-off of accounts receivable.

(c)	Represents the change in valuation allowances.

S-1

EXHIBIT INDEX

Exhibit		Page
Number	Description	Number

10.62	Tissue Recovery Agreement between the Company and Community Blood Center d/b/a Community Tissue Services dated October 30, 2009	*, **

21.1	Subsidiaries of Registrant	*

23.1	Consent of Independent Registered Public Accounting Firm – BDO Seidman, LLP	*

31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith.

**
Pursuant to Rule 246-2 of the Securities Exchange Act of 1934, as amended, confidential portions of these exhibits have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.