Form 10-K/A
period 2009-12-31
OSTEOTECH INC
filed 2010-04-30
CIK 874734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      to
COMMISSION FILE NUMBER: 001-34612
OSTEOTECH, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of other jurisdiction of Incorporation or organization)	13-3357370 (I.R.S. Employer Identification No.)
51 James Way, Eatontown, New Jersey 07724
(Address of principal executive officer, including zip code)
(732) 542-2800
(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	NASDAQ Global Market
Preferred Stock Purchase Rights
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such file). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “and” “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the voting and non-voting common equity, held by non-affiliates of the registrant based on the last reported sale price of the common stock on June 30, 2009 was approximately $77,868,965.
The number of shares of the registrant’s common stock, $.01 par value, outstanding as of March 1, 2010 was 18,076,546.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note
This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends Osteotech, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was previously filed with the Securities and Exchange Commission (“SEC”) on March 8, 2010 (“Original Form 10-K”). This Amendment No. 1 is being filed for the sole purpose of including information in Part III, Items 10 through 14, because a definitive proxy statement for the election of directors will not be filed with the SEC within 120 days after the end of our 2009 fiscal year.
The reference on the cover page of the Original Form 10-K to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted. In addition, Part III, Items 10 through 14 of the Original Form 10-K have been amended and restated in their entirety and Part IV, Item 15 “Exhibits” of the Original Form 10-K has been amended and restated solely to include as exhibits the new certifications required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”).
There are no other changes to the Original Form 10-K other than those outlined above. This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update disclosures made therein in any way other than as required to reflect the amendments set forth herein. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context.

OSTEOTECH, INC.
Form 10-K/A
for the year ended December 31, 2009

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
The following section sets forth certain information concerning our directors and executive officers, including, with respect to our directors, information regarding the specific experience, qualifications, attributes or skills that led to the conclusion that such person should serve as a director of the Company in light of our business and structure.

		Director or
Name	Age	Officer Since	Current Position with Company

Kenneth P. Fallon III	71	1995	Chairman of the Board of Directors

Sam Owusu-Akyaw	57	2004	President, Chief Executive Officer and Director

Stephen S. Galliker	63	2004	Director

Dr. Cato T. Laurencin	51	2008	Director

Robert J. Palmisano	65	2005	Director

James M. Shannon	58	2007	Director

Mark H. Burroughs	49	2000	Executive Vice President and Chief Financial Officer

Robert W. Honneffer	58	2004	Executive Vice President, Global Operations

Robert W. Wynalek	51	2004	President, Domestic
Kenneth P. Fallon, III has served as a director of Osteotech since June 1995, and as Chairman of the Board since November 2005. Since March 2004, Mr. Fallon has been an Associate with Kairos Partners, an investment firm and a stockholder that owns approximately 5.2% of our outstanding stock. Mr. Fallon retired as the Chairman of the Board of Axya Medical, Inc., a Massachusetts based privately held medical device company, in March 2003 and was the Chief Executive Officer of Axya Medical Inc., from May 1999 until December 2002. In 1997 and 1998, Mr. Fallon was President of the surgical business at Haemonetics Corporation. In 1994 and 1995, Mr. Fallon served as Chief Executive Officer and Chairman of the Board of UltraCision, Inc., a developer and manufacturer of ultrasonically powered surgical instruments. UltraCision, Inc. was sold to Ethicon EndoSurgery, a unit of Johnson & Johnson, Inc., in November 1995. From 1992 through 1994, Mr. Fallon served as President and Chief Executive Officer of American Surgical Technologies Corporation. Mr. Fallon was President, U.S. Operations of Zimmer, Inc., then a subsidiary of Bristol-Myers Squibb Company, from 1991 to 1992. From 1985 through 1991 he served as President of Zimmer’s Orthopaedic Implant Division, and from 1983 to 1985 as its Vice President of Marketing. Mr. Fallon previously served in positions of significant responsibility with the Codman and Orthopedic Divisions of Johnson & Johnson, Inc. Mr. Fallon is also a director of Conformis Inc., a privately held medical device firm. Mr. Fallon has a B.B.A. degree in marketing from the University of Massachusetts and an M.B.A. from Northeastern University. We believe that Mr. Fallon’s experience in the medical device industry, particularly his experience serving as the Chief Executive Officer and a member of the Board of Directors of several medical device companies, makes him well-suited to serve as a member of our Board of Directors.
Sam Owusu-Akyaw joined Osteotech in July 2004 as President and Chief Operating Officer and as a member of the Board. Since January 2006, he has served in his current position of President, Chief Executive Officer and Director. Prior to joining Osteotech, Mr. Owusu-Akyaw served as General Manager of Medtronic Midas Rex and Vice President of Medtronic, Inc. from 2000 through June 2004, and Chief Operating Officer of Medtronic Midas Rex from 1999 to 2000. Mr. Owusu-Akyaw was Vice President of Operations of DePuy-Acromed, a Johnson & Johnson Company, from 1998 to 1999 and Vice President of Acromed, Inc. from 1996 to 1998. Mr. Owusu-Akyaw was Vice President, BMS Productivity for Growth Initiative of Bristol-Myers Squibb Company from 1994 to 1996. From 1977 to 1994, Mr. Owusu-Akyaw served in positions of increasing responsibility with Zimmer, Inc., then a subsidiary of Bristol-Myers Squibb Company. Mr. Owusu-Akyaw has a B.A. degree in accounting and computer science from Manchester College and an M.B.A. in finance and operations from the University of Houston. We believe that Mr. Owusu-Akyaw’s executive level experience in the medical device industry, particularly his experience as the Chief Executive Officer of Osteotech, makes him well-suited to serve as a member of our Board of Directors.

Stephen S. Galliker has served as a director of Osteotech since March 2004. Mr. Galliker served as Executive Vice President, Finance and Administration, and Chief Financial Officer of Dyax Corp., a biopharmaceutical company, from September 1999 to his retirement in July 2008. He was Chief Financial Officer of Excel Switching Corporation, a developer and manufacturer of open switching platforms for telecommunications networks, from July 1996 to September 1999, and was Excel’s Vice President, Finance and Administration from September 1997 to September 1999. Mr. Galliker was employed by UltraCision, Inc., a developer and manufacturer of ultrasonically powered surgical instruments, from September 1992 to June 1996. At UltraCision, Inc., Mr. Galliker was Chief Financial Officer and Vice President of Finance until November 1995 and Chief Operating Officer from December 1995 to June 1996. In addition, Mr. Galliker has been a director of RXi Pharmaceuticals, a publicly held biopharmaceutical company, since 2007. Mr. Galliker has a B.S.B.A. in management and finance from Georgetown University and an M.B.A. from the University of Chicago. We believe that Mr. Galliker’s executive level experience in finance in the medical device industry, particularly his experience serving as the chief financial officer of a medical device company, makes him well-suited to serve as a member of our Board of Directors.
Dr. Cato T. Laurencin has served as a director of Osteotech since September 2008. Dr. Laurencin is currently the Vice President for Health Affairs at the University of Connecticut Health Center and Dean of the University of Connecticut School of Medicine. At the University of Connecticut, Dr. Laurencin also holds the Albert and Wilda Van Dusen Endowed Chair in Academic Medicine and is a Distinguished Professor of Orthopedic Surgery. From February 2003 until August 2008, Dr. Laurencin was the Lillian T. Pratt Distinguished Professor and Chair of the Department of Orthopedic Surgery at the University of Virginia. Dr. Laurencin was also designated a University Professor by the President of the University of Virginia. Prior to February 2003, Dr. Laurencin held various positions of increasing responsibility at Drexel University, including the Helen I. Moorehead Distinguished Professor of Chemical Engineering, Vice Chairman of the Department of Orthopedic Surgery and Director of Shoulder Surgery, and at MCP-Hahnemann School of Medicine, where he served as Clinical Professor of Orthopedic Surgery and Research Professor of Pharmacology and Physiology. Dr. Laurencin has a B.S.E. degree in chemical engineering from Princeton University, an M.D. from Harvard University Medical School and a Ph.D. in biochemical engineering/biotechnology from the Massachusetts Institute of Technology. We believe that Dr. Laurencin’s experience as a practitioner and professor of orthopedic surgery, as well as his significant executive level leadership experience at a number of medical schools, makes him well-suited to serve as a member of our Board of Directors.
Robert J. Palmisano has served as a director of Osteotech since March 2005. Mr. Palmisano is currently the President and Chief Executive Officer of ev3, Inc., a medical device company focused on catheter-based technologies for the endovascular treatment of vascular diseases and disorders. From April 2003 until April 2008, Mr. Palmisano was the President, Chief Executive Officer and a director of IntraLase Corp., a company engaged in the design, development and manufacture of laser products for vision correction, which was acquired by Advanced Medical Optics, Inc. in April 2007. Prior to joining IntraLase, from April 2001 to April 2003, Mr. Palmisano was the President, Chief Executive Officer and a director of MacroChem Corporation, a development stage pharmaceutical corporation. From April 1997 to January 2001, Mr. Palmisano served as the President and Chief Executive Officer and as a director of Summit Autonomous, Inc., a global medical products company that was acquired by Alcon, Inc. in October 2000. Prior to 1997, Mr. Palmisano held various executive positions with Bausch & Lomb Incorporated, a global eye care company. Mr. Palmisano has a B.A. degree in Political Science from Providence College. Mr. Palmisano serves on the board of directors of ev3, Inc., a publicly held company, on the board of directors of both Bausch & Lomb Incorporated and LenSX Lasers Inc., both privately held companies, and is a member of the Board of Trustees for Providence College. During the past five years, Mr. Palmisano previously served on the board of directors of Advanced Medical Optics Inc., a publicly held company. We believe that Mr. Palmisano’s experience in the medical device industry, particularly his experience serving as an executive officer and a member of the Board of Directors of several medical device companies, makes him well-suited to serve as a member of our Board of Directors.

James M. Shannon has served as a director of Osteotech since March 2007. Since June 2002, Mr. Shannon has been the President and Chief Executive Officer of the National Fire Protection Association (the “NFPA”), an international organization which is the world’s leading advocate for fire prevention, which provides and develops codes and standards, research, training and education. From 1991 until June 2002, he was Senior Vice President and General Counsel of NFPA. Formerly, Mr. Shannon was the Attorney General of the Commonwealth of Massachusetts from 1987 to 1991 and a Senior Partner at the law firm of Hale & Dorr from 1985 to 1987. From 1979 to 1985, Mr. Shannon represented the Commonwealth of Massachusetts in the U.S. House of Representatives, where he served as a member of the Ways and Means Committee for six years and served on the Trade, Health and Social Security Subcommittees. Mr. Shannon has a B.A. degree from Johns Hopkins University and a J.D. from George Washington University. We believe that Mr. Shannon’s experience as the president and chief executive officer of a national organization, as well as his experience as the Attorney General of the Commonwealth of Massachusetts and a member of the U.S. House of Representatives, makes him well-suited to serve as a member of our Board of Directors.
Mark H. Burroughs has served as our Executive Vice President and Chief Financial Officer since January 2006. Mr. Burroughs joined Osteotech in November 2000 as Vice President Finance and Treasurer. Prior to joining Osteotech, Mr. Burroughs was Senior Vice President, Finance for MEDIQ/PRN Life Support Services, Inc. During his tenure with MEDIQ/PRN, from November 1992 to October 2000, Mr. Burroughs served in a variety of executive level capacities in finance, operations, business development and mergers and acquisitions. Previously, Mr. Burroughs held positions of increasing responsibility for nine years with Deloitte & Touche. Mr. Burroughs has served on the Finance Committee of the American Association of Tissue Banks since 2004. Mr. Burroughs is a Certified Public Accountant and has a B.S. in Accounting from Montclair State University.
Robert W. Honneffer joined Osteotech in September 2004 and was elected Executive Vice President, Operations Services/Materials Management in January 2010. From January 2009 until January 2010, Mr. Honneffer served as Executive Vice President, Global Operations. Mr. Honneffer was elected President of OST Development, a subsidiary of the Company, in January 2007. From April 2006 to January 2009, Mr. Honneffer served as Senior Vice President, Operations. From December 2004 to April 2006, Mr. Honneffer served as Vice President Operations and from September 2004 to December 2004, he served as Vice President Supply Chain & Distribution. Mr. Honneffer has over 30 years of diversified medical device experience. Immediately prior to joining Osteotech, Mr. Honneffer served as Director of Customer Services and Technical Support at Medtronic Powered Surgical Solutions. Prior to Medtronic, Mr. Honneffer held positions in business development and general management with CASurgica Inc., OrtoMaquet AG and Unique Instruments Inc. From 1973 until 1997, Mr. Honneffer held various positions of increasing responsibility with Zimmer, Inc., then a division of Bristol-Myers Squibb Inc. Mr. Honneffer has an M.S. in Business Administration from St. Francis College and a B.S. in Mechanical Engineering from Youngstown State University.
Robert M. Wynalek joined Osteotech in September 2004 and was elected President Domestic in April 2006. From September 2004 to April 2006, Mr. Wynalek served as Senior Vice President, Sales & Marketing. Prior to joining Osteotech, Mr. Wynalek had more than 26 years in sales and marketing experience in the medical device and related industries. Mr. Wynalek served as Vice President of Marketing for Medtronic Powered Surgical Solutions from April 1999 to September 2004, and as Director, Powered Surgical Systems, a division of Medtronic Sofamor Danek, from June 1996 until April 1999. From September 1990 until June 1996, Mr. Wynalek served in positions of increasing responsibility with Smith & Nephew Orthopedics. From June 1981 until September 1990, Mr. Wynalek held positions with Becton Dickinson and Company and Levor Brothers Company. Mr. Wynalek has a B.S.B.A. in Marketing from Bowling Green University.
Family Relationships
There are no family relationships among any of our directors or executive officers.
Section 16(a) Beneficial Ownership Reporting Compliance
Under Section 16(a) of the Exchange Act and SEC rules, our directors, executive officers and beneficial owners of more than 10% of any class of equity security are required to file reports of their ownership, and changes in that ownership, with the SEC. Based solely on our review of copies of these reports and representations of such reporting persons, we believe that during fiscal year 2009, such SEC filing requirements were satisfied on a timely basis, except that Dr. Laurencin, one of our directors, filed one late Form 5 reporting one transaction. In the first quarter of fiscal 2010, Messrs. Burroughs, Honneffer, Owusu-Akyaw and Wynalek each filed one late Form 4 reporting one transaction.

Code of Ethics
We have adopted a code of ethics that applies to all our officers and employees, including our principal executive officer and principal financial officer/principal accounting officer. This code of ethics is included in the Code of Business Conduct and Ethics which is available on our website at www.osteotech.com. We intend to post on our website any amendment to, or waiver from, a provision of our Code of Ethics that applies to any director or officer promptly following the date of such amendment or waiver.
Changes to Procedures for Stockholders to Nominate Persons for Election to the Board of Directors
During 2009, the Company did not make any material changes to the procedures by which stockholders may recommend nominees to our Board of Directors.
Audit Committee
As of April 1, 2010, the Audit Committee consisted of Messrs. Galliker (Chairman), Fallon and Shannon. Dr. Laurencin served on the Audit Committee until June 18, 2009, at which time Mr. Fallon was appointed to serve as a member of the Audit Committee. In compliance with audit committee requirements for NASDAQ companies, all members of the Audit Committee are independent, as independence is defined in the NASDAQ listing standards and in Rule 10A-3 promulgated under the Exchange Act. Each of the members is able to read and understand financial statements, including a balance sheet, income statement and statement of cash flow. The Board has determined that Mr. Galliker is an “audit committee financial expert” as such term is defined under the applicable SEC rules. The Audit Committee met four times during 2009. The Audit Committee has adopted a Charter, which may be found on our website at www.osteotech.com. The Charter describes the primary purpose of the Audit Committee as assisting the Board in fulfilling its responsibility to oversee management’s conduct of our financial reporting process and to ensure that our financial condition and results of operations are fully, timely, fairly, accurately and understandably reported to our investors and the investment community in general. The charter specifies that the Audit Committee is to fulfill its purpose by overseeing: (a) the financial reports and other financial information provided by us to any governmental or regulatory body, the public or other user thereof; (b) our systems of internal accounting and financial controls and management’s evaluation thereof in accordance with the Sarbanes-Oxley Act of 2002; (c) the annual independent audit of our consolidated financial statements and internal control over financial reporting conducted by our independent registered public accounting firm; and (d) our legal compliance and ethics programs as established by management and the Board.

Item 11.	Executive Compensation.
Compensation Discussion and Analysis
The Compensation Committee determines all compensation paid or awarded to our executive officers, including the Named Executive Officers. The following discussion describes the objectives of our compensation programs, including the philosophy and policies behind the programs, the elements of our compensation programs, and the impact of regulatory requirements on our compensation decisions and programs.
Objectives of Our Compensation Programs
Compensation Philosophy
The Compensation Committee believes Osteotech must retain, adequately compensate and financially motivate talented and ambitious managers capable of leading Osteotech’s planned expansion in highly competitive fields, in which many of Osteotech’s competitors have greater total resources. The Compensation Committee’s goal is to use Osteotech’s resources wisely by attracting and retaining the most effective and efficient management organization possible. In determining the compensation of the executive officers in 2009, the Compensation Committee utilized (1) established salary administration practices, (2) the standards set forth in the Management Performance Bonus Plan and (3) established practices for stock-based incentive awards to establish salaries, bonuses and equity awards for executive officers in comparison to those paid by the companies within the Compensation Peer Group (as defined below).

The Compensation Committee believes that the best interests of the Company’s stockholders will be served if the executive officers are focused on the long-term objectives of Osteotech, as well as the current year’s goals. The Compensation Committee views base salary and cash bonuses to be the best solution to reward and provide incentive for the achievement of current goals and restricted stock units and other stock-based awards to be the best method to provide incentive to management to focus on achieving long-term objectives.
It should also be noted that:
•	exceptions to the general principles stated herein are made when the Compensation Committee deems them appropriate to the stockholders’ interests;
•	the Compensation Committee regularly considers other forms of compensation and modifications of its present policies, and will make changes as it deems appropriate; and
•	the competitive opportunities to which Osteotech’s executives are exposed frequently come from private companies or divisions of large companies, for which published compensation data is often unavailable, with the result that the Compensation Committee’s information about such opportunities is often anecdotal.
Compensation Policies
In making compensation decisions for Osteotech’s executive officers, the Compensation Committee compares each element of total compensation against a peer group of publicly-traded companies in competitive industries (the “Compensation Peer Group”). The Compensation Peer Group, which is periodically reviewed and updated by the Compensation Committee, consists of companies against which the Compensation Committee believes Osteotech competes for talent and stockholder investment. The companies comprising the Compensation Peer Group are:

Cryolife, Inc.	Orthofix International N.V.

Exactech Inc.	RTI Biologics, Inc.

Integra Lifesciences Holdings Corporation	Wright Medical Group, Inc.

Kensey Nash Corporation
There is no pre-established policy or target for the allocation between either cash or non-cash or short-term and long-term incentive compensation. The Compensation Committee determines, at its discretion based upon previous consultations with Mercer Human Resource Consulting, the appropriate level and mix of incentive compensation. The Compensation Committee’s goal is to set total compensation (cash compensation plus long-term compensation) for each of the Company’s Named Executive Officers at the median level or higher of companies comprising the Compensation Peer Group. However, in evaluating the cost to the Company of such a program, it was determined that the cost is more than the Company can bear on a recurring basis and the Compensation Committee utilizes its discretion in evaluating overall compensation for the executive officers.
Components of the Compensation Package
The compensation package for each of the Named Executive Officers consists of four elements: (1) base salary, (2) Management Performance Bonus Plan, (3) stock-based incentive programs, and (4) various other benefits. In addition, the Named Executive Officers have entered into employment agreements with us, and are entitled to receive change of control and severance payments. More specific information on each of these elements is provided under “Employment and Change in Control Agreements” in this Amendment No. 1.

The Compensation Committee independently determines, taking into account the recommendation of the Chief Executive Officer for Named Executive Officers other than the Chief Executive Officer, the amount and allocation of each component of the compensation package for each Named Executive Officer.
Base Salary
The salaries paid to executive officers were determined in accordance with Osteotech’s salary administration practices utilized by the Compensation Committee. In addition, the Compensation Committee considers input from Mercer Human Resource Consulting. The most recent report provided by Mercer Human Resource Consulting to the Compensation Committee on salary levels was provided in April 2007.
The range of salary levels paid to the Named Executive Officers was established based upon competitive factors in the marketplace and the level of the executive officer’s position within Osteotech’s management structure. The actual salary paid within such range is based, initially, on qualifications, and on an ongoing basis, upon a combination of the executive officer’s qualifications and the executive officer’s individual performance.
Increases in salaries are generally based upon performance reviews which are conducted annually by the Chief Executive Officer and the Compensation Committee at the calendar year end. Effective January 1, 2009, the Compensation Committee effected salary increases for the Named Executive Officers based upon each executive officer’s individual performance and, in the case of Mr. Owusu-Akyaw, competitive market data. The following table summarizes the salary increases for the Named Executive Officers that became effective January 1, 2009:

	Fiscal 2008	Fiscal 2009		Percent
	Salary	Salary		Increase for
Name	($)	($)		Fiscal 2009
Sam Owusu-Akyaw	400,000	414,000		3.5%

Mark H. Burroughs	248,400	257,094		3.5%

Robert W. Honneffer	204,880	212,051	(1)	3.5	% (1)

Robert M. Wynalek	264,690	273,954	(1)	3.5	% (1)

(1)	Mr. Honneffer and Mr. Wynalek each elected to receive restricted stock units (“RSUs”) in lieu of cash salary increases in 2009. The number of RSUs awarded to each officer was based on a 3.5% salary increase to which each was entitled divided by the closing price of our common stock on December 31, 2008. The RSUs were granted on January 13, 2009 and vested in two equal tranches on June 30, 2009 and December 31, 2009.
Based on the Company’s financial performance in 2009 and the need for the Company to reduce expenses and retain its cash reserves, the Company did not provide the Named Executive Officers with salary increases for fiscal 2010. Salaries paid to the Named Executive Officers for fiscal 2010 will remain at the fiscal 2009 levels.
Management Performance Bonus Plan
Effective as of January 1, 2006, the Compensation Committee adopted a revised Management Performance Bonus Plan (the “Plan”). The Plan provides for the payment of cash bonuses to the Company’s officers, director-level employees and certain other senior managers based on the attainment by the Company of specified performance objectives. The primary objective of the Plan is to provide incentives to the executive officers and other key members of management to achieve financial and business objectives. The program is designed to:
•	emphasize and improve Osteotech’s performance;
•	focus management’s attention on key priorities and goals;
•	reward significant contributions to Osteotech’s success; and

•	attract and retain results-oriented executives and senior managers.

Each participant in the Plan has a target incentive opportunity equal to a percentage of the participant’s annual base salary. On an annual basis, the Company’s senior management will recommend the target incentive opportunity for consideration by the Compensation Committee and the Compensation Committee will make the ultimate determination of the target incentive opportunity to be applied. The target incentive opportunity is the amount that will be paid if the Company meets all of its performance objectives. The actual payout to participants may be higher, lower or equal to the target incentive opportunity.
Each year, the Company’s senior management will recommend, for consideration by the Compensation Committee, performance measures that support the Company’s business plan for the coming year and determine appropriate weighting for each performance measure. The Compensation Committee will make the ultimate determination of the performance measures to be applied and the appropriate weighting for each performance measure. Earnings Before Interest and Taxes (“EBIT”) and/or revenue growth will be used as performance measures each year, although additional performance measures may also be established. A minimum, target and maximum performance level for each of the annual performance measures will be set each year. Performance below the minimum will result in no payment for that performance measure. Performance exceeding expectations will result in additional payouts up to the allowed maximum. At the target performance level, participants will receive 100% of their target incentive opportunity. Payouts to participants in the Plan are subject to the Company’s ability to provide appropriate reserves through current year earnings to fund any payment. The Compensation Committee has discretion to increase or decrease payout amounts under the Plan, to amend or revise the performance targets and to establish new targets.
The target incentive opportunity for 2009 for the Chief Executive Officer was 50% of his annual base salary and for each of the Company’s other executive officers was 35% of the participant’s annual base salary as set forth in the table below:

	2009 Target
	Incentive	2009 Target
	Opportunity (as	Incentive
	a percentage of	Opportunity
Name	base salary)	($)
Sam Owusu-Akyaw	50%	207,000

Mark H. Burroughs	35%	89,983

Robert W. Honneffer	35%	74,218

Robert M. Wynalek	35%	95,884
For 2009, the performance measures were as follows: (1) EBIT and (2) total revenue growth, with the performance measure accounting for 40% and 60%, respectively, of the target incentive opportunity. To receive a payout under the EBIT or total revenue growth performance measures, the Company must achieve a minimum target level for each of the individual performance measures and must generate sufficient earnings to fund reserves for any payouts earned. The performance measures for 2009 were set at levels which the Compensation Committee intended to be challenging to encourage the Company’s executive officers to aggressively pursue the corporate objectives, including increasing revenues and earnings. However, these performance measures were also intended to be attainable, if the senior management team successfully executed upon the strategies and tactics developed under Osteotech’s strategic plan. The Compensation Committee believes a senior management team that is providing strong performance should be able to satisfy the performance measures under the Plan in most, but not all, years.
Subsequent to December 31, 2009, management of the Company assessed achievement under the Plan. Because the Company did not meet the EBIT or total revenue growth targets set forth under the Plan for 2009, no payouts were made for 2009.

In March 2010, the Compensation Committee set revenue growth as the key performance measure under the Management Performance Bonus Plan for 2010. To achieve any payouts under the bonus plan in 2010, the Company must overachieve the revenue target as detailed in the 2010 operating plan approved by the Board of Directors by more than $1.0 million. Payouts will be based on the magnitude of the revenue growth over the target and then earned on a pari passu basis in relationship to all employees included in the bonus plan. The target incentive opportunity for 2010 for the Chief Executive Officer is 50% of his annual base salary and for each of the Company’s other executive officers is 35% of the participant’s annual base salary. In addition, to receive a payout, the Company must generate sufficient earnings to fund reserves for any payouts earned.
Stock-Based Incentive Programs
The Compensation Committee views stock options, RSUs and other stock-based awards as an important long-term incentive vehicle for the Company’s executive officers. Stock-based awards provide executives with the opportunity to share in the appreciation of the value of Osteotech’s common stock which the Compensation Committee believes would be due largely to the efforts of such executives.
Our 2007 Stock Incentive Plan (the “2007 Stock Plan”) is a long-term plan designed to link executive rewards with stockholder value over time. Executive officers are eligible to receive stock-based awards pursuant to the 2007 Stock Plan. The number of awards granted to the Named Executive Officers is based upon the individual performance of the executive officer and the Compensation Committee’s assessment of the executive officer’s ability to contribute to the enhancement of stockholder value in the future. No awards are made when an individual’s performance is unsatisfactory. Performance is evaluated by the Compensation Committee based on the executive’s individual contribution to the long-term health and growth of the Company and the Company’s performance based on the factors discussed above. No fixed weighting or formula is applied to corporate performance versus individual performance in determining stock-based awards. Specifically, for the Chief Executive Officer and other Named Executive Officers, the Committee does not apply a mathematical formula that relates financial and non-financial performance to the number of stock-based awards.
As previously disclosed, each of the Named Executive Officers was granted performance-based RSUs in December 2008. Each RSU represents a right to receive one share of common stock upon the vesting of such unit. In order for the RSUs to vest, the Company’s diluted earnings per share (“EPS”) for 2009 needed to equal at least 75% of the specified EPS target as determined by the Board. Because the Company’s actual EPS for 2009 did not equal at least 75% of the specified EPS target, the RSUs were forfeited by the Named Executive Officers. The number of performance-based RSUs forfeited by each Named Executive Officer follows: for Mr. Owusu-Akyaw, 21,210 RSUs; for Mr. Burroughs, 10,500 RSUs; for Mr. Wynalek, 10,500 RSUs; and for Mr. Honneffer, 10,500 RSUs.
As previously disclosed, payouts under the Management Performance Bonus Plan for 2008 equaled 12% of the target incentive opportunity for 2008. To provide additional incentive in 2009, build ownership in the Company as a means of retention and reward for the successes with the new product initiatives, the Compensation Committee determined to grant RSUs to each Named Executive Officer in lieu of cash payouts under the Management Performance Bonus Plan for fiscal 2008. The number of RSUs granted to each Named Executive Officer was determined by dividing the actual incentive award earned for 2008 as set forth in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table by the closing price of our common stock on March 23, 2009 of $3.38. The RSUs were granted pursuant to the Amended and Restated 2000 Stock Plan (the “2000 Stock Plan”) and vested in full on March 19, 2010.
In April 2010, the Compensation Committee awarded 30,300 RSUs to Mr. Owusu-Akyaw and 15,000 RSUs to each of the other Named Executive Officers. In determining the number of RSUs to grant to the Named Executive Officers, the Compensation Committee considered the Named Executive Officers’ individual performance levels, the number of shares available under the 2007 Stock Plan for future equity awards and the current and future financial impact of the equity awards on the Company’s results of operations. Of the RSUs granted to each Named Executive Officer, 30% were time-based and 70% were performance-based. The RSUs were granted under the terms of the 2007 Stock Plan. The Compensation Committee decided to incorporate performance-based vesting terms into the RSU awards in order to ensure the Named Executive Officers’ focus on Osteotech’s short-term and long-term financial results. The time-based RSUs will vest in four equal installments on April 29, 2011, 2012, 2013 and 2014. The performance-based RSUs will vest in their entirety on April 29, 2013, subject to the satisfaction of a vesting condition linked to the Company’s EPS for 2010. If actual EPS for 2010 is less than the EPS target (as determined by the Board), none of the RSUs will vest. For EPS results between target and 175% of the specified EPS target, the RSUs will vest in proportion to the level of EPS achieved, with a minimum vesting percentage of 100% and a maximum vesting percentage of 150% of the total RSUs granted. Because these time-based and performance-based RSUs were not granted to the Named Executive Officers during fiscal 2009, these RSUs granted to the Named Executive Officers are not disclosed in the “Grants of Plan-Based Awards” table in this Amendment No. 1.

Other Benefits
Named Executive Officers participate in various medical, dental, life, disability, defined contribution (401(k)) and other benefit programs that are generally made available to all employees.
Severance Arrangements
We have entered into employment agreements with each of the Named Executive Officers. The employment agreements provide that, if a Named Executive Officer is terminated without cause, the officer will be entitled to certain severance payments and benefits. We believe that companies should provide reasonable severance benefits to executive officers to reflect the fact that it may be difficult for executives to find comparable employment within a short period of time. We also believe severance benefits are an important part of our overall compensation philosophy and are needed in order to attract and retain highly qualified key executives and provide competitive total compensation.
Change in Control Arrangements
We have entered into change in control agreements with each of the Named Executive Officers. Under the change in control agreements, the Named Executive Officers may be entitled to receive certain payments and benefits if there is a separation of service after a change in control. In certain circumstances after a change in control, the benefits under the Named Executive Officer’s employment agreement and change in control agreement are additive. The Compensation Committee believes that it is important to protect the Named Executive Officers in the event of a change of control. Further, it is the Compensation Committee’s belief that providing change of control benefits should eliminate or reduce the reluctance of executive management to pursue potential change of control transactions that may be in the best interests of stockholders. The change in control agreements assure that Osteotech will have the continued dedication of these individuals as executives notwithstanding the possibility, threat or occurrence of a change in control of Osteotech. In order for the change in control benefits to apply there must be both a change of control and a separation of service. Because the Named Executive Officer can voluntarily terminate his or her employment for any reason after the 180th day following the change in control and still receive benefits, the change in control agreements are deemed to contain a “modified single trigger.” The Compensation Committee believes that the “modified single trigger” design is more appropriate than the “single trigger” design as it prevents payments in the event of a change in control where the executive continues to be employed by the Company.
More information regarding the terms of the employment and change in control agreements with the Named Executive Officers is provided under “Employment and Change in Control Agreements” in this Amendment No. 1.
Impact of Regulatory Requirements on Compensation
The Compensation Committee carefully considers the accounting, tax and financial consequences of the executive compensation and benefit programs implemented by the Company. The 2007 Stock Plan was designed to allow for tax-deductibility of stock options, stock appreciation rights and performance-based stock awards under Section 162(m) of the Internal Revenue Code. The Compensation Committee has been using a mix of time-based restricted stock units and performance-based restricted stock units to better manage the pool of available shares under the 2007 Stock Plan, and so extend the time period over which the shares approved would be consumed.

Under Section 162(m) of the Internal Revenue Code, the Company must meet specified requirements related to the Company’s performance and stockholder approval of certain compensation arrangements in order for the Company to fully deduct compensation in excess of $1,000,000 paid to any Named Executive Officer. The stockholders approved the 2000 Stock Plan at the 2000 Annual Meeting of Stockholders and the 2007 Stock Plan at the 2007 Annual Meeting of Stockholders. Therefore, compensation attributable to stock options, stock appreciation rights, performance-based stock awards and certain other awards granted under the 2007 Stock Plan may be excluded from the $1,000,000 cap under Section 162(m) as well.
The Compensation Committee intends to continue its practice of paying competitive compensation consistent with the Company’s philosophy to attract, retain and motivate executive officers to manage the Company’s business in the best interests of the Company and its stockholders. The Compensation Committee, therefore, may choose to provide non-deductible compensation to the Company’s executive officers if it deems such compensation to be in the best interests of the Company and its stockholders.
Summary Compensation Table
The following table sets forth information concerning compensation earned for services rendered to the Company by the Chief Executive Officer (the “CEO”), the Chief Financial Officer (the “CFO”) and the Company’s other two executive officers who were serving as executive officers at the end of 2009. Collectively, together with the CEO and CFO, these are the “Named Executive Officers.”

						Non-Equity
						Incentive
				Stock		Plan	All Other
Name and		Salary		Awards		Compensation	Compensation	Total
Principal Position	Year	($)		($)(1)		($)(2)	($)(3)	($)

Sam Owusu-Akyaw	2009	414,000		22,581	(5)	—	7,737	444,318
President and Chief	2008	400,000		69,690	(6)	24,000	7,487	501,177
Executive Officer(4)	2007	370,000		1,444,650	(7)	172,975	7,487	1,995,112

Mark H. Burroughs	2009	257,094		9,817	(5)	—	5,385	272,296
Executive Vice President,	2008	248,400		34,500	(6)	10,433	5,126	298,459
Chief Financial Officer	2007	240,000		452,106	(7)	78,540	5,081	775,727

Robert W. Honneffer	2009	212,051	(8)	10,981	(5)(8)	—	5,983	229,015
Executive Vice President,	2008	204,880		34,500	(6)	8,605	5,733	253,718
Global Operations	2007	197,000		496,713	(7)	64,468	5,650	763,831

Robert M. Wynalek	2009	273,954	(9)	14,189	(5)(9)	—	5,447	293,590
President, Domestic	2008	264,690		34,500	(6)	11,117	4,737	315,044
	2007	255,000		455,721	(7)	83,449	4,530	798,700

(1)	The amounts in this column are calculated based on the number of RSUs awarded and the fair market value of our common stock on the date the award was made.

(2)	The amounts in the Non-Equity Incentive Plan Compensation column represent the value of payouts earned by the Named Executive Officers under the Management Performance Bonus Plan. See “Compensation Discussion and Analysis — Components of the Compensation Package — Management Performance Bonus Plan.” The amounts included in this column for fiscal 2008 were awarded to the Named Executive Officers in the form of RSUs.

(3)	The amounts in the All Other Compensation column are more fully described in table under “All Other Compensation — Supplemental” below.

(4)	Mr. Owusu-Akyaw’s did not receive any additional compensation for his service on our Board for any year presented.

(5)	We made time-based RSU awards to the Named Executive Officers on March 19, 2009 in lieu of cash payments for the non-equity incentive plan compensation for 2008.

(6)	We made time-based and performance-based RSU awards to the Named Executive Officers on December 18, 2008. The 2008 amounts in this table include the following target payout values for each officer’s performance-based RSU award: (i) Mr. Owusu-Akyaw, $48,783; (ii) Mr. Burroughs, $24,150; (iii) Mr. Honneffer, $24,150; and (iv) Mr. Wynalek, $24,150. The maximum potential payout values for such performance-based RSU awards are as follows: (i) Mr. Owusu-Akyaw, $73,175; (ii) Mr. Burroughs, $36,225; (iii) Mr. Honneffer, $36,225; and (iv) Mr. Wynalek, $36,225.

(7)	We made time-based RSU awards to the Named Executive Officers as supplemental non-annual grants on August 1, 2007 and August 16, 2007. We made time-based and performance-based RSU awards to the Named Executive Officers as part of the annual long-term incentive award process on December 20, 2007. The 2007 amounts in this table include the following target payout values for each officer’s performance-based RSU award: (i) Mr. Owusu-Akyaw, $177,135; (ii) Mr. Burroughs, $68,324; (iii) Mr. Honneffer, $75,915; and (iv) Mr. Wynalek, $70,854. The maximum potential payout values for such performance-based RSU awards are as follows: (i) Mr. Owusu-Akyaw, $265,703; (ii) Mr. Burroughs, $102,485; (iii) Mr. Honneffer, $113,873; and (iv) Mr. Wynalek, $106,281.

(8)	The amount in the Salary column includes a salary increase of $7,171 approved for Mr. Honneffer for fiscal 2009. Mr. Honneffer elected to receive 4,243 RSUs in lieu of cash payments for the salary increase. The number of RSUs awarded to Mr. Honneffer was determined by dividing his salary increase by $1.69, the closing price of our common stock on December 31, 2008. The RSUs were granted on January 13, 2009 and are disclosed in the Grants of Plan-Based Awards in Last Fiscal Year table on page 12. The closing price of our common stock on January 13, 2009 was $2.37. Because the value of our common stock increased from the date the number of RSUs awarded to Mr. Honneffer was determined and the date the RSUs were granted to Mr. Honneffer, the grant date fair value of the RSUs was higher than the amount of Mr. Honneffer’s salary increase. In accordance with SEC rules, the $2,885 difference between the grant date fair value of the RSUs awarded to Mr. Honneffer and the value of Mr. Honneffer’s salary increase is reported in the Stock Awards column.

(9)	The amount in the Salary column includes a salary increase of $9,263 approved for Mr. Wynalek for fiscal 2009. Mr. Wynalek elected to receive 5,481 RSUs in lieu of cash payments for the salary increase. The number of RSUs awarded to Mr. Wynalek was determined by dividing his salary increase by $1.69, the closing price of our common stock on December 31, 2008. The RSUs were granted on January 13, 2009 and are disclosed in the Grants of Plan-Based Awards in Last Fiscal Year table on page 12. The closing price of our common stock on January 13, 2009 was $2.37. Because the value of our common stock increased from the date the number of RSUs awarded to Mr. Wynalek was determined and the date the RSUs were granted to Mr. Wynalek, the grant date fair value of the RSUs was higher than the amount of Mr. Wynalek’s salary increase. In accordance with SEC rules, the $3,727 difference between the grant date fair value of the RSUs awarded to Mr. Wynalek and the value of Mr. Wynalek’s salary increase is reported in the Stock Awards column.
All Other Compensation — Supplemental
The table below sets forth other compensation information during 2009 for our Named Executive Officers.

	Matching
	Contributions
	to	Life Insurance	Total All Other
	401(k) Plan	Premiums	Compensation
Name	($)	($)	($)
Sam Owusu-Akyaw	4,125	3,612	7,737

Mark H. Burroughs	4,125	1,260	5,385

Robert M. Honneffer	4,125	1,858	5,983

Robert M. Wynalek	4,125	1,322	5,447

Grants of Plan-Based Awards in Last Fiscal Year
The following table sets forth information regarding cash awards made pursuant to our Management Performance Bonus Plan and equity awards made pursuant to our 2000 Stock Plan during 2009.

					All Other		Grant Date
		Estimated Future Payouts Under			Stock Awards		Fair Value of
		Non-Equity Incentive Plan Awards(1)			Number of Shares		Stock and
	Grant	Threshold	Target	Maximum	of Stock or Units		Option Awards
Name	Date	($)	($)	($)	(#)		($)(2)

Sam Owusu-Akyaw	—	124,200	207,000	310,500	—		—
	3/19/09	—	—	—	7,101	(3)	22,581

Mark H. Burroughs	—	53,990	89,983	134,974	—		—
	3/19/09	—	—	—	3,087	(3)	9,817

Robert W. Honneffer	—	44,531	74,218	111,327	—		—
	1/13/09	—	—	—	4,243	(4)	10,056	(4)
	3/19/09	—	—	—	2,546	(3)	8,096

Robert M. Wynalek	—	57,530	95,884	143,826	—		—
	1/13/09	—	—	—	5,481	(4)	12,990	(4)
	3/19/09	—	—	—	3,290	(3)	10,462

(1)	The actual amounts of the Non-Equity Incentive Plan Awards paid to our Named Executive Officers are as reported in the “Summary Compensation Table” in the column entitled “Non-Equity Incentive Plan Compensation.” For a description of the incentive program pursuant to which these awards were made, please see “Compensation Discussion and Analysis — Components of the Compensation Package — Management Performance Bonus Plan”.

(2)	The grant date fair value of RSUs awarded is based on the closing market price of our common stock on the date of grant.

(3)	Consists of time-based RSUs that vest in their entirety on March 19, 2010.

(4)	Mr. Honneffer and Mr. Wynalek elected to receive time-based RSUs in lieu of a cash salary increase for 2009. The number of RSUs awarded to Mr. Honneffer and Mr. Wynalek was determined by dividing their salary increase by $1.69, the closing price of our common stock on December 31, 2008. The RSUs were granted on January 13, 2009, at which time the closing price of our common stock was $2.37. Because the value of our common stock increased from the date the number of RSUs awarded was determined the value reported exceeds the salary increase.

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth the information with respect to the Named Executive Officers concerning the outstanding equity securities held as of December 31, 2009.

	Option Awards			Stock Awards
							Market
	Number of						Value of
	Securities				Number of		Shares or
	Underlying				Shares or Units		Units of
	Unexercised	Option			of Stock		Stock That
	Options	Exercise	Option	RSU	That Have Not		Have Not
	(#)	Price	Expiration	Grant	Vested		Vested
Name	Exercisable	($)	Date	Date	(#)		($)(1)

Sam Owusu-Akyaw	100,000	6.44	7/02/14	—	—		—
	40,000	4.00	8/17/14	—	—		—
	30,000	5.35	12/16/14	—	—		—
	45,000	4.48	12/15/15	—	—		—
	—	—	—	8/16/07	40,000	(2)	128,000
	—	—	—	12/20/07	5,250	(3)	16,800
	—	—	—	12/18/08	6,818	(3)	21,818
	—	—	—	3/19/09	7,101	(4)	22,723

Mark H. Burroughs	25,000	5.28	11/01/10	—	—		—
	7,000	5.48	12/13/11	—	—		—
	20,000	8.90	8/02/12	—	—		—
	12,000	7.96	12/18/13	—	—		—
	15,000	5.35	12/16/14	—	—		—
	26,250	4.48	12/15/15	—	—		—
	—	—	—	8/16/07	11,900	(2)	38,080
	—	—	—	12/20/07	2,025	(3)	6,480
	—	—	—	12/18/08	3,375	(3)	10,800
	—	—	—	3/19/09	3,087	(4)	9,878

Robert W. Honneffer	25,000	3.93	9/27/14	—	—		—
	5,000	5.35	12/16/14	—	—		—
	8,250	4.48	12/15/15	—	—		—
	—	—	—	8/16/07	13,033	(2)	41,706
	—	—	—	12/20/07	2,250	(3)	7,200
	—	—	—	12/18/08	3,375	(3)	10,800
	—	—	—	3/19/09	2,546	(4)	8,147

Robert M. Wynalek	50,000	3.93	9/27/14	—	—		—
	9,000	5.35	12/16/14	—	—		—
	15,000	4.48	12/15/15	—	—		—
	—	—	—	8/16/07	11,900	(2)	38,080
	—	—	—	12/20/07	2,100	(3)	6,720
	—	—	—	12/18/08	3,375	(3)	10,800
	—	—	—	3/19/09	3,290	(4)	10,528

(1)	Market value of RSU awards that have not vested is based on the closing market price of our common stock at December 31, 2009 of $3.20 per share.

(2)	These RSUs vest at a rate of 33.33% each year beginning on the first anniversary of the grant date.

(3)	These RSUs vest at a rate of 25% each year beginning on the first anniversary of the grant date.

(4)	These RSUs vested in their entirety on March 19, 2010.

Stock Vested
The following table summarizes information with respect to RSU awards that vested during fiscal 2009 for each of the Named Executive Officers.

	Stock Awards
	Number of Shares	Value Realized on
	Acquired on Vesting	Vesting
Name	(#)	($)(1)
Sam Owusu-Akyaw	74,897	345,344

Mark H. Burroughs	22,963	104,763

Robert W. Honneffer	29,301	130,589

Robert M. Wynalek	28,481	125,700

(1)	Value determined by multiplying the number of vested shares by the closing market price of a share of Osteotech’s common stock on the vesting date or on the previous business day, in the event the vesting date is not a business day.
Employment and Change in Control Agreements
Employment Agreements
Each of the Named Executive Officers has entered into an employment agreement with Osteotech. The employment agreements with the Named Executive Officers have two year terms and are subject to automatic renewal for additional two year terms, unless terminated at least three months prior to the expiration of the current two year term. The employment agreements provide that, if a Named Executive Officer is terminated without cause, he will be entitled to certain severance payments. Mr. Owusu-Akyaw would be entitled to severance payments equal to 24 months of his base salary, payable in monthly installments, and continuation of medical and dental benefits and life insurance for the same 24 month period to the extent such benefits were being provided to him at the time of termination. Messrs. Burroughs, Wynalek and Honneffer each would be entitled to severance payments equal to 12 months of his base salary, payable in monthly installments, and continuation of medical and dental benefits and life insurance for the same 12 month period to the extent such benefits were being provided to him at the time of termination. In addition, Mr. Owusu-Akyaw would be eligible for outplacement services for up to 24 months, as necessary, and Mr. Burroughs would be eligible for outplacement services for up to 12 months, as necessary.
Change in Control Agreements
We have entered into change in control agreements with each of the Named Executive Officers. Under the change in control agreements, a change in control is defined as:
•	a change in the Board such that a majority of the Board is made up of persons who were neither nominated nor appointed by incumbent Directors;
•	the acquisition by any person of a majority of the outstanding voting securities of Osteotech, except if such acquisition is effected by Osteotech itself, by an employee benefit plan of Osteotech or pursuant to an offering by Osteotech of its voting securities;
•	a merger or consolidation of Osteotech with another company such that neither Osteotech nor any of its subsidiaries will be the surviving entity;

•	a merger or consolidation of Osteotech following which Osteotech or a previous subsidiary of Osteotech will be the surviving entity and a majority of the voting securities of Osteotech will be owned by a person or persons who were not beneficial owners of a majority of Osteotech’s voting securities prior to such merger or consolidation;
•	a liquidation of Osteotech; or
•	a sale or disposition by Osteotech of at least 80% of its assets.

Under the change in control agreements, for one year after the occurrence of a change in control, each executive will remain in Osteotech’s employ in the same position he held before the change in control and will be entitled to a base salary and benefits no less favorable than those in effect for such executive immediately preceding the change in control. In addition, upon a change in control, all unvested equity awards held by each executive will vest and become exercisable immediately, notwithstanding anything to the contrary contained in the equity award agreements or any plan covering such equity awards. If, however, the change in control arises from a merger or consolidation in which neither Osteotech nor any of its subsidiaries is the surviving entity or from the liquidation of Osteotech, each executive will be given a reasonable opportunity to exercise such options prior to the change in control and any such options not so exercised will terminate on the effective date of the change in control.
The agreements also provide that if, after a change in control, an executive’s employment is terminated for any reason, the executive will be entitled to receive all then accrued pay, benefits, executive compensation (as defined in these agreements) and fringe benefits, including pro rata bonus and incentive plan earnings through the date of his termination plus the amount of any compensation he previously deferred, in each case, to the extent theretofore unpaid. In addition, unless the executive’s employment was terminated by the executive without good reason (as defined below) on or prior to the 180th day after the change in control event or by Osteotech for just cause (as defined in the agreement) on or prior to the 180th day after the change in control event, the executive will receive (1) a payment equal to three times the sum of (a) his average annual base salary plus (b) his average annual cash bonuses, for the five taxable years or annualized portions thereof prior to the change in control event, plus interest, and (2) at Osteotech’s expense, medical, health and disability benefits comparable to those he received prior to the change in control for a period of three years following his termination. Furthermore, unless the executive’s employment was terminated (a) by the executive other than for good reason prior to the 180th day following a change in control event, (b) by the executive voluntarily for any reason after the 180th day following a change in control event or (c) by Osteotech for just cause, the executive will also be entitled to (1) the balance of all pay, benefits, compensation and fringe benefits including (but not limited to) pro rata salary, bonus and incentive plan earnings payable through the first anniversary of the change in control event, and (2) an office and reasonable secretarial and other services from Osteotech for one year from the date of his termination. If the executive’s employment is terminated by Osteotech for any reason other than just cause after a change in control, the benefits of the employment agreement and change in control agreement are additive in determining the payments due to the executive. For purposes of the change in control agreements, good reason includes:
•	the assignment to the executive of duties which are not substantially of equal status, dignity and character as the duties performed immediately prior to the change in control, or a substantial reduction in the nature or status of his responsibilities from those in effect immediately prior to the change in control;
•	the failure of Osteotech to provide full compensation as contemplated by the change in control agreement;
•	the relocation of the executive’s office to a location more than 15 miles from the location of such office immediately prior to the change in control, or his being required to travel to a substantially greater extent than required immediately prior to the change in control in order to perform duties of substantially equal status, dignity and character to those performed prior to the change in control;
•	the failure of a successor corporation to expressly assume and agree to perform Osteotech’s obligations under the change in control agreement, provided such successor has received at least 20 days prior written notice of such obligations; and

•	the voluntary termination by the executive for any reason after the 180th day following the change in control.

Potential Payments Upon Termination Without Cause or Certain Terminations After a Change in Control.
The following table shows potential payments to the Named Executive Officers upon (1) termination without cause on December 31, 2009, (2) termination by the executive for good reason after a change in control of Osteotech, assuming any such termination of employment occurred on December 31, 2009, one day after such change in control and (3) termination by Osteotech after a change in control of the Company, assuming any such termination of employment occurred on December 31, 2009, one day after such change in control. Because none of the Named Executive Officers has stock options with an exercise price below the market value of our common stock on December 31, 2009, the table below assumes no outstanding stock options were exercised by the Named Executive Officers.

			Termination For	Termination Without
		Without Cause	Good Reason After	Cause After Change
		Termination	Change in Control	in Control
Name	Description	($)	($)	($)
Sam Owusu-Akyaw	Severance Amount	828,000	1,938,300	2,766,300
	Value of Accelerated RSUs(1)	—	189,300	189,300
	Value of Benefits Continuation	57,800	83,600	95,600
	Value of Outplacement Services	50,000	—	50,000

	Total	935,800	2,211,200	3,051,200

Mark H. Burroughs	Severance Amount	257,100	1,135,500	1,392,600
	Value of Accelerated RSUs(1)	—	65,200	65,200
	Value of Benefits Continuation	26,600	71,900	75,700
	Value of Outplacement Services	25,000	—	25,000

	Total	308,700	1,272,600	1,533,500

Robert W. Honneffer	Severance Amount	212,100	923,300	1,135,400
	Value of Accelerated RSUs(1)	—	67,900	67,900
	Value of Benefits Continuation	25,800	68,500	71,500
	Value of Outplacement Services	—	—	—

	Total	237,900	1,059,700	1,274,800

Robert M. Wynalek	Severance Amount	274,000	1,217,700	1,491,700
	Value of Accelerated RSUs(1)	—	66,100	66,100
	Value of Benefits Continuation	26,800	72,900	76,900
	Value of Outplacement Services	—	—	—

	Total	300,800	1,356,700	1,634,700

(1)	Value determined by multiplying the number of RSUs that vest by $3.20, the closing market price of a share of our common stock on December 31, 2009, the last business day of the 2009 fiscal year.

COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A filing.

MEMBERS OF THE COMPENSATION COMMITTEE

Robert J. Palmisano, Chairman
Stephen S. Galliker
James M. Shannon
Director Compensation
Under our director compensation policy, our non-employee directors are compensated as follows:
Members of the Board. Each of our non-employee directors receives $15,000 per annum and an annual equity grant of either an option to purchase 15,000 shares of our common stock or 5,000 RSUs under one of our stock plans in consideration of the director’s service on the Board. In 2009, the director equity grant was 5,000 RSUs. Each non-employee director is entitled to receive $1,000 for each Board meeting attended in excess of five meetings per year and reimbursement for travel and related expenses incurred in connection with attendance at all meetings. During 2009, non-employee directors did not receive any additional fees for their attendance at board meetings.
Chairperson of the Board. In addition to the annual compensation for the non-employee directors described above under “Members of the Board,” the Chairperson of the Board receives $20,000 per annum in consideration of the additional duties and responsibilities required of the Chairperson of the Board. The Chairperson of the Board receives no additional compensation for serving as a member or chairperson of any Board committees.
Chairperson of our Board Committees. In addition to the annual compensation for non-employee directors described above under “Members of the Board,” the Chairperson of the Audit Committee receives $10,000 per annum and the Chairperson of each of our other Board committees receives $5,000 per annum in consideration of the additional duties and responsibilities required of a Chairperson of a Board committee.
Non-Chairperson Members of the Board Committees. In addition to the annual compensation for the non-employee directors described above under “Members of the Board,” the members of each Board committee who do not serve as the Chairperson of such committee receive $2,500 per annum for each Board committee on which they serve in consideration of the additional duties and responsibilities required of Board committee membership.
Non-employee directors may also receive additional compensation for work performed on special projects requested by the Board of Directors, as approved in advance by the Compensation Committee. Directors who also serve as our executive officers receive no additional compensation for serving as a director. See “Summary Compensation Table” on page 10.
A summary of compensation paid to each of our non-employee directors during fiscal year 2009 is set forth below.

Director Compensation in Last Fiscal Year
	Fees Earned
	or Paid	Stock	Option		All Other
	in Cash	Awards	Awards		Compensation	Total
Name	($)	($)(1)	($)(2)		($)(3)	($)
Kenneth P. Fallon, III	35,000	19,950	358,000	(4)	104,750	517,700

Stephen S. Galliker	27,500	19,950	—		—	47,450

Dr. Cato T. Laurencin	16,250	19,950	—		—	36,200

Robert J. Palmisano	25,000	19,950	—		—	44,950

James M. Shannon	21,250	19,950	—		—	41,200

(1)	The amounts in this column are calculated based on the fair market value of our common stock on the date the grant was made in accordance with Finance Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation (“FASB ASC Topic 718”). In 2009, each director received a grant of 5,000 RSUs with a grant date fair value of $19,950. As of December 31, 2009, each director held 5,000 RSUs.

(2)	The directors held options as of December 31, 2009, as follows:

Name	Options	Name	Options	Name	Options

Mr. Fallon	178,750	Dr. Laurencin	0	Mr. Shannon	0
Mr. Galliker	30,000	Mr. Palmisano	15,000

(3)	Consists of $90,000 paid to Mr. Fallon for providing assistance to management on strategic direction issues and for his work on special projects requested by the Board of Directors and $14,750 of incremental cost to Osteotech for medical and dental benefits.

(4)	On July 1, 2009, Mr. Fallon was granted options to purchase 100,000 shares of our common stock. In accordance with FASB ASC Topic 718, we chose the Black-Scholes option pricing model to estimate the grant date fair value of the options set forth in this table. Our use of this model should not be construed as an endorsement of its accuracy at valuing options. All stock option valuation models, including the Black-Scholes model, require a prediction about the future movement of the stock price. The following assumptions were made for purposes of calculating the grant date fair value for the options: risk free rate: 3.38%; expected life: 8.5 years; volatility: 73.4%; and dividend yield: 0%; resulting in a grant date fair value of $3.58 per share.
Compensation Committee Interlocks and Insider Participation
During 2009, Messrs. Palmisano (Chairman), Galliker and Shannon and Dr. Laurencin served as members of the Compensation Committee of our Board of Directors. Dr. Laurencin served on the Compensation Committee until June 18, 2009, at which time Mr. Fallon was appointed to serve as a member of the Compensation Committee. None of these individuals has ever served as an officer or employee of Osteotech or has any relationships with Osteotech requiring disclosure under “Related Person Transactions” below, except as disclosed for Dr. Laurencin in Item 13 below. The members of the Compensation Committee of our Board of Directors have no interlocking relationships requiring disclosure under the rules of the SEC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
We have three stock option plans, all of which have been approved by our shareholders. One of the plans, the 1991 Independent Directors Stock Option Plan, does not have any shares available to grant new options and all shares underlying outstanding options that expire or are forfeited prior to exercise are not available for future option grants under this plan. See Note 15 of “Notes to Consolidated Financial Statements” in the Original Form 10-K. The following table sets forth certain information relative to our stock option plans as of December 31, 2009:

Number of securities
remaining available
for future issuance
	Number of securities to	Weighted-average		under equity
	be issued upon exercise of	exercise price of outstanding		compensation plans
	outstanding options,	options, warrants and		(excluding securities
Plan Category	warrants and rights	rights		reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders	1,821,095	$4.60	(1)	1,111,072
Equity compensation plans not approved by security holders (2)

Total	1,821,095	$4.60		1,111,072

(1)	The weighted-average exercise price was determined based on the exercise price related to each outstanding stock option and an exercise price of zero for each restricted stock unit award.

(2)	We do not have any equity compensation plans which have not been approved by our security holders.
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information regarding ownership of our common stock as of March 31, 2010 or earlier date for information based on filings with the SEC by each person known to us to own more than 5% of our outstanding shares of common stock. The information in this table is based solely on statements in filings with the SEC or other reliable information supplied to us by our directors, officers and principal stockholders.

	Amount and
	Nature of
Name and Address of Beneficial Owner or	Beneficial		Percent
Identity of Group	Ownership(1)		of Class(2)

Joint Filing comprised of:
Boston Avenue Capital LLC, Spencer Capital Opportunity Fund, LP, Heartland Advisors, Inc., their Respective Affiliates and Michael J. McConnell 789 North Water Street, Suite 500 Milwaukee, Wisconsin 53202	4,358,065	(3)	24.1%

Dimensional Fund Advisors LP 1299 Ocean Avenue, 11th Floor Santa Monica, California 90401	1,490,633	(4)	8.2%

BlackRock, Inc. 40 East 52nd Street New York, New York 10022	953,958	(5)	5.3%

Joint filing comprised of:
John F. White, James F. Rice, Kenneth L. Wolfe, Foster L. Aborn and Kairos Partners III Limited Partnership 600 Longwater Drive, Suite 204 Norwell, Massachusetts 02061	953,057	(6)	5.2%

(1)	Beneficial ownership of shares is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power, or of which a person has the right to acquire ownership within 60 days after March 31, 2010. Except as otherwise noted, each person or entity has sole voting and investment power with respect to the shares shown, and such shares are not subject to any pledge.

(2)	The percentage of stock outstanding for each stockholder is calculated by dividing (i) the number of shares deemed to be beneficially held by such stockholder as of March 31, 2010 by (ii) the sum of (A) the number of shares of common stock outstanding as of March 31, 2010 plus (B) the number of shares issuable upon exercise of options held by such stockholder which were exercisable as of March 31, 2010 or which will become exercisable within 60 days after March 31, 2010.

(3)	The information set forth with respect to Boston Avenue Capital, LLC (“BAC”), Mr. Stephen J. Heyman, Mr. James F. Adelson, Mr. Charles M. Gillman, Spencer Capital Opportunity Fund, LP (“SCF”), Dr. Kenneth H. Subin Stein, Heartland Advisors, Inc., Mr. William J. Nasgovitz and Michael J. McConnell is based on information contained in a statement on Schedule 13D jointly filed with the SEC on March 26, 2010. The Heartland Value Fund, a series of the Heartland Group, Inc., a registered investment company, owns 1,502,236 of the shares on behalf of private investment advisory clients. Heartland Advisors, Inc., a federally registered investment advisor, provides investment advisory services to the Heartland Group Inc. The shares may be deemed beneficially owned within the meaning of Rule 13d 3 of the Exchange Act by (1) Heartland Advisors, Inc. by virtue of its investment discretion and voting authority granted by certain clients, which may be revoked at any time; and (2) William J. Nasgovitz, as a result of his ownership interest in Heartland Advisors, Inc. Heartland Advisors, Inc. and Mr. Nasgovitz each have shared voting power over 2,790,053 shares and shared investment power over 3,263,263 shares. Mr. Nasgovitz specifically disclaims beneficial ownership of such shares. BAC owns and has sole direct voting and dispositive power over 558,119 shares. Messrs. Heyman and Adelson are joint managers of BAC and Mr. Gillman is portfolio manager for BAC. As joint managers of BAC, Messrs. Heyman and Adelson may each exercise voting and dispositive power over the shares of Common Stock held by BAC. As portfolio manager for BAC, Mr. Gillman may also exercise voting and dispositive power over the shares of Common Stock held by BAC. As a result, Messrs. Heyman, Adelson and Gillman may each be deemed to be indirect beneficial owners of shares of Common Stock held by BAC. The principal business address of BAC and Messrs. Heyman and Adelson is 15 East 5th Street, Suite 3200, Tulsa, Oklahoma 74102. Mr. Gillman’s address is 15 East 5th Street, Suite 2660, Tulsa, Oklahoma 74102. Mr. McConnell owns and has sole direct voting and dispositive power over 6,000 shares. Mr. McConnell’s business address is P.O. Box 6280, Newport Beach, California 92658. SCF has sole voting power and investment power over 530,683 shares. Spencer Capital Partners, LLC (“SCP”), an investment advisor, is a general partner of SCF and Spencer Capital Management, LLC (“SCM”) is an investment advisor to SCF (SCF, SCP and SCM, collectively are referred to as the Spencer Entities). Dr. Stein is the managing member of SCP and SCM. As investment advisor to SCF, SCM may exercise voting and dispositive power over shares of Common Stock held by SCF. As general partner of SCF, SCP may also exercise voting and dispositive power over shares of Common Stock held by SCF. In addition, because he is the managing member of SCP and the portfolio manager of SCM, Dr. Shubin Stein may also exercise voting and dispositive power over shares of Common Stock held by SCF. As a result, SCP, SCM and Dr. Shubin Stein may each be deemed to be indirect beneficial owners of shares of Common Stock held by SCF. The principal business address of Dr. Stein and the Spencer Entities is 12 East 49th Street, 32nd Floor, New York, New York 10017. BAC, Mr. Gillman, Heartland, Mr. Nasgovitz, the Spencer Entities, Dr. Stein and Mr. McConnell are members of a group for purposes of Section 13(d)(3) of the Exchange Act. Each reporting person disclaims beneficial ownership of any shares, other than those shares for which such reporting person may exercise direct voting or dispositive power.

(4)	The information set forth with respect to Dimensional Fund Advisors LP (formerly Dimensional Fund Advisors Inc.) is based on information contained in a statement on Schedule 13G/A jointly filed with the SEC on February 8, 2010. Dimensional, an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds.” In its role as investment advisor or manager, Dimensional possesses investment and/or voting power over the securities of the Company described in the Schedule 13G/A that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Company held by the Funds. However, all securities reported in the Schedule 13G/A are owned by the Funds. Dimensional disclaims beneficial ownership of such securities. In addition, the filing of the Schedule 13G/A shall not be construed as an admission that the reporting person or any of its affiliates is the beneficial owner of any securities covered by the Schedule 13G/A for any other purposes than Section 13(d) of the Exchange Act.

(5)	The information set forth with respect to BlackRock Inc. (“BlackRock”) is based on information contained in a statement on Schedule 13G filed with the SEC on January 29, 2010. BlackRock is a parent holding company or control person and has sole investment discretion and sole voting power over all such shares.

(6)	The information set forth with respect to the Kairos Partners group is based on information contained in a statement on Schedule 13D/A filed with the SEC on February 4, 2010. Shares reported therein as beneficially owned by Messrs. White, Rice, Wolfe and Aborn represent shares held by Kairos Partners II Limited Partnership and Kairos Partners III Limited Partnership (collectively, the “Kairos Partnerships”). Each of Messrs. White, Rice, Wolfe and Aborn is a member of the investment committee of the Kairos Partnerships. Such committee has shared voting and investment power over such shares. The reporting persons disclaim any admission that they constitute a group, as such term is used in Section 13(d)(3) of the Exchange Act. The chairman of the Board, Kenneth P. Fallon, III, is an Associate with Kairos Partners.
The following table sets forth information regarding ownership of our common stock as of March 31, 2010 by (a) each director and director nominee, (b) each of the executive officers named in the Summary Compensation Table in this Amendment No. 1 and (c) all directors and executive officers as a group.

	Amount and
	Nature of	Percent of
	Beneficial	Shares
Name of Beneficial Owner	Ownership(1)(2)	Outstanding(3)
Kenneth P. Fallon, III	120,250	*

Sam Owusu-Akyaw	329,766	1.8%

Stephen S. Galliker	45,000	*

Dr. Cato T. Laurencin	5,000	*

Robert J. Palmisano	30,000	*

James M. Shannon	10,000	*

Mark H. Burroughs	146,009	*

Robert W. Honneffer	81,498	*

Robert M. Wynalek	110,149	*

All executive officers and directors as a group (9 persons)(4)	877,672	4.7%

*	Represents less than 1% of our outstanding common stock.

(1)	Beneficial ownership of shares is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power, or of which a person has the right to acquire ownership as of March 31, 2010 or within 60 days after March 31, 2010. Except as otherwise noted, each person or entity has sole voting and investment power with respect to the shares shown and such shares are not subject to any pledge. Includes shares of common stock purchased by executive officers pursuant to our Employee Stock Purchase Plan through December 31, 2009.

(2)	Includes the following shares underlying options which are currently exercisable or which will become exercisable within 60 days after March 31, 2010.

Name	Shares	Name	Shares	Name	Shares
Mr. Fallon	78,750	Dr. Laurencin	—	Mr. Burroughs	105,250

Mr. Owusu-Akyaw	215,000	Mr. Palmisano	15,000	Mr. Honneffer	38,250

Mr. Galliker	30,000	Mr. Shannon	—	Mr. Wynalek	74,000

(3)	The percentage of stock outstanding for each stockholder is calculated by dividing (i) the number of shares deemed to be beneficially held by such stockholder as of March 31, 2010 by (ii) the sum of (A) the number of shares of common stock outstanding as of March 31, 2010 plus (B) the number of shares issuable upon exercise of options held by such stockholder which were exercisable as of March 31, 2010 or which will become exercisable within 60 days after March 31, 2010.

(4)	Includes 556,250 shares underlying options which are currently exercisable or which will become exercisable within 60 days after March 31, 2010.
Change in Control
On March 19, 2010, Spencer Capital Opportunity Fund, LP (the “Stockholder”) for and on its own behalf and on behalf of the Committee for Concerned Osteotech, Inc. Stockholders (comprising Heartland Advisors, Inc., Spencer Capital Opportunity Fund, LP, Spencer Capital Management, LLC, Spencer Capital Partners, LLC and Boston Avenue Capital LLC, the “Committee”) delivered to our Corporate Secretary a notice regarding certain proposals that the Stockholder intends to submit for consideration at our 2010 annual meeting of stockholders, including the Stockholder’s nomination of Gary L. Alexander, Michelle Rachael Forrest, Michael J. McConnell and Kenneth H. Shubin Stein, M.D., CFA for election to our Board of Directors. On April 7, 2010, the Committee filed a preliminary proxy statement regarding the same with the SEC, as revised by a revised preliminary proxy statement filed by the Committee with the SEC on April 16, 2010.

Item 13.	Certain Relationship and Related Transactions, and Director Independence.
It is our policy, as set forth in our corporate governance guidelines, not to enter into any “related party transaction” (defined consistent with SEC Regulation S-K, Item 404) unless the Audit Committee or a comparable independent body of the Board reviews and approves such transaction. We annually require each of our directors and executive officers to complete a director and officer questionnaire that elicits information about related person transactions, including any such transactions which are required to be disclosed under the rules of the SEC. No member of the Audit Committee or comparable body shall participate in the review or approval of any related party transaction or any material amendment thereto where that member is a related party in that transaction. In reviewing and approving any related party transaction or any material amendment thereto, the Audit Committee or comparable body shall satisfy itself that it has been fully informed as to the related party’s relationship and interest and as to the material facts of the proposed related party transaction or material amendment, and shall determine that the related party transaction or material amendment thereto is fair to the Company.

In March 2010, we entered into a consulting agreement with Laurencin Orthopaedic Associations for the consulting services of Dr. Laurencin, who is one of our directors. Pursuant to the terms of the consulting agreement, we will pay Dr. Laurencin $4,000 per day for Dr. Laurencin’s consulting services and will pay Dr. Laurencin a royalty payment in connection with our sale of certain products that are invented solely or jointly by Dr. Laurencin and are developed and commercialized using Dr. Laurencin’s services. The consulting agreement has an initial term of two years and may be renewed by us thereafter in our sole discretion. In accordance with the related party transaction review and approval standards described in the preceding paragraph, our Audit Committee reviewed and approved the consulting agreement with Dr. Laurencin on March 30, 2010.
The Board has determined that Messrs. Fallon, Galliker, Palmisano and Shannon are independent under applicable NASDAQ rules. Under applicable SEC and NASDAQ rules, the existence of certain “related party” transactions above certain thresholds between a director and the Company are required to be disclosed and preclude a finding by the Board that the director is independent. In addition to transactions required to be disclosed under SEC rules, the Board considered certain other relationships in making its independence determinations, including Mr. Fallon’s relationship with Kairos Partners, a shareholder owning 5.2% of our common stock, and determined in each case that such other relationships did not impair the director’s ability to exercise independent judgment on behalf of the Company. Dr. Laurencin was independent under applicable NASDAQ rules before our entry into the consulting agreement described in the preceding paragraph, but is no longer independent under applicable NASDAQ rules by virtue of his consulting arrangement with us.

Item 14.	Principal Accountant Fees and Services.
Pre Approval Policy
In accordance with the requirements of the Sarbanes-Oxley Act and the Audit Committee Charter, all audit and audit-related work and all non-audit work performed by our independent registered public accounting firm must be submitted to the Audit Committee for specific approval in advance, including the proposed fees for such work, and all fees listed below were approved by the Audit Committee. The Audit Committee has not delegated any of its responsibilities to management except that the Audit Committee delegated to the Chief Financial Officer the authority to approve tax related activities as long as the independent registered public accounting firm states that the services do not impair independence, have fees of $10,000 or less per project and do not exceed $50,000 in the aggregate for all projects in any one year.
Audit Fees
Audit fees billed or expected to be billed to us by BDO Seidman for the audits of our consolidated financial statements for the years ended December 31, 2009 and 2008 included in our Annual Report on Form 10-K, the Sarbanes-Oxley Act Section 404 internal control audits as of December 31, 2009 and 2008, the statutory audits for our foreign subsidiaries and reviews of our consolidated financial statements included in our Quarterly Reports on Form 10-Q for 2009 and 2008 totaled $640,861 and $704,855 for 2009 and 2008, respectively.
Audit-related Fees
The aggregate fees billed to us by BDO Seidman for audit-related services, primarily related to the audit of our employee benefit plan, for each of the years ended December 31, 2009 and 2008, were $17,000.
Tax Fees
No fees were billed to us by BDO Seidman for tax services for the years ended December 31, 2009 and 2008.
All Other Fees
No other fees were billed to us by BDO Seidman for services for the years ended December 31, 2009 and 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a)(1) and (2). The response to this portion of Item 15 is included in the Original Form 10-K.
(a)(3) and (b). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation of Osteotech, as amended (incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K, filed on March 27, 2002)	*

3.2	Fifth Amended and Restated Bylaws of Osteotech (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed on November 7, 2007)	*

3.3	Form of Stock Certificate (incorporated by reference to Exhibit 3.4 to Registrant’s Registration Statement on Form S-1 (File No. 33-40463), filed on June 14, 1991)	*

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
*

Exhibit
Number	Description
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
*

Exhibit
Number	Description
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
*

10.49	2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-8 (File No. 333-145501), filed on August 16, 2007) ^	*

10.50	Form of 2007 Stock Incentive Plan Restricted Stock Unit Agreement for Employees (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2007) ^	*

Exhibit
Number	Description
10.51	Form of 2007 Stock Incentive Plan Performance-Based Restricted Stock Unit Agreement for Employees ^	*

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
*

10.62	Tissue Recovery Agreement between the Company and Community Blood Center d/b/a Community Tissue Services dated October 30, 2009.	**

21.1	Subsidiaries of the Registrant	**

23.1	Consent of BDO Seidman, LLP	**

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

*	Previously filed; incorporated herein by reference

**	Filed with Original Form 10-K

+	Filed herewith as an exhibit to this Amendment No. 1 to Form 10-K

^	Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 10(iii)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2010	OSTEOTECH, INC.

	By:	/s/ SAM OWUSU-AKYAW Sam Owusu-Akyaw
Chief Executive Officer
(Principal Executive Officer) and Director

	By:	/s/ MARK H. BURROUGHS Mark H. Burroughs
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)