Form 10-Q
period 2010-03-31
OSTEOTECH INC
filed 2010-05-10
CIK 874734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM  _____  to  _____
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $.01 par value, outstanding as of May 4, 2010 was 18,096,764.

OSTEOTECH, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
OSTEOTECH, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,271	$10,708
Accounts receivable, net of allowance of $362 in 2010 and $304 in 2009	16,424	16,165
Deferred processing costs	34,123	38,562
Inventories	1,589	1,819
Prepaid expenses and other current assets	2,908	3,247

Total current assets	65,315	70,501
Property, plant and equipment, net	28,300	29,575
Other assets	17,649	16,861

Total assets	$111,264	$116,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$12,302	$16,206
Current maturities of capital lease obligation	1,020	994

Total current liabilities	13,322	17,200
Capital lease obligation	11,916	12,181
Other liabilities	7,167	7,270

Total liabilities	32,405	36,651

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.01 par value; 70,000,000 shares authorized; issued 18,210,952 shares in 2010 and 18,179,180 shares in 2009	182	182
Additional paid-in capital	71,639	71,337
Treasury stock, at cost; 115,670 shares in 2010 and 2009	(227)	(227)
Accumulated other comprehensive income	1,264	1,410
Retained earnings	6,001	7,584

Total stockholders’ equity	78,859	80,286

Total liabilities and stockholders’ equity	$111,264	$116,937

See accompanying notes to condensed consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009

Revenue	$22,527	$23,931

Cost of revenue	11,557	11,964

Gross profit	10,970	11,967

Marketing, selling and general and administrative expenses	10,703	11,618
Research and development expenses	1,208	1,653

	11,911	13,271

Operating loss	(941)	(1,304)

Other income (expense):
Interest income	25	16
Interest expense	(364)	(370)
Other	(187)	(83)

	(526)	(437)

Loss before income taxes	(1,467)	(1,741)

Income tax provision	116	55

Net loss	$(1,583)	$(1,796)

Loss per share:
Basic	$(0.09)	$(0.10)
Diluted	$(0.09)	$(0.10)
Shares used in computing loss per share:
Basic	18,073,471	17,874,236
Diluted	18,073,471	17,874,236
See accompanying notes to condensed consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash Flow From Operating Activities
Net loss	$(1,583)	$(1,796)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,462	1,566
Stock-based compensation expense, net	295	407
Changes in current assets and liabilities:
Accounts receivable	(259)	(2,847)
Deferred processing costs	3,453	(2,495)
Inventories	230	(503)
Receivable from license agreements	600	500
Prepaid expenses and other current assets	(4)	564
Accounts payable and other liabilities	(3,981)	623

Net cash provided by (used in) operating activities	213	(3,981)

Cash Flow From Investing Activities
Capital expenditures	(136)	(635)
Other, net	(233)	(182)

Net cash used in investing activities	(369)	(817)

Cash Flow From Financing Activities
Purchase of treasury stock	—	(102)
Proceeds from issuance of common stock	7	47
Principal payments on capital lease obligation	(239)	(215)

Net cash used in financing activities	(232)	(270)

Effect of exchange rate changes on cash	(49)	(58)

Net decrease in cash and cash equivalents	(437)	(5,126)
Cash and cash equivalents at beginning of period	10,708	18,823

Cash and cash equivalents at end of period	$10,271	$13,697

Supplementary cash flow data:
Cash paid during the period for interest	$362	$382
Cash paid (refunded) during the period for taxes	$25	$(149)
See accompanying notes to condensed consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
1. Basis of Presentation
General
The accompanying condensed consolidated financial statements included herein, other than the condensed consolidated balance sheet at December 31, 2009, which has been derived from the audited balance sheet, are unaudited and reflect all adjustments (consisting only of normal recurring accruals) considered necessary by management for a fair statement of financial position as of March 31, 2010 and the results of operations and cash flows for the three months ended March 31, 2010 and 2009. The results of operations and cash flows for the respective interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts within the condensed consolidated financial statements have been reclassified to conform to the 2010 presentation. The condensed consolidated financial statement should be read in conjunction with the audited consolidated financial statements, which were included as part of Osteotech, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), as updates to the Codification, and other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.
2. Deferred Processing Costs
Deferred processing costs consist of the following:

	March 31,	December 31,
	2010	2009
Unprocessed donor tissue	$12,989	$16,692
Tissue in process	5,600	4,062
Implantable donor tissue	15,534	17,808

	$34,123	$38,562

Unprocessed donor tissue represents the value of such allograft bone tissue expected to be processed by the Company during the next twelve months. Unprocessed donor tissue expected to be processed in periods subsequent to one year of $9,461 and $8,475 at March 31, 2010 and December 31, 2009, respectively, are reflected in other assets.
3. Inventories
Inventories consist of the following:

	March 31,	December 31,
	2010	2009
Supplies	$309	$428
Raw materials	752	779
Finished goods	528	612

	$1,589	$1,819

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
4. Revolving Credit Facility
On December 29, 2009, the Company entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association as lender and agent (“PNC”). Pursuant to the terms of the Credit Agreement and upon request, the Company may borrow from PNC up to $10,000 subject to a maximum borrowing base that is based upon an amount equal to 85% of the Company’s eligible receivables (as that term is defined in the Credit Agreement) less such reserves as PNC reasonably deems proper and necessary. Under the Credit Agreement, the Company is permitted to use the proceeds of any such borrowings to satisfy its working capital needs and for general corporate purposes. Borrowings under the Credit Agreement bear interest at one of three variable rates: PNC’s base commercial lending rate plus 2%; the federal funds open rate plus 0.5%; or LIBOR plus 3%. In no event will the interest rate be less than 3%. Borrowings are secured by essentially all the assets of the Company. Under the Credit Agreement, the Company is obligated to pay PNC a quarterly facility fee of 0.5% per annum on the unused portion of the Credit Agreement.
The Company is also required to maintain compliance with various financial and other covenants and conditions, including, but not limited to, a prohibition on paying cash dividends, a requirement that a fixed charge coverage ratio be maintained beginning on March 31, 2011, and certain limitations on engaging in affiliate transactions, making acquisitions, incurring additional indebtedness and making capital expenditures, the breach of any of which would permit PNC to accelerate the obligations. The Credit Facility also includes subjective acceleration provisions. Such provisions are based upon, in the reasonable opinion of PNC, the occurrence of any adverse or material change in the condition or affairs, financial or otherwise, of the Company, which impairs the interest of PNC.
As of March 31, 2010 and December 31, 2009, there were no amounts outstanding under the Credit Agreement and the Company is in compliance with all covenants.
5. Shareholders’ Equity
Stock Compensation Plans
The Company’s stock compensation plan authorizes the grant of incentive and non-qualified share based equity awards to eligible employees, directors, consultants and others with a business relationship with the Company. Incentive stock options may be granted at prices not less than 100% of the fair market value on the date of the grant. Other share-based equity awards may be granted at the discretion of the Compensation Committee of the Board of Directors under terms and conditions as determined by the Compensation Committee.
The following table details certain information concerning the Company’s restricted stock units (“RSUs”) and stock options:

	RSUs		Options
					Weighted-
					Average
		Weighted-		Weighted-	Remaining
		Average		Average	Contractual
	Number of	Grant Date	Number of	Exercise	Term
	Shares	Fair Value	Shares	Price	(Years)
Outstanding, January 1, 2010	434,283	$4.58	1,386,812	$6.04
Granted	—	$—	—	$—
Vested RSUs or exercised options	(51,967)	$3.53	(2,000)	$3.50
Forfeited, cancelled or expired	(48,594)	$2.61	(17,400)	$5.92

Outstanding, March 31, 2010	333,722	$5.03	1,367,412	$6.04	3.9

Options exercisable			1,261,162	$6.15	3.5

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
Share-based compensation, included in selling, marketing and general and administrative expenses, of $387 for the three months ended March 31, 2010, and $426 for the three months ended March 31, 2009, resulted in no tax benefit to the Company as a result of the Company providing a full valuation reserve on all deferred tax assets. For vesting RSUs, the Company, in accordance with the current operation of its equity award programs, withholds shares equal to the employee’s tax liability and, as a result, the Company effectively pays the tax on its employees’ behalf.
At March 31, 2010, the unrecorded non-cash fair value based compensation expense with respect to nonvested share-based awards was $1,049 and the weighted average period over which that compensation will be charged to operations is 1.4 years.
Shares of common stock available for future issuance under the stock compensation plan were 1,062,183 at March 31, 2010.
6. Income Taxes
Based on internal projections, including the effects of timing differences mainly related to depreciation and amortization, the Company estimated as of March 31, 2010 and 2009 that it would generate income for tax purpose. As a result, the Company, after the application of available net operating loss carryforwards, provided for Federal taxes based on the alternative minimum tax method, as well as recorded a provision for certain state and foreign taxes. The Company continues not to recognize any Federal, state or certain foreign tax benefits, which are subject to full valuation allowances in accordance with FASB Codification Topic (“ASC”) 740, “Income Taxes”. The Company intends to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of a valuation allowance that the Company has established. The Company evaluates its position with respect to the valuation allowances each quarter by taking into consideration numerous factors, including, but not limited to: past, present and forecasted results; the impact in each jurisdiction of operating activities; and the anticipated effects of the Company’s strategic plan.
The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Tax years subsequent to 2005 generally remain subject to examination by Federal, foreign and most state authorities including, but not limited to, the United States, France, Bulgaria and the State of New Jersey.
The Company’s unrecognized tax benefits (“UTBs”) at March 31, 2010 and December 31, 2009 were not material. If the Company prevails in matters for which either a receivable or a liability for a UTB has been established, is required to pay an amount or utilize NOLs to settle a tax liability, or estimates regarding a UTB change as a result of changes in facts and circumstances, the Company’s effective tax rate in a given financial reporting period may be affected. It is expected that the amount of UTBs will change in the next twelve months; however, the Company does not anticipate such change to be significant.
7. Commitments and Contingencies
Litigation
As discussed more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, at December 31, 2009, the only litigation the Company was involved in was a lawsuit filed on August 8, 2007 by ReSource Tissue Bank (“RTB”) against OST Developpement SA (“OST”), a wholly owned subsidiary of the Company, before the Commercial Court of Clermond-Ferrand, France, arising from OST’s allegedly unlawful termination of its exclusive distribution agreement. In April 2010, the Court issued its ruling in the case and ordered OST to make a nominal payment to RTB. The ability to appeal the Court’s ruling is currently available to both parties.
Other Contingencies
In December 2008, the Company was advised that during an inspection of donor recovery sites in Bulgaria by the French regulatory agency, afssaps, deficiencies were identified, unrelated to product contamination. The Company needs to complete additional procedures, which it expects to complete in mid-2010, before a remaining $500 in tissue product is released from a Company imposed suspension of shipment.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
8. Comprehensive Loss
Comprehensive loss for the periods indicated is as follows:

	Three Months Ended
	March 31,
	2010	2009

Net loss	$(1,583)	$(1,796)
Currency translation adjustments	(146)	(114)

Comprehensive loss	$(1,729)	$(1,910)

9. Loss Per Share
The following table sets forth the computation of basic and diluted loss per share for the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
Net loss available to common stockholders	$(1,583)	$(1,796)

Denominator for basic loss per share, weighted average common shares outstanding	18,073,471	17,874,236
Effect of dilutive securities after application of the treasury stock method:
Restricted stock units	—	—
Stock options	—	—

Denominator for diluted loss per share	18,073,471	17,874,236

Basic loss per share	$(0.09)	$(0.10)

Diluted loss per share	$(0.09)	$(0.10)

For the three months ended March 31, 2010 and 2009, common stock equivalent shares, consisting of stock options and RSUs, of 1,568,156 and 2,223,231, respectively, are excluded from the calculation of diluted loss per share as their effects are antidilutive.
10. Fair Value Measurements
In accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) the Company values its financial assets and liabilities at fair value but, unless required by other provisions of the Codification, does not value non-financial assets and liabilities at fair value. ASC 820 provides a framework for measuring fair value, expands disclosures about fair value measurements and establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value, summarized as follows:
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

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
The following table sets forth the Company’s financial assets that were measured at fair value as of March 31, 2010 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Asset:
Money market funds	$5,832	$—	$—
Money market funds are classified as cash and cash equivalents in the Company’s condensed consolidated balance sheets.
11. Operating Segments
Summarized financial information concerning the Company’s segments is shown in the following tables.

	Three Months Ended
	March 31,
Revenue:	2010	2009
DBM	$13,133	$14,026
Hybrid/Synthetic	2,380	748
Traditional Tissue	5,070	5,277
Spinal Allograft	1,699	1,880
Client Services	12	1,633
Other	233	367

	$22,527	$23,931

	Three Months Ended
	March 31,
Operating income (loss):	2010	2009
DBM	$4,175	$3,932
Hybrid/Synthetic	286	102
Traditional Tissue	300	290
Spinal Allograft	(279)	244
Client Services	2	1,193
Other	10	(129)
Corporate	(5,435)	(6,936)

	$(941)	$(1,304)

In each of the three months ended March 31, 2010 and 2009, no customer accounted for more than 10% of revenue.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
12. Other Income (Expense)
Certain components of Other income (expense) for the periods indicated are as follows:

	Three Months Ended
	March 31,
Other:	2010	2009
Foreign exchange loss	$(175)	$(70)
Other	(12)	(13)

	$(187)	$(83)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussions should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
Information included herein contains “forward-looking statements” which can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Some of the matters set forth in Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2009 constitute cautionary statements identifying factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
Results of Operations
Critical Accounting Policies and Estimates
The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate the estimates and may adjust them based upon the latest information available. These estimates generally include those related to product returns, bad debts, inventories including purchase commitments, deferred processing costs including reserves for rework, excess and obsolescence, long-lived assets, asset retirement obligations, income taxes, stock-based compensation, contingencies and litigation. We base the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our accounting practices are discussed in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009 as well as in “Recent Accounting Developments” included elsewhere herein. There have been no significant modifications in our critical accounting policies or estimates since December 31, 2009.
Net loss

	Three Months Ended
	March 31,
(dollars in thousands, except per share amounts)	2010	2009	Change
Net loss	$(1,583)	$(1,796)	$213
Loss per share:
Basic	$(0.09)	$(0.10)
Diluted	$(0.09)	$(0.10)
We generated a net loss in the first quarter of 2010 primarily attributable to insufficient units sales volume to effective leverage the fixed cost base of our processing facilities and cover our operating expenses, and currency losses related to the decline in the exchange rate between the U.S. dollar and the euro. The net loss in the first quarter of 2009 was primarily attributable to the lower revenue levels as compared to the prior year.
Revenue
For the three months ended March 31, 2010, revenue was $22.5 million as compared to $23.9 million for the three months ended March 31, 2009. We plan to continue to focus our strategic efforts on the introduction of the new products from our technology platforms and the expansion of such products in the market and maintaining our market position of our existing products lines.

The following table details the components of our revenue for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
				Percent
(dollars in thousands,)	2010	2009	Change	Change
DBM	$13,133	$14,026	$(893)	-6%
Hybrid/Synthetic	$2,380	$748	$1,632	218%
Traditional Tissue	$5,070	$5,277	$(207)	-4%
Spinal Allograft	$1,699	$1,880	$(181)	-10%
Client Services	$12	$1,633	$(1,621)	-99%
Other	$233	$367	$(134)	-37%

	$22,527	$23,931	$(1,404)	-6%

DBM Segment revenue, which consists of revenue from the sale of Grafton® DBM and Xpanse® Bone Inserts and revenue from the processing of a private label DBM, declined 6% in the first quarter of 2010 as compared to the comparable 2009 quarter, primarily as a result of the decline in domestic unit sales volume.
Revenue in the Hybrid/Synthetic Segment, which consists of revenue from our Magnifuse™ Technology, Plexur® Biocomposites, and GraftCage® Spacers, increased 218% in the first quarter of 2010 as compared to the first quarter of 2009 as a result of the introduction, in the second half of 2009, of our Magnifuse™ Bone Graft and Plexur M® Innovative Grafting products.
Traditional Tissue Segment revenue generated from the worldwide distribution of allograft bone tissue grafts declined 4% in the first quarter of 2010 as compared to the comparable 2009 quarter primarily due to a decline in international unit sales volume.
Revenue in the Spinal Allograft Segment decreased 10% in the first quarter of 2010 compared to the comparable 2009 quarter primarily due to a decrease in domestic unit sales volume of Graftech® Spacers which was partially offset from revenue from the sale of our FacetLinxTM Fusion Technology product introduced in mid-2009. We anticipate continued competitive challenges for our Graftech® Spacers.
Client Services Segment revenue, generated by the processing of allograft bone tissue for our clients, has effectively ceased. The revenue generated in the first quarter of 2009 relates mainly to the winding down of our relationship with the Musculoskeletal Transplant Foundation (“MTF”).
Other revenue consisted mainly of revenue from the international distribution of xenograft products and miscellaneous other revenue.
For the quarter ended March 31, 2010 domestic revenue was $ 18.0 million compared to $19.1 million in the first quarter of 2009, or 80% of total revenue in both periods. The reduction in domestic revenue in the first quarter of 2010 compared to the comparable 2009 quarter mainly results from reductions in DBM revenue and client service revenue as a result of the winding down of the MTF relationship. During the three months ended March 31, 2010 domestic revenue from new products, introduced in the second half of 2009, was $1.8 million.
For the quarter ended March 31, 2010 international revenue was $4.5 million compared to $4.8 million in the first quarter of 2009 or 20% of total revenue in both periods. The reduction in international revenue for 2010 mainly results from a decline in revenue in the Asian markets which was partially offset by improvements in certain European markets.
For each of the three months ended March 31, 2010 and 2009, no customer accounted for more than 10% of revenue.

Gross Profit Margin

	Three Months Ended
	March 31,
(dollars in thousands)	2010	2009
Gross Profit	$10,970	$11,967
Gross Margin	49%	50%
In the first quarter of 2010, gross margin declined from the first quarter of 2009 primarily due to our inability to efficiently absorb the fixed cost base of our processing facility as a result of the lower unit sales volume. In addition, during the first quarter of 2010, we took charges for various inventory reserves that accounted for a loss of approximate 3% points of gross margin that was partially offset by a reduction in royalty costs.
Operating Expenses

	Three Months Ended
	March 31,
				Percent
(dollars in thousands)	2010	2009	Change	Change
Marketing, selling and general and administrative	$10,703	$11,618	$(915)	-8%
Research and development	$1,208	$1,653	$(445)	-27%

	$11,911	$13,271	$(1,360)	-10%

Marketing, selling and general and administrative expenses declined 8% in the first quarter of 2010 compared to the first quarter of 2009 primarily due to lower employee costs and lower consulting and professional fees. In the first quarter of 2010, research and development expenses decreased 27% as compared to the first quarter of 2009, primarily due to several new tissue technologies and products that were still in development in the first quarter of 2009 moving into commercialization.
Operating Income (Loss) By Segment

	Three Months Ended
	March 31,
				Percent
(dollars in thousands,)	2010	2009	Change	Change
DBM	$4,175	$3,932	$243	6%
Hybrid/Synthetic	$286	$102	$184	180%
Traditional Tissue	$300	$290	$10	3%
Spinal Allograft	$(279)	$244	$(523)	-214%
Client Services	$2	$1,193	$(1,191)	-100%
Other	$10	$(129)	$139	-108%

Product Segment Operating Income	$4,494	$5,632	$(1,138)	-20%
Corporate	$(5,435)	$(6,936)	$1,501	-22%

Operating Loss	$(941)	$(1,304)	$363	-28%

Product segment operating income is comprised of segment revenue less material and processing cost and selling and marketing expenses. Total product segment operating income for the first quarter of 2010 declined 20% as compared to the comparable prior year quarter due to lower gross profit. Marketing and selling expenses for the first quarter of 2010 were relatively flat compared to the first quarter of 2009. As a result, in the first quarter of 2010 product segment operating income, as a percent of revenue, declined to 20% compared to 24% in the first quarter of 2009.

Costs and expenses associated with Corporate for the three months ended March 31, 2010 declined 22% when compared to the first quarter of 2009 primarily due to lower employee costs and lower consulting and professional fees.
Other Income (Expense)
For the three months ended March 31, 2010 and 2009, other expense of $0.5 million and $0.4 million, respectively, primarily consists of interest expense associated with our capital lease obligation and foreign exchange losses. Interest income on our invested cash balances was not significant.
Income Tax Provision
Based on internal projections, including the effects of timing differences mainly related to depreciation and amortization, we estimated as of March 31, 2010 and 2009 that we would generate income for tax purpose. As a result, after the application of available net operating loss carryforwards, we provided for Federal taxes based on the alternative minimum tax method, as well as recorded a provision for certain state and foreign taxes. We continue not to recognize any Federal, state or certain foreign tax benefits, which were subject to full valuation allowances in accordance with Financial Accounting Standards Board Codification Topic 740, “Income Taxes”. We intend to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of a valuation allowance that we have established. We evaluate our position with respect to the valuation allowances each quarter by taking into consideration numerous factors, including, but not limited to: past, present and forecasted results; the impact in each jurisdiction of operating activities; and the anticipated effects of our strategic plan.
We file United States, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Tax years subsequent to 2005 generally remain subject to examination by Federal, foreign and most state authorities including, but not limited to, the United States, France, Bulgaria and the State of New Jersey.
Our unrecognized tax benefits (“UTBs”) at March 31, 2010 and 2009 were not material. If we prevail in matters for which either a receivable or a liability for a UTB has been established, are required to pay an amount or utilize NOLs to settle a tax liability, or estimates regarding a UTB change as a result of changes in facts and circumstances, our effective tax rate in a given financial reporting period may be affected. It is expected that the amount of UTBs will change in the next twelve months; however, we do not anticipate such change to be significant.
Liquidity and Capital Resources
(dollars in thousands)

	March 31,	December 31,
	2010	2009
Cash and cash equivalents	$10,271	$10,708
Working Capital	$51,993	$53,301
Stockholders’ equity	$78,859	$80,286
Summary of our cash flow:

	Three Months Ended
	March 31,
	2010	2009
Net cash provided by (used in) operating activities	$213	$(3,981)
Net cash used in investing activities	$(369)	$(817)
Net cash used in financing activities	$(232)	$(270)
Effect of foreign currency exchange rates on cash	$(49)	$(58)

Net decrease in cash and cash equivalents	$(437)	$(5,126)

Cash Flow From Operating Activities
Net cash provided by operating activities was $0.2 million in the first quarter of 2010 compared to a utilization of $4.0 million by operating activities in the first quarter of 2009. The change resulted primarily from our efforts to reduce our investment in working capital. At March 31, 2010, working capital, excluding cash, was $41.7 million compared to $42.6 million at December 31, 2009. During the three months ended March 31, 2010 we reduced our investment in inventory and deferred processing costs by $3.7 million. Offsetting that reduction was a slight increase in accounts receivable during the three months ended March 31, 2010 and a $4.0 million reduction in accounts payable and accrued expenses.
Cash Flow From Investing Activities
Net cash used in investing activities was $0.4 million and $0.8 million for the three months ended March 31, 2010 and 2009, respectively. We anticipate that for 2010, the funding of capital expenditures and patent development will be relatively consistent with our 2009 levels.
Cash Flow From Financing Activities
Net cash used in financing activities was $0.2 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively. Principal payments on our capital lease obligation were $0.2 million in both periods. In the first quarter of 2009, we used $0.1 million to repurchase our stock which was partially offset from the proceeds from the sale of common stock pursuant to our employee stock purchase plan.
Financing Needs
At March 31, 2010, cash and cash equivalents were $10.3 million, a decline of $0.4 million from cash and cash equivalents of $10.7 million at December 31, 2009. The decline in cash during the first three months of 2010 was primarily attributable to funding capital expenditures and making required principal payments on our capital lease obligation. We have instituted plans to recover some of our investments in working capital, but we will still fund additional investments in capital expenditures and make payments under our capital lease obligation. We are instituting cost reduction programs to align our infrastructure and initiatives with the size of our revenue base. In addition, we are currently focused on the launch of several new tissue products from our new, proprietary technology platforms which we believe will provide revenue growth in future periods. Revenue growth is the most important factor in achieving the benefits of our internal financial model by leveraging our processing operation and back office infrastructure. All of these efforts are important components of our plan to reduce the cash burn rate. Based on our current projections and estimates, we believe that our currently available cash and cash equivalents and the cash generated from the actions noted above, will be sufficient to meet our forecasted cash needs for the next twelve months. We can provide no assurance that our efforts will be successful to recover some of the investments we have made in working capital, that our cost reduction programs will be effective, that our new products will be accepted in the market or that we will realize the benefits of our internal financial model. Our future liquidity and capital requirements will depend upon numerous factors, including:
•
the progress of our product launch and product development programs and the need and associated costs relating to regulatory approvals, if any, which may be needed to commercialize some of our products under development;

•	the timing and expansion of our internal sales and marketing efforts, including additional field sales staff, to support our product launches; and
•	the resources we devote to the development, manufacture and marketing of our services and products.
Should we not attain our current projections and estimates, the pace of new product introductions and development could be effected. We may seek additional funding to meet the needs of our long-term strategic plans. We can provide no assurance that such additional funds will be available or, if available, that such funds will be available on favorable terms.
Credit Facility
On December 29, 2009, we entered into a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association as lender and agent (“PNC”). Pursuant to the terms of the Credit Agreement and upon request, we may borrow from PNC up to $10.0 million subject to a maximum borrowing base that is based upon an amount equal to 85% of our eligible receivables (as that term is defined in the Credit Agreement) less such reserves as PNC reasonably deems proper and necessary. Under the Credit Agreement, we are permitted to use the proceeds of any such borrowings to satisfy our working capital needs and for general corporate purposes. Borrowings under the Credit Agreement bear interest at one of three variable rates: PNC’s base commercial lending rate plus 2%; the federal funds open rate plus 0.5%; or LIBOR plus 3%. In no event will the interest rate be less than 3%. Borrowings are secured by essentially all our assets. Under the Credit Agreement, we are obligated to pay PNC a quarterly facility fee of 0.5% per annum on the unused portion of the Credit Agreement.

We are also required to maintain compliance with various financial and other covenants and conditions, including, but not limited to, a prohibition on paying cash dividends, a requirement that a fixed charge coverage ratio be maintained beginning on March 31, 2011, and certain limitations on engaging in affiliate transactions, making acquisitions, incurring additional indebtedness and making capital expenditures, the breach of any of which would permit PNC to accelerate the obligations. The Credit Facility also includes subjective acceleration provisions. Such provisions are based upon, in the reasonable opinion of PNC, the occurrence of any adverse or material change in the condition or affairs, financial or otherwise, of us, which impairs the interest of PNC.
As of March 31, 2010 and December 31, 2009, there were no amounts outstanding under the Credit Agreement and we are in compliance with all covenants.
Recent Accounting Developments
For information on new accounting standards, refer to Note 1, Recent Accounting Pronouncements, in “Notes to Unaudited Condensed Consolidated Financial Statements” included elsewhere herein.
Contractual Obligations
As of March 31, 2010, there were no material changes in our contractual obligations from that disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009.
Impact of Inflation and Foreign Currency Exchange Fluctuations
The results of operations for the periods discussed have not been materially affected by inflation. We are subject to foreign currency fluctuations for material changes in exchange rates between the U.S. dollar and the euro and other foreign currencies. To the extent our foreign source revenue grows and represents a larger percentage of our consolidated revenues and profits, foreign currency translation adjustments may impact our operating results to a greater extent. We do not hedge our foreign currency transactions.
The majority of our sales to international stocking distributors are denominated in U.S. dollars. Generally, our results of operations are directly or indirectly positively impacted by a weakening of the U.S. dollar against other foreign currencies, especially the euro, in countries to which we sell. During both the first quarter of 2010 and 2009, the U.S. dollar strengthened against the euro resulting in our incurring a loss of $0.2 million and $0.1 million, in the respective quarters.
Litigation
As discussed more fully in Note 14 of “Notes to Consolidated Financial Statements” and Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2009 at December 31, 2009, the only litigation we were involved in was a lawsuit filed on August 8, 2007 by ReSource Tissue Bank (“RTB”) against OST Developpement SA (“OST”), our wholly owned subsidiary, before the Commercial Court of Clermond-Ferrand, France, arising from OST’s allegedly unlawful termination of its exclusive distribution agreement. In April 2010, the Court issued its ruling in the case and ordered OST to make a nominal payment to RTB. The ability to appeal the Court’s ruling is currently available to both parties.
We are not aware of any other material matters or legal proceedings initiated against us during the three months ended March 31, 2010.

Government Proceedings
In December 2008, we were advised that during an inspection of donor recovery sites in Bulgaria by the French regulatory agency, afssaps, deficiencies were identified, unrelated to product contamination. We need to complete additional procedures, which we expect to complete in mid-2010, before a remaining $500 in tissue product is released from our self imposed suspension of shipment.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding our exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2009. Except as discussed below, there have been no significant changes in our market risk exposures since the fiscal 2009 year-end.
We sell our products to hospitals in the United States and to stocking distributors internationally. Stocking distributors in turn sell to hospitals or other medical establishments and, in many instances, individual stocking distributors maintain higher individual balances with longer payment terms. Loss, termination or changes in financial condition of a distributor, as well as a change in medical reimbursement regimens by foreign governments where our products are sold, along with changes in the U.S. dollar/foreign exchange rates or changes in local currency exchange rates relative to the U.S. dollar, in international countries where our distributors operate, could have a material adverse effect on our financial condition and results of operations.
At March 31, 2010, international stocking distributors accounted for 33% of our accounts receivable.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2010 related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission (“SEC”). These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including our principal executive officer and principal financial officer, by others within our organization, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. Based upon their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2010.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act, during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Except as disclosed in Item 2, “Litigation,” in Part I of this Quarterly Report on Form 10-Q, there were no material developments that occurred during the three months ended March 31, 2010 in the proceedings reported under Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2009. We are not aware of any other material legal proceedings initiated against us during the three months ended March 31, 2010.
Item 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, which could have a material impact on our business, financial condition or results of operations. The risks described in our 2009 Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition or results of operations.
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

Date: May 10, 2010	Osteotech, Inc.

(Registrant)

Date: May 10, 2010	By:	/s/ Sam Owusu-Akyaw Sam Owusu-Akyaw
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2010	By:	/s/ Mark H. Burroughs Mark H. Burroughs
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