Form 10-Q
period 2010-06-30
OSTEOTECH INC
filed 2010-08-09
CIK 874734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      to
COMMISION FILE NUMBER: 001-34612
OSTEOTECH, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	13-3357370
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NUMBER)
51 James Way, Eatontown, New Jersey, 07724
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)
(732) 542-2800
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” “and” “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $.01 par value, outstanding as of August 5, 2010 was 18,126,882.

OSTEOTECH, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
OSTEOTECH, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	10,686	10,708
Accounts receivable, net of allowance of $303 in 2010 and $304 in 2009	16,125	16,165
Deferred processing costs	33,185	38,562
Inventories	1,476	1,819
Prepaid expenses and other current assets	2,949	3,247

Total current assets	64,421	70,501
Property, plant and equipment, net	26,952	29,575
Other assets	17,740	16,861

Total assets	109,113	116,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	10,180	16,206
Current maturities of capital lease obligation	1,047	994

Total current liabilities	11,227	17,200
Capital lease obligation	11,644	12,181
Other liabilities	7,073	7,270

Total liabilities	29,944	36,651

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $.01 par value; 70,000,000 shares authorized; issued 18,242,345 shares in 2010 and 18,179,180 shares in 2009	182	182
Additional paid-in capital	72,060	71,337
Treasury stock, at cost; 115,670 shares in 2010 and 2009	(227)	(227)
Accumulated other comprehensive income	1,038	1,410
Retained earnings	6,116	7,584

Total stockholders’ equity	79,169	80,286

Total liabilities and stockholders’ equity	109,113	116,937

See accompanying notes to condensed consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue	$23,997	$23,471	$46,524	$47,402

Cost of revenue	11,922	11,940	23,479	23,904

Gross profit	12,075	11,531	23,045	23,498

Marketing, selling and general and administrative expenses	10,390	10,768	21,093	22,386
Research and development expenses	1,051	1,998	2,259	3,651

	11,441	12,766	23,352	26,037

Operating income (loss)	634	(1,235)	(307)	(2,539)

Other income (expense):
Interest income	24	8	49	24
Interest expense	(340)	(363)	(704)	(733)
Other	(147)	131	(334)	48

	(463)	(224)	(989)	(661)

Income (loss) before income taxes	171	(1,459)	(1,296)	(3,200)

Income tax provision (benefit)	56	(255)	172	(200)

Net income (loss)	$115	$(1,204)	$(1,468)	$(3,000)

Earnings (loss) per share:
Basic	$0.01	$(0.07)	$(0.08)	$(0.17)
Diluted	$0.01	$(0.07)	$(0.08)	$(0.17)
Shares used in computing earnings (loss) per share:
Basic	18,069,937	18,004,217	18,098,827	17,882,059
Diluted	18,201,915	18,004,217	18,098,827	17,882,059

See accompanying notes to condensed consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash Flow From Operating Activities
Net loss	(1,468)	(3,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,874	3,078
Stock-based compensation expense, net	716	842
Changes in current assets and liabilities:
Accounts receivable	40	(2,999)
Deferred processing costs	4,209	(2,802)
Inventories	343	(444)
Receivable from license agreements	800	500
Prepaid expenses and other current assets	13	261
Accounts payable and other liabilities	(6,164)	(770)

Net cash provided by (used in) operating activities	1,363	(5,334)

Cash Flow From Investing Activities
Capital expenditures	(198)	(846)
Other, net	(590)	(362)

Net cash used in investing activities	(788)	(1,208)

Cash Flow From Financing Activities
Purchase of treasury stock	—	(102)
Proceeds from issuance of common stock	7	47
Principal payments on capital lease obligation	(484)	(436)

Net cash used in financing activities	(477)	(491)

Effect of exchange rate changes on cash	(120)	9

Net decrease in cash and cash equivalents	(22)	(7,024)
Cash and cash equivalents at beginning of period	10,708	18,823

Cash and cash equivalents at end of period	10,686	11,799

Supplementary cash flow data:
Cash paid during the period for interest	701	760
Cash paid (refunded) during the period for taxes	39	(36)
See accompanying notes to condensed consolidated financial statements.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
1. Basis of Presentation
General
The accompanying condensed consolidated financial statements included herein, other than the condensed consolidated balance sheet at December 31, 2009, which has been derived from the audited balance sheet, are unaudited and reflect all adjustments (consisting only of normal recurring accruals) considered necessary by management for a fair statement of financial position as of June 30, 2010 and the results of operations for each of the three and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009. The results of operations and cash flows for the respective interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts within the condensed consolidated financial statements have been reclassified to conform to the 2010 presentation. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which were included as part of Osteotech, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.
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
Segment Realignment
Effective April 1, 2010 the Company eliminated client services as a separately reported segment because it exited that business. Client service revenue and related operating income have been reclassified to “other” and segment information for the three and six months ended June 30, 2009 has been restated to reflect the segment realignment. “Other” includes any products or services not falling within the following four operating segments:
•	Demineralized Bone Matrix (DBM),
•	Hybrid/Synthetic,
•	Traditional Tissue, and
•	Spinal Allograft.
The determination of the Company’s operating segments is based on an assessment by senior management, as well as a review process with the Audit Committee of the Board of Directors, based on the Company’s current and future business opportunities, current and future products and technologies, the markets in which it sells, and the revenue and cost make-up of its business segments.
2. Deferred Processing Costs
Deferred processing costs consist of the following:

	June 30,	December 31,
	2010	2009
Unprocessed donor tissue	$13,200	$16,692
Tissue in process	4,938	4,062
Implantable donor tissue	15,047	17,808

	$33,185	$38,562

Unprocessed donor tissue represents the value of such allograft bone tissue expected to be processed by the Company during the next twelve months. Unprocessed donor tissue expected to be processed in periods subsequent to one year of $9,643 and $8,475 at June 30, 2010 and December 31, 2009, respectively, are reflected in other assets.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
3. Inventories
Inventories consist of the following:

	June 30,	December 31,
	2010	2009
Supplies	$336	$428
Raw materials	673	779
Finished goods	467	612

	$1,476	$1,819

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
As of June 30, 2010 and December 31, 2009, there were no amounts outstanding under the Credit Agreement and the Company is in compliance with all covenants.
5. Stockholders’ Equity
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

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
The following table details certain information concerning the Company’s restricted stock units (“RSUs”) and stock options:

	RSUs		Options
					Weighted-
					Average
		Weighted-		Weighted-	Remaining
		Average		Average	Contractual
	Number of	Grant Date	Number of	Exercise	Term
	Shares	Fair Value	Shares	Price	(Years)
Outstanding, January 1, 2010	434,283	$4.58	1,386,812	$6.04
Granted	291,830	$4.75	—
Vested RSUs or exercised options	(87,505)	$3.96	(2,000)	$3.50
Forfeited, cancelled or expired	(56,722)	$3.03	(92,400)	$9.71

Outstanding, June 30, 2010	581,886	$4.91	1,292,412	$5.78	3.87

Options exercisable			1,192,412	$5.86	3.44

Share-based compensation, included in selling, marketing and general and administrative expenses, of $435 and $822 for the three and six months ended June 30, 2010, respectively, and $448 and $874 for the three and six months ended June 30, 2009, respectively, resulted in no tax benefit to the Company as a result of the Company providing a full valuation reserve on all deferred tax assets. For vesting RSUs, the Company, in accordance with the current operation of its equity award programs, withholds shares equal to the employee’s tax liability and, as a result, the Company effectively pays the tax on its employees’ behalf. The Company funded employment taxes for the three and six months ended June 30, 2010 of $14 and $106, respectively, and $13 and $32 for the comparable prior year periods. Any such shares withheld by the Company are returned to the pool of available shares and are eligible for re-issuance. Shares of common stock available for future issuance under the stock compensation plan were 772,153 at June 30, 2010.
At June 30, 2010, the unrecorded non-cash fair value based compensation expense with respect to nonvested share-based awards was $1,890 and the weighted average period over which that compensation will be charged to operations is 1.8 years.
6. Income Taxes
Based on internal projections, including the effects of timing differences mainly related to depreciation and amortization, the Company estimated as of June 30, 2010 and 2009 that it would generate income for tax purposes. As a result, the Company, after the application of available net operating loss carry forwards, provided for Federal taxes based on the alternative minimum tax method, as well as recorded a provision for certain state and foreign taxes. During the three and six months ended June 30, 2009, certain unrecognized tax positions were effectively settled resulting in the recognition of a $330 tax benefit. The Company continues not to recognize any Federal, state or certain foreign tax benefits, which are subject to full valuation allowances in accordance with FASB Codification Topic (“ASC”) 740, “Income Taxes.” The Company intends to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of a valuation allowance that the Company has established. The Company evaluates its position with respect to the valuation allowances each quarter by taking into consideration numerous factors, including, but not limited to: past, present and forecasted results; the impact in each jurisdiction of operating activities; and the anticipated effects of the Company’s strategic plan.
The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Tax years subsequent to 2005 generally remain subject to examination by Federal, foreign and most state authorities including, but not limited to, the United States, France, Bulgaria and the State of New Jersey.
The Company’s unrecognized tax benefits (“UTBs”) at June 30, 2010 and December 31, 2009 were not material. If the Company prevails in matters for which either a receivable or a liability for a UTB has been established, is required to pay an amount or utilize NOLs to settle a tax liability, or estimates regarding a UTB change as a result of changes in facts and circumstances, the Company’s effective tax rate in a given financial reporting period may be affected. It is expected that the amount of UTBs will change in the next twelve months; however, the Company does not anticipate such change to be significant.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
7. Commitments and Contingencies
Litigation
As discussed more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the Company was involved in a lawsuit filed on August 8, 2007 by ReSource Tissue Bank (“RTB”) against OST Developpement SA (“OST”), a wholly owned subsidiary of the Company, before the Commercial Court of Clermond-Ferrand, France, arising from OST’s allegedly unlawful termination of its exclusive distribution agreement. In April 2010, the Court issued its ruling in the case and ordered OST to make a nominal payment to RTB. Neither party intends to appeal the Court’s ruling.
On July 19, 2010, minSURG International, Inc. (“minSURG”) sued several entities, including the Company, in the United States District Court for the Middle District of Florida. MinSURG’s complaint alleges that the Company’s FacetLinx product infringes minSURG’s U.S. Patent Nos. 7,708,761, D590, 943, and D574,495. The complaint also makes business torts allegations against the Company, specifically, Lanham Act false advertising, Florida law unfair competition, defamation, and tortious interference with business and contractual relationship allegations. The Company was served with the complaint on July 28, 2010. The Company is currently evaluating this recently filed complaint.
8. Comprehensive Loss
Comprehensive loss for the periods indicated is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income (loss)	$115	$(1,204)	$(1,468)	$(3,000)
Currency translation adjustments	(226)	103	(372)	(11)

Comprehensive loss	$(111)	$(1,101)	$(1,840)	$(3,011)

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
9. Loss Per Share
The following table sets forth the computation of basic and diluted loss per share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss) available to common stockholders	$115	$(1,204)	$(1,468)	$(3,000)

Denominator for basic earnings (loss) per share, weighted average common shares outstanding	18,069,937	18,004,217	18,098,827	17,882,059
Effect of dilutive securities after application of the treasury stock method:
Restricted stock units	113,504	—	—	—
Stock options	18,474	—	—	—

Denominator for diluted loss per share	18,201,915	18,004,217	18,098,827	17,882,059

Basic earnings (loss) per share	$0.01	$(0.07)	$(0.08)	$(0.17)

Diluted earnings (loss) per share	$0.01	$(0.07)	$(0.08)	$(0.17)

For the three and six months ended June 30, 2010, common stock equivalent shares, consisting of stock options and RSUs, of 1,552,677 and 1,803,738 respectively, are excluded from the calculation of diluted loss per share as their effects are anti-dilutive.
For the three and six months ended June 30, 2009, common stock equivalent shares, consisting of stock options and RSUs, of 2,223,231 are excluded from the calculation of diluted loss per share as their effects are antidilutive.
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

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
The following table sets forth the Company’s financial assets that were measured at fair value as of June 30, 2010 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Asset:
Money market funds	$5,837	$—	$—
Money market funds are classified as cash and cash equivalents in the Company’s condensed consolidated balance sheets.
11. Operating Segments
Summarized financial information concerning the Company’s segments is shown in the following tables.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenue:	2010	2009	2010	2009
DBM	$14,128	$14,808	$27,261	$28,834
Hybrid/Synthetic	2,855	647	5,235	1,395
Traditional Tissue	4,933	5,443	10,003	10,720
Spinal Allograft	1,886	1,862	3,585	3,742
Other	195	711	440	2,711

	$23,997	$23,471	$46,524	$47,402

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Operating income (loss):	2010	2009	2010	2009
DBM	$4,381	$3,768	$8,556	$7,700
Hybrid/Synthetic	641	(234)	927	(132)
Traditional Tissue	483	778	783	1,068
Spinal Allograft	179	307	(100)	551
Other	4	141	16	1,205
Corporate	(5,054)	(5,995)	(10,489)	(12,931)

	$634	$(1,235)	$(307)	$(2,539)

In each of the three and six months ended June 30, 2010 and 2009, no customer accounted for more than 10% of revenue.

OSTEOTECH, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
12. Other Income (expense)
Certain components of Other income (expense) for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Other:	2010	2009	2010	2009
Foreign exchange gain (loss)	$(134)	$112	$(309)	$42
Other	(13)	19	(25)	6

	$(147)	$131	$(334)	$48

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussions should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2009.
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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
Net income (loss)

	Three Months Ended			Six Months Ended
(dollars in thousands,	June 30,			June 30,
except per share amounts)	2010	2009	Change	2010	2009	Change
Net income (loss)	$115	$(1,204)	$1,319	$(1,468)	$(3,000)	$(1,532)
Earnings (loss) per share:
Basic	$0.01	$(0.07)		$(0.08)	$(0.17)
Diluted	$0.01	$(0.07)		$(0.08)	$(0.17)
We generated net income in the second quarter of 2010 while incurring a net loss for the six months ended June 30, 2010. Results in the quarter ended June 30, 2010 were positively impacted by improved revenue and operating expense cost containment while, for the six month period ended June 30, 2010, unit sales volume was insufficient to cover our operating expenses. During the three and six months ended June 30, 2010, we incurred $0.5 million and $0.9 million of costs and expenses, respectively, related to the investigation of strategic alternatives by the Company. Also, in both the three and six month periods, currency losses related to the decline in the exchange rate between the U. S. dollar and the euro negatively impacted our results of operations.
In both the three and six months ended June 30, 2009, we incurred a net loss because our unit sales volume was insufficient to effectively leverage the fixed cost base of our processing facilities to cover our operating expenses.

Revenue
For the three months ended June 30, 2010, revenue was $24.0 million as compared to $23.5 million for the three months ended June 30, 2009. For the six months ended June 30, 2010, revenue was $46.5 million as compared to $47.4 million in the comparable prior year period. We plan to continue to focus our strategic efforts on the expansion of new products from our technology platforms and to maintain the market position of our existing products lines.
The following table details the components of our revenue for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(dollars in thousands)	2010	2009	Change	Change	2010	2009	Change	Change
DBM	$14,128	$14,808	$(680)	-5%	$27,261	$28,834	$(1,573)	-5%
Hybrid/Synthetic	2,855	647	2,208	341%	5,235	1,395	3,840	275%
Traditional Tissue	4,933	5,443	(510)	-9%	10,003	10,720	(717)	-7%
Spinal Allograft	1,886	1,862	24	1%	3,585	3,742	(157)	-4%
Other	195	711	(516)	-73%	440	2,711	(2,271)	-84%

	$23,997	$23,471	$526	2%	$46,524	$47,402	$(878)	-2%

DBM Segment revenue, which consists of revenue from the sale of Grafton® DBM and Xpanse® Bone Inserts and revenue from the processing of a private label DBM, declined 5% for the three and six months ended June 30, 2010 as compared to the same period in 2009, primarily as a result of the decline in domestic unit sales volume.
Revenue in the Hybrid/Synthetic Segment, which consists of revenue from our Magnifuse™ Technology, Plexur® Biocomposites, and GraftCage® Spacers, increased 341% and 275% for three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009 as a result of the continued expansion of our Magnifuse™ Bone Graft and Plexur M® Innovative Grafting products.
Traditional Tissue Segment revenue generated from the worldwide distribution of allograft bone tissue grafts declined 9% and 7%, respectively, for three and six months ended June 30, 2010 as compared to the comparable periods in 2009 primarily due to a decline in international unit sales volume.
Revenue in the Spinal Allograft Segment in the second quarter of 2010 was relatively flat, compared to the prior year period, as a result of revenue from the sale of our FacetLinxTM Fusion Technology product, offsetting a decline in domestic unit sales volume of Graftech® Spacers. For the six months ended June 30, 2010 Spinal Allograft Segment revenue declined by 4% compared to the prior year period as a result of revenue from the sale of our FacetLinxTM Fusion Technology product not totally offsetting the decline in the domestic unit sales volume of Graftech® Spacers.
In both the second quarter and six months end June 30, 2010, other revenue consisted mainly of revenue from the international distribution of Xenograft products and miscellaneous other revenue. In the three and six months ended June 30, 2009, revenue from the processing of allograft bone tissue for clients, a business we have exited, was $255 and $1,888, respectively.
For the three and six months ended June 30, 2010, domestic revenue was $18.9 million and $36.9 million, respectively, compared to $17.9 million and $37.0 million in the comparable prior year periods. The increase in domestic revenue in the second quarter of 2010, compared to the comparable 2009 quarter, mainly results from revenue from new products of $2.5 million, introduced in the second half of 2009, partially offset by reductions in DBM revenue and revenue from client services, a business we have exited. During the six months ended June 30, 2010 domestic revenue from new products of $4.3 million only partially offset declines in DBM and client services revenue from that reported in 2009.

For the three and six months ended June 30, 2010, international revenue was $5.1 million and $9.6 million, respectively, compared to $5.6 million and $10.4 million in the same comparable prior year periods. International revenue represented 21% of total revenue both in the second quarter of 2010 and for the six months ended June 30, 2010, compared to 24% and 22%, respectively, of total revenue in the three and six months ended June 30, 2009. The reduction in international revenue in 2010 mainly results from a decline in revenue in certain Asian markets which was partially offset by improvements in certain European markets.
For each of the three and six months ended June 30, 2010 and 2009, no customer accounted for more than 10% of revenue.
Gross Profit Margin

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2010	2009	2010	2009
Gross Profit	$12,075	$11,531	$23,045	$23,498
Gross Margin	50%	49%	50%	50%
In the second quarter of 2010, gross margin improved from the second quarter of 2009 primarily due to improved unit sales volume, resulting in our ability to absorb the fixed cost base of our processing facility, and lower royalty costs. For the six months ended June 30, 2010 our gross margin was flat compared to the prior year period.
Operating Expenses

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(dollars in thousands)	2010	2009	Change	Change	2010	2009	Change	Change
Marketing, selling and general and administrative	$10,390	$10,768	$(378)	-4%	$21,093	$22,386	$(1,293)	-6%
Research and development	1,051	1,998	(947)	-47%	2,259	3,651	(1,392)	-38%

	$11,441	$12,766	$(1,325)	-10%	$23,352	$26,037	$(2,685)	-10%

Marketing, selling and general and administrative expenses declined 4% and 6%, respectively, in the three and six months ended June 30, 2010 compared to the respective 2009 periods primarily due to lower employee costs and cost containment initiatives. In the three and six months ended June 30, 2010, we incurred $0.5 million and $0.9 million of costs and expenses, respectively, related to the investigation of strategic alternatives by the Company. In the three and six months ended June 30, 2010, research and development expenses decreased 47% and 38%, respectively, as compared to the respective 2009 periods, primarily due to several new tissue technologies and products that were still in development in the first half of 2009 moving into commercialization.

Operating Income (Loss) By Segment

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
(dollars in thousands)	2010	2009	Change	Change	2010	2009	Change	Change
DBM	$4,381	$3,768	$613	16%	$8,556	$7,700	$856	11%
Hybrid/Synthetic	641	(234)	875	374%	927	(132)	1,059	802%
Traditional Tissue	483	778	(295)	-38%	783	1,068	(285)	-27%
Spinal Allograft	179	307	(128)	-42%	(100)	551	(651)	-118%
Other	4	141	(137)	-97%	16	1,205	(1,189)	-99%

Product Segment Operating Income	5,688	4,760	928	19%	10,182	10,392	(210)	-2%
Corporate	(5,054)	(5,995)	941	-16%	(10,489)	(12,931)	2,442	-19%

Operating Income (Loss)	$634	$(1,235)	$1,869	151%	$(307)	$(2,539)	$2,232	88%

Product segment operating income is comprised of segment revenue less material and processing cost and selling and marketing expenses. Total product segment operating income for the second quarter of 2010 increased 19% as compared to the comparable prior year quarter due to higher gross profit and lower selling expenses. For the six months ended June 30, 2010, product segment operating income declined 2% from the comparable prior year period as a result of lower gross profit partially being offset by lower selling expenses. As a result, in the second quarter of 2010 product segment operating income, as a percent of revenue, increase to 24% compared to 20% in the second quarter of 2009, but was relatively constant at 22% during both the six months ended June 30, 2010 and 2009.
Costs and expenses associated with Corporate for the three and six months ended June 30, 2010 declined 16% and 19%, respectively, when compared to the comparable 2009 periods primarily due to lower employee costs and cost containment initiatives. In the three and six months ended June 30, 2010, we incurred $0.5 million and $0.9 million of costs and expenses, respectively, related to the investigation of strategic alternatives by the Company.
Other Income (Expense)
For the three and six months ended June 30, 2010, other expense was $0.5 million and $1.0 million, respectively, compared to $0.2 million and $0.7 million in the respective 2009 periods. Interest expense associated with our capital lease obligation, declined in the 2010 periods compared to the 2009 periods and interest income on our invested cash balances was not significant. In the second quarter and six months ended June 30, 2010 we recorded foreign exchange losses of $0.1 million and $0.3 million, respectively, compared to foreign exchange gains of $0.1 million and $.05 million in the comparable 2009 periods. The foreign exchange losses in 2010 resulted from the U.S. dollar strengthening against the euro in 2010 compared to a weakening U.S. dollar against the euro in 2009.
Income Tax Provision
Based on internal projections, including the effects of timing differences mainly related to depreciation and amortization, we estimated as of June 30, 2010 and 2009 that we would generate income for tax purposes. As a result, after the application of available net operating loss carry forwards, we provided for Federal taxes based on the alternative minimum tax method, as well as recorded a provision for certain state and foreign taxes. During the three and six months ended June 30, 2009, certain unrecognized tax positions were effectively settled resulting in the recognition of $0.3 million in tax benefits. We continue not to recognize any Federal, state or certain foreign tax benefits, which were subject to full valuation allowances in accordance with Financial Accounting Standards Board Codification Topic 740, “Income Taxes.” We intend to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of a valuation allowance that we have established. We evaluate our position with respect to the valuation allowances each quarter by taking into consideration numerous factors, including, but not limited to: past, present and forecasted results; the impact in each jurisdiction of operating activities; and the anticipated effects of our strategic plan.

We file United States, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Tax years subsequent to 2005 generally remain subject to examination by Federal, foreign and most state authorities including, but not limited to, the United States, France, Bulgaria and the State of New Jersey.
Our unrecognized tax benefits (“UTBs”) at June 30, 2010 and 2009 were not material. If we prevail in matters for which either a receivable or a liability for a UTB has been established, are required to pay an amount or utilize NOLs to settle a tax liability, or estimates regarding a UTB change as a result of changes in facts and circumstances, our effective tax rate in a given financial reporting period may be affected. It is expected that the amount of UTBs will change in the next twelve months; however, we do not anticipate such change to be significant.
Liquidity and Capital Resources
(dollars in thousands)

	June 30,	December 31,
	2010	2009
Cash and cash equivalents	$10,686	$10,708
Working Capital	$53,194	$53,301
Stockholders’ equity	$79,169	$80,286
Summary of our cash flow:

	Six Months Ended
	June 30,
	2010	2009
Net cash provided by (used in) operating activities	$1,363	$(5,334)
Net cash used in investing activities	$(788)	$(1,208)
Net cash used in financing activities	$(477)	$(491)
Effect of foreign currency exchange rates on cash	$(120)	$9

Net decrease in cash and cash equivalents	$(22)	$(7,024)

Cash Flow From Operating Activities
Net cash provided by operating activities was $1.4 million in the first half of 2010 compared to a consumption of $5.3 million in cash by operating activities in the first half of 2009. The change resulted primarily from our efforts to more closely manage our investment in working capital and a reduction in our net loss in the six months ended June 30, 2010 compared to the prior year period. At June 30, 2010, working capital, excluding cash, was $42.5 million compared to $42.6 million at December 31, 2009. During the six months ended June 30, 2010, we reduced our investment in inventory and deferred processing costs by $4.6 million. Offsetting that reduction was a $6.2 million reduction in accounts payable and accrued expenses.
Cash Flow From Investing Activities
Net cash used in investing activities was $0.8 million and $1.2 million for the six months ended June 30, 2010 and 2009, respectively. We anticipate that for 2010, the funding of capital expenditures and patent development will be below our 2009 levels.
Cash Flow From Financing Activities
Net cash used in financing activities was $0.5 million for both the six months ended June 30, 2010 and 2009, respectively. Principal payments on our capital lease obligation were $0.5 and $0.4 million in the six months ended June 30, 2010 and 2009, respectively. In the first half of 2009, we used $0.1 million to repurchase our common stock which was partially offset from the proceeds from the sale of common stock pursuant to our employee stock purchase plan.

Financing Needs
At June 30, 2010, cash and cash equivalents were $10.7 million which approximated our December 31, 2009 balances. We have instituted plans to recover some of our investments in working capital, but we will still fund additional investments in capital expenditures and make payments under our capital lease obligation. We are instituting cost reduction programs to align our infrastructure and initiatives with the size of our revenue base. In addition, we are currently focused on the launch of several new tissue products from our new, proprietary technology platforms which we believe will provide revenue growth in future periods. Revenue growth is the most important factor in achieving the benefits of our internal financial model by leveraging our processing operation and back office infrastructure. All of these efforts are important components of our plan to reduce our cash burn rate. Based on our current projections and estimates, we believe that our currently available cash and cash equivalents and the cash generated from the actions noted above, will be sufficient to meet our forecasted cash needs for the next twelve months. We can provide no assurance that our efforts will be successful to recover some of the investments we have made in working capital, that our cost reduction programs will be effective, that our new products will be accepted in the market or that we will realize the benefits of our internal financial model. Our future liquidity and capital requirements will depend upon numerous factors, including:
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
Should we not attain our current projections and estimates, the pace of new product introductions and new product development could be effected. We may seek additional funding to meet the needs of our long-term strategic plans. We can provide no assurance that such additional funds will be available or, if available, that such funds will be available on favorable terms.
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
We are also required to maintain compliance with various financial and other covenants and conditions, including, but not limited to, a prohibition on paying cash dividends, a requirement that a fixed charge coverage ratio be maintained beginning on June 30, 2011, and certain limitations on engaging in affiliate transactions, making acquisitions, incurring additional indebtedness and making capital expenditures, the breach of any of which would permit PNC to accelerate the obligations. The Credit Facility also includes subjective acceleration provisions. Such provisions are based upon, in the reasonable opinion of PNC, the occurrence of any adverse or material change in the condition or affairs, financial or otherwise, of us, which impairs the interest of PNC.
As of June 30, 2010, there were no amounts outstanding under the Credit Agreement and we are in compliance with all covenants.
Recent Accounting Developments
For information on new accounting standards, refer to Note 1, Recent Accounting Pronouncements, in “Notes to Unaudited Condensed Consolidated Financial Statements” included elsewhere herein.
Contractual Obligations
As of June 30, 2010, there were no material changes in our contractual obligations from that disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009.

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
The majority of our sales to international stocking distributors are denominated in U.S. dollars. Generally, our results of operations are directly or indirectly impacted by the strengthening or weakening of the U.S. dollar against other foreign currencies, especially the euro, in countries to which we sell. During the three and six months ended June 30, 2010, the U.S. dollar strengthened against the euro resulting in our incurring a loss whereas in the respective prior year periods the U.S. dollar weakened resulting in gains.
Litigation
As discussed more fully in Note 14 of “Notes to Consolidated Financial Statements” and Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2009, we were involved in a lawsuit filed on August 8, 2007 by ReSource Tissue Bank (“RTB”) against OST Developpement SA (“OST”), our wholly owned subsidiary, before the Commercial Court of Clermond-Ferrand, France, arising from OST’s allegedly unlawful termination of its exclusive distribution agreement. In April 2010, the Court issued its ruling in the case and ordered OST to make a nominal payment to RTB. Neither party intends to appeal the Court’s ruling.
On July 19, 2010, minSURG International, Inc. (“minSURG”) sued several entities, including us, in the United States District Court for the Middle District of Florida. MinSURG’s complaint alleges that the Company’s FacetLinx product infringes minSURG’s U.S. Patent Nos. 7,708,761, D590, 943, and D574,495. The complaint also makes business torts allegations against us, specifically, Lanham Act false advertising, Florida law unfair competition, defamation, and tortious interference with business and contractual relationship allegations. We were served with the complaint on July 28, 2010. We are currently evaluating this recently filed complaint.
We are not aware of any other material matters or legal proceedings initiated against us during the three months ended June 30, 2010.
Government Proceedings
In December 2008, we were advised that during an inspection of donor recovery sites in Bulgaria by the French regulatory agency, afssaps, deficiencies were identified, unrelated to product contamination. We have completed additional procedures, and all tissue product can be released from our self imposed suspension of shipment.
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
We sell our products to hospitals in the United States and to stocking distributors internationally. Stocking distributors in turn sell to hospitals or other medical establishments and, in many instances, individual stocking distributors maintain higher individual balances with longer payment terms. Loss, termination or changes in financial condition of a distributor, as well as a change in medical reimbursement regimens by foreign governments where our products are sold, along with changes in the U.S. dollar/foreign currency exchange rates or changes in local currency exchange rates relative to the U.S. dollar, in international countries where our distributors operate, could have a material adverse effect on our financial condition and results of operations.
At June 30, 2010, international stocking distributors accounted for 31% of our accounts receivable.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2010 related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission (“SEC”). These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including our principal executive officer and principal financial officer, by others within our organization, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. Based upon their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2010.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act, during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Except as disclosed in Item 2, “Litigation,” in Part I of this Quarterly Report on Form 10-Q, there were no material developments that occurred during the six months ended June 30, 2010 in the proceedings reported under Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2009. We are not aware of any other material legal proceedings initiated against us during the six months ended June 30, 2010. See Item 2, “Litigation,” in Part 1 of this Quarterly Report on Form 10-Q for legal proceedings initiated against us subsequent to June 30, 2010.
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

Date: August 9, 2010	Osteotech, Inc. (Registrant)
Date: August 9, 2010	By:	/s/ Sam Owusu-Akyaw
Sam Owusu-Akyaw
President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2010	By:	/s/ Mark H. Burroughs
Mark H. Burroughs
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit		Page
Number	Description	Number
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	+

+	Filed herewith.