Form 10-K/A
period 2009-12-31
OSTEOTECH INC
filed 2010-10-29
CIK 874734

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 2)

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
DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note
On March 8, 2010, Osteotech, Inc. (the “Company”) filed with the Securities and Exchange Commission (the “SEC”) its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Original Form 10-K”). On April 30, 2010, the Company filed with the SEC Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend the Original Form 10-K to include information in Part III, Items 10 through 14 since a definitive proxy statement for the election of directors would not be filed with the SEC by April 30, 2010. Currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 were inadvertently omitted from Amendment No. 1. Therefore, this Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) is being filed to include the Section 302 certifications that were omitted from Amendment No. 1. In accordance with SEC interpretations, the Company is including in this Amendment No. 2 all of the disclosures that were included in Amendment No. 1. Except for the inclusion of currently dated Section 302 certifications, this Amendment No. 2 does not amend or update any other information contained in Amendment No. 1.

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
Components of the Compensation Package
The compensation package for each of the Named Executive Officers consists of four elements: (1) base salary, (2) Management Performance Bonus Plan, (3) stock-based incentive programs, and (4) various other benefits. In addition, the Named Executive Officers have entered into employment agreements with us, and are entitled to receive change of control and severance payments. More specific information on each of these elements is provided under “Employment and Change in Control Agreements” in this Amendment No. 2.

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

	Fiscal 2008	Fiscal 2009		Percent
	Salary	Salary		Increase for
Name	($)	($)		Fiscal 2009
Sam Owusu-Akyaw	400,000	414,000		3.5%
Mark H. Burroughs	248,400	257,094		3.5%
Robert W. Honneffer	204,880	212,051	(1)	3.5	%(1)
Robert M. Wynalek	264,690	273,954	(1)	3.5	%(1)

(1)	Mr. Honneffer and Mr. Wynalek each elected to receive restricted stock units (“RSUs”) in lieu of cash salary increases in 2009. The number of RSUs awarded to each officer was based on a 3.5% salary increase to which each was entitled divided by the closing price of our common stock on December 31, 2008. The RSUs were granted on January 13, 2009 and vested in two equal tranches on June 30, 2009 and December 31, 2009.
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
In April 2010, the Compensation Committee awarded 30,300 RSUs to Mr. Owusu-Akyaw and 15,000 RSUs to each of the other Named Executive Officers. In determining the number of RSUs to grant to the Named Executive Officers, the Compensation Committee considered the Named Executive Officers’ individual performance levels, the number of shares available under the 2007 Stock Plan for future equity awards and the current and future financial impact of the equity awards on the Company’s results of operations. Of the RSUs granted to each Named Executive Officer, 30% were time-based and 70% were performance-based. The RSUs were granted under the terms of the 2007 Stock Plan. The Compensation Committee decided to incorporate performance-based vesting terms into the RSU awards in order to ensure the Named Executive Officers’ focus on Osteotech’s short-term and long-term financial results. The time-based RSUs will vest in four equal installments on April 29, 2011, 2012, 2013 and 2014. The performance-based RSUs will vest in their entirety on April 29, 2013, subject to the satisfaction of a vesting condition linked to the Company’s EPS for 2010. If actual EPS for 2010 is less than the EPS target (as determined by the Board), none of the RSUs will vest. For EPS results between target and 175% of the specified EPS target, the RSUs will vest in proportion to the level of EPS achieved, with a minimum vesting percentage of 100% and a maximum vesting percentage of 150% of the total RSUs granted. Because these time-based and performance-based RSUs were not granted to the Named Executive Officers during fiscal 2009, these RSUs granted to the Named Executive Officers are not disclosed in the “Grants of Plan-Based Awards” table in this Amendment No. 2.

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
More information regarding the terms of the employment and change in control agreements with the Named Executive Officers is provided under “Employment and Change in Control Agreements” in this Amendment No. 2.
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

A summary of compensation paid to each of our non-employee directors during fiscal year 2009 is set forth below.

Director Compensation in Last Fiscal Year
	Fees Earned
	or Paid	Stock	Option		All Other
	in Cash	Awards	Awards		Compensation	Total
Name	($)	($)(1)	($)(2)		($)(3)	($)
Kenneth P. Fallon, III	35,000	19,950	358,000	(4)	104,750	517,700
Stephen S. Galliker	27,500	19,950	—		—	47,450
Dr. Cato T. Laurencin	16,250	19,950	—		—	36,200
Robert J. Palmisano	25,000	19,950	—		—	44,950
James M. Shannon	21,250	19,950	—		—	41,200

(1)	The amounts in this column are calculated based on the fair market value of our common stock on the date the grant was made in accordance with Finance Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation (“FASB ASC Topic 718”). In 2009, each director received a grant of 5,000 RSUs with a grant date fair value of $19,950. As of December 31, 2009, each director held 5,000 RSUs.

(2)	The directors held options as of December 31, 2009, as follows:

Name	Options

Mr. Fallon	178,750
Mr. Galliker	30,000
Dr. Laurencin	0
Mr. Palmisano	15,000
Mr. Shannon	0
(3)	Consists of $90,000 paid to Mr. Fallon for providing assistance to management on strategic direction issues and for his work on special projects requested by the Board of Directors and $14,750 of incremental cost to Osteotech for medical and dental benefits.
(4)	On July 1, 2009, Mr. Fallon was granted options to purchase 100,000 shares of our common stock. In accordance with FASB ASC Topic 718, we chose the Black-Scholes option pricing model to estimate the grant date fair value of the options set forth in this table. Our use of this model should not be construed as an endorsement of its accuracy at valuing options. All stock option valuation models, including the Black-Scholes model, require a prediction about the future movement of the stock price. The following assumptions were made for purposes of calculating the grant date fair value for the options: risk free rate: 3.38%; expected life: 8.5 years; volatility: 73.4%; and dividend yield: 0%; resulting in a grant date fair value of $3.58 per share.
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

Number of securities
remaining available
for future issuance
	Number of securities to	Weighted-average exercise		under equity
	be issued upon exercise of	price of outstanding		compensation plans
	outstanding options,	options, warrants and		(excluding securities
Plan Category	warrants and rights	rights		reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders	1,821,095	$4.60	(1)	1,111,072
Equity compensation plans not approved by security holders (2)

Total	1,821,095	$4.60		1,111,072

(1)	The weighted-average exercise price was determined based on the exercise price related to each outstanding stock option and an exercise price of zero for each restricted stock unit award.

(2)	We do not have any equity compensation plans which have not been approved by our security holders.
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

	Amount and
	Nature of
Name and Address of Beneficial Owner or	Beneficial		Percent
Identity of Group	Ownership(1)		of Class(2)

Joint Filing comprised of:	4,358,065	(3)	24.1%
Boston Avenue Capital LLC, Spencer Capital Opportunity Fund, LP, Heartland Advisors, Inc., their Respective
Affiliates and Michael J. McConnell
789 North Water Street, Suite 500
Milwaukee, Wisconsin 53202

Dimensional Fund Advisors LP	1,490,633	(4)	8.2%
1299 Ocean Avenue, 11th Floor Santa Monica, California 90401

BlackRock, Inc. 40 East 52nd Street New York, New York 10022	953,958	(5)	5.3%

Joint filing comprised of:	953,057	(6)	5.2%
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
The following table sets forth information regarding ownership of our common stock as of March 31, 2010 by (a) each director and director nominee, (b) each of the executive officers named in the Summary Compensation Table in this Amendment No. 2 and (c) all directors and executive officers as a group.

	Amount and
	Nature of	Percent of
	Beneficial	Shares
Name of Beneficial Owner	Ownership(1)(2)	Outstanding(3)
Kenneth P. Fallon, III	120,250	*
Sam Owusu-Akyaw	329,766	1.8%
Stephen S. Galliker	45,000	*
Dr. Cato T. Laurencin	5,000	*
Robert J. Palmisano	30,000	*
James M. Shannon	10,000	*
Mark H. Burroughs	146,009	*
Robert W. Honneffer	81,498	*
Robert M. Wynalek	110,149	*
All executive officers and directors as a group (9 persons)(4)	877,672	4.7%

*	Represents less than 1% of our outstanding common stock.

(1)	Beneficial ownership of shares is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power, or of which a person has the right to acquire ownership as of March 31, 2010 or within 60 days after March 31, 2010. Except as otherwise noted, each person or entity has sole voting and investment power with respect to the shares shown and such shares are not subject to any pledge. Includes shares of common stock purchased by executive officers pursuant to our Employee Stock Purchase Plan through December 31, 2009.

(2)	Includes the following shares underlying options which are currently exercisable or which will become exercisable within 60 days after March 31, 2010.

Name	Shares
Mr. Fallon	78,750
Mr. Owusu-Akyaw	215,000
Mr. Galliker	30,000
Dr. Laurencin	—
Mr. Palmisano	15,000
Mr. Shannon	—
Mr. Burroughs	105,250
Mr. Honneffer	38,250
Mr. Wynalek	74,000

(3)	The percentage of stock outstanding for each stockholder is calculated by dividing (i) the number of shares deemed to be beneficially held by such stockholder as of March 31, 2010 by (ii) the sum of (A) the number of shares of common stock outstanding as of March 31, 2010 plus (B) the number of shares issuable upon exercise of options held by such stockholder which were exercisable as of March 31, 2010 or which will become exercisable within 60 days after March 31, 2010.

(4)	Includes 556,250 shares underlying options which are currently exercisable or which will become exercisable within 60 days after March 31, 2010.
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
*

10.62	Tissue Recovery Agreement between the Company and Community Blood Center d/b/a Community Tissue Services dated October 30, 2009.	**

21.1	Subsidiaries of the Registrant	**

23.1	Consent of BDO Seidman, LLP	**

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	+

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**

*	Previously filed; incorporated herein by reference

**	Filed with Original Form 10-K

+	Filed herewith as an exhibit to this Amendment No. 2 to Form 10-K

^	Management contracts or compensatory plans and arrangements required to be filed pursuant to Item 10(iii)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 29, 2010	OSTEOTECH, INC.

	By:	/s/ SAM OWUSU-AKYAW Sam Owusu-Akyaw
Chief Executive Officer
(Principal Executive Officer) and Director

	By:	/s/ MARK H. BURROUGHS Mark H. Burroughs
Executive Vice President
Chief Financial Officer
(Principal Financial Officer)