Form 10-Q
period 2010-09-30
OSTEOTECH INC
filed 2010-11-08
CIK 874734

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock, $.01 par value, outstanding as of November 3, 2010 was 18,272,625.

OSTEOTECH, INC.
FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
OSTEOTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$13,777	$10,708
Accounts receivable, net of allowance of $125 in 2010 and $304 in 2009	15,815	16,165
Deferred processing costs	31,715	38,562
Inventories	1,602	1,819
Prepaid expenses and other current assets	2,998	3,247

Total current assets	65,907	70,501
Property, plant and equipment, net	25,637	29,575
Other assets	17,752	16,861

Total assets	109,296	$116,937

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$12,454	$16,206
Current maturities of capital lease obligation	1,074	994

Total current liabilities	13,528	17,200
Capital lease obligation	11,365	12,181
Other liabilities	7,006	7,270

Total liabilities	31,899	36,651

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized; no shares issued or outstanding
Common stock, $0.01 par value; 70,000,000 shares authorized; issued 18,361,033 shares in 2010 and 18,179,180 shares in 2009	184	182
Additional paid-in capital	72,507	71,337
Treasury stock, at cost, 115,670 shares in 2010 and 2009	(227)	(227)
Accumulated other comprehensive income	1,274	1,410
Retained earnings	3,659	7,584

Total stockholders’ equity	77,397	80,286

Total liabilities and stockholders’ equity	$109,296	$116,937

See accompanying notes to condensed financial statements.

OSTEOTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue	$23,104	$22,961	$69,628	$70,363
Cost of revenue	11,521	12,502	35,000	36,406

Gross profit	11,583	10,459	34,628	33,957

Marketing, selling, and general and administrative expenses	13,096	10,648	34,189	33,034
Research and development expenses	920	1,544	3,179	5,195

	14,016	12,192	37,368	38,229

Operating loss	(2,433)	(1,733)	(2,740)	(4,272)

Other expense:
Interest expense, net	(310)	(354)	(965)	(1,063)
Other	136	58	(198)	106

	(174)	(296)	(1,163)	(957)

Loss before income taxes	(2,607)	(2,029)	(3,903)	(5,229)

Income tax provision (benefit)	(150)	(122)	22	(322)

Net loss	$(2,457)	$(1,907)	$(3,925)	$(4,907)

Loss per share:
Basic	$(0.14)	$(0.11)	$(0.22)	$(0.27)
Diluted	$(0.14)	$(0.11)	$(0.22)	$(0.27)
Shares used in computing loss per share:
Basic	18,182,443	18,120,350	18,134,819	17,925,718
Diluted	18,182,443	18,120,350	18,134,819	17,925,718

OSTEOTECH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash Flow From Operating Activities
Net loss	$(3,925)	$(4,907)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,270	4,619
Stock-based compensation expense, net	985	996
Changes in current assets and liabilities:
Accounts receivable	350	(1,425)
Deferred processing costs	5,879	(2,112)
Inventories	217	(216)
Receivable from license agreements	900	500
Prepaid expenses and other current assets	(126)	312
Accounts payable and other current liabilities	(3,961)	(3,596)

Net cash provided by (used in) operating activities	4,589	(5,829)

Cash Flow From Investing Activities
Capital expenditures	(292)	(1,267)
Other, net	(639)	(465)

Net cash used in investing activities	(931)	(1,732)

Cash Flow From Financing Activities
Purchase of treasury stock	—	(102)
Proceeds from issuance of common stock	187	48
Principal payments on capital lease obligation	(736)	(663)

Net cash used in financing activities	(549)	(717)

Effect of exchange rate changes on cash	(40)	62

Net decrease in cash and cash equivalents	3,069	(8,216)
Cash and cash equivalents at beginning of period	10,708	18,823

Cash and cash equivalents at end of period	$13,777	$10,607

Supplementary cash flow data
Cash paid during the period for interest	$1,009	$1,137
Cash paid during the period for taxes	$43	$110

See accompanying notes to condensed financial statements

OSTEOTECH, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
1. Basis of Presentation
General
The accompanying condensed consolidated financial statements included herein, other than the condensed consolidated balance sheet at December 31, 2009, which has been derived from the audited balance sheet, are unaudited and reflect all adjustments (consisting only of normal recurring accruals) considered necessary by management for a fair statement of financial position as of September 30, 2010 and the results of operations for each of the three and nine months ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009. The results of operations and cash flows for the respective interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts within the condensed consolidated financial statements have been reclassified to conform to the 2010 presentation. The condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements, which were included as part of Osteotech, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), as updates to the Accounting Standards Codification (“Codification”), and other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial position or results of operations upon adoption.
2. Merger
On August 16, 2010, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Medtronic, Inc., a Minnesota corporation (“Medtronic”), Medtronic Sofamor Danek, Inc., an Indiana corporation and wholly owned direct subsidiary of Medtronic (“MSD”), and England Merger Corporation, a Delaware corporation and wholly owned subsidiary of Medtronic (“Merger Sub”), pursuant to which at the effective time of the Merger (the “Effective Time”), Medtronic will acquire all of the outstanding shares of the Company’s common stock, $0.01 par value (“Common Stock”) for $6.50 per share in cash (“Merger Consideration”) and pursuant to which Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and becoming a wholly owned indirect subsidiary of Medtronic (the “Merger”).
On the terms and subject to the conditions set forth in the Merger Agreement, which has been unanimously approved by the Board of Directors of Osteotech, at the Effective Time, and as a result thereof, each share of Common Stock that is issued and outstanding immediately prior to the Effective Time (other than Common Stock held by Osteotech, Medtronic, Merger Sub or their subsidiaries, which will be canceled without payment of any consideration, and Common Stock for which appraisal rights have been validly exercised and not withdrawn) will be converted into the right to receive the Merger Consideration, without interest and less any applicable withholding taxes, which amount is subject to decrease under certain conditions as described in the Merger Agreement. Each option to purchase Common Stock that is outstanding as of the Effective Time will be canceled in exchange for the right to receive in cash the amount by which the Merger Consideration exceeds the exercise price, multiplied by the number of shares subject to such option, less applicable withholding taxes, if any, required to be withheld with respect to such payment. Each restricted stock unit (“RSU”) that is outstanding immediately prior to the Effective Time will, at the Effective Time, be accelerated and canceled in exchange for the right to receive in cash the amount equal to the total number of shares of Common Stock represented by the RSU multiplied by the Merger Consideration, less applicable withholding taxes, if any, required to be withheld with respect to such payment.
The Company and Medtronic have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants that: (i) the Company will conduct its business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and the Effective Time, (ii) the Company will not engage in certain kinds of transactions during such period, and (iii) the Company will cause a meeting of the Company stockholders to be held to consider approval of the Merger Agreement, which is scheduled for November 9, 2010. The Company has also made certain additional customary covenants, including, among others, covenants not to: (i) solicit proposals relating to alternative business combination transactions or (ii) subject to certain exceptions, enter into discussions concerning or provide confidential information in connection with any proposals for alternative business combination transactions.

OSTEOTECH, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
Consummation of the Merger is subject to customary conditions, including (i) approval of the holders of a majority of the outstanding shares of Common Stock, (ii) the absence of any law or order prohibiting the consummation of the Merger, (iii) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (for which early termination of the waiting period was granted effective October 12, 2010), and the receipt of approvals under applicable foreign antitrust laws (all of which have been received), (iv) not more than 10% of the outstanding shares of Common Stock being the subject of validly exercised appraisal rights and (v) the absence of a material adverse effect with respect to the Company.
The Merger Agreement contains certain termination rights for both the Company and Medtronic, and further provides that, upon termination of the Merger Agreement under certain specified circumstances, the Company would be required to reimburse Medtronic for its transaction-related expenses up to $3,000 or pay a termination fee of $5,000.
As described above, the Merger Agreement contains representations and warranties by the Company and Medtronic. These representations and warranties have been made solely for the benefit of the other parties to the Merger Agreement and (i) may be intended not as statements of fact, but rather as a way of allocating the risk to the Company or Medtronic if those statements prove to be inaccurate, (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the Merger Agreement, (iii) may apply materiality standards different from what may be viewed as material to investors, and (iv) were made only as of the date of the Merger Agreement or such other dates as may be specified in the Merger Agreement and are subject to more recent developments. Accordingly, these representations and warranties should not be relied on as characterizations of the actual state of facts or for any other purpose either at the time they were made or at any other time.
3. Deferred Processing Costs
Deferred processing costs consist of the following:

	September 30,	December 31,
	2010	2009
Unprocessed donor tissue	$13,065	$16,692
Tissue in process	4,431	4,062
Implantable donor tissue	14,219	17,808

	$31,715	$38,562

Unprocessed donor tissue represents the value of such allograft bone tissue expected to be processed by the Company during the next twelve months. Unprocessed donor tissue expected to be processed in periods subsequent to one year of $9,693 and $8,475 at September 30, 2010 and December 31, 2009, respectively, are reflected in other assets.

OSTEOTECH, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
4. Inventories
Inventories consist of the following:

	September 30,	December 31,
	2010	2009
Supplies	$409	$428
Raw materials	581	779
Finished goods	612	612

	$1,602	$1,819

5. Revolving Credit Facility
The Company has a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association as lender and agent (“PNC”). Pursuant to the terms of the Credit Agreement and upon request, the Company may borrow from PNC up to $10,000 subject to a maximum borrowing base that is based upon an amount equal to 85% of the Company’s eligible receivables (as that term is defined in the Credit Agreement) less such reserves as PNC reasonably deems proper and necessary. Under the Credit Agreement, the Company is permitted to use the proceeds of any such borrowings to satisfy its working capital needs and for general corporate purposes. Borrowings under the Credit Agreement bear interest at one of three variable rates: PNC’s base commercial lending rate plus 2%; the federal funds open rate plus 0.5%; or LIBOR plus 3%. In no event will the interest rate be less than 3%. Borrowings are secured by essentially all the assets of the Company. Under the Credit Agreement, the Company is obligated to pay PNC a quarterly facility fee of 0.5% per annum on the unused portion of the Credit Agreement.
The Company is also required to maintain compliance with various financial and other covenants and conditions, including, but not limited to, a prohibition on paying cash dividends, a requirement that a fixed charge coverage ratio be maintained beginning for the quarter ending March 31, 2011, and certain limitations on engaging in affiliate transactions, making acquisitions, incurring additional indebtedness and making capital expenditures, the breach of any of which would permit PNC to accelerate the obligations. The Credit Agreement also includes subjective acceleration provisions. Such provisions are based upon, in the reasonable opinion of PNC, the occurrence of any adverse or material change in the condition or affairs, financial or otherwise, of the Company, which impairs the interest of PNC.
As of September 30, 2010 and December 31, 2009, there were no amounts outstanding under the Credit Agreement and the Company was in compliance with all covenants. The Credit Agreement expires on December 28, 2012.
PNC, at its option, can declare the Credit Agreement in default, if and when, the proposed Merger is consummated and exercise any remedies to such default as defined in the Credit Agreement. As noted above, no amounts were outstanding under the Credit Agreement as of September 30, 2010 and we currently do not expect any amounts to be outstanding upon the closing of the Merger.
6. Stockholders’ Equity
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

OSTEOTECH, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
The following table details certain information concerning the Company’s RSUs and stock options:

	RSUs		Options
					Weighted-
					Average
		Weighted-		Weighted-	Remaining
		Average		Average	Contractual
	Number of	Grant Date	Number of	Exercise	Term
	Shares	Fair Value	Shares	Price	(Years)
Outstanding, January 1, 2010	434,283	$4.58	1,386,812	$6.04
Granted	291,830	$4.75	—
Vested RSU’s or exercised options	(178,354)	$5.64	(36,437)	$5.10
Forfeited, cancelled or expired	(63,872)	$3.23	(92,900)	$9.69

Outstanding, September 30, 2010	483,887	$4.47	1,257,475	$5.79	3.61

Options exercisable			1,257,475	$5.79	3.61

Share-based compensation, included in selling, marketing and general and administrative expenses, of $296 and $1,118 for the three and nine months ended September 30, 2010, respectively, and $446 and $1,320 for the three and nine months ended September 30, 2009, respectively, resulted in no tax benefit to the Company as a result of the Company providing a full valuation reserve on all deferred tax assets. For vesting RSUs, the Company at its option, in accordance with the current operation of its equity award programs, withholds shares equal to the employee’s tax liability and, as a result, the Company effectively pays appropriate withholding taxes on its employees’ behalf. The Company funded employment taxes for the three and nine months ended September 30, 2010 of $27 and $133, respectively, and $292 and $324 for the comparable prior year periods. Any such shares withheld by the Company are returned to the pool of available shares and are eligible for re-issuance. Shares of common stock available for future issuance under the stock compensation plan were 783,258 at September 30, 2010. Under the terms of the Merger, no additional equity awards can be issued without the approval of Medtronic.
At September 30, 2010, the unrecorded non-cash fair value based compensation expense with respect to nonvested share-based awards was $1,577 and the weighted average period over which that compensation will be charged to operations is 1.8 years. Immediately prior to the Effective Time, all unvested equity awards will fully vest and the Company will recognize all of that unrecorded compensation expense associated with the vesting of such equity awards at that time.
7. Income Taxes
At September 30, 2010, based on internal projections including the impact of timing differences mainly related to depreciation and amortization, the Company estimates it will not generate taxable income in 2010 and therefore only provided for certain state and foreign taxes for the three and nine months ended September 30, 2010. In 2009, as a result of the effects of timing differences, the Company estimated it would generate taxable income, and therefore provided for Federal alternative minimum taxes in addition to certain state and foreign taxes.
During the three and nine months ended September 30, 2010, the Company recognized a tax benefit of $152 as the result of a change in certain Federal tax regulations allowing the Company to carry back additional operating losses to prior years to recover previously paid Federal alternative minimum taxes and, the reversal of previously recorded provisions for 2010 Federal alternative minimum taxes. During the three and nine months ended September 30, 2009, certain unrecognized tax positions were effectively settled resulting in the recognition of tax benefits of $152 and $482, respectively. The Company continues not to recognize any Federal, state or certain foreign tax benefits, which are subject to full valuation allowances in accordance with FASB Codification Topic (“ASC”) 740, “Income Taxes.” The Company intends to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of a valuation allowance that the Company has established. The Company evaluates its position with respect to the valuation allowances each quarter by taking into consideration numerous factors, including, but not limited to: past, present and forecasted results; the impact in each jurisdiction of operating activities; and the anticipated effects of the Company’s strategic plan.

OSTEOTECH, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Tax years subsequent to 2006 generally remain subject to examination by Federal, foreign and most state authorities including, but not limited to, the United States, France, Bulgaria and the State of New Jersey.
The Company’s unrecognized tax benefits (“UTBs”) at September 30, 2010 and December 31, 2009 were not material. If the Company prevails in matters for which either a receivable or a liability for a UTB has been established, is required to pay an amount or utilize NOLs to settle a tax liability, or estimates regarding a UTB change as a result of changes in facts and circumstances, the Company’s effective tax rate in a given financial reporting period may be affected. It is expected that the amount of UTBs will change in the next twelve months; however, the Company does not anticipate such change to be significant.
8. Commitments and Contingencies
Litigation
minSURG International, Inc. v. Nuvasive, Inc., et al.
On July 19, 2010, minSURG International, Inc. (“minSURG”) sued several entities, including the Company, in the United States District Court for the Middle District of Florida. MinSURG’s complaint alleges that the Company’s FacetLinxTM Fusion Technology infringes minSURG’s U.S. Patent Nos. 7,708,761, D590,943, and D574,495. The complaint also makes business torts allegations against the Company, specifically, Lanham Act false advertising, Florida law unfair competition, defamation, and tortious interference with business and contractual relationship allegations. The Company was served with the complaint on July 28, 2010. On August 3, 2010 minSURG filed a motion for a preliminary injunction, seeking an injunction only with respect to its claims that the Company (and other defendants) was and continues to induce and contribute to the infringement of the ‘761 Patent. The Company filed its response to the preliminary injunction motion on September 1, 2010. The Court held an evidentiary hearing on the preliminary injunction motion on October 5, 2010. The Company also filed a motion to dismiss all of minSURG’s claims, for failure to effectively state a claim, on August 31, 2010. We await decisions on minSURG’s motion for a preliminary injunction, and on our motion to dismiss.
The Company believes the claims made against it in this case are without merit and intendeds to vigorously defend itself in this action.
Medtronic Merger Litigation
In August 2010, four class action complaints were filed in the Superior Court of New Jersey, Monmouth County, concerning the Merger. The first class action was instituted by certain individual stockholders, individually and on behalf of all public stockholders of the Company, against the Company, its board of directors, president, and chief executive officer, as well as Medtronic, MSD, and Merger Sub. The complaint alleges breach of fiduciary duty by the members of the board of directors arising out of the attempt to sell the Company by means of an allegedly unfair process with preclusive deal protection devices and at an unfair price of $6.50 in cash for each share of Common Stock. The complaint also alleges that Medtronic aided and abetted the alleged breaches of fiduciary duties by the other defendants. The other three class action complaints filed with respect to the proposed Merger are substantially the same as the first action filed. The lawsuits have all been transferred to Chancery Court of New Jersey, Monmouth County and consolidated. An amended complaint was filed and has been designated as the operative complaint in this consolidated action. In addition to the allegations summarized above, the amended complaint makes additional allegations that the Company’s proxy statement relative to the special meeting of stockholders to be held on November 9, 2010 was deficient because it did not disclose certain information about the proposed Merger and the financial analysis performed by Deutsche Bank Securities, Inc., the Company’s financial advisor in connection with the proposed merger. The plaintiff also alleges that the Company violated the corporate law of Delaware when it canceled its annual stockholder meeting scheduled for August 23, 2010. The parties have conducted limited discovery and the plaintiff has filed a motion with the court for a temporary restraining order to, among other things, delay the stockholder vote. On November 8, 2010, the Chancery Court of New Jersey denied the plaintiff’s motion for a temporary restraining order.

OSTEOTECH, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
The Company believes the claims made against it in these cases are without merit and intends to vigorously defend itself in these actions.
9. Comprehensive Loss
Comprehensive loss for the periods indicated is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net loss	$(2,457)	$(1,907)	$(3,925)	$(4,907)
Currency translation adjustments	236	78	(136)	67

Comprehensive loss	$(2,221)	$(1,829)	$(4,061)	$(4,840)

10. Loss Per Share
The following table sets forth the computation of basic and diluted loss per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net loss attributable to common stockholders	$(2,457)	$(1,907)	$(3,925)	$(4,907)

Denominator for basic loss per share, weighted average common shares outstanding	18,182,443	18,120,350	18,134,819	17,925,718
Effect of dilutive securities after application of the treasury stock method:
Restricted stock units	—	—	—	—
Stock options	—	—	—	—

Denominator for diluted loss per share	18,182,443	18,120,350	18,134,819	17,925,718

Basic loss per share	$(0.14)	$(0.11)	$(0.22)	$(0.27)

Diluted loss per share	$(0.14)	$(0.11)	$(0.22)	$(0.27)

Common Stock equivalent shares at September 30, 2010 and 2009 of 1,741,362 and 2,121,795, respectively, consisting of all outstanding stock options and RSUs, were not included in the calculation of diluted loss per share as their effect is antidilutive.
11. Fair Value Measurements
In accordance with FASB Codification Topic ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) the Company values its financial assets and liabilities at fair value but, unless required by other provisions of the Codification, does not value non-financial assets and liabilities at fair value. ASC 820 provides a framework for measuring fair value, expands disclosures about fair value measurements and establishes a fair value hierarchy which prioritizes the inputs used in measuring fair value, summarized as follows:
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

OSTEOTECH, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
The following table sets forth the Company’s financial assets that were measured at fair value as of September 30, 2010 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Asset:
Money market funds	$5,842	$—	$—
Money market funds are classified as cash and cash equivalents in the Company’s condensed consolidated balance sheets.
12. Operating Segments
Summarized financial information concerning the Company’s segments is shown in the following tables.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue		restated		restated
DBM	$13,241	$14,611	$40,502	$43,445
Hybrid/Synthetic	3,353	894	8,588	2,289
Traditional Tissue	4,972	5,101	14,975	15,821
Spinal Allograft	1,384	1,966	4,969	5,708
Other	154	389	594	3,100

	$23,104	$22,961	$69,628	$70,363

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Operating income (loss):		restated		restated
DBM	$5,052	$4,462	$13,608	$12,162
Hybrid/Synthetic	832	(261)	1,759	(393)
Traditional Tissue	(569)	(220)	214	848
Spinal Allograft	33	320	(67)	871
Other	(12)	(410)	4	795
Corporate	(7,769)	(5,624)	(18,258)	(18,555)

	$(2,433)	$(1,733)	$(2,740)	$(4,272)

Effective April 1, 2010 the Company eliminated client services as a separately reported segment because the Company exited that business. Client service revenue and related operating income have been reclassified to “other” and prior year segment information has been restated to reflect the segment realignment.
In each of the three and nine months ended September 30, 2010 and 2009, no customer accounted for more than 10% of revenue.

OSTEOTECH, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands, except per share data)
13. Other Expense
Certain components of Other expense for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Other	2010	2009	2010	2009
Foreign exchange gain (loss)	$154	$74	$(155)	$116
Other	(18)	(16)	(43)	(10)

	$136	$58	$(198)	$106

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussions should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2009.
Information included herein contains “forward-looking statements” which can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Some of the matters set forth in Item 1A, “Risk Factors”, in Part II of this Quarterly Report on Form 10-Q and Item 1A, “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2009 constitute cautionary statements identifying factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.
On August 16, 2010, we entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Medtronic, Inc., a Minnesota corporation (“Medtronic”), Medtronic Sofamor Danek, Inc., an Indiana corporation and wholly owned direct subsidiary of Medtronic (“MSD”), and England Merger Corporation, a Delaware corporation and wholly owned subsidiary of Medtronic (“Merger Sub”), pursuant to which at the effective time of the Merger (the “Effective Time”), Medtronic will acquire all of our outstanding shares of common stock, par value $0.01 (“Common Stock”) for $6.50 per share in cash (“Merger Consideration”) and pursuant to which Merger Sub will be merged with and into us, with us continuing as the surviving corporation and becoming a wholly owned indirect subsidiary of Medtronic (the “Merger”).
On the terms and subject to the conditions set forth in the Merger Agreement, which has been unanimously approved by our Board of Directors, at the Effective Time, and as a result thereof, each share of Common Stock that is issued and outstanding immediately prior to the Effective Time (other than Common Stock held by us, Medtronic, Merger Sub or their subsidiaries, which will be canceled without payment of any consideration, and Common Stock for which appraisal rights have been validly exercised and not withdrawn) will be converted into the right to receive the Merger Consideration, without interest and less any applicable withholding taxes, which amount is subject to decrease under certain conditions as described in the Merger Agreement. Each option to purchase Common Stock that is outstanding as of the Effective Time will be canceled in exchange for the right to receive in cash the amount by which the Merger Consideration exceeds the exercise price, multiplied by the number of shares subject to such option, less applicable withholding taxes, if any, required to be withheld with respect to such payment. Each restricted stock unit (“RSU”) that is outstanding immediately prior to the Effective Time will, at the Effective Time, be accelerated and canceled in exchange for the right to receive in cash the amount equal to the total number of shares of Common Stock represented by the RSU multiplied by the Merger Consideration, less applicable withholding taxes, if any, required to be withheld with respect to such payment.
We and Medtronic have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants that: (i) we will conduct our business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and the Effective Time, (ii) we will not engage in certain kinds of transactions during such period, and (iii) we will cause a meeting of our stockholders to be held to consider approval of the Merger Agreement, which is scheduled for November 9, 2010. We have also made certain additional customary covenants, including, among others, covenants not to: (i) solicit proposals relating to alternative business combination transactions or (ii) subject to certain exceptions, enter into discussions concerning or provide confidential information in connection with any proposals for alternative business combination transactions.

Consummation of the Merger is subject to customary conditions, including (i) approval of the holders of a majority of the outstanding shares of Common Stock, (ii) the absence of any law or order prohibiting the consummation of the Merger, (iii) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (for which early termination of the waiting period was granted effective October 12, 2010), and the receipt of approvals under applicable foreign antitrust laws (all of which have been received), (iv) not more than 10% of the outstanding shares of Common Stock being the subject of validly exercised appraisal rights and (v) the absence of a material adverse effect with respect to us.
The Merger Agreement contains certain termination rights for both us and Medtronic, and further provides that, upon termination of the Merger Agreement under certain specified circumstances, we would be required to reimburse Medtronic for its transaction-related expenses up to $3.0 million or pay a termination fee of $5.0 million.
As described above, the Merger Agreement contains representations and warranties by us and Medtronic. These representations and warranties have been made solely for the benefit of the other parties to the Merger Agreement and (i) may be intended not as statements of fact, but rather as a way of allocating the risk to us or Medtronic if those statements prove to be inaccurate, (ii) have been qualified by disclosures that were made to the other party in connection with the negotiation of the Merger Agreement, (iii) may apply materiality standards different from what may be viewed as material to investors, and (iv) were made only as of the date of the Merger Agreement or such other dates as may be specified in the Merger Agreement and are subject to more recent developments. Accordingly, these representations and warranties should not be relied on as characterizations of the actual state of facts or for any other purpose either at the time they were made or at any other time.
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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
Net loss

	Three Months Ended			Nine Months Ended
(dollars in thousands, except	September 30,			September 30,
per share amounts)	2010	2009	Change	2010	2009	Change
Net loss	$(2,457)	$(1,907)	$(550)	$(3,925)	$(4,907)	$982
Loss per share:
Basic	$(0.14)	$(0.11)		$(0.22)	$(0.27)
Diluted	$(0.14)	$(0.11)		$(0.22)	$(0.27)
We incurred a net loss for the three and nine months ended September 30, 2010 primarily as a result of the direct and indirect out-of-pocket costs associated with the pursuit of strategic alternatives and the proposed Merger. Although we have been successful in improving gross margins and reducing operating expenses (exclusive of the costs and expenses noted directly above), we did not generate sufficient revenue to effectively leverage our internal costs base, which also contributed to the loss in both periods in 2010.

In both the three and nine months ended September 30, 2009, we incurred a net loss because our unit sales volume was insufficient to effectively leverage the fixed cost base of our processing facilities and to cover our operating expenses.
Revenue
For the three months ended September 30, 2010, revenue was $23.1 million as compared to $23.0 million for the three months ended September 30, 2009. For the nine months ended September 30, 2010, revenue was $69.6 million as compared to $70.4 million in the comparable prior year period. We plan to continue to focus our strategic efforts on the expansion of our new products and to maintain the market position of our existing products lines.
The following table details the components of our revenue for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent				Percent
(dollars in thousands)	2010	2009	Change	Change	2010	2009	Change	Change
DBM	$13,241	$14,611	$(1,370)	-9%	$40,502	$43,445	$(2,943)	-7%
Hybrid/Synthetic	3,353	894	2,459	275%	8,588	2,289	6,299	275%
Traditional Tissue	4,972	5,101	(129)	-3%	14,975	15,821	(846)	-5%
Spinal Allograft	1,384	1,966	(582)	-30%	4,969	5,708	(739)	-13%
Other	154	389	(235)	-60%	594	3,100	(2,506)	-81%

	$23,104	$22,961	$143	1%	$69,628	$70,363	$(735)	-1%

DBM Segment revenue, which consists of revenue from the sale of Grafton® DBM and Xpanse® Bone Inserts and revenue from the processing of a private label DBM, declined 9% and 7%, respectively, for the three and nine months ended September 30, 2010 as compared to the same period in 2009, primarily as a result of the decline in domestic unit sales volume.
Revenue in the Hybrid/Synthetic Segment, which consists of revenue from our Magnifuse™ Technology, Plexur® Biocomposites, and GraftCage® Spacers, increased 275% for both the three and nine months ended September 30, 2010, as compared to the same periods in 2009 as a result of the continued expansion of our Magnifuse™ Bone Graft and Plexur M® Innovative Grafting products.
Traditional Tissue Segment revenue generated from the worldwide distribution of allograft bone tissue grafts declined 3% and 5%, respectively, for three and nine months ended September 30, 2010 as compared to the comparable periods in 2009 primarily due to a decline in international unit sales volume.
Revenue in the Spinal Allograft Segment in the third quarter of 2010 declined 30%, compared to the prior year period, as a result of a decline in domestic unit sales volume of Graftech® Spacers. For the nine months ended September 30, 2010, Spinal Allograft Segment revenue declined by 13% compared to the prior year period as a result of the decline in the domestic unit sales volume of Graftech® Spacers.
In both the third quarter and nine months end September 30, 2010, other revenue consisted mainly of revenue from the international distribution of Xenograft products and miscellaneous other revenue. In the three and nine months ended September 30, 2009, revenue from the processing of allograft bone tissue for clients, a business we have exited, was $125 and $2,013, respectively.

For the three and nine months ended September 30, 2010, domestic revenue was $19.0 million and $55.9 million, respectively, compared to $18.4 million and $55.4 million in the comparable prior year periods. The increase in domestic revenue in the third quarter of 2010, compared to the comparable 2009 quarter, mainly results from revenue from new products of $3.4 million partially offset by reductions in DBM and spinal allograft revenue and revenue from client services. During the nine months ended September 30, 2010 domestic revenue from new products of $7.3 million only partially offset declines in DBM, spinal allograft, and client services revenue from that reported in 2009.
For the three and nine months ended September 30, 2010, international revenue was $4.1 million and $13.7 million, respectively, compared to $4.6 million and $15.0 million in the same comparable prior year periods. The reduction in international revenue in 2010 mainly results from a decline in revenue in certain European and Asian markets which was partially offset by improvements in certain Latin American markets.
For each of the three and nine months ended September 30, 2010 and 2009, no customer accounted for more than 10% of revenue.
Gross Profit Margin

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2010	2009	2010	2009
Gross Profit	$11,583	$10,459	$34,628	$33,957
Gross Margin	50%	46%	50%	48%
In the third quarter of 2010, and for the nine months ended September 30, 2010, our gross margin improved compared to the prior year periods primarily due to lower costs and expenses resulting from our cost containment programs.
Operating Expenses

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent				Percent
(dollars in thousands)	2010	2009	Change	Change	2010	2009	Change	Change
Marketing, selling and general and administrative	$13,096	$10,648	$2,448	23%	$34,189	$33,034	$1,155	3%
Research and development	920	1,544	(624)	-40%	3,179	5,195	(2,016)	-39%

	$14,016	$12,192	$1,824	15%	$37,368	$38,229	$(861)	-2%

The increase in marketing, selling and general and administrative expenses for the three months ended September 30, 2010 as compared to the prior year period is due primarily to the direct and indirect out-of-pocket costs and expenses of $1.6 million associated with the pursuit of strategic alternatives and the proposed Merger. For the nine months ended September 30, 2010, marketing, selling and general and administrative expenses increased as compared to the same period in 2009 primarily due to the direct and indirect out-of-pocket costs and expenses of $2.5 million incurred in connection with the pursuit of strategic alternatives and the proposed Merger and were only partially offset by our cost containment efforts in all functional areas and our reduced spending on new programs and initiatives as we concentrate on the launch of our new products.
In the three and nine months ended September 30, 2010, research and development expenses decreased 40% and 39%, respectively, as compared to the respective 2009 periods, primarily due to several new tissue technologies and products that were still in development in 2009 moving into full commercialization in 2010, our focus on cost containment initiatives and not initiating new projects as we focused on the commercialization efforts of the new products.

Operating Income (Loss) By Segment

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
				Percent				Percent
(dollars in thousands)	2010	2009	Change	Change	2010	2009	Change	Change
DBM	$5,052	$4,462	$590	13%	$13,608	$12,162	$1,446	12%
Hybrid/Synthetic	832	(261)	1,093	419%	1,759	(393)	2,152	548%
Traditional Tissue	(569)	(220)	(349)	-159%	214	848	(634)	-75%
Spinal Allograft	33	320	(287)	-90%	(67)	871	(938)	-108%
Other	(12)	(410)	398	97%	4	795	(791)	-99%

Product Segment Operating Income	5,336	3,891	1,445	37%	15,518	14,283	1,235	9%
Corporate	(7,769)	(5,624)	(2,145)	38%	(18,258)	(18,555)	297	2%

Operating Income (Loss)	$(2,433)	$(1,733)	$(700)	-40%	$(2,740)	$(4,272)	$1,532	36%

Product segment operating income is comprised of segment revenue less material and processing cost and selling and marketing expenses. Total product segment operating income for the three and nine months ended September 30, 2010 increased 37% and 9%, respectively, as compared to the comparable prior year periods due to higher gross profit and lower selling expenses. As a result, in the three and nine months ended September 30, 2010, product segment operating income, as a percent of revenue, increase to 23% and 22%, respectively, compared to 17% and 20% in the comparable prior year periods.
Costs and expenses associated with Corporate for the three and nine months ended September 30, 2010 increased 38% and 2%, respectively, when compared to the comparable 2009 periods primarily due to our incurring $1.6 million and $2.5 million of direct and indirect out-of-pocket costs and expenses, in the respective 2010 periods, related to the review of strategic alternatives and the proposed Merger.
Other Expense
For the three and nine months ended September 30, 2010, other expense was $0.2 million and $1.2 million, respectively, compared to $0.3 million and $1.0 million in the respective 2009 periods. Interest expense associated with our capital lease obligation declined in the 2010 periods compared to the 2009 periods and interest income on our invested cash balances was not significant. In the third quarter of 2010, and in the comparable prior year period, we recorded foreign exchange gains of $0.2 million and $0.1 million, respectively. We incurred a foreign exchange loss of $0.2 million and a foreign exchange gain of $.0.1 million in the nine months ended September 30, 2010 and 2009, respectively. Our foreign exchange gains result from the U.S. dollar weakening against the euro whereas we incur foreign exchange losses when the U.S. dollar strengthens against the euro.
Income Tax Provision
At September 30, 2010, based on internal projections including the impact of timing differences mainly relate to depreciation and amortization, we estimate we will not generate taxable income in 2010 and therefore only provided for certain state and foreign taxes for the three and nine months ended September 30, 2010. In 2009, as a result of the effects of timing differences, we generated taxable income, and therefore provided for Federal alternative minimum taxes in addition to certain state and foreign taxes.
During the three and nine months ended September 30, 2010, we recognized a tax benefit of $0.2 million as the result of a change in certain Federal tax regulations allowing us to carry back additional operating losses to prior years to recover previously paid Federal alternative minimum taxes and, the reversal of previously recorded provisions for 2010 Federal alternative minimum taxes. During the three and nine months ended September 30, 2009, certain unrecognized tax positions were effectively settled resulting in the recognition of tax benefits of $0.2 million and $0.5 million, respectively. We continue not to recognize any Federal, state or certain foreign tax benefits, which are subject to full valuation allowances in accordance with FASB Codification Topic (“ASC”) 740, “Income Taxes.” The Company intends to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of a valuation allowance that we have established. We evaluate our position with respect to the valuation allowances each quarter by taking into consideration numerous factors, including, but not limited to: past, present and forecasted results; the impact in each jurisdiction of operating activities; and the anticipated effects of our strategic plan.

We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Tax years subsequent to 2006 generally remain subject to examination by Federal, foreign and most state authorities including, but not limited to, the United States, France, Bulgaria and the State of New Jersey.
Our unrecognized tax benefits (“UTBs”) at September 30, 2010 and December 31, 2009 were not material. If we prevail in matters for which either a receivable or a liability for a UTB has been established, are required to pay an amount or utilize NOLs to settle a tax liability, or estimates regarding a UTB change as a result of changes in facts and circumstances, our effective tax rate in a given financial reporting period may be affected. It is expected that the amount of UTBs will change in the next twelve months; however, we do not anticipate such change to be significant.
Liquidity and Capital Resources
(dollars in thousands)

	September 30,	December 31,
	2010	2009
Cash and cash equivalents	$13,777	$10,708
Working Capital	$52,379	$53,301
Stockholders’ equity	$77,397	$80,286

	Nine Months Ended
	September 30,
Summary of our cash flow:	2010	2009
Net cash provided by (used in) operating activities	$4,589	$(5,829)
Net cash used in investing activities	$(931)	$(1,732)
Net cash used in financing activities	$(549)	$(717)
Effect of foreign currency exchange rates on cash	$(40)	$62

Net increase (decrease) in cash and cash equivalents	$3,069	$(8,216)

Cash Flow From Operating Activities
Net cash provided by operating activities was $4.6 million in the nine months ended September 30, 2010 compared to a consumption of $5.8 million in cash by operating activities in the comparable prior year period. The change resulted primarily from our efforts to more closely manage our investment in working capital, especially our tissue inventories, and a reduction in our net loss in the nine months ended September 30, 2010 as compared to the prior year period. At September 30, 2010, working capital, excluding cash, was $38.6 million compared to $42.6 million at December 31, 2009. During the nine months ended September 30, 2010, we reduced our investment in inventory and deferred processing costs by $5.8 million. Offsetting that reduction was a $3.8 million reduction in accounts payable and accrued expenses.

Cash Flow From Investing Activities
Net cash used in investing activities was $0.9 million and $1.7 million for the nine months ended September 30, 2010 and 2009, respectively. We anticipate that for 2010, the funding of capital expenditures and patent development will be below our 2009 levels.
Cash Flow From Financing Activities
Net cash used in financing activities was $0.5 million and $0.7 million for the nine months ended September 30, 2010 and 2009, respectively. Principal payments on our capital lease obligation were $0.7 in both the nine months ended September 30, 2010 and 2009. Partially offsetting these payments in the nine months ended September 30, 2010 were $0.2 in proceeds from the sale of common stock through the exercise of stock options. In the nine months ended September 30, 2009, we used $0.1 million to repurchase our common stock which was partially offset from the proceeds from the sale of common stock pursuant to our employee stock purchase plan.
Financing Needs
At September 30, 2010, cash and cash equivalents were $13.8 million, an increase of $3.1 million from cash and cash equivalents at December 31, 2009 of $10.7 million. Our tissue inventory reduction efforts, cost cutting initiatives and reduced spending on capital expenditures are the primary reasons for the improvement in cash and cash equivalents. During 2010, we have also incurred $2.5 million in direct and indirect out-of-pocket costs associated with the evaluation of strategic alternatives and the proposed Merger ($1.3 million remains unpaid at September 30, 2010) which had a negative impact on our financial results and cash balance. We continue to focus on the launch of our new tissue products which we believe are the generators behind future revenue growth. This revenue growth is the key factor for achieving the benefits of our internal financial model leveraging our processing operation and back office infrastructure and generating increased profitability and cash flow. Based on our current projections and estimates, we believe that our currently available cash and cash equivalents, cash flow from operations and availability under the Credit Agreement will be sufficient to meet our forecasted cash needs for the next twelve months. We can provide no assurance that we will be able to maintain our current efforts to reduce tissue inventories, cut costs and reduce spending on capital expenditures or that our new products will continue to be accepted in the market or that we will realize the benefits of our financial model. Separately, we continue to monitor and evaluate the impact, if any, that the announcement of the proposed Merger will have on our customers, sales teams and employees, which, if negatively received by any of these constituencies, could result in reduced revenues or increased costs impacting profitability and cash flow. Our future liquidity and capital requirements will depend upon numerous factors, including the:
•	revenue growth, which may be impinged by the announcement of the proposed Merger;
•	the costs, and continuing costs to effectuate the proposed Merger;
•	timing and expansion of our internal sales and marketing efforts, including additional field sales staff, to support our product launches;
•
progress of our product launch and product development programs and the need and associated costs relating to regulatory approvals, if any, which may be needed to commercialize some of our products under development; and

•	resources we devote to the development, manufacture and marketing of our services and products.
Should we not attain our current projections and estimates, the pace of new product introductions and new product development could be effected. We may seek additional funding to meet the needs of our long-term strategic plans. We can provide no assurance that such additional funds will be available or, if available, that such funds will be available on favorable terms.

Credit Facility
We have a Revolving Credit and Security Agreement (the “Credit Agreement”) with PNC Bank, National Association as lender and agent (“PNC”). Pursuant to the terms of the Credit Agreement and upon request, we may borrow from PNC up to $10,000 subject to a maximum borrowing base that is based upon an amount equal to 85% of our eligible receivables (as that term is defined in the Credit Agreement) less such reserves as PNC reasonably deems proper and necessary. Under the Credit Agreement, we are permitted to use the proceeds of any such borrowings to satisfy its working capital needs and for general corporate purposes. Borrowings under the Credit Agreement bear interest at one of three variable rates: PNC’s base commercial lending rate plus 2%; the federal funds open rate plus 0.5%; or LIBOR plus 3%. In no event will the interest rate be less than 3%. Borrowings are secured by essentially all the assets of ours. Under the Credit Agreement, we are obligated to pay PNC a quarterly facility fee of 0.5% per annum on the unused portion of the Credit Agreement.
We are also required to maintain compliance with various financial and other covenants and conditions, including, but not limited to, a prohibition on paying cash dividends, a requirement that a fixed charge coverage ratio be maintained beginning for the quarter ending March 31, 2011, and certain limitations on engaging in affiliate transactions, making acquisitions, incurring additional indebtedness and making capital expenditures, the breach of any of which would permit PNC to accelerate the obligations. The Credit Agreement also includes subjective acceleration provisions. Such provisions are based upon, in the reasonable opinion of PNC, the occurrence of any adverse or material change in the condition or affairs, financial or otherwise, of ours, which impairs the interest of PNC.
As of September 30, 2010 and December 31, 2009, there were no amounts outstanding under the Credit Agreement and we are in compliance with all covenants. The Credit Agreement expires on December 28, 2012.
PNC, at its option, can declare the Credit Agreement in default, if and when, the proposed Merger is consummated and exercise any remedies to such default as defined in the Credit Agreement. As stated above, no amounts were outstanding under the Credit Agreement as of September 30, 2010 and we currently do not expect any amounts to be outstanding upon the closing of the Merger.
Recent Accounting Developments
For information on new accounting standards, refer to Note 1, Recent Accounting Pronouncements, in “Notes to Unaudited Condensed Consolidated Financial Statements” included elsewhere herein.
Contractual Obligations
As of September 30, 2010, there were no material changes in our contractual obligations from that disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
The majority of our sales to international stocking distributors are denominated in U.S. dollars. Generally, our results of operations are directly or indirectly impacted by the strengthening or weakening of the U.S. dollar against other foreign currencies, especially the euro, in countries to which we sell. Generally, a weakening of the U.S. dollar against the euro, as occurred during the third quarter of 2010, results in our realizing a foreign currency gain whereas a strengthening of the U.S. dollar against the euro, as occurred during the nine months ended September 30, 2010, results in our realizing a foreign currency loss.

Litigation
minSURG International, Inc. v. Nuvasive, Inc., et al.
On July 19, 2010, minSURG International, Inc. (“minSURG”) sued several entities, including us in the United States District Court for the Middle District of Florida. MinSURG’s complaint alleges that our FacetLinxTM Fusion Technology infringes minSURG’s U.S. Patent Nos. 7,708,761, D590,943, and D574,495. The complaint also makes business torts allegations against us, specifically, Lanham Act false advertising, Florida law unfair competition, defamation, and tortious interference with business and contractual relationship allegations. We were served with the complaint on July 28, 2010. On August 3, 2010 minSURG filed a motion for a preliminary injunction, seeking an injunction only with respect to its claims that we (and other defendants) was and continues to induce and contribute to the infringement of the ‘761 Patent. We filed our response to the preliminary injunction motion on September 1, 2010. The Court held an evidentiary hearing on the preliminary injunction motion on October 5, 2010. We also filed a motion to dismiss all of minSURG’s claims, for failure to effectively state a claim, on August 31, 2010. We await decisions on minSURG’s motion for a preliminary injunction, and on our motion to dismiss.
Medtronic Merger Litigation
In August 2010, four class action complaints were filed in the Superior Court of New Jersey, Monmouth County, concerning the Merger. The first class action was instituted by certain individual stockholders, individually and on behalf of all public stockholders of the Company, against us, our board of directors, presidents, and chief executive officer, as well as Medtronic, MSD, and Merger Sub. The complaint alleges breach of fiduciary duty by the members of the board of directors arising out of the attempt to sell the Company by means of an allegedly unfair process with preclusive deal protection devices and at an unfair price of $6.50 in cash for each share of Common Stock. The complaint also alleges that Medtronic aided and abetted the alleged breaches of fiduciary duties by the other defendants. The other three class action complaints filed with respect to the proposed Merger are substantially the same as the first action filed. The lawsuits have all been transferred to Chancery Court of New Jersey, Monmouth County and consolidated. An amended complaint was filed and has been designated as the operative complaint in this consolidated action. In addition to the allegations summarized above, the amended complaint makes additional allegations that our proxy statement relative to the special meeting of stockholders to be held on November 9, 2010 was deficient because it did not disclose certain information about the proposed Merger and the financial analysis performed by Deutsche Bank Securities, Inc., our financial advisor in connection with the proposed merger. The plaintiff also alleges that we violated the corporate law of Delaware when we canceled our annual stockholder meeting scheduled for August 23, 2010. The parties have conducted limited discovery and the plaintiff has filed a motion with the court for a temporary restraining order to, among other things, delay the stockholder vote. On November 8, 2010, the Chancery Court of New Jersey denied the plaintiff’s motion for a temporary restraining order.
The Company believes the claims made against it in this case are without merit and intendeds to vigorously defend itself in this action.
We are not aware of any other material matters or legal proceedings initiated against us during the three months ended September 30, 2010.
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
At September 30, 2010, international stocking distributors accounted for 28% of our accounts receivable.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2010 related to the recording, processing, summarization and reporting of information in our reports that we file with the Securities and Exchange Commission (“SEC”). These disclosure controls and procedures have been designed to ensure that material information relating to us, including our subsidiaries, is made known to our management, including our principal executive officer and principal financial officer, by others within our organization, and that this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the SEC’s rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. Based upon their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2010.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act, during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
Except as disclosed in Item 2, “Litigation,” in Part I of this Quarterly Report on Form 10-Q, there were no material developments that occurred during the nine months ended September 30, 2010 in the proceedings reported under Item 3. Legal Proceedings in our Annual Report on Form 10-K for the year ended December 31, 2009, nor are we aware of any other material legal proceedings initiated against us during the nine months ended September 30, 2010.
Item 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, which could have a material impact on our business, financial condition or results of operations. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2009 are not the only risks facing the Company. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition or results of operations.
The following are new or modified risk factors that should be read in conjunction with the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business, financial condition or results of operations.
Our business and our financial condition may be adversely affected if our proposed merger with Medtronic is not completed, which could cause our stock price to decline.
Our proposed merger with Medtronic is subject to several customary conditions, including obtaining clearance from governmental entities and the approvals of the transaction by the outstanding holders of our Common Stock. During the period following execution of our definitive Merger Agreement with Medtronic until we are able to close the transaction, our employees, agents, distributors and customers could be significantly distracted and our business could be adversely affected by the uncertainty created by the announcement of our proposed transaction. If our proposed merger with Medtronic ultimately is not completed and we have to remain independent, we believe our business would have been, and would continue to be, adversely affected by a variety of risks, including those identified below, and we believe we would not be in as good a position as we would have been had we not attempted the transaction with Medtronic in the first place:
•	management’s attention to our day-to-day business may be diverted to investigating other strategic alternatives;
•
the consequences of our management’s attention having been diverted from our day-to-day business over time between execution of our definitive Merger Agreement with Medtronic and the date on which the agreement would terminate;

•	the disruption to our relationships with customers and suppliers as a result of our and their efforts relating to the proposed Merger;
•	actual and potential litigation associated with our proposed transaction with Medtronic;
•	our inability to acquire further necessary financing to fund our ongoing operations post-termination of our proposed Merger with Medtronic;
•	the potential distraction to our sales force caused by uncertainties relating to the proposed Merger; and
•	the potential loss of business to our competitors.

If the proposed Merger with Medtronic is not completed, the holders of our common stock, RSUs and options to purchase common stock will not receive the cash Merger Consideration provided in the Merger Agreement.
Pursuant to the Merger Agreement, each share of our Common Stock that is issued and outstanding immediately prior to the completion of the Merger (other than shares held by us, Medtronic or its subsidiaries, which will be canceled without payment of any consideration, and shares for which appraisal rights have been validly exercised and not withdrawn) will be converted into the right to receive the Merger Consideration in cash, without interest. Each option to purchase our Common Stock that is outstanding immediately prior to the completion of the Merger will be canceled in exchange for the right to receive in cash the amount by which the Merger Consideration exceeds the exercise price, multiplied by the number of shares subject to such option. Each RSU that is outstanding immediately prior to the completion of the Merger will be canceled in exchange for the right to receive the Merger Consideration per RSU in cash. The proposed Merger with Medtronic is subject to customary conditions, including obtaining clearance from governmental entities and the approval of the Merger by a majority of the outstanding holders of our Common Stock. We may not be able to meet all closing conditions in order to complete the proposed Merger. If we are not able to complete the Merger, the holders of our Common Stock, RSUs and options to purchase Common Stock will not receive the Merger Consideration.
In connection with the proposed Merger with Medtronic, we may incur litigation costs which may harm our business and financial condition and cause our stock price to decline.
The proposed Merger with Medtronic has resulted in and could result in additional litigation against our Company in connection with the transaction itself regardless of whether we are able to close the transaction. This would result in additional litigation costs and management distraction and any failure to successfully defend against these actions could harm our business and our financial condition and cause our stock price to decline.
If the Merger with Medtronic is not consummated, we may need to re-schedule the Annual Meeting of Stockholders.
In accordance with the requirements of the Merger Agreement, we postponed the 2010 Annual Meeting of Stockholders in favor of a Special Meeting of Stockholders to approve the Merger and Merger Agreement. At the 2010 Annual Meeting, stockholders were requested to vote upon two proposals, the election of directors and the approval of our independent registered public accounting firm. The election of directors at the 2010 Annual Meeting of Stockholders was contested by a dissident shareholder group which proposed to replace four of the existing members of the Board of Directors with their own candidates. Although the major shareholders supporting the dissident group have sold all or a substantial portion of their ownership positions in the Company, we can provide no assurance that a re-scheduled Annual Meeting of Stockholders would not again result in a contested election for seats on the Board of Directors. If there was a contested election, the members of our current Board of Directors and management may be required to spend substantive time focusing on the aspects and details of the proxy contest and Annual Meeting and not focused on our strategic initiatives and on running the business. In addition, any proxy contest may be costly and may provide another distraction to our customers, sales teams and employees and divert their attention from our strategic initiatives, negatively impacting revenue growth, profitability and cash flow.

Item 6. EXHIBITS
(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit		Page
Number	Description	Number
2.1
Agreement and Plan of Merger among Medtronic, Inc., Medtronic Sofamor Danek, Inc., England Merger Corporation and Osteotech, Inc. dated as of August 16, 2010 (incorporated by reference to Exhibit 2.1 to Registrant’s current Report on Form 8-K, filed on August 17, 2010.)

3.1	Restated Certificate of Incorporation of Osteotech, as amended (incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K, filed on March 27, 2002)
3.2	Fifth Amended and Restated Bylaws of Osteotech (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed on November 7, 2007)
4.1
First Amendment, dated as of August 16, 2010, to the Rights Agreement, dated as of January 22, 2010, by and between Osteotech, Inc. and Registrar and Transfer Company (incorporated by reference to Exhibit 4.1 to Registrant’s current Report on Form 8-K, filed on August 17, 2010.)

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

Date: November 8, 2010	Osteotech, Inc. (Registrant)
Date: November 8, 2010	By:	/s/ Sam Owusu-Akyaw
Sam Owusu-Akyaw
President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2010	By:	/s/ Mark H. Burroughs
Mark H. Burroughs
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit		Page
Number	Description	Number
2.1
Agreement and Plan of Merger among Medtronic, Inc., Medtronic Sofamor Danek, Inc., England Merger Corporation and Osteotech, Inc. dates as of August 16, 2010 (incorporated by reference to Exhibit 2.1 to Registrant’s current Report on Form 8-K, filed on August 17, 2010.)

3.1	Restated Certificate of Incorporation of Osteotech, as amended (incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K, filed on March 27, 2002)
3.2	Fifth Amended and Restated Bylaws of Osteotech (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed on November 7, 2007)
4.1
First Amendment, dated as of August 16, 2010, to the Rights Agreement, dated as of January 22, 2010, by and between Osteotech, Inc. and Registrar and Transfer Company (incorporated by reference to Exhibit 4.1 to Registrant’s current Report on Form 8-K, filed on August 17, 2010.)

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